Form 10-Q
period 1996-03-31
INTERNATIONAL WIRE GROUP INC
filed 1996-05-15
CIK 947429

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                  FORM 10-Q
(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  March 31, 1996
                              -------------------------------------------------
                                      OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------

                                   33-93970
                           (Commission File Number)

                        International Wire Group, Inc.
            (Exact name of Registrant as specified in its charter)

                                   Delaware
        (State or other jurisdiction of incorporation or organization)

                                  43-1705942
                     (I.R.S. Employer Identification No.)

                            101 South Hanley Road
                             St. Louis, MO  63105
                                (314) 726-1323
        (Address, including zip code, and telephone number, including area code, of Registrant's principal executive offices)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                           YES   [X]      NO   [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                           Outstanding at
                           April 30, 1996


International Wire Group, Inc.
   Common Stock                 1,000


                        INTERNATIONAL WIRE GROUP, INC.




                                     INDEX

                                                                           Page


  International Wire Group, Inc.
    Consolidated Balance Sheets as of March 31, 1996 and December 31, 1995    3
    Consolidated Statement of Operations for the three months                 4
      ended March 31, 1996
    Consolidated Statement of Cash Flows for the three months                 5
      ended March 31, 1996
    Notes to Consolidated Financial Statements                                6

  Wirekraft Holdings Corp. (formerly WB Holdings Inc.)
    Consolidated Statement of Operations for the three months                10
      ended February 28, 1995
    Consolidated Statement of Cash Flows for the three months                11
      ended February 28, 1995
    Notes to Consolidated Financial Statements                               12

  THL-Omega Holding Corporation
    Consolidated Statement of Operations for the three months                13
      ended March 31, 1995
    Consolidated Statement of Cash Flows for the three months                14
      ended March 31, 1995
    Notes to Consolidated Financial Statements                               15

  Management's Discussion and Analysis of Financial Condition and Results    16
    of Operations

PART II - OTHER INFORMATION                                                  18

SIGNATURES                                                                   19
Exhibit 27.1 - Financial Data Schedule                                       20


                        INTERNATIONAL WIRE GROUP, INC.
                         CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share data)

                                               March 31,     December 31,
                                                 1996            1995
                                              -----------    -------------
                                              (Unaudited)


Current assets:
  Cash and cash equivalents.....................  $  5,014   $      -
  Accounts receivable, less allowance of $904
    and $860, respectively......................    78,103     47,180
  Inventories...................................    62,175     57,777
  Prepaid expenses and other....................     3,498      2,858
                                                  ---------  ---------
    Total current assets........................   148,790    107,815
 Property, plant and equipment, net.............   116,666     82,259
 Deferred financing costs, net..................    22,565     16,688
 Intangibles assets, net........................   324,086    215,400
 Other assets...................................     5,677      5,758
                                                  ---------  ---------
    Total assets................................  $617,784   $427,920
                                                  =========  =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term obligations...  $ 20,431   $ 12,662
  Accounts payable..............................    43,666     37,627
  Accrued and other liabilities.................    33,448     26,011
  Accrued interest..............................     9,033      2,516
                                                  ---------  ---------
    Total current liabilities...................   106,578     78,816
Long-term obligations, less current maturities..   449,546    326,015
Deferred income taxes...........................     8,194      8,194
Other long-term liabilities.....................     6,296      4,897
                                                  ---------  ---------
    Total liabilities...........................   570,614    417,922
Stockholders' equity:
  Common stock, $.01 par value, 1,000 shares
    authorized, issued and outstanding..........         0          0
  Series A Senior Cumulative Exchangeable
    Redeemable Preferred Stock, $.01 par value,
    400,000 shares authorized, issued and
    outstanding.................................         4        -
  Contributed capital...........................   125,113     81,051
  Carryover of predecessor basis................   (67,762)   (67,762)
  Accumulated deficit...........................   (10,185)    (3,291)
                                                  ---------  ---------
    Total stockholders' equity..................    47,170      9,998
                                                  ---------  ---------
    Total liabilities and stockholders' equity..  $617,784   $427,920
                                                  =========  =========


       See accompanying notes to the consolidated financial statements


                        INTERNATIONAL WIRE GROUP, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                (In thousands)
                                 (Unaudited)



                                                   Three Months Ended
                                                        March 31,
                                                          1996


Net sales............................................   $118,807
Operating expenses:
  Cost of goods sold.................................     93,475
  Selling, general and administrative................      9,721
  Depreciation and amortization......................      6,044
  Inventory valuation adjustment.....................      2,000
  Expenses related to plant closings.................      4,000
                                                        ---------
Operating income.....................................      3,567
Other income (expense):
  Interest expense...................................     (9,572)
  Amortization of deferred financing costs...........       (723)
  Other, net.........................................         89
                                                        ---------
Loss before income tax provision.....................     (6,639)
Income tax provision.................................        255
                                                        ---------
 Net loss.............................................  $ (6,894)
                                                        =========

       See accompanying notes to the consolidated financial statements


                        INTERNATIONAL WIRE GROUP, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In thousands)
                                 (Unaudited)


                                                        Three Months Ended
                                                              March 31,
                                                                1996


Cash flows provided by (used in) operating
  activities:
  Net loss...........................................       $  (6,894)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Depreciation and amortization....................           6,044
    Amortization of deferred financing costs.........             723
    Inventory valuation adjustment...................           2,000
    Change in assets and liabilities, net of acquisitions:
      Accounts receivable............................          (8,568)
      Inventories....................................             292
      Prepaid expenses and other.....................            (335)
      Accounts payable...............................          (3,150)
      Accrued and other liabilities..................           2,724
      Accrued interest...............................           6,517
      Income taxes payable/refundable................              19
      Other long-term liabilities....................            (101)
                                                            ----------
Net cash from operating activities...................            (729)
                                                            ----------
Cash flows provided by (used in) investing
  activities:
  Acquisitions, net of cash..........................        (160,259)
  Capital expenditures, net..........................          (2,537)
                                                            ----------
Net cash from investing activities...................        (162,796)
                                                            ----------
Cash flows provided by (used in) financing
  activities:
  Equity proceeds....................................          45,039
  Proceeds from issuance of long-term obligations....         128,200
  Borrowing of long-term obligations...............             3,100
  Financing fees and other.........................            (7,800)
                                                            ----------
Net cash from financing activities...................         168,539
                                                            ----------
Net change in cash and cash equivalents..............           5,014
Cash and cash equivalents at beginning of the period.               -
                                                            ----------
 Cash and cash equivalents at end of the period.......      $   5,014
                                                            ==========


       See accompanying notes to the consolidated financial statements

                        INTERNATIONAL WIRE GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share data)
                                 (Unaudited)


1.     The Company

     International Wire Group, Inc. ("Group" or the "Company"), a Delaware corporation, was formed to participate in the transactions contemplated by the IW Acquisition (as described below). On June 12, 1995, Wirekraft Holdings Corp. ("Wirekraft"), Omega Wire Corp. ("Omega"), International Wire Holding Company ("Holding", the parent company of Group), Group, Wirekraft Acquisition Company and certain shareholders of Wirekraft and Omega entered into a series of acquisitions and mergers (the "IW Acquisition") pursuant to which Group acquired all of the common equity securities (and all securities convertible into such securities) of Wirekraft and all of the common equity securities of Omega. The Company through its two segments, the Wire segment and the Harness segment, is engaged in the design, manufacture and marketing of non-insulated and insulated copper wire and wire harnesses. The Company's products are used by a wide variety of customers primarily in the appliance, computer and data communications, automotive and industrial equipment industries.

2.     Basis of Presentation

      Unaudited Interim Consolidated Financial Statements

     The unaudited interim consolidated financial statements reflect all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. The results for the three months ended March 31, 1996, are not necessarily indicative of the results that may be expected for a full fiscal year.

      Statement of Cash Flows

        Interest and taxes paid for the three months ended March 31, 1996 were $3,055 and $236, respectively.

3.     Inventories

          Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out ("LIFO") method. As a result of a decline in copper prices from the period December 31, 1995 to March 31, 1996 the Company wrote down the copper valuation in inventory, the effect of which increased loss before income tax provision by approximately $2,000.


     The composition of inventories at March 31, 1996, is as follows:



Raw materials ............................................   $ 22,894
Work-in-process ..........................................     16,974
Finished goods ...........................................     22,307
                                                             --------
  Total....................................................  $ 62,175
                                                             ========

4.     Intangible Assets

     The Company's management has begun a comprehensive review of the strategic position of its individual business units. This analysis included the closing of certain Wirekraft facilities and the recent DWT Acquisition (discussed in Note 6). As a result, the Company is assessing the carrying value of goodwill. While the Company has not yet completed this assessment, a possible outcome may be a write-off of a portion of the goodwill presently carried on its books. The Company expects to conclude on this matter in the near term, but not later than the filing of its Form 10-K for the current fiscal year.

5.     Long-Term Obligations

     The composition of long-term obligations at March 31, 1996 is as follows:






Credit Agreement:
  Revolving credit facility...............................  $  28,000
  Term Facility...........................................    286,125
Senior Subordinated Notes.................................    150,000
Capital leases............................................      4,875
Other.....................................................        977
                                                            ----------
                                                              469,977
Less, current maturities..................................    (20,431)
                                                            ----------
                                                            $ 449,546
                                                            ==========




     The schedule of principal payments for long-term obligations at March 31, 1996 is as follows:




 1996....................................................  $  15,369
 1997....................................................     20,959
 1998....................................................     23,719
 1999....................................................     29,054
 2000....................................................     67,503
 Thereafter..............................................    313,373
                                                           ---------
   Total.................................................  $ 469,977
                                                           =========



     Credit Agreement

     In connection with the IW Acquisition, Group and Holding entered into a Credit Agreement (the "Credit Agreement") dated as of June 12, 1995 with certain financial institutions. The Credit Agreement was amended in connection with the DWT Acquisition (discussed in Note 6) pursuant to an Amendment to the Credit Agreement dated March 5, 1996 (the "Amended Credit Agreement"). Borrowings under the Amended Credit Agreement are collateralized by first priority mortgages and liens on all of the assets of Group. In addition, borrowings under the Amended Credit Agreement are guaranteed by Holding.

     The Amended Credit Agreement provides senior secured financing of up to $363,500 consisting of a $111,000 term loan (the "Term A Loan"), an $82,500 term loan (the "Term B Loan"), a $95,000 term loan (the "Term C Loan") (collectively the "Term Facility") and a $75,000 revolving credit facility (the "Revolver"). Mandatory principal payments of the Term Facility are due in quarterly installments. The final installment on the Term A Loan is due on September 30, 2000 at which time the Revolver is also due. The final installments on the Term B Loan and Term C Loan are due on September 30, 2002 and September 30, 2003, respectively.

     Borrowings under the Term A Loan and Revolver bear interest, at the option of Group, at a rate per annum equal to (a) the Alternate Base Rate (as defined in the Amended Credit Agreement) plus 1.5% or (b) the Eurodollar Rate (as defined) plus 2.5%. Borrowings under the Term B Loan bear interest, at the option of Group, at a rate per annum equal to (a) the Alternate Base Rate (as defined) plus 2.0% or (b) the Eurodollar Rate (as defined) plus 3.0%. Borrowings under the Term C Loan bear interest at the option of Group, at a rate per annum equal to (a) the Alternate Base Rate (as defined), plus 2.5% or (b) the Eurodollar Rate (as defined) plus 3.5%. Interest payment dates vary depending on the interest rate option to which the Term Facility and the Revolver are tied, but generally interest is payable quarterly. The Amended Credit Agreement contains several financial covenants which, among other things, require Group to maintain certain financial ratios and restrict Group's ability to incur indebtedness, make capital expenditures and pay dividends.

     Senior Subordinated Notes

     The Senior Subordinated Notes due 2005 ("the Senior Notes") were issued under an indenture, dated June 12, 1995 (the "Indenture") in connection with the IW Acquisition. The Senior Notes represent unsecured general obligations of Group and are subordinated to all Senior Debt (as defined in the Indenture) of Group. The Senior Notes, which were originally sold pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, were exchanged for identical notes registered under such Act in November, 1995.

     The Senior Notes are fully and unconditionally (as well as jointly and severally) guaranteed on an unsecured, senior subordinated basis by each subsidiary of the company (the "Guarantor Subsidiairies") other than Electro Componentes de Mexico, S.A. de C.V. and Wirekraft Industries de Mexico, S.A. de C.V. (The "Non-Guarantor Subsidiaries"). Each of the Guarantor Subsidiaries and Non-Guarantor Subsidiaries is wholly owned by the Company. Separate financial statements for the respective Guarantor Subsidiaries are not contained herein because such financial statements are not deemed to provide material information and the aggregate net assets, liabilities, earnings and equity of the Guarantor Subsidiaries is substantially equivalent to the net assets, liabilities, earnings and equity of the Company on a consolidated basis.

6.     DWT Acquisition

     On March 5, 1996, Wire Technologies, Inc. ("Wire Technologies"), a wholly-owned subsidiary of the Company, acquired the businesses of Hoosier Wire, Inc., Dekko Automotive Wire, Inc., Albion Wire, Inc. and Silicones, Inc., a group of affiliated companies operating together under the tradename Dekko Wire Technology Group (the "DWT Acquisition"). The total consideration paid in connection with the DWT Acquisition, including fees and expenses, consisted of (i) cash in the amount of $173,239, subject to final adjustments, and (ii) warrants for the purchase of 2,000,000 shares of Common Stock, par value $.01 per share, of Holding. The cash portion of the consideration paid and the transaction fees and expenses incurred in connection with the DWT Acquisition were funded with (i) $128,200 of senior debt under the Amended Credit Agreement, (ii) $35,000 from the issuance of 35,000,000 shares of Common Stock, par value $.01 per share, of Holding,
 (iii) $39 from the issuance of 3,888,889 shares of Class A Common Stock, par value $.01 per share, of Holding, and (iv) $10,000 from the issuance of 400,000 shares of Series A Senior Cumulative Exchangeable Redeemable Preferred Stock, par value $.01 per share, of the Company (sold in units together with warrants for the purchase of shares of Common Stock, par value $.01 per share, of Holding).

     The DWT Acquisition was accounted for using the purchase method of accounting whereby the total acquisition cost has been preliminarily allocated to the consolidated assets and liabilities based upon their estimated respective fair values. The purchase price allocations are still in process. It is not expected that the final allocation of the purchase cost will result in a materially different allocation than is presented herein. The total acquisition cost is preliminarily allocated to the acquired net assets as follows:






 Current assets...........................................  $  36,250
 Property, plant and equipment............................     35,819
 Goodwill.................................................    110,337
 Fees and costs...........................................      7,800
 Current liabilities......................................    (15,467)
 Other liabilities........................................     (1,500)
                                                            ----------
                                                            $ 173,239
                                                            ==========



     The results of operations of Wire Technologies have been included in the consolidated financial statements since the date of the DWT Acquisition. Pro forma data, which show condensed results of operations for the three months ended March 31, 1996 and 1995 as though the DWT Acquisition and related financing had occurred at the beginning of the respective periods, is as follows:





                                                          Three Months Ended
                                                                March 31,
                                                             1996     1995(1)
                                                        ------------  ---------
Net sales....................................  $           146,045   $166,805
Net income (loss)............................               (3,168)     2,824

(1) Data gives effect to the IW Acquisition as though it occurred as of January 1, 1995.



7.     Plant Closing Expense

     In March, 1996, the Company recorded a pretax charge to operations of $4,000 to provide for plant closing costs. The plant closing costs include provisions for shut-down costs from the period of plant closure to the date of disposal, commitment costs for leased equipment and facilities and severance related costs.


                           WIREKRAFT HOLDINGS CORP.
                         (FORMERLY WB HOLDINGS INC.)
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                (In thousands)
                                 (Unaudited)


                                                  Three Months Ended
                                                     February 28,
                                                         1995


Net sales............................................  $81,285
Operating expenses:
  Cost of goods sold.................................   66,711
  Selling, general and administrative................    7,243
  Depreciation and amortization......................    2,464
                                                       --------
Operating income.....................................    4,867
Other income (expense):
  Interest expense...................................   (3,944)
  Amortization of deferred financing costs...........     (828)
                                                       --------
Income before income tax provision...................       95
Income tax provision.................................       47
                                                       --------
Net income...........................................  $    48
                                                       ========


       See accompanying notes to the consolidated financial statements


                              WIREKRAFT HOLDINGS CORP.
                             (FORMERLY WB HOLDINGS INC.)
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (In thousands)
                                     (Unaudited)


                                                         Three Months Ended
                                                            February 28,
                                                               1995


Cash flows provided by (used in) operating
  activities:
  Net income.........................................        $     48
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization....................           2,464
    Amortization of deferred financing costs.........             747
    Accretion of debt discount.......................              81
    Change in assets and liabilities, net of acquisitions:
      Accounts receivable............................         (11,166)
      Inventories....................................          (2,065)
      Prepaid expenses and other.....................             666
      Accounts payable...............................            (318)
      Accrued and other liabilities..................            (992)
      Accrued interest...............................             882
      Income taxes payable...........................            (256)
      Other long-term liabilities....................            (236)
                                                             ---------
Net cash from operating activities...................         (10,145)
                                                             ---------
Cash flows provided by (used in) investing
  activities:
  Acquisitions, net of cash..........................         (44,973)
  Capital expenditures, net..........................          (1,191)
                                                             ---------
Net cash from investing activities...................         (46,164)
                                                             ---------
Cash flows provided by (used in) financing
  activities:
  Equity proceeds....................................          25,750
  Proceeds from issuance of long-term obligations....          24,000
  Borrowing of long-term obligations.................          19,639
  Repayment of long-term obligations.................         (11,519)
  Financing fees and other...........................          (3,500)
                                                             ---------
Net cash from financing activities...................          54,370
                                                             ---------
Net change in cash and cash equivalents..............          (1,939)
Cash and cash equivalents at beginning of the period.           2,053
                                                             ---------
Cash and cash equivalents at end of the period.......        $    114
                                                             =========


           See accompanying notes to the consolidated financial statements

                           WIREKRAFT HOLDINGS CORP.
                         (FORMERLY WB HOLDINGS INC.)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (In thousands)
                                 (Unaudited)


1.     Basis of Presentation

     Unaudited Interim Consolidated Financial Statements

     The unaudited interim consolidated financial statements reflect all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. The results for the three months ended February 28, 1995, are not necessarily indicative of the results that may be expected for a full fiscal year.

     Statement of Cash Flows

     Interest and taxes paid for the three months ended February 28, 1995 were $3,062 and $303, respectively.


                        THL-OMEGA HOLDING CORPORATION
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                (In thousands)
                                 (Unaudited)



                                                  Three Months Ended
                                                        March 31,
                                                          1995


Net sales............................................  $38,736
Operating expenses:
  Cost of products sold..............................   30,638
  Selling expenses...................................    1,430
  General and administrative expenses................    1,443
  Compensation expense...............................    9,715
  Expenses related to sale...........................    1,689
                                                       --------
Loss from operations.................................   (6,179)
Other income (expense):
  Interest expense...................................   (1,478)
  Amortization of deferred financing costs...........      (50)
  Other, net.........................................       32
                                                       --------
Loss before income tax provision and
  extraordinary item.................................   (7,675)
Income tax provision.................................      484
                                                       --------
Loss before extraordinary item.......................   (8,159)
Extraordinary item - loss due to early
  extinguishment of debt, net of income
  tax of $765........................................   (1,148)
                                                       --------
Net loss.............................................  $(9,307)
                                                       ========

       See accompanying notes to the consolidated financial statements


                        THL-OMEGA HOLDING CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In thousands)
                                 (Unaudited)



                                               Three Months Ended
                                                     March 31,
                                                       1995


Cash flows provided by (used in) operating
  activities:
  Net loss...........................................  $(9,307)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
  Extraordinary item.................................    1,913
  Compensation expense...............................    9,715
  Depreciation and amortization......................    1,509
  Change in assets and liabilities:
    Accounts receivable..............................    1,222
    Inventories......................................    2,826
    Prepaid expenses and other.......................     (485)
    Accounts payable.................................   (3,714)
    Accrued expenses.................................      (90)
    Income taxes payable.............................       (5)
    Deferred compensation............................       20
                                                       --------
Net cash from operating activities...................    3,604
                                                       --------
Cash flows provided by (used in) investing
  activities:
  Capital expenditures, net..........................   (1,597)
                                                       --------
Net cash from investing activities...................   (1,597)
                                                       --------
Cash flows provided by (used in) financing
  activities:
  Repayment of long-term obligations.................   (1,500)
  Net borrowing (repayment) under revolving
    credit facility..................................     (656)
  Issuance of notes payable, net.....................      678
  Redemption of common stock.........................      (58)
                                                       --------
Net cash from financing activities...................   (1,536)
                                                       --------
Net change in cash...................................      471
Cash at beginning of period..........................      339
                                                       --------
Cash at end of period................................  $   810
                                                       ========


       See accompanying notes to the consolidated financial statements

                        THL-OMEGA HOLDING CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (In thousands)
                                 (Unaudited)


1.     Basis of Presentation

     Unaudited Interim Consolidated Financial Statements

     The unaudited interim consolidated financial statements reflect all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. The results for the three months ended March 31, 1995, are not necessarily indicative of the results that may be expected for a full fiscal year.

     Statement of Cash Flows

     Interest and taxes paid for the three months ended March 31, 1995 were $1,548 and $33, respectively.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis includes the results of operations for the three months ended March 31, 1996 compared to the three months ended March 31, 1995. Included in the three months ended March 31, 1995 is the three months ended March 31, 1995 of Wirekraft Holdings Corp. ("Wirekraft") and the three months ended March 31, 1995 of THL-Omega Holding Corporation ("THL-Omega"). Included in the three months ended March 31, 1996 is the three months ended March 31, 1996 of International Wire Group, Inc. (the "Company"), which includes the results of operations of Wire Technologies Inc. ("Wire Technologies") from March 5, 1996, the date of acquisition. The results of operations for the three months ended March 31, 1995 reflect the elimination of sales and cost of goods sold by and among THL-Omega and Wirekraft in the amount of $589.

The Company conducts its operations through two segments: wire products, which includes both non-insulated and insulated wire, and wire harness products. The following table sets forth the major components of the results of operations on a historical combined and consolidated basis and should be used in reviewing the discussion and analysis of results of operations and liquidity and capital resources.


RESULTS OF OPERATIONS
(In thousands)


                                                  Three Months Ended
                                                      March 31,
                                                   1996      1995(1)
                                                   -------  --------

Wire sales.......................................  $ 77,868  $ 81,204
Harness sales....................................    40,939    49,758
                                                   --------  --------
  Net sales......................................   118,807   130,962
Cost of goods sold...............................    93,475   104,183
Selling, general and administrative..............     9,721     9,752
Depreciation and amortization....................     6,044     3,905
Inventory valuation adjustment...................     2,000         -
Compensation expense.............................         -     9,715
Expenses related to sale.........................         -     1,689
Expenses related to plant closings...............     4,000         -
                                                   --------  --------
Operating income.................................  $  3,567  $  1,718
                                                   ========  ========
- ------------

(1) The results of operations data related to Wirekraft for the three months ended March 31, 1995 excludes the one month period ended December 31, 1994 and includes the one month period ended March 31, 1995. Income (loss) from operations was ($64) and $2,966 for the one month period ended December 31, 1994 and the one month period ended March 31, 1995, respectively.



RESULTS OF OPERATIONS

Three Months Ended March 31, 1996 Compared to Three Months ended March 31,
1995

Net sales for the three months ended March 31, 1996 were $118.8 million, representing a $12.2 million or 9.3% decrease compared to the first three months of 1995. Wire segment sales decreased $3.3 million, or 4.1% in the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This decrease was primarily the result of a decline in copper prices. In general, the Company prices its products based upon a spread over the cost of copper, which results in a decreased dollar value of sales when copper prices decrease. The average price of copper based upon the New York Commodity Exchange, Inc. ("COMEX") declined to $1.18 per pound over the three months ended March 31, 1996 from $1.38 per pound over the three months ended March 31, 1995. The decrease in wire segment sales also reflected softness in the Company's industrial market segment. This softness was due to overall market factors combined with the impact of a computer system conversion which affected several industrial accounts. Partially offsetting these decreases were growth in both automotive and computer accounts and $7.4 million of net sales from Wire Technologies. Within the harness segment, sales decreased by $8.8 million or 17.7% for the three months ended March 31, 1996 as compared to the same period in 1995. This decrease was due to a reduction in sales to Whirlpool pursuant to the expiration of a transition supply agreement in October, 1995. Sales of harnesses to General Electric Company increased during this period while sales to all other major harness customers remained essentially the same.

Cost of goods sold as a percent of sales decreased to 78.7% for the three months ended March 31, 1996 from 79.6% for the three months ended March 31, 1995. This decrease was primarily the result of negotiated price reductions for certain purchased materials and the elimination of certain fabrication costs pertaining to outside purchases of non-insulated wire. Subsequent to the acquisition of Omega Wire Corp. ("Omega" the successor of THL-Omega) in 1995, Wirekraft's purchases of non-insulated wire from outside suppliers declined as Omega's non-insulated wire production for Wirekraft increased. In addition, the change in cost of goods sold as a percent of sales reflected lower current-period costs achieved within the harness segment resulting from plant consolidation actions taken in 1995, as well as the impact of declining copper prices. Because the Company's products are typically priced at a spread over the cost of copper, a lower copper price leads to a higher gross margin percentage but generally has no impact on gross margin dollars.

A $2.0 million pretax inventory valuation charge was recorded in the first quarter. This was the result of an adjustment to the LIFO valuation of copper in inventory reflecting the decrease in the copper cost per pound from December 31, 1995 to March 31, 1996. A $4.0 million pretax charge to operations was recorded in March, 1996, representing plant closing costs. The plant closing costs relate to shutting down and consolidating wire segment facilities. These closings are scheduled to take place during the second quarter of 1996.

Selling, general and administrative expenses were $9.7 million in the first quarter of 1996 as compared to $9.8 million for the first quarter of 1995. Expressed as a percent of sales, selling, general and administrative expenses increased from 7.4% for the three-month period ended March 31, 1995 to 8.2% for the three-month period ended March 31, 1996. This increase, as a percent of sales, was primarily attributable to the effect on net sales of higher copper costs in the first three months of 1995 as compared to the same period in 1996. Partially offsetting this increase was lower current-period costs achieved within the domestic harness segment, which resulted from plant consolidation actions taken in 1995.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow information is discussed on a combined basis for the three months ended March 31, 1995. Net cash used in operating activities was $.7 million for the three months ended March 31, 1996, which compares to $1.6 million provided by operating activities for the comparable period in 1995. The fluctuation is primarily due to changes in working capital.

Net cash used in investing activities was $162.8 million for the first quarter of 1996 and includes (i) acquisition costs of $160.3, related to the acquisition of Dekko Wire Technology Group and (ii) capital expenditures of $2.5 million. Net cash used in investing activities was $2.6 million for the first quarter of 1995 and represents capital expenditures.

Net cash provided by financing activities was $168.5 million for the three months ended March 31, 1996 and includes (i) proceeds of $173.2 million from the issuance of equity securities and long-term obligations, (ii) net borrowings of $3.1 million under debt obligations and (iii) payments of $7.8 related to financing fees. Net cash used in financing activities was $1.7 million for the three months ended March 31, 1995 and primarily represents net repayments made under debt obligations.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

     Exhibits 27.1 - Financial Data Schedule

(b)  Reports on Form 8-K

     1. International Wire Group, Inc. Current Report on Form 8-K filing dated March 5, 1996 as filed with the Securities and Exchange Commission ("SEC") on March 19, 1996. -- Item 2. - Acquisition or Disposition of Assets.

     2. International Wire Group, Inc. Current Report on Form 8-K/A filing dated March 5, 1996 as filed with the SEC on May 2, 1996 amending the Current Report on Form 8-K as filed with the SEC on March 19, 1996 to include Item 7. - Financial Statements and Exhibits.

                                 SIGNATURES





Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                   INTERNATIONAL WIRE GROUP, INC.



Dated:  May 14, 1996                  By:    /s/ JAMES N. MILLS
                                         ____________________________________
                                         Name:  James N. Mills
                                         Title: Chairman of the Board and
                                                Chief Executive Officer
                                                (Principal Executive Officer of
                                                International Wire Group, Inc.)



                                      By:    /s/ DAVID M. SINDELAR
                                         ____________________________________
                                         Name:  David M. Sindelar
                                         Title: Senior Vice President
                                                (Principal Financial and
                                                Accounting Officer of
                                                International Wire Group, Inc.)