Form 10-Q
period 1996-06-30
INTERNATIONAL WIRE GROUP INC
filed 1996-08-14
CIK 947429

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                  FORM 10-Q
(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  June 30, 1996
                               ------------------------------------------------
                                      OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ----------------------

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES   [X]      NO   [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                 Outstanding at
                                                  July 31, 1996
                                                 --------------
                International Wire Group, Inc.
                  Common Stock                        1,000


                        INTERNATIONAL WIRE GROUP, INC.




                                    INDEX
                                                                          Page

PART I - FINANCIAL INFORMATION
  International Wire Group, Inc.
    Consolidated Balance Sheets as of June 30, 1996 and December 31, 1995    3
    Consolidated Statements of Operations for the three and six months
      ended June 30, 1996 and one month ended June 30, 1995                  4
    Consolidated Statements of Cash Flows for the six months
      ended June 30, 1996 and one month ended June 30, 1995                  5
    Notes to Consolidated Financial Statements                               6

  Wirekraft Holdings Corp. (formerly WB Holdings Inc.)
    Consolidated Statements of Operations for the three and six months
      ended May 31, 1995                                                     8
    Consolidated Statement of Cash Flows for the six months
      ended May 31, 1995                                                     9
    Notes to Consolidated Financial Statements                              10

  Omega Wire Corp.
    Consolidated Statement of Operations for the two months
      ended May 31, 1995                                                    11
    Consolidated Statement of Cash Flows for the two months
      ended May 31, 1995                                                    12
    Notes to Consolidated Financial Statements                              13

  THL - Omega Holding Corporation
    Consolidated Statement of Operations for the three months
       ended March 31, 1995                                                 14
    Consolidated Statement of Cash Flows for the three months
       ended March 31, 1995                                                 15
    Notes to Consolidated Financial Statements                              16

  Management's Discussion and Analysis of Financial Condition and Results
      of Operations                                                         17

PART II - OTHER INFORMATION                                                 20

SIGNATURES                                                                  21



                        INTERNATIONAL WIRE GROUP, INC.
                         CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share data)
                                                         June 30,   December 31,
                                                           1996         1995
                                                        -----------------------
                                                       (Unaudited)
Current assets:
  Cash and cash equivalents                              $  2,836   $     --
  Accounts receivable, less allowance of $1,076
    and $860, respectively                                 80,758     47,180
  Inventories                                              50,612     57,777
  Prepaid expenses and other                                3,614      2,858
                                                         ---------  ---------
    Total current assets                                  137,820    107,815
 Property, plant and equipment, net                       116,591     82,259
 Deferred financing costs, net                             21,609     16,688
 Intangible assets, net                                   320,398    215,400
 Other assets                                               6,866      5,758
                                                         ---------  ---------
    Total assets                                         $603,284   $427,920
                                                         =========  =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term obligations            $ 21,973   $ 12,662
  Accounts payable                                         36,070     37,627
  Accrued and other liabilities                            35,974     26,011
  Income taxes payable                                      3,286         --
  Accrued interest                                          3,677      2,516
                                                         ---------  ---------
    Total current liabilities                             100,980     78,816
Long-term obligations, less current maturities            444,568    326,015
Deferred income taxes                                       8,194      8,194
Other long-term liabilities                                 6,194      4,897
                                                         ---------  ---------
    Total liabilities                                     559,936    417,922
Stockholders' equity:
  Common stock, $.01 par value, 1,000 shares
    authorized, issued and outstanding                          0          0
  Series A Senior Cumulative Exchangeable
    Redeemable Preferred Stock, $.01 par value,
    400,000 shares authorized, issued and
    outstanding                                                 4         --
  Contributed capital                                     125,113     81,051
  Carryover of predecessor basis                          (67,762)   (67,762)
  Accumulated deficit                                     (14,007)    (3,291)
                                                         ---------  ---------
    Total stockholders' equity                             43,348      9,998
                                                         ---------  ---------
    Total liabilities and stockholders' equity           $603,284   $427,920
                                                         =========  =========


       See accompanying notes to the consolidated financial statements.


                        INTERNATIONAL WIRE GROUP, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                (In thousands)
                                 (Unaudited)



                                     Three Months    Six Months     One Month
                                        Ended          Ended          Ended
                                       June 30,       June 30,       June 30,
                                         1996           1996           1995
                                       --------------------------------------
Net sales                              $147,309       $266,116       $ 36,263
Operating expenses:
  Cost of goods sold                    114,493        207,968         29,275
  Selling, general and
    administrative                       10,857         20,578          2,537
  Depreciation and amortization           6,902         12,946          1,474
  Inventory valuation adjustment          6,500          8,500             --
  Expenses related to plant
    closings                                 --          4,000          1,750
                                       ---------      ---------      ---------
Operating income                          8,557         12,124          1,227
Other income (expense):
  Interest expense                      (11,011)       (20,583)        (2,779)
  Amortization of deferred
    financing costs                      (1,091)        (1,814)          (245)
  Other, net                                 43            132           (183)
                                       ---------      ---------      ---------
Loss before income tax provision         (3,502)       (10,141)        (1,980)
Income tax provision (benefit)              320            575            (70)
                                       ---------      ---------      ---------
Net loss                               $ (3,822)      $(10,716)      $ (1,910)
                                       =========      =========      =========

       See accompanying notes to the consolidated financial statements


                          INTERNATIONAL WIRE GROUP, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In thousands)
                                    (Unaudited)


                                                        Six Months   One Month
                                                          Ended        Ended
                                                         June 30,     June 30,
                                                           1996         1995
                                                        -----------------------
Cash flows provided by (used in) operating
  activities:
  Net loss                                               $(10,716)    $ (1,910)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                          12,946        1,474
    Amortization of deferred financing costs                1,814          245
    Inventory valuation adjustment                          8,500           --
    Change in assets and liabilities, net of
      acquisitions:
      Accounts receivable                                 (11,380)       1,599
      Inventories                                           5,541       (3,056)
      Prepaid expenses and other                           (2,751)        (265)
      Accounts payable                                     (8,546)       1,772
      Accrued and other liabilities                         3,111        4,521
      Accrued interest                                      1,161        1,676
      Income taxes payable/refundable                       4,001          171
      Other long-term liabilities                   		 (203)         (33)
                                                         ---------    ---------
Net cash from operating activities                          3,478        6,194
                                                         ---------    ---------
Cash flows provided by (used in) investing
  activities:
  Acquisitions, net of cash                              (160,259)    (341,046)
  Capital expenditures, net                                (5,486)        (707)
                                                         ---------    ---------
Net cash from investing activities                       (165,745)    (341,753)
                                                         ---------    ---------
Cash flows provided by (used in) financing
  activities:
  Equity proceeds                                          45,039       15,188
  Proceeds from issuance of long-term
    obligations                                           128,200      337,500
  Repayment of long-term obligations                         (336)      (3,009)
  Financing fees and other                                 (7,800)     (14,000)
                                                         ---------    ---------
Net cash from financing activities                        165,103      335,679
                                                         ---------    ---------
Net change in cash and cash equivalents                     2,836          120
Cash and cash equivalents at beginning of the
  period                                                        0            0
                                                         ---------    ---------
Cash and cash equivalents at end of the period           $  2,836     $    120
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

The Company through its two segments, the Wire segment and the Harness segment, is engaged in the design, manufacture and marketing of non-insulated and insulated copper wire and wire harnesses. The Company's products are used by a wide variety of customers primarily in the automotive, appliance, computer and data communications and industrial equipment industries.

2.    Basis of Presentation

Unaudited Interim Consolidated Financial Statements

The unaudited interim consolidated financial statements reflect all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. The results for the three and six months ended June 30, 1996, are not necessarily indicative of the results that may be expected for a full fiscal year.

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

The Senior Notes are fully and unconditionally (as well as jointly and severally) guaranteed on an unsecured, senior subordinated basis by each subsidiary of the Company (the "Guarantor Subsidiaries") other than Electro Componentes de Mexico, S.A. de C.V. and Wirekraft Industries de Mexico, S.A. de C.V. (The "Non-Guarantor Subsidiaries"). Each of the Guarantor Subsidiaries and Non-Guarantor Subsidiaries is wholly owned by the Company. Separate financial statements for the respective Guarantor Subsidiaries are not contained herein because such financial statements are not deemed to provide material information and the aggregate net assets, liabilities, earnings and equity of the Guarantor Subsidiaries is substantially equivalent to the net assets, liabilities, earnings and equity of the Company on a consolidated basis.


Statement of Cash Flows

Interest paid and taxes refunded, net of payments, for the six months ended June 30, 1996 were $19,422 and $3,426, respectively.

3.    Inventories

Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out ("LIFO") method. As a result of a decline in copper prices from the period March 31, 1996 to June 30, 1996 the Company wrote down the copper valuation in inventory, the effect of which increased the loss before income tax provision by approximately $6,500.

The composition of inventories at June 30, 1996, is as follows:
            Raw materials                      $19,684
            Work-in-process                     12,997
            Finished goods                      17,931
                                            ----------
            Total                              $50,612
                                            ==========



4.    Intangible Assets

The Company's management has begun a comprehensive review of the strategic position of its individual business units. This analysis included the closing of certain Wirekraft facilities and the recent DWT Acquisition. As a result, the Company is assessing the carrying value of goodwill. While the Company has not yet completed this assessment, a possible outcome may be a write-off of a portion of the goodwill presently carried on its books. The Company expects to conclude on this matter in the near term, but not later than the filing of its Form 10-K for the current fiscal year.

5.    DWT Acquisition

The results of operations of Wire Technologies have been included in the consolidated financial statements since the date of the DWT Acquisition. Pro forma data, which show condensed results of operations for the six months ended June 30, 1996 and 1995 as though the DWT Acquisition and related financing had occurred at the beginning of the respective periods, is as follows:


                                              Six Months Ended
                                                  June 30,
                                     ------------------------------------
                                           1996              1995(1)
                                     -----------------  -----------------
         Net sales                       $293,964           $317,072
         Net income (loss)                 (7,728)             3,060

     (1) Data gives effect to the IW Acquisition as though it occurred as of January 1, 1995.


                           WIREKRAFT HOLDINGS CORP.
                         (FORMERLY WB HOLDINGS INC.)
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                (In thousands)
                                 (Unaudited)

                                                        Six Months Ended
                                                             May 31,
                                                              1995
                                                       -------------------
Net sales                                              $ 86,768   $168,053
Operating expenses:
  Cost of goods sold                                     72,140    138,851
  Selling, general and administrative                     6,058     13,301
  Depreciation and amortization                           4,010      6,474
  Compensation expense                                      895        895
  Expenses related to sale                                  501        501
  Expenses related to plant closings                      2,000      2,000
                                                       ---------  ---------
Operating income                                          1,164      6,031
Other income (expense):
  Interest expense                                       (4,076)    (8,020)
  Amortization of deferred financing
    costs                                                  (829)    (1,657)
                                                       ---------  ---------
Loss before income tax provision and
  extraordinary item                                     (3,741)    (3,646)
Income tax benefit                                       (2,161)    (2,114)
                                                       ---------  ---------
Loss before extraordinary item                           (1,580)    (1,532)
Extraordinary item - loss due to
  early extinguishment of debt, net
  of income tax of $4,930                                (7,835)    (7,835)
                                                       ---------  ---------
Net loss                                               $ (9,415)   $(9,367)
                                                       =========  =========


       See accompanying notes to the consolidated financial statements


                           WIREKRAFT HOLDINGS CORP.
                         (FORMERLY WB HOLDINGS INC.)
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In thousands)
                                 (Unaudited)

                                                             Six Months Ended
                                                                  May 31,
                                                                   1995
                                                             ----------------
Cash flows provided by (used in) operating
  activities:
  Net loss                                                   $        (9,367)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Extraordinary item                                                12,765
    Depreciation and amortization                                      6,474
    Amortization of deferred financing costs                           1,493
    Accretion of debt discount                                           164
    Deferred income taxes                                             (4,282)
    Change in assets and liabilities, net of
      acquisitions:
      Accounts receivable                                             (9,863)
      Inventories                                                       (824)
      Prepaid expenses and other                                        (166)
      Accounts payable                                                  (617)
      Accrued and other liabilities                                    2,628
      Accrued interest                                                 1,276
      Income taxes payable/refundable                                 (3,366)
      Other long-term liabilities                                       (236)
                                                            -----------------
Net cash from operating activities                                    (3,921)
                                                            -----------------
Cash flows provided by (used in) investing
  activities:
  Acquisitions, net of cash                                          (44,973)
  Capital expenditures, net                                           (2,914)
                                                            -----------------
Net cash from investing activities                                   (47,887)
                                                            -----------------
Cash flows provided by (used in) financing
  activities:
  Equity proceeds                                                     25,750
  Proceeds from issuance of long-term obligations                     24,000
  Borrowing of long-term obligations                                  19,639
  Repayment of long-term obligations                                 (14,226)
  Financing fees and other                                            (3,500)
                                                            -----------------
Net cash from financing activities                                    51,663
                                                            -----------------
Net change in cash and cash equivalents                                 (145)
Cash and cash equivalents at beginning of the period                   2,053
                                                            -----------------
Cash and cash equivalents at end of the period              $          1,908
                                                            =================


       See accompanying notes to the consolidated financial statements

                           WIREKRAFT HOLDINGS CORP.
                         (FORMERLY WB HOLDINGS INC.)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (In thousands)
                                 (Unaudited)


1.    Basis of Presentation


Unaudited Interim Consolidated Financial Statements

The unaudited interim consolidated financial statements reflect all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. The results for the three and six months ended May 31, 1995, are not necessarily indicative of the results that may be expected for a full fiscal year.

Statement of Cash Flows

Interest and taxes paid for the six months ended May 31, 1995 were $6,744 and $604, respectively.


                               OMEGA WIRE CORP.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                (In thousands)
                                 (Unaudited)

                                                           Two Months Ended
                                                                May 31,
                                                                 1995
                                                           ----------------
Net sales                                                  $        23,295
Operating expenses:
  Cost of goods sold                                                17,512
  Selling, general and administrative                                1,639
  Depreciation and amortization                                      1,233
                                                           ----------------
Operating income                                                     2,911
Other income (expense):
  Interest expense                                                  (1,797)
  Amortization of deferred financing costs                            (238)
                                                           ----------------
Income before income tax provision and extraordinary item              876
Income tax provision                                                   171
                                                           ----------------
Income before extraordinary item                                       705
Extraordinary item - loss due to early extinguishment of            (4,044)
                                                           ----------------
  debt, net of income tax of $2,082
 Net loss                                                  $        (3,339)
                                                           ================


       See accompanying notes to the consolidated financial statements



                               OMEGA WIRE CORP.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In thousands)
                                 (Unaudited)

                                                             Two Months Ended
                                                                  May 31,
                                                                   1995
                                                             ----------------
Cash flows provided by (used) in operating activities:
  Net loss                                                     $  (3,339)
  Adjustments to reconcile net loss to net cash provided
    by (used in) operating activities:
  Extraordinary item                                               6,126
  Depreciation and amortization                                    1,233
  Amortization of deferred financing costs                           238
  Deferred income taxes                                              120
  Change in assets and liabilities, net of acquisitions:
    Accounts receivable                                            1,528
    Inventories                                                     (510)
    Prepaid expenses and other                                      (231)
    Accounts payable                                                 919
    Accrued and other liabilities                                     10
    Accrued interest                                                 952
    Income taxes payable/refundable                               (2,033)
    Other long-term liabilities                                      (26)
                                                               ----------
Net cash from operating activities                                 4,987
                                                               ----------
Cash flows provided by (used in) investing activities:
  Acquisition, net of cash                                      (159,080)
  Capital expenditures, net                                         (581)
                                                               ----------
Net cash from investing activities                              (159,661)
                                                               ----------
Cash flows provided by (used in) financing activities:
  Proceeds from issuance of long-term obligations                135,000
  Contributed capital                                             34,653
  Repayment of long-term obligations                              (7,979)
  Financing fees and other                                        (7,000)
                                                               ----------
Net cash from financing activities                               154,674
                                                               ----------
Net change in cash                                                    --
Cash at beginning of the period                                       --
                                                               ----------
Cash at end of the period                                      $      --
                                                               ==========


       See accompanying notes to the consolidated financial statements

                               OMEGA WIRE CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (In thousands)
                                 (Unaudited)


1.   Basis of Presentation


Unaudited Interim Consolidated Financial Statements

The unaudited interim consolidated financial statements reflect all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. The results for the two months ended May 31, 1995, are not necessarily indicative of the results that may be expected for a full fiscal year.

Statement of Cash Flows

Interest and taxes paid for the two months ended May 31, 1995 were $845 and $2, respectively.


                        THL-OMEGA HOLDING CORPORATION
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                (In thousands)
                                 (Unaudited)


                                                          Three Months Ended
                                                               March 31,
                                                                 1995
                                                          ------------------
Net sales                                                      $38,736
Operating expenses:
  Cost of products sold                                         30,638
  Selling expenses                                               1,430
  General and administrative expenses                            1,443
  Compensation expense                                           9,715
  Expenses related to sale                                       1,689
                                                               --------
Loss from operations                                            (6,179)
Other income (expense):
  Interest expense                                              (1,478)
  Amortization of deferred financing costs                         (50)
  Other, net                                                        32
                                                               --------
Loss before income tax provision and extraordinary item         (7,675)
Income tax provision                                               484
                                                               --------
Loss before extraordinary item                                  (8,159)
Extraordinary item - loss due to early extinguishment
  of debt, net of income tax of $765                            (1,148)
                                                               --------
Net loss                                                       $(9,307)
                                                               ========

       See accompanying notes to the consolidated financial statements


                        THL-OMEGA HOLDING CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In thousands)
                                 (Unaudited)


                                                          Three Months Ended
                                                                March 31,
                                                                  1995
                                                          ------------------
Cash flows provided by (used in) operating activities:
  Net loss                                                      $(9,307)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
  Extraordinary item                                              1,913
  Compensation expense                                            9,715
  Depreciation and amortization                                   1,509
  Change in assets and liabilities:
    Accounts receivable                                           1,222
    Inventories                                                   2,826
    Prepaid expenses and other                                     (485)
    Accounts payable                                             (3,714)
    Accrued expenses                                                (90)
    Income taxes payable                                             (5)
    Deferred compensation                                            20
                                                                --------
Net cash from operating activities                                3,604
                                                                --------
Cash flows provided by (used in) investing activities:
  Capital expenditures, net                                      (1,597)
                                                                --------
Net cash from investing activities                               (1,597)
                                                                --------
Cash flows provided by (used in) financing activities:
  Repayment of long-term obligations                             (1,500)
  Repayments under revolving credit facility                       (656)
  Issuance of notes payable, net                                    678
  Redemption of common stock                                        (58)
                                                                --------
Net cash from financing activities                               (1,536)
                                                                --------
Net change in cash                                                  471
Cash at beginning of period                                         339
                                                                --------
Cash at end of period                                           $   810
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

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis includes the results of operations for the three and six months ended June 30, 1996 compared to the three and six months ended June 30, 1995. Included in the three and six months ended June 30, 1995 is the one month ended June 30, 1995 of International Wire Group, Inc. (the "Company"), the two and five months ended May 31, 1995 of Wirekraft Holdings Corp. ("Wirekraft"), the three months ended March 31, 1995 of THL-Omega Holding Corporation ("THL-Omega") and the two months ended May 31, 1995 of Omega Wire Corp. ("Omega"). Included in the three and six months ended June 30, 1996 is the three and six months ended June 30, 1996 of the Company, which includes the results of operations of Wire Technologies, Inc. ("Wire Technologies") from March 5, 1996, the date of acquisition. The results of operations for the three and six months ended June 30, 1995 reflect the elimination of sales and cost of goods sold by and among THL-Omega, Omega and Wirekraft in the amount of $400 and $989, respectively.

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


                            RESULTS OF OPERATIONS
                                (In thousands)


                                     Three Months Ended   Six Months Ended
                                          June 30,             June 30,
                                       1996     1995 (1)   1996     1995 (1)
                                     --------------------------------------
Wire sales                           $106,363  $ 74,457  $184,231  $155,661
Harness sales                          40,946    39,954    81,885    89,712
                                     --------  --------  --------  --------
  Net sales                           147,309   114,411   266,116   245,373
Cost of goods sold                    114,493    92,548   207,968   196,731
Selling, general and administrative    10,857     8,499    20,578    18,251
Depreciation and amortization           6,902     5,882    12,946     9,787
Inventory valuation adjustment          6,500        --     8,500        --
Compensation expense                       --       895        --    10,610
Expenses related to sale                   --       501        --     2,190
Expenses related to plant closings         --     3,750     4,000     3,750
                                     --------  --------  --------  --------
Operating income                     $  8,557  $  2,336  $ 12,124  $  4,054
                                     ========  ========  ========  ========




(1) The results of operations data related to Wirekraft for the three and six months ended June 30, 1995 excludes the one month period ended March 31, 1995 and December 31, 1994, respectively. Income (loss) from operations for these two periods was $2,966 and ($64), respectively.


RESULTS OF OPERATIONS

Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1995

Net sales for the three months ended June 30, 1996 were $147.3 million, which represented a $32.9 million or 28.8% increase compared to the same period in 1995. The wire segment accounted for the majority of this increase as wire sales grew by $31.9 million or 42.9% in the second quarter of 1996 as compared to the second quarter of 1995. This increase reflected $38.3 million of net sales from Wire Technologies as well as continued growth in the Company's automotive market accounts. The impact of declining copper prices, however, partially offset these increases. In general, the Company prices its products based upon a spread over the cost of copper, which results in a decreased dollar value of sales when copper prices decrease. The average price of copper based upon the New York Commodity Exchange, Inc. ("COMEX") declined to $1.16 per pound over the three months ended June 30, 1996 from $1.33 per pound over the three months ended June 30, 1995. Within the harness segment, sales increased $1.0 million or 2.5% during the quarter ended June 30, 1996 compared to the same quarter in 1995. This growth represented strong sales from all major harness customers other than Whirlpool. Sales to Whirlpool declined during this period due to the expiration of a transition supply agreement in October, 1995.

Cost of goods sold as a percent of sales decreased to 77.7% for the three months ended June 30, 1996 from 80.9% for the three months ended June 30, 1995. This decrease was primarily the result of negotiated price reductions for certain purchased materials, the elimination of substantially all outside purchases of non-insulated wire and cost reductions achieved within the harness segment resulting from plant consolidation actions taken in 1995 and the first quarter of 1996. The decline in copper prices also contributed to this decrease, as lower copper prices lead to a higher gross margin percentage but generally have no impact on gross margin dollars.

A $6.5 million pretax inventory valuation charge was recorded in the second quarter. This was the result of an adjustment to the LIFO valuation of copper in inventory reflecting the decrease in the copper cost per pound from March 31, 1996 to June 30, 1996.

Selling, general and administrative expenses were $ 10.9 million in the second quarter of 1996 as compared to $8.5 million for the second quarter of 1995. This increase primarily reflected expenses related to Wire Technologies for the three months ended June 30, 1996. Expressed as a percent of sales, selling, general and administrative expenses, were 7.4% for both the three-month period ended June 30, 1996 and the three-month period ended June 30, 1995.


Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995

Net sales for the six months ended June 30, 1996 were $266.1 million, which represented a $20.7 million or 8.5% increase compared to the same period in 1995. Wire segment sales increased $28.5 million or 18.4% in the six-month period ended June 30, 1996 as compared to the six month period ended June 30, 1995. This increase represented growth in both automotive and computer accounts and included $45.7 million of net sales from Wire Technologies. These increases were partially offset by softness in the
Company's industrial market accounts and the impact of declining copper prices. In general, the Company prices its products based upon a spread over the cost of copper, which results in a decreased dollar value of sales when copper prices decrease. The average price of copper based upon the COMEX declined to $1.17 per pound over the six months ended June 30, 1996, from $1.35 per pound over the six months ended June 30, 1995. Within the harness segment, net sales decreased by $7.8 million or 8.7% for the six months ended June 30, 1996 as compared to the same period in 1995. This decrease was due to a reduction in sales to Whirlpool pursuant to the expiration of a transition supply agreement in October, 1995. Increased harness sales to all other major harness customers have partially offset this reduction.

Cost of goods sold as a percent of sales decreased to 78.1% for the six months ended June 30, 1996 from 80.2% during the comparable period in 1995. This decrease was primarily the result of negotiated price reductions for certain purchased materials and the elimination of the majority of outside purchases of non-insulated wire. Subsequent to the acquisition of Omega in 1995, Wirekraft's purchases of non-insulated wire from outside suppliers declined as Omega's non-insulated wire production for Wirekraft increased. In addition, the change in cost of goods sold as a percent of sales reflected cost reductions achieved within the harness segment resulting from plant consolidation actions taken in 1995 and the first quarter of 1996, as well as the impact of declining copper prices. Because the Company's products are typically priced at a spread over the cost of copper, a lower copper price leads to a higher gross margin percentage but generally has no impact on gross margin dollars.

An $8.5 million pretax inventory valuation charge was recorded during the six-month period ended June 30, 1996. This charge was the result of an adjustment to the LIFO valuation of copper in inventory reflecting the decrease in the copper cost per pound from December 31, 1995 to June 30, 1996. In addition, a $4.0 million pretax charge to operations was recorded during this period representing plant closing costs. The plant closing costs relate to shutting down and consolidating wire segment facilities.

Selling, general and administrative expenses were $20.6 million for the six months ended June 30, 1996 compared to $18.3 million during the same period in 1995. Expressed as a percent of sales, selling, general and administrative expenses increased from 7.4% during the six months ended June 30, 1995 to 7.7% for the comparable period in 1996. This increase, as a percent of sales, was primarily attributable to the effect on net sales of higher copper costs over the first two quarters of 1995 as compared to the same period in 1996. Partially offsetting this increase was lower period costs achieved within the harness segment which resulted from plant consolidation actions.


LIQUIDITY AND CAPITAL RESOURCES

Cash flow information is discussed on a combined basis for the six months ended June 30, 1995. Net cash provided by operating activities was $3.5 million for the six months ended June 30, 1996, which compares to $18.1 million provided by operating activities for the comparable period in 1995. The fluctuation is primarily the result of a decrease in accounts payable which reflected lower copper prices. Lower copper prices result in a corresponding decrease in accounts receivable, however, this effect was offset by the timing of sales over the last two months of the second quarter of 1996 compared to the same period in 1995.

For the six months ended June 30, 1996 the Company generated $13.0 million of net proceeds from the issuance of equity securities and long-term obligations related to acquisitions. During this period, the Company spent $5.5 million on capital projects, made net repayments of $0.3 million and used $7.8 million to pay financing fees.

For the six months ended June 30, 1995, on a historical combined basis, the Company generated $23.0 million of net proceeds from the issuance of equity securities and long-term obligations related to acquisitions. During this period, the Company spent $5.5 million on capital projects, made net repayments of $15.5 million and used $21.0 million to pay financing fees.

PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits
             Exhibit 27.1 - Financial Data Schedule

         (b) Reports on Form 8-K
             No reports on Form 8-K have been filed for the three months ended June 30, 1996.

                                 SIGNATURES





Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                      INTERNATIONAL WIRE GROUP, INC.


Dated:  August 13, 1996               By   :       /s/ JAMES N. MILLS
                                             ______________________________
                                      Name : James N. Mills
                                      Title: Chairman of the Board and
                                             Chief Executive Officer
                                             (Principal Executive Officer of
                                             International Wire Group, Inc.)


                                      By   :      /s/ DAVID M. SINDELAR
                                             _____________________________
                                      Name : David M. Sindelar
                                      Title: Senior Vice President
                                             (Principal Financial and
                                             Accounting Officer of
                                             International Wire Group, Inc.)