Form 10-Q
period 1996-09-30
INTERNATIONAL WIRE GROUP INC
filed 1996-11-12
CIK 947429

SSECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                  FORM 10-Q
(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  September 30, 1996
                               -----------------------------------------------
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

                                  43-1705942
                     (I.R.S. Employer Identification No.)

                            101 South Hanley Road
                             St. Louis, MO  63105
                                (314) 719-1000
        (Address, including zip code, and telephone number, including area code, of Registrant's principal executive offices)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES   [X]      NO   [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                Outstanding at
                           Class               October 31, 1996
               ------------------------------  ----------------
               International Wire Group, Inc.
                 Common Stock                        1,000


                        INTERNATIONAL WIRE GROUP, INC.




                                    INDEX
                                                                         Page
                                                                         ----
PART I - FINANCIAL INFORMATION
  International Wire Group, Inc.
    Consolidated Balance Sheets as of September 30, 1996 and
      December 31, 1995..................................................   3
    Consolidated Statements of Operations for the three and nine months ended September 30, 1996 and three and four months ended
      September 30, 1995.................................................   4
    Consolidated Statements of Cash Flows for the nine months ended
      September 30, 1996 and four months ended September 30, 1995........   5
    Notes to Consolidated Financial Statements...........................   6

  Wirekraft Holdings Corp. (formerly WB Holdings Inc.)
    Consolidated Statement of Operations for the six months ended
      May 31, 1995.......................................................   8
    Consolidated Statement of Cash Flows for the six months ended
      May 31, 1995.......................................................   9
    Notes to Consolidated Financial Statements...........................  10

  Omega Wire Corp.
    Consolidated Statement of Operations for the two months ended
      May 31, 1995.......................................................  11
    Consolidated Statement of Cash Flows for the two months ended
      May 31, 1995.......................................................  12
    Notes to Consolidated Financial Statements...........................  13

  THL-Omega Holding Corporation
    Consolidated Statement of Operations for the three months ended
      March 31, 1995.....................................................  14
    Consolidated Statement of Cash Flows for the three months ended
      March 31, 1995.....................................................  15
    Notes to Consolidated Financial Statements...........................  16

  Management's Discussion and Analysis of Financial Condition and
    Results of Operations................................................  17

PART II - OTHER INFORMATION..............................................  20

SIGNATURES...............................................................  21



                        INTERNATIONAL WIRE GROUP, INC.
                         CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share data)

                                                  September 30,   December 31,
                                                      1996            1995
                                                 --------------  --------------
                                                  (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents..................... $          --   $          --
  Accounts receivable, less allowance of $1,151
    and $860, respectively......................        76,100          47,180
  Inventories...................................        43,854          57,777
  Prepaid expenses and other....................         2,746           2,858
                                                 --------------  --------------
    Total current assets........................       122,700         107,815
 Property, plant and equipment, net.............       115,446          82,259
 Deferred financing costs, net..................        20,660          16,688
 Intangible assets, net.........................       318,175         215,400
 Other assets...................................         7,176           5,758
                                                 --------------  --------------
    Total assets................................ $     584,157   $     427,920
                                                 ==============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term obligations... $      20,230   $      12,662
  Accounts payable..............................        32,847          37,627
  Accrued and other liabilities.................        35,066          26,011
  Income taxes payable..........................         3,782              --
  Accrued interest..............................         7,869           2,516
                                                 --------------  --------------
    Total current liabilities...................        99,794          78,816
Long-term obligations, less current maturities..       426,512         326,015
Deferred income taxes...........................         8,194           8,194
Other long-term liabilities.....................         5,969           4,897
                                                 --------------  --------------
    Total liabilities...........................       540,469         417,922
Stockholders' equity:
  Common stock, $.01 par value, 1,000 shares
    authorized, issued and outstanding..........             0               0
  Series A Senior Cumulative Exchangeable
    Redeemable Preferred Stock, $.01 par value,
    400,000 shares authorized, issued and
    outstanding.................................             4              --
  Contributed capital...........................       125,227          81,051
  Carryover of predecessor basis................       (67,762)        (67,762)
  Accumulated deficit...........................       (13,781)         (3,291)
                                                 --------------  --------------
    Total stockholders' equity..................        43,688           9,998
                                                 --------------  --------------
    Total liabilities and stockholders' equity.. $     584,157   $     427,920
                                                 ==============  ==============


       See accompanying notes to the consolidated financial statements.


                        INTERNATIONAL WIRE GROUP, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                (In thousands)
                                 (Unaudited)



                      Three Months   Three Months    Nine Months   Four Months
                           Ended         Ended         Ended         Ended
                        September 30, September 30, September 30, September 30,
                           1996           1995           1996          1995
                       --------------------------------------------------------


Net sales.............. $  133,496    $  105,301     $  399,612     $  141,564
Operating expenses:
  Cost of goods sold...    101,510        83,562        309,478        112,837
  Selling, general
    and
    administrative.....     10,485         8,433         31,063         10,970
  Depreciation and
    amortization.......      6,987         4,423         19,933          5,897
  Inventory valuation
    adjustment.........         --            --          8,500             --
  Expenses related
    to plant closings..      2,000            --          6,000          1,750
                        -----------   -----------   ------------   ------------
Operating income.......     12,514         8,883         24,638         10,110
Other income (expense):
  Interest expense.....    (11,168)       (8,285)       (31,751)       (11,064)
  Amortization of
    deferred financing
    costs..............       (948)         (619)        (2,762)          (864)
  Other, net...........         30            10            162           (173)
                        -----------   -----------   ------------   ------------
Income (loss) before
  income tax
  provision............        428           (11)        (9,713)        (1,991)
Income tax provision...        202         1,341            777          1,271
                        -----------   -----------   ------------   ------------
Net income (loss)...... $      226    $   (1,352)   $   (10,490)   $    (3,262)
                        ===========   ===========   ============   ============


       See accompanying notes to the consolidated financial statements


                           INTERNATIONAL WIRE GROUP, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (In thousands)
                                     (Unaudited)


                                                   Nine Months    Four Months
                                                      Ended          Ended
                                                   September 30,  September 30,
                                                      1996           1995
                                                   ============================

Cash flows provided by (used in) operating
  activities:
  Net loss........................................ $    (10,490)  $     (3,262)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Depreciation and amortization.................       19,933          5,897
    Amortization of deferred financing costs......        2,762            864
    Inventory valuation adjustment................        8,500             --
    Change in assets and liabilities, net of......
      acquisitions:
      Accounts receivable.........................       (6,722)        (3,802)
      Inventories.................................       12,299         (3,773)
      Prepaid expenses and other..................       (2,742)          (724)
      Accounts payable............................      (11,769)         3,955
      Accrued and other liabilities...............        2,203          1,175
      Accrued interest............................        5,353          6,218
      Income taxes payable/refundable.............        4,497            554
      Other long-term liabilities.................         (428)           (12)
                                                   -------------  -------------
Net cash from operating activities................       23,396          7,090
                                                   -------------  -------------
Cash flows provided by (used in) investing
  activities:
  Acquisitions, net of cash.......................     (160,259)      (341,046)
  Capital expenditures, net.......................       (8,441)        (3,204)
                                                   -------------  -------------
Net cash from investing activities................     (168,700)      (344,250)
                                                   -------------  -------------
Cash flows provided by (used in) financing
  activities:
  Equity proceeds.................................       45,039         15,188
  Proceeds from issuance of long-term
    obligations...................................      128,200        337,500
  Repayment of long-term obligations..............      (20,135)        (2,577)
  Financing fees and other........................       (7,800)       (14,000)
                                                   -------------  -------------
Net cash from financing activities................      145,304        336,111
                                                   -------------  -------------
Net change in cash and cash equivalents...........           --         (1,049)
Cash and cash equivalents at beginning of the
  period..........................................           --             --
                                                   -------------  -------------
Cash and cash equivalents at end of the period.... $         --   $     (1,049)
                                                   =============  =============


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

2.  Basis of Presentation

    Unaudited Interim Consolidated Financial Statements

    The unaudited interim consolidated financial statements reflect all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. The results for the three and nine months ended September 30, 1996, are not necessarily indicative of the results that may be expected for a full fiscal year.

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

    Statement of Cash Flows

    Interest paid and taxes refunded, net of payments, for the nine months ended September 30, 1996 were $26,398 and $2,720, respectively.

3.  Inventories

    Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out ("LIFO") method.


    The composition of inventories at September 30, 1996, is as follows:

    Raw materials..................................................    $17,803
    Work-in-process................................................     12,304
    Finished goods.................................................     13,747
                                                                       -------
      Total........................................................    $43,854
                                                                       =======



4.  Intangible Assets

    The Company's management has begun a comprehensive review of the strategic position of its individual business units. This analysis included the closing of certain Wirekraft facilities and the recent DWT Acquisition. As a result, the Company is assessing the carrying value of goodwill. While the Company has not yet completed this assessment, a possible outcome may be a write-off of a portion of the goodwill presently carried on its books. The Company expects to conclude on this matter before the filing of its Form 10-K for the current fiscal year.

5.  DWT Acquisition

    The results of operations of Wire Technologies have been included in the consolidated financial statements since the date of the DWT Acquisition. Pro forma data, which show condensed results of operations for the nine months ended September 30, 1996 and 1995 as though the DWT Acquisition and related financing had occurred at the beginning of the respective periods, is as follows:

                                                           Nine Months Ended
                                                             September 30,
                                                           1996       1995(1)
                                                         ---------------------
    Net sales........................................... $ 427,460   $ 453,219
    Net income (loss)...................................    (7,502)      2,495

    (1) Data gives effect to the IW Acquisition as though it occurred as of January 1, 1995.


6.  Plant Closing Expense

    In September, 1996, the Company recorded a pretax charge to operations of $2,000 to provide for plant closing costs. The plant closing costs relate to consolidating certain wire segment facilities and include provisions for certain shut-down and severance related costs.


                           WIREKRAFT HOLDINGS CORP.
                         (FORMERLY WB HOLDINGS INC.)
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                (In thousands)
                                 (Unaudited)

                                                              Six Months Ended
                                                                   May 31,
                                                                    1995
                                                             ------------------
Net sales...................................................     $  168,053
Operating expenses:
  Cost of goods sold........................................        138,851
  Selling, general and administrative.......................         13,301
  Depreciation and amortization.............................          6,474
  Compensation expense......................................            895
  Expenses related to sale..................................            501
  Expenses related to plant closings........................          2,000
                                                                 -----------
Operating income............................................          6,031
Other income (expense):
  Interest expense..........................................         (8,020)
  Amortization of deferred financing costs..................         (1,657)
                                                                 -----------
Loss before income tax benefit and extraordinary item.......         (3,646)
Income tax benefit..........................................         (2,114)
                                                                 -----------
Loss before extraordinary item..............................         (1,532)
Extraordinary item - loss due to early extinguishment.......
  of debt, net of income tax of $4,930......................         (7,835)
                                                                 -----------
Net loss....................................................     $   (9,367)
                                                                 ===========


       See accompanying notes to the consolidated financial statements


                           WIREKRAFT HOLDINGS CORP.
                         (FORMERLY WB HOLDINGS INC.)
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In thousands)
                                 (Unaudited)

                                                              Six Months Ended
                                                                   May 31,
                                                                    1995
                                                             ------------------
Cash flows provided by (used in) operating activities:
  Net loss..................................................     $   (9,367)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Extraordinary item......................................         12,765
    Depreciation and amortization...........................          6,474
    Amortization of deferred financing costs................          1,493
    Accretion of debt discount..............................            164
    Deferred income taxes...................................         (4,282)
    Change in assets and liabilities, net of
      acquisitions:
      Accounts receivable...................................         (9,863)
      Inventories...........................................           (824)
      Prepaid expenses and other............................           (166)
      Accounts payable......................................           (617)
      Accrued and other liabilities.........................          2,628
      Accrued interest......................................          1,276
      Income taxes payable/refundable.......................         (3,366)
      Other long-term liabilities...........................           (236)
                                                                 -----------
Net cash from operating activities..........................         (3,921)
                                                                 -----------
Cash flows provided by (used in) investing activities:
  Acquisitions, net of cash.................................        (44,973)
  Capital expenditures, net.................................         (2,914)
                                                                 -----------
Net cash from investing activities..........................        (47,887)
                                                                 -----------
Cash flows provided by (used in) financing activities:
  Equity proceeds...........................................         25,750
  Proceeds from issuance of long-term obligations...........         24,000
  Borrowing of long-term obligations........................         19,639
  Repayment of long-term obligations........................        (14,226)
  Financing fees and other..................................         (3,500)
                                                                 -----------
Net cash from financing activities..........................         51,663
                                                                 -----------
Net change in cash and cash equivalents.....................           (145)
Cash and cash equivalents at beginning of the period........          2,053
                                                                 -----------
 Cash and cash equivalents at end of the period.............     $    1,908
                                                                 ===========


       See accompanying notes to the consolidated financial statements

                           WIREKRAFT HOLDINGS CORP.
                         (FORMERLY WB HOLDINGS INC.)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (In thousands)
                                 (Unaudited)


1.  Basis of Presentation


    Unaudited Interim Consolidated Financial Statements

    The unaudited interim consolidated financial statements reflect all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. The results for the six months ended May 31, 1995, are not necessarily indicative of the results that may be expected for a full fiscal year.

    Statement of Cash Flows

    Interest and taxes paid for the six months ended May 31, 1995 were $6,744 and $604, respectively.


                               OMEGA WIRE CORP.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                (In thousands)
                                 (Unaudited)

                                                              Two Months Ended
                                                                   May 31,
                                                                    1995
                                                             ------------------
Net sales...................................................     $  23,295
Operating expenses:
  Cost of goods sold........................................        17,512
  Selling, general and administrative.......................         1,639
  Depreciation and amortization.............................         1,233
                                                                 ----------
Operating income............................................         2,911
Other income (expense):
  Interest expense..........................................        (1,797)
  Amortization of deferred financing costs..................          (238)
                                                                 ----------
Income before income tax provision and extraordinary item...           876
Income tax provision........................................           171
                                                                 ----------
Income before extraordinary item............................           705
Extraordinary item - loss due to early extinguishment of
  debt, net of income tax of $2,082.........................        (4,044)
                                                                 ----------
Net loss....................................................     $  (3,339)
                                                                 ==========


       See accompanying notes to the consolidated financial statements



                               OMEGA WIRE CORP.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In thousands)
                                 (Unaudited)

                                                              Two Months Ended
                                                                   May 31,
                                                                    1995
                                                             ------------------
Cash flows provided by (used in) operating activities:
  Net loss..................................................     $  (3,339)
  Adjustments to reconcile net loss to net cash provided
    by (used in) operating activities:
  Extraordinary item........................................         6,126
  Depreciation and amortization.............................         1,233
  Amortization of deferred financing costs..................           238
  Deferred income taxes.....................................           120
  Change in assets and liabilities, net of acquisitions:
    Accounts receivable.....................................         1,528
    Inventories.............................................          (510)
    Prepaid expenses and other..............................          (231)
    Accounts payable........................................           919
    Accrued and other liabilities...........................            10
    Accrued interest........................................           952
    Income taxes payable/refundable.........................        (2,033)
    Other long-term liabilities.............................           (26)
                                                                 ----------
Net cash from operating activities..........................         4,987
                                                                 ----------
Cash flows provided by (used in) investing activities:
  Acquisition, net of cash..................................      (159,080)
  Capital expenditures, net.................................          (581)
                                                                 ----------
Net cash from investing activities..........................      (159,661)
                                                                 ----------
Cash flows provided by (used in) financing activities:
  Proceeds from issuance of long-term obligations...........       135,000
  Contributed capital.......................................        34,653
  Repayment of long-term obligations........................        (7,979)
  Financing fees and other..................................        (7,000)
                                                                 ----------
Net cash from financing activities..........................       154,674
                                                                 ----------
Net change in cash..........................................            --
Cash at beginning of the period.............................            --
                                                                 ----------
Cash at end of the period...................................     $      --
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


                        THL-OMEGA HOLDING CORPORATION
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                (In thousands)
                                 (Unaudited)


                                                             Three Months Ended
                                                                  March 31,
                                                                    1995
                                                             ------------------

Net sales...................................................     $   38,736
Operating expenses:
  Cost of products sold.....................................         30,638
  Selling expenses..........................................          1,430
  General and administrative expenses.......................          1,443
  Compensation expense......................................          9,715
  Expenses related to sale..................................          1,689
                                                                ------------
Loss from operations........................................         (6,179)
Other income (expense):
  Interest expense..........................................         (1,478)
  Amortization of deferred financing costs..................            (50)
  Other, net................................................             32
                                                                ------------
Loss before income tax provision and extraordinary item.....         (7,675)
Income tax provision........................................            484
                                                                ------------
Loss before extraordinary item..............................         (8,159)
Extraordinary item - loss due to early extinguishment
  of debt, net of income tax of $765........................         (1,148)
                                                                ------------
Net loss....................................................    $    (9,307)
                                                                ============

       See accompanying notes to the consolidated financial statements


                        THL-OMEGA HOLDING CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In thousands)
                                 (Unaudited)


                                                             Three Months Ended
                                                                  March 31,
                                                                    1995
                                                             ------------------
Cash flows provided by (used in) operating activities:
  Net loss.................................................      $  (9,307)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
  Extraordinary item.......................................          1,913
  Compensation expense.....................................          9,715
  Depreciation and amortization............................          1,509
  Change in assets and liabilities:
    Accounts receivable....................................          1,222
    Inventories............................................          2,826
    Prepaid expenses and other.............................           (485)
    Accounts payable.......................................         (3,714)
    Accrued expenses.......................................            (90)
    Income taxes payable...................................             (5)
    Deferred compensation..................................             20
                                                                 ----------
Net cash from operating activities.........................          3,604
                                                                 ----------
Cash flows provided by (used in) investing activities:
  Capital expenditures, net................................         (1,597)
                                                                 ----------
Net cash from investing activities.........................         (1,597)
                                                                 ----------
Cash flows provided by (used in) financing activities:
  Repayment of long-term obligations.......................         (1,500)
  Repayments under revolving credit facility...............           (656)
  Issuance of notes payable, net...........................            678
  Redemption of common stock...............................            (58)
                                                                 ----------
Net cash from financing activities.........................         (1,536)
                                                                 ----------
Net change in cash.........................................            471
Cash at beginning of period................................            339
                                                                 ----------
Cash at end of period......................................      $     810
                                                                 ==========

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

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis includes the results of operations for the three and nine months ended September 30, 1996 compared to the three and nine months ended September 30, 1995. Included in the three months ended September 30, 1995 is the three months ended September 30, 1995 of International Wire Group, Inc. (the "Company"). Included in the nine months ended September 30, 1995 is the four months ended September 30, 1995 of the Company, the five months ended May 31, 1995 of Wirekraft Holdings Corp. ("Wirekraft"), the three months ended March 31, 1995 of THL-Omega Holding Corporation ("THL-Omega") and the two months ended May 31, 1995 of Omega Wire Corp. ("Omega"). Included in the three and nine months ended September 30, 1996 is the three and nine months ended September 30, 1996 of the Company, which includes the results of operations of Wire Technologies Inc. ("Wire Technologies") from March 5, 1996, the date of acquisition. The results of operations for the nine months ended September 30, 1995 reflect the elimination of sales and cost of goods sold by and among THL-Omega, Omega and Wirekraft in the amount of $989.

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


                            RESULTS OF OPERATIONS
                                (In thousands)


                                      Three Months Ended  Nine Months Ended
                                         September 30,      September 30,
                                       1996       1995     1996     1995(1)
                                     --------------------------------------

Wire sales.........................  $ 92,310  $ 67,187  $276,541  $222,848
Harness sales......................    41,186    38,114   123,071   127,826
                                     --------  --------  --------  --------
  Net sales........................   133,496   105,301   399,612   350,674
Cost of goods sold.................   101,510    83,562   309,478   280,293
Selling, general and administrative    10,485     8,433    31,063    26,684
Depreciation and amortization......     6,987     4,423    19,933    14,210
Inventory valuation adjustment.....        --        --     8,500        --
Compensation expense...............        --        --        --    10,610
Expenses related to sale...........        --        --        --     2,190
Expenses related to plant closings.     2,000        --     6,000     3,750
                                     --------  --------  --------  --------
Operating income...................  $ 12,514  $  8,883  $ 24,638  $ 12,937
                                     ========  ========  ========  ========

(1) The results of operations data related to Wirekraft for the nine months ended September 30, 1995 exclude the one month period ended December 31, 1994. Loss from operations for this period was $64.

RESULTS OF OPERATIONS
=====================

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

Net sales for the three months ended September 30, 1996 were $133.5 million, which represented a $28.2 million or 26.8% increase compared to the same period in 1995. The wire segment accounted for the majority of this increase as wire sales grew by $25.1 million or 37.4% in the third quarter of 1996 as compared to the third quarter of 1995. This increase reflected $37.1 million of net sales from Wire Technologies as well as continued growth in the Company's automotive and control signal market accounts. These increases were partially offset by a decline in copper prices. In general, the Company prices its products based upon a spread over the cost of copper, which results in a decreased dollar value of sales when copper prices decrease. The average price of copper based upon the New York Commodity Exchange, Inc. ("COMEX") declined to $.91 per pound over the three months ended September 30, 1996 from $1.36 per pound over the three months ended September 30, 1995. Within the harness segment, sales increased $3.1 million or 8.1% during the quarter ended September 30, 1996 compared to the same quarter in 1995. This growth represented strong sales from most major harness customers other than Whirlpool. Sales to Whirlpool declined during this period due to the expiration of a transition supply agreement in October, 1995.

Cost of goods sold as a percent of sales decreased to 76.0% for the three months ended September 30, 1996 from 79.4% for the three months ended September 30, 1995. This decrease was due to the result of negotiated price reductions for certain purchased materials, the elimination of substantially all outside purchases of non-insulated wire and cost reductions achieved within both the wire and harness segments resulting from plant consolidation actions taken in 1995 and 1996. The decline in copper prices also contributed to this decrease, as lower copper prices lead to a higher gross margin percentage but generally have no impact on gross margin dollars.

A $2.0 million pretax charge to operations was recorded in September, 1996, representing plant consolidation costs. These costs relate to consolidating wire segment facilities.

Selling, general and administrative expenses were $10.5 million in the third quarter of 1996 as compared to $8.4 million for the third quarter of 1995. This increase primarily reflected expenses related to Wire Technologies for the three months ended September 30, 1996. Expressed as a percent of sales, selling, general and administrative expenses, decreased to 7.9% for the three-month period ended September 30, 1996 from 8.0% for the comparable period in 1995. This decrease, as a percent of sales, was due mainly to lower current period costs achieved within both the wire and harness segments, which resulted from plant consolidation actions taken in 1995 and 1996. Partially offsetting this decrease was the effect on net sales of higher copper costs in the third quarter of 1995 as compared to the same period in 1996.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

Net sales for the nine months ended September 30, 1996 were $399.6 million, which represented a $48.9 million or 13.9% increase compared to the same period in 1995. Wire segment sales increased $53.7 million or 24.1% in the nine-month period ended September 30, 1996 as compared to the nine-month period ended September 30, 1995. This increase represented growth in automotive, control signal, and computer accounts and included $82.8 million of net sales from Wire Technologies. These increases were partially offset by softness in the Company's industrial market accounts and the impact of
declining copper prices.   In general, the Company prices its products based
upon a spread over the cost of copper, which results in a decreased dollar value of sales when copper prices decrease. The average price of copper based upon the COMEX declined to $1.08 per pound over the nine months ended September 30, 1996, from $1.36 per pound over the nine months ended September 30, 1995. Within the harness segment, net sales decreased by $4.8 million or 3.7% for the nine months ended September 30, 1996 as compared to the same period in 1995. This decrease was due to a reduction in sales to Whirlpool pursuant to the expiration of a transition supply agreement in October, 1995. Increased harness sales to most other major harness customers have partially offset this reduction.

Cost of goods sold as a percent of sales decreased to 77.4% for the nine months ended September 30, 1996 from 79.9% during the comparable period in 1995. This decrease was due to the result of negotiated price reductions for certain purchased materials and the elimination of the majority of outside purchases of non-insulated wire. Subsequent to the acquisition of Omega in 1995, Wirekraft's purchases of non-insulated wire from outside suppliers declined as Omega's non-insulated wire production for Wirekraft increased. In addition, the change in cost of goods sold as a percent of sales reflected cost reductions achieved within both the wire and harness segments resulting from plant consolidation actions taken in 1995 and 1996, as well as the impact of declining copper prices. Because the Company's products are typically priced at a spread over the cost of copper, a lower copper price leads to a higher gross margin percentage but generally has no impact on gross margin dollars.

An $8.5 million pretax inventory valuation charge was recorded during the nine-month period ended September 30, 1996. This charge was the result of an adjustment to the LIFO valuation of copper in inventory reflecting the decrease in the copper cost per pound from December 31, 1995 to September 30, 1996. In addition, a $6.0 million pretax charge to operations was recorded during this period representing plant closing costs. The plant closing costs relate to shutting down and consolidating wire segment facilities.

Selling, general and administrative expenses were $31.1 million for the nine months ended September 30, 1996 compared to $26.7 million during the same period in 1995. Expressed as a percent of sales, selling, general and administrative expenses increased from 7.6% during the nine months ended September 30, 1995 to 7.8% for the comparable period in 1996. This increase, as a percent of sales, was primarily attributable to the effect on net sales of higher copper costs over the first three quarters of 1995 as compared to the same period in 1996. Partially offsetting this increase was lower period costs achieved within both the wire and harness segments which resulted from plant consolidation actions.

LIQUIDITY AND CAPITAL RESOURCES
===============================

Cash flow information is discussed on a combined basis for the nine months ended September 30, 1995. Net cash provided by operating activities was $23.4 million for the nine months ended September 30, 1996, compared to $18.9 million provided by operating activities for the comparable period in 1995. The fluctuation is primarily due to changes in working capital.

For the nine months ended September 30, 1996 the Company generated $13.0 million of net proceeds from the issuance of equity securities and long-term obligations related to acquisitions. During this period, the Company spent $8.4 million on capital projects, made net repayments on long-term obligations of $20.1 million and used $7.8 million to pay financing fees.

For the nine months ended September 30, 1995, on a historical combined basis, the Company generated $23.0 million of net proceeds from the issuance of equity securities and long-term obligations related to acquisitions. During that period, the Company spent $7.9 million on capital projects, made net repayments on long-term obligations of $15.1 million and used $21.0 million to pay financing fees.

PART II.  OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits
               Exhibit 27.1 - Financial Data Schedule

          (b)  Reports on Form 8-K
               No reports on Form 8-K have been filed during the three months ended September 30,1996.

                                 SIGNATURES





Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                         INTERNATIONAL WIRE GROUP, INC.


Dated:  November 12, 1996              By    :      /s/ JAMES N. MILLS
                                                _______________________________
                                       Name  :  James N. Mills
                                       Title :  Chairman of the Board and
                                                Chief Executive Officer
                                                (Principal Executive Officer of
                                                International Wire Group, Inc.)


                                       By    :     /s/ DAVID M. SINDELAR
                                                _______________________________
                                       Name  :  David M. Sindelar
                                       Title :  Senior Vice President
                                                (Principal Financial and
                                                Accounting Officer of
                                                International Wire Group, Inc.)