Form 10-K405
period 1996-12-31
INTERNATIONAL WIRE GROUP INC
filed 1997-03-28
CIK 947429

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ___________ to ______________

                        Commission File Number 33-93970

                        INTERNATIONAL WIRE GROUP, INC.
                        -------------------------------
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                    43-1705942
     -------------------------------                     -------------------
     (State or other jurisdiction of                      (I.R.S. Employer
       incorporation or organization                     Identification No.)

101 SOUTH HANLEY ROAD, ST. LOUIS, MISSOURI                     63105
------------------------------------------                   ----------
 (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code: (314) 719-1000
                                                    --------------

        Securities registered pursuant to Section 12(b) of the Act: NONE

        Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                               X YES      No
                              ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. (The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.)

NO ESTABLISHED PUBLISHED PUBLIC TRADING MARKET EXISTS FOR THE COMMON STOCK, PAR VALUE $.01 PER SHARE, OF INTERNATIONAL WIRE GROUP, INC. ALL OF THE OUTSTANDING SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE, OF INTERNATIONAL WIRE GROUP, INC. ARE HELD BY INTERNATIONAL WIRE HOLDING COMPANY.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date (applicable only to corporate registrants).

                                                     OUTSTANDING AT
                  CLASS                              MARCH 12, 1997
                  -----                              --------------
               COMMON STOCK                              1,000


                    DOCUMENTS INCORPORATED BY REFERENCE NONE

                                     PART I

ITEM 1.  BUSINESS

GENERAL

International Wire Holding Company ("Holding") is a holding company which owns all of the outstanding capital stock of International Wire Group, Inc. (the "Company"). Holding and the predecessor of the Company were incorporated in Delaware in April 1995 by an investor group led by Hicks, Muse, Tate & Furst Incorporated ("Hicks, Muse") and Mills & Partners, Inc. ("Mills & Partners") to facilitate the acquisitions of Wirekraft Holdings Corp. ("Wirekraft") and Omega Wire Corp. ("Omega") in June of 1995 (the "Acquisitions").

The Company is engaged in the design, manufacture and marketing of (i) non-insulated bare and tin-plated copper wire, (ii) insulated copper wire and
(iii) wire harnesses. The Company's products are used by a wide variety of customers primarily in the appliance, computer and data communications, automotive and industrial equipment industries.

The Acquisitions were effected with debt and equity financing valued at $420.5 million. Proceeds from the Acquisitions' financing were used to pay the cash portion of the Acquisitions' purchase price and to pay certain fees and expenses related to the Acquisitions. The Acquisitions' financing consisted of
(i) $188.5 million of senior debt under a bank credit agreement among the Company, the several lenders party thereto, Chemical Bank N.A., as agent and Bankers Trust Company, as documentation agent (the "Credit Agreement"), (ii) $150.0 million from the sale of 11.75% Senior Subordinated Notes (the "Old Notes") due 2005, (iii) $82.0 million from the issuance of 82,000,000 shares of Holding Common Stock, par value $.01 per share ("Holding Common Stock"), and
(iv) $91,111 from the issuance of 9,111,111 shares of Holding Class A Common Stock, par value $.01 per share ("Holding Class A Common Stock").

In November of 1995, the Company completed a registered exchange offer in which the Old Notes were exchanged for an identical principal amount of 11.75% Senior Subordinated Notes (the "Senior Notes") due 2005.

BACKGROUND

WB Holdings Inc. was formed in September 1992 by Hicks, Muse and Mills & Partners to participate in the acquisition of Kirtland Indiana, Limited Partnership ("KILP/Wirekraft" or the "Predecessor"). On December 21, 1992, WB Holdings Inc., through a series of acquisitions and mergers acquired all of the issued and outstanding common stock of Bristol Holding Corporation ("Bristol") and Burcliff Holdings Corporation ("Burcliff"), the parent companies of the general partners of KILP/Wirekraft. KILP/Wirekraft was engaged in the design, manufacture and marketing of insulated copper wire and wire harnesses.

In December 1994, WB Holdings Inc., through a series of mergers, became a wholly-owned subsidiary of Wirekraft. Wirekraft was formed to participate in the acquisition of Electro Componentes de Mexico S.A. de C.V. ("ECM"). On December 2, 1994, Wirekraft acquired the stock of ECM and certain related assets from General Electric Company ("GE"). ECM was engaged in the manufacture of wire harnesses.

Omega was formed in March 1995 by Hicks, Muse and Mills & Partners to participate in the acquisition of THL-Omega Holding Corporation ("THL-Omega"). On March 31, 1995, Omega acquired all of the issued and outstanding common stock of THL-Omega. THL-Omega was engaged in the design, manufacture and marketing of non-insulated bare and tin-plated copper wire.

On March 5, 1996, Wire Technologies, Inc. ("Wire Technologies"), a wholly-owned subsidiary of the Company, acquired the businesses of Hoosier Wire, Inc. Dekko Automotive Wire, Inc., Albion Wire, Inc. and Silicones, Inc., a group of affiliated companies operating together under the trade name Dekko Wire Technology Group (the "DWT Acquisition").

In recent years several key trends and events developed within the automotive and appliance industries which caused the Company to develop and execute new business strategies to maintain customer volume levels and meet competitive pressures. The trends and events included the implementation of the North American Free Trade Agreement ("NAFTA"), geographic relocation of production facilities and changes in customers' ordering patterns to match just-in-time inventory management practices.

With the NAFTA agreement and competitive pressures, the automotive and appliance industry accelerated the shifting of production of harness assemblies to lower cost Mexican operations. In order to address the market's demands, the Company purchased ECM in December 1994 and began moving production from the Midwest to the Southwest and Mexico to retain its long-standing relationship with certain major customers and to achieve cost efficiencies. As the Company increased the transition of harness production to Mexican facilities it began closing several domestic harness facilities in fiscal 1995.

At the time of the acquisition of KILP/Wirekraft in 1992, the automotive marketplace accepted KILP/Wirekraft's manufacturing philosophy and approach to customer service. KILP/Wirekraft's manufacturing philosophy was geared toward meeting long lead-time orders for large quantities of certain types of automotive insulated wire. However, due to overall economic trends and changes within the automotive industry, Wirekraft's customer base began to decrease the number and frequency of long lead-time orders and increased the number and frequency of short lead-time orders for small quantities of insulated wire. This allowed customers the ability to further reduce their on-hand inventories and led to more demanding customer service expectations and a change in KILP/Wirekraft's production philosophy to fill the small orders and meet stringent delivery schedules. As a result, KILP/Wirekraft's operating costs increased, because shorter production runs created more downtime, an increased number of setups and higher scrap rates. This shift was a significant factor in the Company's decision to acquire Dekko Wire Technology Group, which utilized product line focused facilities which were geared for shorter production runs and had a history of superior customer service and on-time delivery operating on that basis. In addition, several of these facilities were strategically located near the Southwest and Mexico. As the Company began integrating facilities purchased in the DWT Acquisition, it closed several insulated wire facilities during fiscal 1996.

In connection with the execution of these new business strategies, the Company performed a comprehensive review of the goodwill carried on its books. This comprehensive review resulted in an impairment charge during fiscal 1996. See "Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 10 to the Company's Consolidated Financial Statements.

RECENT EVENTS

On February 12, 1997, the Company acquired all of the issued and outstanding common stock of Camden Wire Co., ("Camden") a wholly-owned subsidiary of Oneida LTD. (the "Camden Acquisition"). The total consideration paid in connection with the Camden Acquisition, including fees and expenses, consisted of (i) cash in the amount of $43.5 million, subject to final adjustments, and (ii) the assumption of $15.5 million of debt related to Industrial Revenue Bonds. The cash portion of the consideration paid and the transaction fees and expenses incurred in connection with the Camden Acquisition were funded with $65.0 million of senior debt under the Credit Agreement which was amended in connection with the Camden Acquisition pursuant to an Amendment to the Credit Agreement dated February 12, 1997 (the "Amended and Restated Credit Agreement"). Camden is engaged in the design, manufacture and marketing of non-insulated bare and tin-plated copper wire. Camden had sales of approximately $138.0 million in 1996.

PRODUCTS AND MARKETS

The Company is engaged in the manufacture of non-insulated and insulated copper wire and wire harness products. See Note 12 of the Company's Consolidated Financial Statements for business segment information.

The following is a description of the Company's primary products and markets served:

Non-Insulated Wire

The Company's non-insulated copper conductors are primarily used to (i) transmit digital, video and audio signals that generally control motor functions in appliances and industrial equipment, HVAC systems, safety control systems and switching equipment and (ii) conduct electricity. The Company's non-insulated wire products are primarily sold to wire insulators, who apply various insulating materials to the conductors through an extrusion process. These wire insulators, in turn, sell the insulated wire to a variety of customers, many of which are in the computer and data communications industry. Within this industry, the Company's non-insulated wire is generally used in wire and cable products that (i) connect circuit boards inside personal computers ("PCs"), (ii) join PCs to peripheral equipment and (iii) link PCs in local area and wide area networks. The Company also manufactures non-insulated wire that is used in a variety of industrial markets including appliance, fine wire automotive, mining and mass transportation.

The Company manufactures a broad array of non-insulated copper conductors including the following:

o Single End Wire. Single end wire is an individual wire drawn to the customer's size requirements ranging from .08 to .002 inches in diameter. Single end wire is used to transmit digital, video and audio signals or low voltage current in a variety of wire products used in motor controls, local area networks, security systems, television or telephone connections inside homes and buildings, and water sprinkler systems. Single end wire is capable of transmitting signals or electrical current only between two distinct end points (terminals) such as between an on-off switch and the starter to a motor. Single end wire is generally the least expensive form of wire to produce due to its simple configuration.

o Stranded Wire. Stranded wire is comprised of a number of single end wires, twisted together in a specific geometric pattern, where each individual wire's relative position is preserved throughout the length of the strand. Like single end wire, stranded wire transmits digital, video and audio signals or low voltage current but is capable of connecting multiple terminals. This type of wire is the primary wire used in appliance and automotive wire harnesses. In addition, stranded wire is typically used in wire and cable products that (i) connect peripherals such as printers to a computer, (ii) connect the internal components of a PC, and (iii) control HVAC, security and other functions inside buildings.

o Bunched Wire. Bunched wire is comprised of a number of single end wires that are twisted in a random pattern rather than a specific geometric pattern. Bunched wire is commonly used for transmission of electrical current in lighting fixture cords, extension cords and power cords for portable power hand tools. This type of wire provides improved flexibility (versus single end wire) while maintaining its ability to carry electrical currents.

o Shielding Wire. Shielding wire is comprised of varying numbers of single end wire which are wound together in parallel construction around a bobbin. Shielding wire does not transmit signals or voltage but rather shields the signal traveling through the core conductor from outside interference. This type of wire is primarily used in data communication applications.

o Cabled Wire and Braided Wire. Cabled wire and braided wire are combinations of single, bunched or stranded wire twisted together in various patterns and thickness. These wires transmit electrical current and are typically used in mining, mass transportation, automotive and other industrial applications.

Insulated Wire

The Company's insulated wire products are primarily sold to companies that assemble wire harnesses for installation in automobiles or appliances. The Company manufactures a diverse array of insulated wire products including the following:

o PVC Lead Wire and Cable. PVC lead wire and cable is copper wire that has been insulated with polyvinyl chloride ("PVC"). This product is used primarily in automotive wire harnesses located behind the instrument panel or in the vehicle body that control certain functions including turn signals and air bags.

o JIS Wire. JIS wire is copper wire insulated with PVC that is produced according to Japanese Industrial Standards ("JIS"). The primary difference between domestic PVC wire and JIS wire is that JIS wire is manufactured to metric dimensions and generally has thinner insulation than products manufactured according to U.S. Society of Automotive Engineers Standards. JIS wire is used primarily in automotive wire harnesses located behind the instrument panel or in the vehicle body.

o XLPE Insulated Wire. Cross-linked polyethylene ("XLPE") wire is copper wire insulated with polyethylene that is subjected to heat and steam pressure ("cross-linking") to make the wire resistant to high temperatures. This product's primary application includes use in high temperature environments such as the engine compartment of vehicles and in electric ranges.

o PVC Insulated Cord. PVC insulated cord is insulated wire that is surrounded with fillers and then jacketed with PVC insulation. This product is used primarily for wall-plug applications (cord sets) in the appliance and power tool industries.

o Appliance Wire. Appliance wire is copper wire primarily insulated with PVC and used in producing harnesses for a variety of appliances. The Company also manufactures high temperature wire, insulated with silicone, used primarily in electric ranges and niche applications such as resistance heaters, motor leads and lighting products.

Wire Harnesses

The Company supplies wire harnesses to all of the leading domestic appliance manufacturers, including General Electric ("GE"), Frigidaire, Maytag, Whirlpool, and Raytheon (Amana). A wire harness is comprised of an assembly of wires with connectors and terminals attached to their ends that transmit electricity between two or more points. For example, a wire harness used in a washing machine links the washing machine's control panel with its other electrical components, such as the motor.

The Company also participates in several niche businesses oriented around its expertise and marketing presence in the appliance industry, including water inlet hoses for washing machines and resistance and appliance heaters. In addition, the Company produces truck trailer cable assemblies that transmit electrical current from the tractor to the trailer.

MARKETING AND DISTRIBUTION

The Company sells its products through a combination of direct (Company-employed) sales people, manufacturer's representatives and distributors. The Company's sales organization is supported by an internal marketing staff and a customer service group. Collectively, these departments act as a bridge between the Company's customers and its production and engineering staff. The Company's engineers work directly with customers in designing the wire or wire harness product that best fits their needs. In addition, engineers work closely with the Company's production managers, quality supervisors and customer service representatives to ensure the timely delivery of quality products.

KEY CUSTOMERS

The Company sells its products primarily to major appliance manufacturers, automotive wire harness manufacturers and copper wire insulators who then sell to a diverse array of end users. A substantial percentage of the Company's total sales are to GE. Sales to GE accounted for approximately 18% and 19% of the Company's total sales in 1996 and 1995, respectively. In connection with the acquisition of ECM, the Company entered into a supply agreement with GE, which expires December 31, 2006 pursuant to which the Company supplies substantially all of GE's domestic wire harness requirements for major kitchen and laundry appliances.

RAW MATERIALS

The principal raw material used by the Company is copper, which is purchased in the form of 5/16 inch rod from the major copper producers in North America. Copper rod prices are based on market prices, which are generally established by reference to the New York Commodity Exchange, Inc. ("COMEX") prices, plus a premium charged to convert copper cathode to copper rod and deliver it to the required location. As a world traded commodity, copper prices have historically been subject to fluctuations, however, the Company generally passes the copper cost through to its customers. Management has no reason to believe that this practice will change.

Other major raw materials consumed by the Company include: PVC resin, plasticizer, XLPE compound, and a wide variety of electro-mechanical components. The Company enters into long term supply agreements on a wide variety of materials consumed. Supplies on all critical materials are currently adequate to meet market needs.

MANUFACTURING

The Company is committed to the highest quality standards for its products, a standard maintained in part by continuous improvements to its production processes and upgrades and investments to its manufacturing equipment. The Company's equipment can be adapted to satisfy the changing needs of its customers. The Company maintains advanced quality assurance and testing equipment to ensure the products it manufactures will consistently meet customer quality requirements. The following is a description of the Company's manufacturing facilities and processes for its major product lines.

Non-Insulated Wire. As of December 31, 1996, the Company has five facilities dedicated to the production of non-insulated wire. Four of these facilities are located in New York and one facility is located in Indiana. The manufacturing of non-insulated wire consists of three processes: wire drawing, plating and bunching and stranding.

o Wire Drawing Process. Wire drawing involves a multi-step process in which 5/16 inch copper rod is drawn through a series of dies of decreasing diameters.

o Plating Process. After being drawn, the Company's wire products may be plated through an electro-plating process. The Company has the capability to plate copper wire with tin and other metals. Approximately 30% of the Company's non-insulated wire products are plated with tin. The plating process prevents the bare copper from oxidizing and also allows the wire to be soldered, which is an important quality in many electrical applications.

o Bunching and Stranding Process. Bunching and stranding is the process of twisting together single strand wires to form a construction ranging from seven to over 200 strands. If the wire is bunched, the individual strands of wire are twisted together in a random pattern. Bunched wire is typically used in power cords for lights and appliances. Stranded wire is composed of a number of single end wires twisted together in a specific geometric pattern where each strand's relative position is maintained throughout the length of the wire. Stranded wire is typically used in security systems, audio systems and intercom systems.

Insulated Wire. As of December 31, 1996, the Company has thirteen manufacturing facilities used to insulate wire. Six of these facilities are located in Indiana, four are located in Texas, two are located in Alabama and one is located in Mexico. The production of insulated wire starts with non-insulated wire (primarily manufactured internally) and involves the following two processes:

o Compounding Process. The Company produces PVC, polyethylene, rubber and silicone insulation formulations from basic components utilizing its own computerized mixing and blending systems and utilizes purchased compounds. The Company is capable of producing polymeric insulation compounds that meet specific customer requirements.

o Extrusion Process. The Company insulates wire products with a polymeric insulating compound through an extrusion process. Extrusion involves the feeding, melting and pumping of insulating compounds through a die to shape it into its final form on the wire. In order to enhance the insulation properties of certain products, certain polymeric compounds can be cross-linked chemically after the extrusion process. The Company has extensive chemical cross-linking capabilities.

Wire Harnesses. As of December 31, 1996, the Company has five wire harness manufacturing facilities in the U.S., most of which are located in the Midwest region of the nation, and two facilities located in Mexico. The manufacturing of wire harnesses involves the following four-step process:

o Cutting and Stripping. Insulated copper wire, obtained primarily from internal sources, is fed through cutting machines that are programmed to cut wire to a certain length, strip the end of the wire and attach terminals or connectors.

o Splicing and Connecting. In the second process, the lengths of wire are spliced or joined together and additional connectors and/or terminals are attached. Splicing, like cutting and stripping, lends itself to automation.

o Harness Assembly. Once these two preparatory stages have been completed, the cut and spliced wires are brought to the assembly area. Assembly boards are used to guide each employee on the assembly line in the placement of designated wires.

o Quality Control. After assembly, each harness is tested for continuity and analyzed by a trained inspector. Every assembly board is equipped with 100% continuity testers that are designed into the assembly board. These testers will pinpoint any defective circuits for repair or rework.

COMPETITION

The Company generally competes with various suppliers in each of its business segments. The number and size of these competitors varies depending on the product line. Within its targeted segments, the Company competes primarily on the basis of quality, reliability, price, reputation, customer service and delivery time.

BACKLOG

Due to the manner in which it processes its orders, the Company has no significant order backlog. The Company follows the industry practice of producing its products on an ongoing basis to meet customer demand without significant delay. Management believes the ability to supply orders in a timely fashion is a competitive factor in its market, and therefore, attempts to minimize order backlog to the extent practicable.

PATENTS AND TRADEMARKS

The Company has seven patents, nine registered trademarks and three trademark applications. The Company does not believe that its competitive position is dependent on patent protection or that its operations are dependent on any individual patent or trademark or group of related patents or trademarks.

EMPLOYEES

As of December 31, 1996, the Company employed approximately 6,200 full time employees, of which approximately 3,600 were located in Mexico and 186 (all located at the Company's plant in Rolling Prairie, Indiana) were represented by a labor union. The contract covering the Company's unionized work force expired in March 1997. The Company believes that it has a good relationship with its employees and fully expects the contract to be renewed on a timely basis. If the contract is not renewed on a timely basis, the Company believes that non-renewal or lengthy negotiations would not materially or adversely affect the operations of the Company.

ENVIRONMENTAL MATTERS

The Company is subject to a number of federal, state, local and foreign environmental laws and regulations relating to the storage, handling, use, emission, discharge, release or disposal of materials into the environment and the investigation and remediation of contamination associated with such materials. These laws include, but are not limited to, the Comprehensive Environmental Response, Compensation and Liability Act, the Water Pollution Control Act, the Clean Air Act and the Resource Conservation and Recovery Act, the regulations promulgated thereunder, and any state analogs. The Company's operations also are governed by laws and regulations relating to employee health and safety. The Company believes that it is in material compliance with such applicable laws and regulations and that its existing environmental controls are adequate. Further, the Company has no current plans for substantial capital expenditures in this area.

As is the case with most manufacturers, the Company could incur costs relating to environmental compliance, including remediation costs related to historical hazardous materials handling and disposal practices at certain facilities, although it does not believe that such costs would materially and adversely affect the Company. In the past the Company has undertaken remedial activities to address on-site soil contamination caused by historic operations. None of these cleanups have resulted in any material liability. Currently, the Company is involved with environmental monitoring or remediation activities at its Camden, New York and Jordan, New York facilities.

The Company currently does not anticipate that compliance with environmental laws or regulations or the costs to remediate the sites discussed above will have material adverse effect on the Company's operations, financial condition or competitive position. As mentioned above, however, the risk of environmental liability and remediation costs is inherent in the nature of the Company's business and, therefore, there can be no assurances that material environmental costs, including remediation costs, will not arise in the future. In addition, it is possible that future developments (e.g. new regulations or stricter regulatory requirements) could result in the Company incurring material costs to comply with applicable environmental laws and regulations.

ITEM 2.  PROPERTIES

The Company uses owned or leased properties as manufacturing facilities, warehouses and offices throughout the United States and Mexico. The Company's principal executive offices are located in St. Louis, Missouri. The Company considers its plants and equipment to be modern and well-maintained and providing adequate production capacity to meet expected demand for its products. All of the Company's owned properties are pledged to secure the Company's indebtedness under the Amended and Restated Credit Agreement.

Listed below are the principal manufacturing facilities operated by the Company as of December 31, 1996:

     LOCATION                               SQUARE FEET       OWNED/LEASED      PRIMARY PRODUCTS/END USE
     --------                               -----------       ------------      ------------------------
NON-INSULATED WIRE
Williamstown, NY........................       210,000             Owned        Single End, Bunched, Stranded
                                                                                  and Cabled Wire
Bremen, IN..............................       175,000             Owned        Bunched Wire
Camden, NY..............................       150,000            Leased        Single End, Bunched, Stranded
                                                                                  and Cabled Wire

Jordan, NY..............................       120,000            Leased        Single End, Bunched, Stranded,
                                                                                  Shielding and Cabled Wire
Cazenovia, NY...........................        60,000             Owned        Braided Wire

INSULATED WIRE
Rolling Prairie, IN.....................       200,000             Owned        Automotive and Appliance
Avilla, IN..............................       119,000             Owned        Appliance
Elkmont, AL.............................       115,000             Owned        Automotive
Corunna, IN.............................        72,000             Owned        Appliance
El Paso, TX.............................        72,000             Owned        Automotive
El Paso, TX.............................        70,000            Leased        Automotive
Kendallville, IN........................        61,000            Leased        Appliance and Automotive
El Paso, TX.............................        60,000             Owned        Automotive
Corunna, IN.............................        58,000             Owned        Appliance
Ardmore, AL.............................        45,000             Owned        Automotive
Nogales, Mexico.........................        42,000            Leased        Automotive
Albion, IN..............................        39,000             Owned        Appliance and Automotive
El Paso, TX.............................        28,000            Leased        Automotive

WIRE HARNESSES
Chihuahua, Mexico.......................       195,000             Owned        Dishwashers, Laundry and Ranges
Juarez, Mexico..........................       145,000            Leased        Refrigerators, Dishwashers and Ranges
Bucyrus, OH.............................        47,000            Leased        Truck Trailers and Farm Machinery
Mishawaka, IN...........................        38,000             Owned        Water Inlet Hoses
Manning, IA.............................        33,000             Owned        Laundry
Mishawaka, IN...........................        29,000             Owned        Refrigerators, Dishwashers and
                                                                                Laundry
Erin, TN................................        25,000             Owned        Laundry, Ranges and Microwave

The leases on the Company's Camden, New York and Jordan, New York facilities have remaining terms of approximately 15 years. The Company has an option to renew each of these leases for two terms of five years each or to purchase the facilities at their respective fair values or 90% of their respective fair values, depending on the time of exercise of the option to purchase. The lease on the Company's Nogales, Mexico facility has a remaining term of approximately three years. The lease on the Company's Juarez, Mexico facility has a remaining term of approximately six years. The leases on the Company's Kendallville, Indiana and El Paso, Texas facilities have remaining terms of approximately two years. The lease on the Company's Bucyrus, Ohio facility expires in 1997.

The Company believes its facilities are suitable for their present and intended purposes and adequate for the Company's current level of operations.

ITEM 3. LEGAL PROCEEDINGS

The Company is a party to various legal proceedings and administrative actions, all of which are of an ordinary or routine nature incidental to the operations of the Company. In the opinion of the Company's management, such proceedings and actions should not, individually or in the aggregate, have a material adverse effect on the Company's results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the fourth quarter of 1996.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

All of the Company's outstanding common stock is held by Holding, and there is no established public trading market for such. The Company has paid no dividends to common stockholders since inception and its ability to pay such dividends is limited by the terms of its Amended and Restated Credit Agreement and the Indenture relating to the Senior Notes and the Senior Preferred Stock (as defined in Note 10 to the Company's Consolidated Financial Statements).

ITEM 6. SELECTED FINANCIAL DATA

THE COMPANY

The selected financial information below presents the financial information for the year ended December 31, 1996 and for the seven months ended December 31, 1995, as derived from the audited consolidated financial statements of the Company. The selected financial data should be read in conjunction with the consolidated financial statements of the Company and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere herein.

RESULTS OF OPERATIONS:                                            YEAR ENDED   SEVEN MONTHS ENDED
                                                             DECEMBER 31, 1996  DECEMBER 31, 1995
                                                             -----------------  -----------------
                                                                        (IN THOUSANDS)
   Net sales ...............................................      $ 546,981       $ 245,583
   Cost of goods sold ......................................        420,823         195,221
   Selling, general and administrative .....................         43,885          17,129
   Depreciation and amortization ...........................         31,341          11,020
   Impairment, unusual and plant closing charges ...........         84,250           1,750
   Inventory valuation adjustment ..........................          8,500              --
                                                                  ---------       ---------
   Operating income (loss) .................................        (41,818)         20,463
   Interest expense ........................................        (43,013)        (19,931)
   Amortization ............................................         (3,701)         (1,468)
   Other (expense) income ..................................            312            (158)
                                                                  ---------       ---------
   Loss before income tax provision ........................        (88,220)         (1,094)
   Income tax provision ....................................          1,262           2,197
                                                                  ---------       ---------
   Net loss ................................................      $ (89,482)      $  (3,291)
                                                                  =========       =========

OTHER DATA:

   EBITDA (1) ..............................................      $  82,273       $  33,233
   Capital expenditures ....................................      $  15,849       $   5,751
   Total assets ............................................      $ 531,020       $ 427,920
   Long-term obligations (including current maturities) ....      $ 447,667       $ 338,677

-----------------
(1) Earnings before interest, taxes, depreciation and amortization ("EBITDA") includes operating income adjusted to exclude depreciation, amortization of intangible assets, impairment, unusual and plant closing charges, and other one-time charges. The Company believes that EBITDA provides additional information for determining its ability to meet future debt service requirements. However, EBITDA is not a defined term under GAAP and is not indicative of operating income or cash flow from operations as determined under GAAP.

WIREKRAFT (A PREDECESSOR COMPANY)

The selected financial information presented below represents the financial information of Wirekraft and its predecessor for the periods indicated. The data for the year ended November 30, 1992 and for the period December 1, 1992 through December 21, 1992 are derived from the audited financial statements of the Predecessor. The data for the period December 22, 1992 through November 30, 1993, the year ended November 30, 1994 and the six months ended May 31, 1995 are derived from the audited consolidated financial statements of Wirekraft. In connection with the December 2, 1994 acquisition of ECM and certain assets of GE (the "ECM Acquisition"), WB Holdings Inc. became a wholly-owned subsidiary of Wirekraft, and, accordingly, references to Wirekraft shall include WB Holdings Inc. The following information should be read in conjunction with the audited consolidated financial statements of Wirekraft and the Predecessor and the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere herein.

                                                    PREDECESSOR                                WIREKRAFT
                                            ----------------------------       --------------------------------------------
                                                             DECEMBER 1,       DECEMBER 22,
                                                            1992 THROUGH       1992 THROUGH    YEAR ENDED      SIX  MONTHS
                                            NOVEMBER  30,   DECEMBER 21,       NOVEMBER 30,    NOVEMBER 30,    ENDED MAY 31,
                                                1992            1992              1993(1)          1994            1995
                                            ------------    ------------       ------------    ------------    ------------
                                                                     (IN THOUSANDS)
RESULTS OF OPERATIONS:
   Net sales ............................   $    174,684    $      9,714       $    181,188    $    240,972    $    168,053
   Cost of goods sold ...................        146,597           8,339            150,092         201,602         138,851
   Selling, general and
     administrative expenses ............         10,869             505             10,582          14,319          13,301
   Depreciation and amortization ........          5,141             218              4,496           6,435           6,474
   Compensation expense .................             --              --                 --              --             895(2)
   Expenses related to sale .............             --           6,929(3)              --              --             501(4)
   Expenses related to plant closings ...             --              --                 --              --           2,000
                                            ------------    ------------       ------------    ------------    ------------
   Operating income (loss) ..............         12,077          (6,277)            16,018          18,616           6,031
   Interest expense .....................         (4,761)         (1,418)(5)         (8,645)        (10,565)         (8,020)
   Amortization of deferred financing
       costs ............................             --              --             (1,677)         (1,995)         (1,657)
                                            ------------    ------------       ------------    ------------    ------------
   Income (loss) before income taxes
      and extraordinary item ............          7,316          (7,695)             5,696           6,056          (3,646)
   Income tax provision (benefit) (6) ...             --              --              3,155           3,023          (2,114)
                                            ------------    ------------       ------------    ------------    ------------
   Income (loss) before extraordinary
      item ..............................             --              --              2,541           3,033          (1,532)
   Extraordinary item ...................             --              --                 --              --          (7,835)(7)
   Net income (loss) ....................   $      7,316    $     (7,695)      $      2,541    $      3,033    $     (9,367)
                                            ============    ============       ============    ============    ============


OTHER DATA:
   EBITDA ...............................   $     17,218    $        870       $     20,514    $     25,051    $     15,901
   Capital expenditures .................          2,122             136              3,705           6,248           2,914
   Total assets .........................         81,074          80,421            146,671         178,488         241,277
   Long-term obligations
      (including current maturities)  ...         45,294          42,143             93,123         111,639         148,386


---------------
(1) On December 21, 1992, WB Holdings Inc., through a series of acquisitions and mergers (the "Original Wirekraft Acquisition"), acquired all of the issued and outstanding common stock of Bristol and Burcliff, the parent companies of the general partners of the Predecessor.
(2) Represents payments to senior management of Wirekraft for the redemption of employee stock options in connection with the Acquisitions.
(3) Represents non-recurring expenses associated with the Original Wirekraft Acquisition, which included exit bonuses, severance arrangements and brokerage and legal fees.
(4)  Represents expenses of Wirekraft associated with the Acquisitions.
(5) Includes write-off of deferred financing fees of $1,211 associated with the Original Wirekraft Acquisition.
(6) The results of operations for the years ended November 30, 1991 and 1992 and the period from December 1, 1992 through December 21, 1992 did not include a provision for income taxes since the net income for the Predecessor is included in the income tax returns of its partners.
(7) Extraordinary item in 1995 represents a $7,835 loss on early extinguishment of debt (net of income tax of $4,930).

OMEGA (A PREDECESSOR COMPANY)

The selected financial information below presents the financial information of Omega and its predecessor for the periods indicated. The data for the years ended December 31, 1992, 1993 and 1994 and the three months ended March 31, 1995 are derived from the audited consolidated financial statements of THL-Omega. The data for the two months ended May 31, 1995, are derived from the audited consolidated financial statements of Omega. The following information should be read in conjunction with the audited consolidated financial statements of THL-Omega and Omega and the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere herein.

                                                                THL-OMEGA                               OMEGA
                                          ----------------------------------------------------       ----------
                                                                                      THREE             THREE
                                                                                      MONTHS            MONTHS
                                                       YEAR ENDED DECEMBER 31,         ENDED            ENDED
                                          --------------------------------------     MARCH 31,         MAY 31,
                                             1992          1993          1994          1995            1995(1)
                                          ----------    ----------    ----------    ----------       ----------
                                                                 (IN THOUSANDS)
RESULTS OF OPERATIONS:
   Net sales ..........................   $  108,312    $  107,004    $  134,457    $   38,736       $   23,295
   Cost of goods sold .................       82,008        80,276        98,012        29,401           17,512
   Selling, general and
      administrative expenses .........        8,925        12,061        10,839         2,651            1,639
   Depreciation and
      amortization ....................        5,488         5,191         5,761         1,459            1,233
   Compensation expense ...............           --            --            --         9,715(2)            --
   Expenses related to sale ...........           --            --            --         1,689(3)            --
                                          ----------    ----------    ----------    ----------       ----------
   Operating income (loss)  ...........       11,891         9,476        19,845        (6,179)           2,911
   Interest expense ...................       (6,526)       (6,026)       (5,932)       (1,478)          (1,797)
   Amortization of deferred
      financing costs .................         (285)         (289)         (262)          (50)            (238)
   Other income .......................        1,015           772           296            32               --
                                          ----------    ----------    ----------    ----------       ----------
   Income (loss) before
       income taxes and
       extraordinary item .............        6,095         3,933        13,947        (7,675)             876
   Income tax provision
       (benefit) ......................        2,550         1,892         5,787           484              171
                                          ----------    ----------    ----------    ----------       ----------
   Income (loss) before
      extraordinary item ..............        3,545         2,041         8,160        (8,159)             705
   Extraordinary item .................           --            --            --        (1,148)(4)       (4,044)(5)
                                          ----------    ----------    ----------    ----------       ----------
   Net income (loss) ..................   $    3,545    $    2,041    $    8,160    $   (9,307)      $   (3,339)
                                          ==========    ==========    ==========    ==========       ==========

OTHER DATA:
   EBITDA .............................   $   17,379    $   14,667    $   25,606    $    6,684       $    4,144
   Capital expenditures ...............        1,947         3,683         8,667         1,597              581
   Total assets .......................       87,342        85,868       101,675        97,657          176,659
   Long-term obligations
    (including current maturities) ....       64,554        58,174        56,093        54,615          128,116

---------------
(1) On March 31, 1995, Omega acquired all of the issued and outstanding common stock of THL-Omega.
(2) Represents payments to senior management for the redemption of stock options and stock that was issued immediately prior to the acquisition of THL-Omega for consideration less than the fair value.
(3) Represents expenses of the sellers associated with the acquisition of THL-Omega.
(4) Extraordinary item in March 1995, represents a $1,148 loss on early extinguishment of debt (net of income taxes of $765).
(5) Extraordinary item in May 1995, represents a $4,044 loss on early extinguishment of debt (net of income taxes of $2,082).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

To facilitate a meaningful comparison, the following discussion and analysis is based on the combined results of operations of the Company, Wirekraft, Omega and ECM. The results of operations reflect the elimination of inter-company sales and cost of goods sold between Wirekraft and Omega pertaining to purchases of non-insulated wire by Wirekraft from Omega in the amounts of $1.8 million and $4.2 million for the years ended December 31, 1994 and 1995, respectively.

Included in the year ended 1994 is the year ended November 30, 1994 of Wirekraft, the year ended December 31, 1994 of THL-Omega and the eleven month period ended November 30, 1994 of ECM. Included in the year ended 1995 is the five months ended May 31, 1995 of Wirekraft, the three months ended March 31, 1995 of THL-Omega, the two months ended May 31, 1995 of Omega, and the seven months ended December 31, 1995 of the Company. Included in the year ended December 31, 1996 is the year ended December 31, 1996 of the Company, which includes the results of operations of Wire Technologies, Inc. from March 5, 1996, the date of the DWT Acquisition.

The Company conducts its operations through two segments: wire products, which includes both non-insulated and insulated wire, and wire harness products. The following table sets forth the major components of the results of operations on a historical combined basis and should be used in reviewing the discussion and analysis of results of operations and liquidity and capital resources.

RESULTS OF OPERATIONS                                            YEARS ENDED
                                                    ----------------------------------
(IN THOUSANDS)                                        1994       1995(1)        1996
                                                    ---------   ---------    ---------
Wire sales ......................................   $ 272,414   $ 293,572    $ 385,627
Harness sales ...................................     174,716     161,121      161,354
                                                    ---------   ---------    ---------
   Net sales ....................................     447,130     454,693      546,981
Cost of goods sold ..............................     348,633     362,677      420,823
Selling, general and administrative .............      39,746      32,843       43,885
Depreciation and amortization ...................      13,310      19,333       31,341
Impairment, unusual and plant closing charges ...          --       3,750       84,250
Inventory valuation adjustment ..................          --          --        8,500
Compensation expense ............................          --      10,610           --
Expenses related to sale ........................          --       2,190           --
                                                    ---------   ---------    ---------
Operating income (loss) .........................   $  45,441   $  23,290    $ (41,818)
                                                    =========   =========    =========

--------------
(1) The results of operations data related to Wirekraft for the five months ended May 31, 1995 excludes the one month period ended December 31, 1994. Loss from operations of Wirekraft for the one month period ended December 31, 1994 was $64.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

Net sales for the year ended December 31, 1996 were $547.0 million, representing a $92.3 million or 20.3% increase over the year ended December 31, 1995. This increase occurred substantially within the wire segment, where sales increased $92.1 million or 31.3% over the year ended December 31, 1995. This increase reflected $139.7 million of net sales from Wire Technologies, as well as continued growth in the Company's automotive, cable and control signal market accounts. These increases were partially offset by a decline in copper prices. In general, the Company prices its products based upon a spread over the cost of copper, which results in a decreased dollar value of sales when copper prices decrease. The average price of copper based upon the COMEX declined to $1.06 per pound over the year ended December 31, 1996 from $1.35 per pound during the year ended December 31, 1995. Within the harness segment, sales remained constant at $161.4 million during the year ended December 31, 1996. This constant level of sales represented strong sales from most major harness customers other than Whirlpool. Sales to Whirlpool declined during the year due to the expiration of a transition supply agreement in October 1995.

Cost of goods sold as a percent of sales decreased from 79.8% to 76.9% for the year ended December 31, 1996. This decrease was due to the result of negotiated price reductions for certain purchased materials and the elimination of the majority of outside purchases of non-insulated wire subsequent to the acquisition of Omega in 1995. Wirekraft's purchases of non-insulated wire from outside suppliers declined as Omega's non-insulated wire production for Wirekraft increased. In addition, the change in cost of goods sold as a percent of sales reflected cost reductions achieved within both the wire and harness segments resulting from plant consolidation actions taken in 1995 and 1996, as well as the impact of declining copper prices. Because the Company's products are typically priced at a spread over the cost of copper, a lower copper price leads to a higher gross margin percentage but generally has no impact on gross margin dollars.

Selling, general and administrative expenses were $43.9 million for the year ended December 31, 1996 compared to $32.8 million during the year ended December 31, 1995, an increase of $11.1 million. Expressed as a percent of sales, selling, general and administrative expenses increased from 7.2% during the year ended December 31, 1995 to 8.0% during the year ended December 31, 1996. This increase, as a percent of sales, was partially attributable to the effect on net sales of higher copper costs during the year ended December 31, 1995, as compared to the year ended December 31, 1996. Other cost increases included operating expenses from Wire Technologies, volume related items and cost inflation.

Commencing in the first quarter of 1996, the Company began a comprehensive review of the strategic position of its individual business units. In connection with this review the Company completed its assessment of the carrying value of goodwill, resulting in a one-time, non-cash charge to pre-tax earnings of $78.2 million. This write down of the carrying value of goodwill related to the loss of a major customer in 1995 and the effects of key changes in the appliance and automotive wire industries. These changes and the DWT Acquisition necessitated the closing of certain facilities in both the wire and harness segments. A $6.0 million pre-tax charge to operations was recorded during the year ended December 31, 1996, representing plant closing costs. The plant closing costs relate to shutting down and consolidating six facilities. See "Business-Background" and Note 10 to the Consolidated Financial Statements.

An $8.5 million pre-tax inventory valuation charge was recorded during the year ended December 31, 1996. This charge was the result of an adjustment to the last-in, first-out ("LIFO") valuation of copper in inventory reflecting the decrease in the copper cost per pound during fiscal 1996.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

Net sales for the year ended December 31, 1995 were $454.7 million, representing a $7.6 million or 1.7% increase over the year ended December 31, 1994. This increase in net sales was primarily attributable to an increase in sales of wire products which grew to $293.6 million in 1995 from $272.4 million in 1994, an increase of $21.2 million or 7.8%. The increase was largely due to rising copper prices. In general, the Company prices its products based upon a spread over the cost of copper, which results in an increased dollar volume of sales when copper prices increase. The average price of copper based on the COMEX rose to $1.35 per pound during the year ended December 31, 1995 from $1.07 per pound during the year ended December 31, 1994. The increase in wire sales was also bolstered by growth in specialty accounts which primarily occurred in the security, alarm, data communications and fine wire businesses. The increase in sales of wire products was offset somewhat by a slowdown in the automotive industry as well as by several model related changeovers at key automotive customers. Within the harness segment, sales decreased $13.6 million or 7.8% for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This decrease reflects a decline in sales to Whirlpool. This decline was pursuant to an agreement effective October 1, 1994, whereby Whirlpool began transitioning certain wire harness purchases to its own captive operation in Mexico and other third party suppliers. The harness segment, however, retained Whirlpool's dishwasher harness business.

Cost of goods sold as a percent of sales increased to 79.8% from 78.0% for the year ended December 31, 1995 compared to the year ended December 31, 1994. The change was primarily due to the increase in the average price of copper. Because the Company's products are typically priced at a spread over the cost of copper, a higher copper price leads to a lower gross margin percentage but generally has no impact on gross margin dollars. The increasing cost of materials used to insulate wire, which include resins and plasticizers, and the impact of producing to shorter average runs during the mid-year automotive slowdown and customer inventory adjustment period also had dampening effects on margins.

A $3.8 million charge to operations was recorded in 1995 related to plant closing costs. The plant closing costs primarily related to shutting down and consolidating harness segment facilities. During 1995, six harness plants were closed.

Selling, general and administrative expenses were $32.8 million for the year ended December 31, 1995 as compared to $39.7 million for the year ended December 31, 1994 -- a decrease of $6.9 million or 17.4%. Expressed as a percentage of sales, selling, general and administrative expenses decreased to 7.2% for the year ended December 31, 1995 from 8.9% for the comparable period ended December 31, 1994. The decrease in selling, general and administrative expenses was primarily attributable to cost containment efforts, movement away from commissioned sales representatives to a captive sales force and consolidation in administrative positions. The decrease in selling, general and administrative expense also reflected the devaluation of the peso relative to the U.S. dollar.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital and Cash Flows

For the year ended December 31, 1996, the Company generated $32.0 million in cash from operations and $13.0 million of net proceeds from the issuance of equity securities and long-term debt obligations related to the DWT Acquisition. During 1996, the Company made net repayments of $21.3 million under debt obligations, spent $15.8 million on capital projects and used $7.8 million to pay financing fees.

For the year ended December 31, 1995, on a historical combined basis, the Company generated $25.2 million in cash from operations and $23.0 million of net proceeds from the issuance of equity securities and long-term debt obligations related to acquisitions. During 1995, the Company made net repayments of $17.6 million under debt obligations, spent approximately $10.5 million on capital projects and used $21.0 million to pay financing fees.

For the year ended December 31, 1994, on a historical combined basis, the Company generated $13.4 million in cash from operations and $3.8 million from the issuance of certain notes. Cash was used in 1994 primarily to fund capital expenditures of $14.9 million.

Financing Arrangements

In connection with the Camden Acquisition, Holding and the Company entered into an Amended and Restated Credit Agreement dated as of February 12, 1997 with certain financial institutions. The Amended and Restated Credit Agreement provides senior secured financing of up to $428.5 million, consisting of an $111.0 million, five year Term A loan, an $115.0 million, seven year Term B loan, an $127.5 million, eight year Term C loan (collectively the "Term Facility") and a $75.0 million revolving loan and letter of credit facility (the "Revolver"). The Company is obligated to make principal payments in respect of the Term Facility of $20.3 million in 1997, $23.1 million in 1998, $28.3 million in 1999, $42.6 million in 2000, $56.6 million in 2001, $73.2 million in 2002 and $92.4 million in 2003. The Revolver is available for working capital purposes including letters of credit. The commitments terminate and all amounts under the Revolver then outstanding mature in 2000. As of March 12, 1997, there was $336.2 million outstanding under the Term Facility and $67.4 million of unused borrowing capacity under the Revolver.

The Company's obligations under the Amended and Restated Credit Agreement bear interest at floating rates and require interest payments on varying dates depending on the interest rate option selected by the Company. At March 12, 1997, weighted average interest rate on outstanding borrowings under the Amended and Restated Credit Agreement was 8.69%.

Within 90 days of the date of the Amended and Restated Credit Agreement, the Company is required to enter into interest rate agreements to assure the net interest cost to the Company on at least 50% of the sums of the aggregate principal amount of the Term Facility, the aggregate principal amount of the Senior Notes, and the aggregate liquidation preference of the Senior Preferred Stock (or the aggregate principal amount of the Senior Notes issued in exchange for the Senior Preferred Stock pursuant to the terms thereof) for a period of at least two years. As of March 12, 1997, the Company had entered into two such agreements. These agreements provide ceilings of 7.0% on $55.5 million of indebtedness through May 1997, 8.0% on $63.5 million of indebtedness through May 1998, 7.0% on $32.5 million of indebtedness through March 1998 and 8.0% on $32.5 million of indebtedness through March 1999.

In connection with the Acquisitions, Holding and the Company issued $150.0 million principal amount of Senior Notes due 2005 under an indenture (the "Indenture"), dated June 12, 1995. The Senior Notes bear interest at the rate of 11.75% per annum, requiring semi-annual interest payments of $8.8 million on each June 1 and December 1. The Senior Notes are not subject to any sinking fund requirements.

Liquidity

The principal raw material used in the Company's products is copper. The market price of copper is subject to significant fluctuations. Increased working capital needs occur whenever the Company experiences a significant rise in copper prices. A $0.10 per pound change in the price of copper changes the Company's working capital by approximately $2.8 million. The Company enters into contractual relationships with most of its customers to adjust it prices based upon the prevailing market prices on the COMEX. This approach is patterned after the Company's arrangement with its copper suppliers and is designed to remove the risk associated with fluctuating copper prices.

The Company's primary source of liquidity are cash flows from operations and borrowings under the Revolver, which are subject to a borrowing base calculation. The major uses of cash in 1997 are expected to be for debt service requirements and capital expenditures. In 1997, debt service requirements are estimated at $68 million while capital expenditures are estimated at $23 million. Management believes that cash from operating activities, together with available borrowings under the Revolver, if necessary, should be sufficient to permit the Company to meet these financial obligations.

ITEM 8. FINANCIAL STATEMENTS

                         INDEX TO FINANCIAL STATEMENTS

INTERNATIONAL WIRE GROUP, INC.                                                                        PAGE
                                                                                                      ----
     Report of Coopers & Lybrand L.L.P., Independent Public Accountants ............................   19
     Consolidated Balance Sheets as of December 31, 1996 and December 31, 1995 .....................   20
     Consolidated Statements of Operations for the year ended December 31, 1996 and
        and seven months ended December 31, 1995 ...................................................   21
     Consolidated Statement of Stockholders' Equity for the year ended December 31, 1996 and
        and seven months ended December 31, 1995 ...................................................   22
     Consolidated Statements of Cash Flows for the year ended December 31, 1996 and
        and seven months ended December 31, 1995 ...................................................   23
     Notes to Consolidated Financial Statements ....................................................   24
     Report of Coopers & Lybrand L.L.P., Independent Public Accountants ............................   37
     Consolidated Financial Statement Schedule for the year ended December 31, 1996 and
        the seven months ended December 31, 1995: Schedule II - Valuation and Qualifying Accounts ..   38

WIREKRAFT HOLDINGS CORP. (FORMERLY WB HOLDINGS INC.)

     Report of Coopers & Lybrand L.L.P., Independent Public Accountants ............................   39
     Consolidated Statements of Operations for the six months ended May 31, 1995 and the year
        ended November 30, 1994 ....................................................................   40
     Consolidated Statements of Stockholders' Equity for the six months ended May 31, 1995 and
        the year ended November 30, 1994 ...........................................................   41
     Consolidated Statements of Cash Flows for the six months ended May 31, 1995 and the year
        ended November 30, 1994 ....................................................................   42
     Notes to Consolidated Financial Statements ....................................................   43

OMEGA WIRE CORP.

     Report of Coopers & Lybrand L.L.P., Independent Public Accountants ............................   51
     Consolidated Statement of Operations for the two months ended May 31, 1995 ....................   52
     Consolidated Statement of Stockholders' Equity for the two months
        ended May 31, 1995 .........................................................................   53
     Consolidated Statement of Cash Flows for the two months ended May 31, 1995 ....................   54
     Notes to Consolidated Financial Statements ....................................................   55

THL-OMEGA HOLDING CORPORATION

     Report of Coopers & Lybrand L.L.P., Independent Public Accountants ............................   60
     Consolidated Statement of Operations and Retained Earnings for the three months
        ended March 31, 1995 .......................................................................   61
     Consolidated Statement of Cash Flows for the three months ended March 31, 1995 ................   62
     Notes to Consolidated Financial Statements ....................................................   63

     Report of Price Waterhouse L.L.P., Independent Public Accountants .............................   66
     Consolidated Statements of Operations and Retained Earnings for the year ended
        December 31, 1994 ..........................................................................   67
     Consolidated Statements of Cash Flows for the year ended December 31, 1994 ....................   68
     Notes to Consolidated Financial Statements ....................................................   69

ELECTRO COMPONENTES DE MEXICO, S.A. DE C.V. AND CERTAIN RELATED ASSETS OF GENERAL ELECTRIC COMPANY

     Report of Coopers & Lybrand L.L.P., Independent Public Accountants ............................   73
     Statement of Direct Revenues and Expenses for the eleven months ended November 30, 1994 .......   74
     Notes to Financial Statements .................................................................   75

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
International Wire Group, Inc.:

We have audited the accompanying consolidated balance sheets of International Wire Group, Inc. and subsidiaries as of December 31, 1996 and December 31, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1996 and seven months ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Wire Group, Inc. and subsidiaries as of December 31, 1996 and December 31, 1995, and the consolidated results of their operations and their cash flows for the year ended December 31, 1996 and the seven months ended December 31, 1995, in conformity with generally accepted accounting principles.

COOPERS & LYBRAND L.L.P.
St. Louis, Missouri
February 28, 1997

                         INTERNATIONAL WIRE GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                       DECEMBER 31,    DECEMBER 31,
                                                                           1996            1995
                                                                       ------------    ------------
Current assets:
     Accounts receivable, less allowance of $1,363 and $860 ........   $     71,181    $     47,180
     Inventories ...................................................         60,362          57,777
     Prepaid expenses and other ....................................          5,060           2,733
     Deferred income taxes .........................................          4,741             125
                                                                       ------------    ------------
        Total current assets .......................................        141,344         107,815
Property, plant and equipment, net .................................        118,551          82,259
Deferred financing costs, net ......................................         21,222          16,688
Intangible assets, net .............................................        244,655         215,400
Other assets .......................................................          5,248           5,758
                                                                       ------------    ------------
        Total assets ...............................................   $    531,020    $    427,920
                                                                       ============    ============


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current maturities of long-term obligations ...................   $     20,948    $     12,662
     Accounts payable ..............................................         45,832          37,627
     Accrued and other liabilities .................................         33,150          20,323
     Customers' deposits ...........................................          8,033           5,688
     Accrued interest ..............................................          4,648           2,516
                                                                       ------------    ------------
        Total current liabilities ..................................        112,611          78,816
Long-term obligations, less current maturities .....................        426,719         326,015
Deferred income taxes ..............................................         14,719           8,194
Other long-term liabilities ........................................         12,162           4,897
                                                                       ------------    ------------
        Total liabilities ..........................................        566,211         417,922
Stockholders' equity:
     Common stock, $.01 par value, 1,000 shares authorized,
        issued and outstanding .....................................              0               0
     Series A senior cumulative exchangeable redeemable
        preferred stock, $.01 par value, $25 liquidation
        value, 400,000 shares authorized, issued and outstanding ...              4              --
     Contributed capital ...........................................        125,340          81,051
     Carryover of predecessor basis ................................        (67,762)        (67,762)
     Accumulated deficit ...........................................        (92,773)         (3,291)
                                                                       ------------    ------------
        Total stockholders' equity .................................        (35,191)          9,998
                                                                       ------------    ------------
        Total liabilities and stockholders' equity .................   $    531,020    $    427,920
                                                                       ============    ============



        See accompanying notes to the consolidated financial statements

                         INTERNATIONAL WIRE GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (IN THOUSANDS)

                                                          YEAR ENDED      SEVEN MONTHS ENDED
                                                       DECEMBER 31, 1996  DECEMBER 31, 1995
                                                       -----------------  -----------------
Net sales ..........................................      $  546,981          $  245,583
Operating expenses:
   Cost of goods sold ..............................         420,823             195,221
   Selling, general and administrative .............          43,885              17,129
   Depreciation and amortization ...................          31,341              11,020
   Impairment, unusual and plant closing charges ...          84,250               1,750
   Inventory valuation adjustment ..................           8,500                  --
                                                          ----------          ----------
Operating income (loss) ............................         (41,818)             20,463
Other income (expense):
   Interest expense ................................         (43,013)            (19,931)
   Amortization of deferred financing costs ........          (3,701)             (1,468)
   Other, net ......................................             312                (158)
                                                          ----------          ----------
Loss before income tax provision ...................         (88,220)             (1,094)
Income tax provision ...............................           1,262               2,197
                                                          ----------          ----------
Net loss ...........................................      $  (89,482)         $   (3,291)
                                                          ==========          ==========


        See accompanying notes to the consolidated financial statements

                         INTERNATIONAL WIRE GROUP, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE YEAR ENDED DECEMBER 31, 1996 AND THE
                      SEVEN MONTHS ENDED DECEMBER 31, 1995

                                 (IN THOUSANDS)

                                                                               CARRYOVER OF
                                     COMMON       PREFERRED      CONTRIBUTED    PREDECESSOR     ACCUMULATED
                                     STOCK          STOCK          CAPITAL         BASIS          DEFICIT           TOTAL
                                  ------------   ------------   ------------    ------------    ------------    ------------
Capital contributed ...........   $          0   $         --   $     81,951    $         --    $         --    $     81,951

Issuance costs ................             --             --           (900)             --              --            (900)

Carryover of predecessor
   basis ......................             --             --             --         (67,762)             --         (67,762)

Net loss ......................             --             --             --              --          (3,291)         (3,291)
                                  ------------   ------------   ------------    ------------    ------------    ------------

Balance December 31, 1995 .....              0             --         81,051         (67,762)         (3,291)          9,998

Capital contributed ...........             --             --         35,493              --              --          35,493

Issuance of preferred stock ...             --              4          9,996              --              --          10,000

Issuance costs ................             --             --         (1,200)             --              --          (1,200)

Net loss ......................             --             --             --              --         (89,482)        (89,482)
                                  ------------   ------------   ------------    ------------    ------------    ------------

Balance December 31, 1996 .....   $          0   $          4   $    125,340    $    (67,762)   $    (92,773)   $    (35,191)
                                  ============   ============   ============    ============    ============    ============


        See accompanying notes to the consolidated financial statements

                         INTERNATIONAL WIRE GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                   YEAR ENDED        SEVEN MONTHS ENDED
                                                                DECEMBER 31, 1996    DECEMBER 31, 1995
                                                                -----------------    ------------------
 Cash flows provided by (used in) operating activities:
   Net loss .................................................      $  (89,482)          $   (3,291)
   Adjustment to reconcile net loss to net cash provided
      by (used in) operating activities:
   Depreciation and amortization ............................          31,341               11,020
   Impairment and unusual charge ............................          78,250                   --
   Amortization of deferred financing costs .................           3,701                1,468
   Inventory valuation adjustment ...........................           8,500                   --
   Deferred income taxes ....................................           3,184                  274
   Change in assets and liabilities, net of acquisitions:
     Accounts receivable ....................................          (1,878)              12,094
     Inventories ............................................          (3,645)              (9,590)
     Prepaid expenses and other .............................          (4,829)                (846)
     Accounts payable .......................................           1,216                1,232
     Accrued and other liabilities ..........................           2,299               (2,084)
     Accrued interest .......................................           2,132                2,516
     Income taxes payable/refundable ........................           1,914                  778
     Other long-term liabilities ............................            (723)                (237)
                                                                   ----------           ----------
Net cash from operating activities ..........................          31,980               13,334
                                                                   ----------           ----------
Cash flows provided by (used in) investing activities:
   Acquisitions, net of cash ................................        (160,259)            (341,046)
   Capital expenditures, net ................................         (15,849)              (5,751)
                                                                   ----------           ----------
Net cash used in investing activities .......................        (176,108)            (346,797)
                                                                   ----------           ----------
Cash flows provided by (used in) financing activities:
   Equity proceeds ..........................................          45,039               15,048
   Proceeds from issuance of long-term obligations ..........         128,200              337,500
   Repayment of long-term obligations .......................         (21,311)              (5,085)
   Financing fees and other .................................          (7,800)             (14,000)
                                                                   ----------           ----------
Net cash from financing activities ..........................         144,128              333,463
                                                                   ----------           ----------
Net change in cash and cash equivalents .....................              --                   --
Cash and cash equivalents at beginning of the period ........              --                   --
                                                                   ----------           ----------
Cash and cash equivalents at end of the period ..............      $       --           $       --
                                                                   ==========           ==========


        See accompanying notes to the consolidated financial statements

                         INTERNATIONAL WIRE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEAR ENDED DECEMBER 31, 1996 AND
                      SEVEN MONTHS ENDED DECEMBER 31, 1995
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

1.   THE COMPANY

     International Wire Group, Inc. ("Group" or the "Company"), a Delaware corporation, was formed to participate in the transactions contemplated by the Acquisitions (as described below). On June 12, 1995, Wirekraft Holdings Corp. ("Wirekraft"), Omega Wire Corp. ("Omega"), International Wire Holding Company ("Holding"), the sole common stockholder of Group, Wirekraft Acquisition Company and certain shareholders of Wirekraft and Omega entered into a series of acquisitions and mergers (the "Acquisitions") pursuant to which Group acquired all of the common equity securities (and all securities convertible into such securities) of Wirekraft and all of the common equity securities of Omega. The Company has designated June 1, 1995, as the effective date of the Acquisitions for financial reporting purposes. The Company through its two segments, the Wire segment and the Harness segment, is engaged in the design, manufacture and marketing of non-insulated and insulated copper wire and wire harnesses. The Company's products are used by a wide variety of customers primarily in the appliance, computer and data communications, automotive and industrial equipment industries.

     The total purchase price of the Acquisitions was approximately $420,591, which included the redemption of certain equity securities, the retirement of existing indebtedness of Wirekraft and Omega and the payment of related fees and costs, is summarized as follows:

Redemption of common stock, equity rights, warrants
   and options .....................................................    $104,810
Repayment of existing indebtedness .................................     275,460
Redemption of preferred stock ......................................      26,321
Fees and costs .....................................................      14,000
                                                                        --------
                                                                        $420,591
                                                                        ========

     In accordance with EITF 88-16, "Basis in Leveraged Buy Out Transactions," the Acquisitions have been accounted for at "predecessor basis". The total acquisition costs have been allocated to the acquired net assets as follows:


Current assets ....................................................   $ 117,504
Property, plant and equipment .....................................      83,253
Goodwill ..........................................................     209,818
Fees and costs ....................................................      19,000
Other assets ......................................................       3,749
Current liabilities ...............................................     (58,707)
Other liabilities .................................................     (21,788)
Carryover predecessor basis .......................................      67,762
                                                                      ---------
                                                                      $ 420,591
                                                                      =========

                         INTERNATIONAL WIRE GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Unaudited pro forma data, which present condensed results of operations for the twelve months ended December 31, 1995 as though the Acquisitions and related financing had occurred at the beginning of the period, is as follows:

Net sales ...........................................................   $454,693
Net income (loss) ...................................................   $  3,406

2.   DWT ACQUISITION

     On March 5, 1996, Wire Technologies, Inc. ("Wire Technologies"), a wholly-owned subsidiary of the Company, acquired the businesses of Hoosier Wire, Inc., Dekko Automotive Wire, Inc., Albion Wire, Inc. and Silicones, Inc., a group of affiliated companies operating together under the trade name Dekko Wire Technology Group (the "DWT Acquisition"). The total consideration of $173,239 paid in connection with the DWT Acquisition including fees, expenses and certain adjustments consisted of (i) cash and
     (ii) warrants for the purchase of 2,000,000 shares of Common Stock, par value $.01 per share, of Holding. The DWT Acquisition and the related transaction fees and expenses were funded with (i) $128,200 of senior debt under the Amended Credit Agreement, (ii) $35,000 from the issuance of 35,000,000 shares of Common Stock, par value $.01 per share, of Holding,
     (iii) $39 from the issuance of 3,888,889 shares of Class A Common Stock, par value $.01 per share, of Holding, and (iv) $10,000 from the issuance of 400,000 shares of Series A Senior Cumulative Exchangeable Redeemable Preferred Stock, par value $.01 per share, of the Company (sold in units together with warrants for the purchase of shares of Common Stock, par value $.01 per share, of Holding).

     The DWT Acquisition was accounted for using the purchase method of accounting whereby the total acquisition cost has been allocated to the consolidated assets and liabilities based upon their estimated respective fair values. The total acquisition cost is allocated to the acquired net assets as follows:

Current assets ....................................................   $  37,669
Property, plant and equipment .....................................      36,020
Goodwill ..........................................................     105,041
Other, non-current ................................................       3,515
Fees and costs ....................................................       7,800
Current liabilities ...............................................     (15,306)
Other liabilities .................................................      (1,500)
                                                                      ---------
                                                                      $ 173,239
                                                                      =========

     Unaudited pro forma results of operations of the Company for the years ended December 31, 1996 and December 31, 1995, are included below. Such pro forma presentation has been prepared assuming that the DWT Acquisition and related financing had occurred as of January 1, 1996 and January 1, 1995, respectively, and that the Acquisitions (as described in Note 1) had occurred as of January 1, 1995.

                                                             1996         1995
                                                           --------     --------
Net sales .............................................    $574,827     $601,709
Net income (loss) .....................................    $(85,394)    $  4,960

                         INTERNATIONAL WIRE GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

3.   SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation

     The consolidated financial statements include the accounts of Group and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

     Revenue Recognition

     Sales and related cost of goods sold are included in income when goods are shipped to customers.

     Inventories

     Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out ("LIFO") method.

     Property, Plant and Equipment

     Property, plant and equipment is stated at cost. Depreciation is calculated using the straight-line method. The average estimated lives utilized in calculating depreciation are as follows: building - 25 to 40 years; building improvements - 15 years; machinery and equipment - 3 to 11 years; and furniture and fixtures - 5 years. Leasehold improvements are amortized over the shorter of the term of the respective lease or the life of the respective improvement. In fiscal 1996, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indications of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

     Intangible Assets

     Intangible assets consist principally of goodwill arising from the excess of cost over the value of net assets acquired which is amortized using the straight-line method over forty years and a supply agreement (the "Agreement") which was entered into on December 31, 1995. The Company estimates its obligation under this Agreement to be approximately $7,609 and $8,700 at December 31, 1996 and December 31, 1995, respectively. Accordingly the Company recorded a liability and corresponding intangible asset for $8,700 which will be amortized using the straight-line method over eleven years. In connection with this Agreement, Holding issued 50,000 shares of preferred stock having a liquidation value of $5,000, which is amortized as expense and contributed capital in the Company's financial statements over the period of the Agreement. Contributed capital recognized by the Company in connection with this agreement for the year ended December 31, 1996 was $454. In fiscal 1996, the Company completed a review of the carrying value of goodwill, which resulted in an impairment charge (see Note 10). Accumulated amortization aggregated $18,182 and $8,783 at December 31, 1996 and December 31, 1995, respectively.

                         INTERNATIONAL WIRE GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Deferred Financing Costs

     Deferred financing costs, consisting of fees and other expenses associated with the debt financing are amortized over the term of the related debt using the effective interest method and the straight-line method which approximates the effective interest method. Accumulated amortization aggregated $5,169 and $1,468 at December 31, 1996 and December 31, 1995, respectively.

     Fair Value of Financial Instruments

     The Company's financial instruments, excluding the Senior Notes (as hereinafter defined) are carried at fair value or amounts that approximate fair value. The Company has estimated the fair value of the Senior Notes using current market data. At December 31, 1996, the estimated fair market value of the Senior Notes was $162,000.

     Estimates and Assumptions

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Statement of Cash Flows

     For purposes of the consolidated statement of cash flows, the Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. Interest paid for the year ended December 31, 1996 and seven months ended December 31, 1995 was $40,881 and $17,415, respectively. Taxes refunded, net of payments for the year ended December 31, 1996 and taxes paid for the seven months ended December 31, 1995 were $4,073 and $1,145, respectively.

     During the year ended December 31, 1996 and seven months ended December 31, 1995, the Company entered into certain non-cash investing and financing activities. In connection with the Acquisitions, certain shares of Omega and Wirekraft common stock and Class A common stock were exchanged for shares of Holding common stock. The total amount of shares exchanged was $66,903. In fiscal 1996 and 1995, the Company recorded capital lease obligations of $2,348 and $680 respectively, for property, plant and equipment.

     Significant Customer

     A significant portion of the Company's sales were to a major customer within the Harness segment. Sales to this customer represented 18% and 19% of net sales for the year ended December 31, 1996 and the seven months ended December 31, 1995, respectively.

                         INTERNATIONAL WIRE GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

4.   INVENTORIES

     The composition of inventories is as follows:

                                                     December 31,   December 31,
                                                         1996           1995
                                                     ------------   ------------
Raw materials ....................................   $     26,191   $     19,451
Work-in-process ..................................         14,908         15,916
Finished goods ...................................         19,263         22,410
                                                     ------------   ------------
     Total inventories ...........................   $     60,362   $     57,777
                                                     ============   ============

     The current cost of inventories is approximately $57,267 and $56,035 at December 31, 1996 and December 31, 1995.

     In connection with the decline in the average price of copper during fiscal 1996 the Company recorded an $8,500 pre-tax inventory valuation charge to reduce the LIFO valuation of copper in inventory.

5.   PROPERTY, PLANT AND EQUIPMENT

     The composition of property, plant and equipment is as follows:

                                                   December 31,    December 31,
                                                       1996            1995
                                                   ------------    ------------
Land ...........................................   $      2,797    $      2,061
Buildings and improvements .....................         31,546          20,848
Machinery and equipment ........................        121,013          76,668
                                                   ------------    ------------
                                                        155,356          99,577

Less: accumulated depreciation .................        (36,805)        (17,318)
                                                   ------------    ------------
                                                   $    118,551    $     82,259
                                                   ============    ============

6.   FINANCING COSTS AND RELATED PARTY TRANSACTIONS

     In connection with the Acquisitions, the Company incurred aggregate fees and costs of $14,000. Costs of $13,100 related to the Senior Notes and Credit Agreement (see Note 7) are included in deferred financing costs and are being amortized over the terms of the related borrowings. Costs of $900 related to the issuance of Holding's common stock have been deducted from the proceeds to reduce the carrying value of the common stock. In connection with the DWT Acquisition, the Company incurred aggregate fees and costs of $7,800. Costs of $6,600 related to the Amended Credit Agreement (as hereinafter defined) are included in deferred financing costs and are being amortized over the terms of the related borrowings. Costs of $1,200 related to the issuance of Holding's common stock and the Preferred Stock (as defined in Note 8) have been deducted from the proceeds to reduce the carrying value of the common and preferred stock.

     In connection with the Acquisitions and the related financing, the Company entered into a Monitoring and Oversight Agreement ("Agreement") with Hicks, Muse & Co. Partners, L.P. ("Hicks, Muse") (an affiliate of the Company) pursuant to which the Company paid Hicks, Muse a cash fee of $3,725 as compensation for financial advisory services. Pursuant to the Agreement, the Company paid Hicks, Muse a cash fee of $2,500 as compensation for financial advisory services received in connection with the DWT Acquisition. The fees have been allocated based upon the issuance proceeds to the debt and equity securities issued in connection with the Acquisitions and the DWT

                         INTERNATIONAL WIRE GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Acquisition as deferred financing costs or as a deduction from the cash proceeds received from the sale of the common stock of Holding. The Agreement further provides that the Company shall pay Hicks, Muse an annual fee of $500, for ten years for monitoring and oversight services adjusted annually at the end of each fiscal year to an amount equal to .1% of the consolidated net sales of the Company, but in no event less than $500 annually. The obligation under the Agreement and the related deferred financing costs have been recorded in the consolidated balance sheets.

7.   LONG-TERM OBLIGATIONS

     The composition of long-term obligations is as follows:

                                                   December 31,    December 31,
                                                       1996            1995
                                                   ------------    ------------
Credit Agreement:
   Revolver ....................................   $     18,990    $     19,000
   Term Facility ...............................        271,404         163,813
Senior Subordinated Notes ......................        150,000         150,000
Capital lease and other obligations ............          7,273           5,864
                                                   ------------    ------------
                                                        447,667         338,677
Less, current maturities .......................        (20,948)        (12,662)
                                                   ------------    ------------
                                                   $    426,719    $    326,015
                                                   ============    ============

     The schedule of principal payments for long-term obligations at December 31, 1996 is as follows:

1997 ................................................................   $ 20,948
1998 ................................................................     23,782
1999 ................................................................     29,123
2000 ................................................................     58,568
2001 ................................................................     41,457
Thereafter ..........................................................    273,789
                                                                        --------
   Total ............................................................   $447,667
                                                                        ========

     Credit Agreement

     In connection with the DWT Acquisition, Group and Holding entered into an Amended Credit Agreement (the "Amended Credit Agreement") dated as of March 5,1996 with certain financial institutions. Borrowings under the Amended Credit Agreement are collateralized by first priority mortgages and liens on all of the assets of Group. In addition, borrowings under the Amended Credit Agreement are guaranteed by Holding.

     The Amended Credit Agreement consists of an $111,000 term loan (the "Term A Loan"), an $82,500 term loan (the "Term B Loan"), a $95,000 term loan (the "Term C Loan", collectively, the "Term Facility") and a $75,000 revolving credit facility (the "Revolver"). The Revolver provides that up to $10,000 of such facilities may be used for the issuance of letters of credit. At December 31, 1996, Group had $930 in outstanding letters of credit and $55,966 of unused borrowing capacity under the Amended Credit Agreement. A commitment fee on the unused portion of the Revolver of .5% is payable quarterly. The Amended Credit Agreement contains several financial covenants which, among other things, require Group to maintain certain financial ratios and restrict Group's ability to incur

                         INTERNATIONAL WIRE GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     indebtedness, make capital expenditures and pay dividends.

     Mandatory principal payments of the Term Facility are due in quarterly installments. The final installment on the Term A Loan is due on September 30, 2000 at which time the Revolver is also due. The final installment on the Term B Loan is due on September 30, 2002, and the final installment on the Term C Loan is due on September 30, 2003. The Amended Credit Agreement requires annual prepayments of the Term Facility based on "Excess Cash Flow" (as defined in the Amended Credit Agreement).

     Borrowings under the Term A Loan and Revolver bear interest, at the option of Group, at a rate per annum equal to (a) the Alternate Base Rate (as defined in the Amended Credit Agreement) plus 1.5% or (b) the Eurodollar Rate (as defined in the Amended Credit Agreement) plus 2.5%. Borrowings under the Term B Loan bear interest, at the option of Group, at a rate per annum equal to (a) the Alternate Base Rate (as defined in the Amended Credit Agreement) plus 2.0% or (b) the Eurodollar Rate (as defined in the Amended Credit Agreement) plus 3.0%. Borrowings under the Term C Loan bear interest, at the option of Group, at a rate per annum equal to (a) the Alternate Base Rate (as defined in the Amended Credit Agreement plus 2.5% or (b) the Eurodollar Rate (as defined in the Amended Credit Agreement) plus 3.5%. The Alternate Base Rate and Eurodollar Rate margins are established quarterly based on a formula as defined in the Amended Credit Agreement. Interest payment dates vary depending on the interest rate option to which the Term Facility and the Revolver are tied, but generally interest is payable quarterly. The weighted average interest rate on outstanding borrowings was 8.75% and 8.59% at December 31, 1996 and December 31, 1995, respectively.

     The Company has entered into an interest rate hedging arrangement to hedge against interest rate fluctuations. This arrangement provides a ceiling of 7.0% on $55,500 of indebtedness through May 1997 and 8.0% on $63,500 of indebtedness thereafter, through May 1998.

     Senior Subordinated Notes

     The Senior Subordinated Notes due 2005 ("the Senior Notes") were issued under an indenture, dated June 12, 1995 (the "Indenture") in connection with the Acquisitions. The Senior Notes represent unsecured general obligations of Group and are subordinated to all Senior Debt (as defined in the Indenture) of Group. The Senior Notes, which were originally sold pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, were exchanged for identical notes registered under such Act in November, 1995.

     The Senior Notes are fully and unconditionally (as well as jointly and severally) guaranteed on an unsecured, senior subordinated basis by each subsidiary of the Company (the "Guarantor Subsidiaries") other than Electro Componentes de Mexico, S.A. de C.V. and Wirekraft Industries de Mexico, S.A. de C.V. (The "Non-Guarantor Subsidiaries"). Each of the Guarantor Subsidiaries and Non-Guarantor Subsidiaries is wholly owned by the Company. Separate financial statements for the respective Guarantor Subsidiaries are not contained herein because the aggregate net assets, liabilities, earnings and equity of the Guarantor Subsidiaries is substantially equivalent to the net assets, liabilities, earnings and equity of the Company on a consolidated basis.

     The Senior Notes mature on June 1, 2005. Interest on the Senior Notes is payable semi-annually on each June 1 and December 1. The Senior Notes bear interest at the rate of 11.75% per annum. The Senior Notes may not be redeemed prior to June 1, 2000, except in the event of a Change of Control (as defined) or Initial Public Offering (as defined)

                         INTERNATIONAL WIRE GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     and at such applicable premium (as defined). The Senior Notes are redeemable, at the Company's option, at the redemption prices of 105.875% at June 1, 2000, and at decreasing prices to 100% at June 1, 2003, and thereafter, with accrued interest. In addition, prior to June 1, 1998, the Company may redeem, within guidelines specified in the Indenture, up to $50,000 of the Senior Notes with the proceeds of one or more Equity Offerings (as defined) by the Company or Holding at a redemption price of 110%, with accrued interest.

     The Senior Notes restrict, among other things, the incurrence of additional indebtedness by the Company, the payment of dividends and other distributions in respect of the Company's capital stock, the payment of dividends and other distributions by the Company's subsidiaries, the creating of liens on the properties and the assets of the Company to secure certain subordinated debt and certain mergers, sales of assets and transactions with affiliates.

8.   PREFERRED STOCK

     In connection with the DWT Acquisition, the Company issued 400,000 shares of Series A Senior Cumulative Exchangeable Redeemable Preferred Stock (the "Preferred Stock"). In accordance with the Certificate of Designation of the Preferred Stock (the "Certificate of Designation"), cumulative dividends are payable quarterly at the rate of 14% per annum. Dividend rates could increase upon the occurrence of any Event of Non-Compliance (as defined in the Certificate of Designation). At December 31, 1996, dividends in arrears were $1,200 or $2.99 per share. The Preferred Stock has a liquidation preference of $25.00 per share and a par value of $.01 per share. The Preferred Stock is exchangeable, at the option of the Company, for 14.0% Senior Subordinated Exchange Notes due June 1, 2005 (the "Exchange Notes") (see Note 14). The Preferred Stock ranks with respect to the payment of dividends and the distribution of assets upon dissolution, liquidation, or winding up of the Company, prior to all other capital stock of the Company.

     The Company may redeem the Preferred Stock, in whole or in part, at any time. If such redemption occurs prior to December 31, 1997, the redemption price shall equal the Makewhole Price (as defined in the Certificate of Designation). If such redemption occurs on or after December 31, 1997, the redemption price shall equal the product of the liquidation preference plus all accrued and unpaid dividends, multiplied by the applicable Redemption Percentage (as defined in the Certificate of Designation).

                         INTERNATIONAL WIRE GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

9.   INCOME TAXES

     The Company accounts for income taxes in accordance with the provisions of SFAS No. 109. The provision (benefit) for income taxes is as follows:

                                                       Year        Seven Months
                                                      Ended           Ended
                                                   December 31,    December 31,
                                                       1996            1995
                                                   ------------    ------------
Current:
  State ........................................   $        935    $      1,262
  Foreign ......................................            264             661
                                                   ------------    ------------
                                                          1,199           1,923

Deferred:

  Federal ......................................            (64)           (530)
  State ........................................            127             804
                                                   ------------    ------------
                                                             63             274
                                                   ------------    ------------
    Total ......................................   $      1,262    $      2,197
                                                   ============    ============

     Reconciliation between the statutory income tax rate and effective tax rate is summarized below:

U.S. Federal statutory rate ....................   $    (30,877)   $       (372)
State taxes, net of federal effect .............            690           1,364
Foreign taxes ..................................           (430)            789
Nondeductible expenses .........................         31,814             397
Other ..........................................             65              19
                                                   ------------    ------------
                                                   $      1,262    $      2,197
                                                   ============    ============

     The tax effects of significant temporary differences representing deferred tax assets and liabilities are as follows:

Deferred tax assets:
  Accounts receivable reserves ...................   $        477   $        298
  Accrued liabilities not yet deductible .........          3,497          2,540
  Inventories ....................................          3,381             --
  Net operating loss carry forward ...............             --          3,544
  Other ..........................................            227             87
                                                     ------------   ------------
                                                            7,582          6,469
                                                     ------------   ------------

Deferred tax liabilities:
  Depreciation and amortization ..................         14,684         11,809
  Inventories ....................................          2,176          2,523
  Other ..........................................            700            206
                                                     ------------   ------------
                                                           17,560         14,538
                                                     ------------   ------------
  Net deferred tax liability .....................   $      9,978   $      8,069
                                                     ============   ============

                         INTERNATIONAL WIRE GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


10.  IMPAIRMENT, UNUSUAL AND PLANT CLOSING CHARGES

     Commencing in the first quarter of 1996, the Company began a comprehensive review of the strategic position of its individual business units. The original goodwill related to the original Wirekraft acquisition recognized long-term customer relationships and plant locations that were strategically sized, located and customer focused. Due to intense competition in the appliance and automotive markets and the loss of a major appliance customer in 1995, the Company developed and executed new business strategies, including the DWT Acquisition, to maintain customer volume levels, meet competitive pressures and address key changes within the marketplace. As a result, the Company embarked on a major plant consolidation program including the utilization of facilities purchased in the DWT Acquisition and transitioning of business from the Midwest to the Southwest and Mexico. To this end, six plants were closed in 1995 and another six plants were closed in 1996. In connection with this review and impairment charge, the Company has provided for anticipated losses related to product liability claims associated with the period preceeding the original acquisition of Wirekraft in 1992. In December 1996, the Company completed this review, resulting in an impairment charge of $78,250, principally related to the acquisition of Wirekraft.

     In determining the goodwill impairment charge, the Company completed financial projections through the year 2000. These projections reflect the Company's business strategies and were based on current industry trends, forecasts and expected developments. A discounted cash flow analysis of the consolidated entity was used to calculate the fair market value of the Company and was based upon the Company's acquisition strategy which focuses on the identification and realization of certain synergies existing between the acquired businesses. The calculated fair market value was compared to net tangible assets (net working capital and net property, plant and equipment). The difference between net tangible assets and the fair market value was compared to net goodwill to determine the goodwill impairment charge.

     The Company recorded a pre-tax charge to operations of $6,000 in 1996 and $1,750 in 1995 to provide for plant closing costs. The plant closing costs include provisions for shut-down costs from the period of the plant closure to the date of disposal, commitment costs for leased property and key personnel and severance related costs. Plant closing costs accrued at December 31, 1996 and December 31, 1995 were $2,462 and $700, respectively. There have been no adjustments to amounts charged to expense.

11.  RETIREMENT BENEFITS AND STOCK OPTION PLANS

     The Company sponsors a number of defined contribution retirement plans which provide retirement benefits for eligible employees. Company contribution expense related to these retirement plans for the year ended December 31, 1996 and seven months ended December 31, 1995 amounted to approximately $1,208 and $902, respectively.

     Holding's Qualified and Non-qualified Stock Option Plan (the "Option Plan") provides for the granting of up to 4,795,322 shares of common stock to officers and key employees of Holding and the Company. Under the plan, options granted approximate market value of the common stock at the date of grant. Such options vest ratably over

                         INTERNATIONAL WIRE GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     a five year period commencing on the first anniversary date after the date of grant, and vested options are exercisable at the discretion of the committee appointed to administer the Option Plan. Generally, an option may be exercised only if the holder is an officer or employee of Holding or the Company at the time of exercise. Options granted under the Option Plan are not transferable, except by will and the laws of descent and distribution.

     Holding and the Company have also granted Performance Options ("the Performance Options") to certain key executives. The Performance Options are excercisable only on the occurrence of certain events. The exercise price for the Performance Options is initially equal to $1.00 per share and, effective each anniversary of the grant date, the per share exercise price for the Performance Options is equal to the per share exercise price for the prior year multiplied by 1.09. The Performance Options terminate on the tenth anniversary date of the date of grant.

     In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", the Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations in accounting for the Option Plan. Had compensation cost for the Option Plan and the Performance Options been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, the effect on the Company's financial statements would have been immaterial.

     Changes in the status of the Option Plan are summarized below:

                                        Weighted
                                         Average
                                      Exercise Price    Options         Options
                                        Per Share       Granted         Vested
                                      --------------   ----------     ----------
June 1,  1995 ........................       --                --             --
   Granted ...........................    $1.00         3,400,000             --
   Vested ............................       --                --             --
                                          -----        ----------     ----------
December 31, 1995 ....................    $1.00         3,400,000             --
   Granted ...........................    $1.02         1,865,249
   Vested ............................    $1.00                --        495,249
   Forfeiture ........................    $1.00        (1,250,000)            --
                                          -----        ----------     ----------
December 31, 1996 ....................    $1.01         4,015,249        495,249
                                          =====        ==========     ==========

     Changes in the status of the the Performance Options are summarized below:

June 1, 1995 .........................       --                --             --
   Granted ...........................    $1.00         2,966,178             --
                                          -----        ----------     ----------
December 31, 1995 ....................    $1.00         2,966,178             --
   Granted ...........................    $1.00         1,236,566             --
                                          -----        ----------     ----------
December 31, 1996 ....................    $1.06         4,202,744             --
                                          =====        ==========     ==========

     Of the options outstanding under the Option Plan at December 31, 1996, 4,350,000 and 65,249 have exercise prices of $1.00 and $1.625 respectively, and have weighted average remaining contractual lives of between 9 and 10 years. The weighted average exercise price of options vested at December 31, 1996 is $1.00 per share.

                         INTERNATIONAL WIRE GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Of the Performance Options outstanding at December 31, 1996, 2,966,178 and 1,235,566 have exercise prices of $1.09 and $1.00 respectively, and have weighted average remaining contractual lives of between 9 and 10 years.

12.  COMMITMENTS AND CONTINGENCIES

     The Company leases certain property, transportation vehicles and other equipment. Total rental expense under operating leases was $2,237 and $1,420 for the year ended December 31, 1996 and seven months ended December 31, 1995. Future minimum lease payments under capital and operating leases for years ending are:

                                                              Capital   Operating
                                                              -------   ---------
1997 ......................................................   $ 1,416    $ 2,706
1998 ......................................................     1,416      2,401
1999 ......................................................     1,416      1,453
2000 ......................................................     1,376      1,128
2001 ......................................................       970        927
Thereafter ................................................     3,010        437
                                                              -------    -------
  Total minimum lease payments ............................     9,604    $ 9,052
                                                                         =======
  Less amount representing interest .......................    (2,705)
                                                              -------
  Present value of net minimum lease payments .............   $ 6,899
                                                              =======

     The Company is subject to legal proceedings and claims which arise in the normal course of business. In the opinion of management, the ultimate liabilities with respect to these actions will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

     The Company has agreed in principal to participate in an international expansion project with one of the Wire segment's largest customers. The Company estimates its financial commitment for property, plant and equipment to be approximately $13,000.

13.  BUSINESS SEGMENT INFORMATION

     Certain information concerning the Company's operating segments for the year ended December 31, 1996 and the seven months ended December 31, 1995 is presented below. Total revenue by segment includes both sales to customers and intersegment sales, which are accounted for at prices charged to customers and eliminated in consolidation.

Year Ended December 31, 1996                   Wire        Harness   Consolidated
----------------------------                ---------    ---------   ------------
Total revenue ...........................   $ 406,026    $ 161,354
Intersegment sales ......................      20,399           --
                                            ---------    ---------
Sales to customers ......................   $ 385,627    $ 161,354    $ 546,981
Operating loss ..........................   $ (29,443)   $ (12,375)   $ (41,818)
Identifiable assets .....................   $ 437,524    $  93,496    $ 531,020
Depreciation and amortization ...........   $  24,880    $   6,461    $  31,341
Capital expenditures, net ...............   $  13,060    $   2,789    $  15,849

                         INTERNATIONAL WIRE GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Seven Months Ended December 31, 1995             Wire       Harness  Consolidated
------------------------------------           ---------   --------- ------------
Total revenue ..............................   $ 167,082   $  84,288
Intersegment sales .........................       5,341         446
                                               ---------   ---------
Sales to customers .........................   $ 161,741   $  83,842   $ 245,583
Operating income ...........................   $  10,937   $   9,526   $  20,463
Identifiable assets ........................   $ 295,671   $ 132,249   $ 427,920
Depreciation and amortization ..............   $   7,442   $   3,578   $  11,020
Capital expenditures, net ..................   $   4,991   $     760   $   5,751

14.  SUBSEQUENT EVENTS FOOTNOTE

     On February 4, 1997, the Board of Directors approved the exchange of the Preferred Stock for Exchange Notes, and voted to pay all dividends in arrears related to the Preferred Stock.

     On February 12, 1997, the Company completed the purchase of the stock and business activities of Camden Wire Co. for approximately $65,000, including fees and expenses, subject to certain purchase price adjustments (the "Camden Acquisition"). The Camden Acquisition and related transaction fees and expenses were funded with $65,000 of senior debt under the Amended Credit Agreement pursuant to an amendment dated February 12, 1997 (the "Amended and Restated Credit Agreement").

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
International Wire Group, Inc.:

Our report on the consolidated financial statements of International Wire Group, Inc. and subsidiaries is included on page 19 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 17 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

COOPERS & LYBRAND L.L.P.
St. Louis, Missouri
February 28, 1997

                         INTERNATIONAL WIRE GROUP, INC.
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

 ALLOWANCE FOR DOUBTFUL                                         COLLECTION OF
ACCOUNTS - DEDUCTED FROM       BALANCE AT                        PREVIOUSLY                 BALANCE AT
FROM RECEIVABLES IN THE        BEGINNING                         WRITTEN OFF                  END OF
    BALANCE SHEET              OF PERIOD  PROVISION   WRITEOFFS   ACCOUNTS   ACQUISITIONS     PERIOD
------------------------       ---------  ---------   ---------   --------   ------------     ------
Seven months ended
December 31, 1995 .......         $845       $ 33        $(53)      $35         $ --          $  860

Year ended
December 31, 1996 .......         $860       $337        $(71)      $12         $225          $1,363

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
Wirekraft Holdings Corp.:

We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Wirekraft Holdings Corp. and subsidiaries (formerly WB Holdings, Inc.) for the six months ended May 31, 1995 and the year ended November 30, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Wirekraft Holdings Corp. and subsidiaries for the six months ended May 31, 1995 and the year ended November 30, 1994, in conformity with generally accepted accounting principles.


COOPERS & LYBRAND L.L.P.
St. Louis, Missouri
January 27, 1996

                            WIREKRAFT HOLDINGS CORP.
                          (FORMERLY WB HOLDINGS INC.)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                            SIX MONTHS ENDED            YEAR ENDED
                                                                              MAY 31, 1995           NOVEMBER 30, 1994
                                                                              ------------           -----------------
Net sales............................................................           $168,053                 $ 240,972
Operating expenses:
   Cost of goods sold................................................            138,851                   201,602
   Selling, general and administrative...............................             13,301                    14,319
   Depreciation and amortization.....................................              6,474                     6,435
   Compensation expense..............................................                895                        --
   Expenses related to sale..........................................                501                        --
   Expenses related to plant closings................................              2,000                        --
                                                                                --------                 ---------
Operating income.....................................................              6,031                    18,616
Other income (expense):
   Interest expense..................................................             (8,020)                  (10,565)
   Amortization of deferred financing costs..........................             (1,657)                   (1,995)
                                                                                --------                 ---------
Income (loss) before income tax provision
   and extraordinary item............................................             (3,646)                    6,056
Income tax provision (benefit).......................................             (2,114)                    3,023
                                                                                --------                 ---------
Income (loss) before extraordinary item..............................             (1,532)                    3,033
Extraordinary item - loss due to early
   extinguishment of debt, net of  income
   tax of $4,930.....................................................             (7,835)                       --
                                                                                --------                 ---------
   Net income (loss).................................................           $ (9,367)                $   3,033
                                                                                ========                 =========


        See accompanying notes to the consolidated financial statements

                            WIREKRAFT HOLDINGS CORP.
                          (FORMERLY WB HOLDINGS INC.)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED MAY 31, 1995 AND
                        THE YEAR ENDED NOVEMBER 30, 1994
                                 (IN THOUSANDS)

                                                         CLASS A   ADDITIONAL    RETAINED
                                  PREFERRED   COMMON     COMMON     PAID-IN      EARNINGS
                                    STOCK     STOCK      STOCK      CAPITAL      (DEFICIT)     TOTAL
                                  ---------  --------   --------   ----------   ----------   --------
Balance November 30, 1993 .....   $     --   $    200   $     24   $   22,576    $  2,541    $ 25,341

Net income ....................         --         --         --           --       3,033       3,033
                                  --------   --------   --------   ----------    --------    --------

Balance November 30, 1994 .....         --        200         24       22,576       5,574      28,374

Issuance of preferred stock ...         10         --         --       24,990          --      25,000

Issuance of common stock ......         --          3         --          747          --         750

Issuance costs ................         --         --         --         (300)         --        (300)

Net loss ......................         --         --         --           --      (9,367)     (9,367)
                                  --------   --------   --------   ----------    --------    --------

Balance May 31, 1995 ..........   $     10   $    203   $     24   $   48,013    $ (3,793)   $ 44,457
                                  ========   ========   ========   ==========    ========    ========


        See accompanying notes to the consolidated financial statements

                            WIREKRAFT HOLDINGS CORP.
                          (FORMERLY WB HOLDINGS INC.)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                            SIX MONTHS ENDED             YEAR ENDED
                                                                              MAY 31, 1995            NOVEMBER 30, 1994
                                                                              ------------            -----------------
Cash flows provided by (used in) operating activities:
    Net income (loss)................................................            $ (9,367)                $ 3,033
    Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
Extraordinary item...................................................              12,765                      --
Depreciation and amortization........................................               6,474                   6,435
Amortization of deferred financing costs.............................               1,493                   1,667
Accretion of debt discount...........................................                 164                     328
Deferred income taxes................................................              (4,282)                   (325)
Change in assets and liabilities, net of acquisitions:
    Accounts receivable..............................................              (9,863)                 (7,928)
    Inventories......................................................                (824)                 (6,622)
    Prepaid expenses and other.......................................                (166)                 (2,951)
    Accounts payable.................................................                (617)                  8,231
    Accrued and other liabilities....................................               2,628                    (281)
    Accrued interest.................................................               1,276                  (1,217)
    Income taxes payable/refundable..................................              (3,366)                  2,443
    Other long-term liabilities......................................                (236)                   (495)
                                                                                 --------                 -------
Net cash from operating activities...................................              (3,921)                  2,318
                                                                                 --------                 -------
Cash flows provided by (used in) financing activities:
    Acquisitions, net of cash........................................             (44,973)                (11,754)
    Capital expenditures, net........................................              (2,914)                 (6,248)
                                                                                 --------                 -------
Net cash from investing activities...................................             (47,887)                (18,002)
Cash flows provided by (used in) financing activities:
    Proceeds from issuance of long-term obligations..................              24,000                  12,674
    Equity proceeds..................................................              25,750                      --
    Borrowings of long-term obligations..............................              19,639                  22,995
    Repayment of long-term obligations...............................             (14,226)                (17,481)
    Financing fees and other.........................................              (3,500)                   (691)
                                                                                 --------                 -------
Net cash from financing activities...................................              51,663                  17,497
                                                                                 --------                 -------
Net change in cash and cash equivalents..............................                (145)                  1,813
Cash and cash equivalents at beginning of the period.................               2,053                     240
                                                                                 --------                 -------
Cash and cash equivalents at end of the period.......................            $  1,908                 $ 2,053
                                                                                 ========                 =======


        See accompanying notes to the consolidated financial statements

                            WIREKRAFT HOLDINGS CORP.
                          (FORMERLY WB HOLDINGS INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED MAY 31, 1995, AND
                        THE YEAR ENDED NOVEMBER 30, 1994
                       (IN THOUSANDS, EXCEPT SHARE DATA)

1.   THE COMPANY

     WB Holdings Inc. ("Holdings"), a Delaware corporation, was formed to participate in the December 21, 1992 Acquisition (defined below). Holdings had no operations prior to December 21, 1992.

     On December 2, 1994, Holdings, through a series of mergers, became a wholly-owned subsidiary of Wirekraft Holdings Corp. ("New Holdings" together with Holdings, the "Company"). Pursuant to the mergers, the existing stockholders of Holdings exchanged their Holdings securities for New Holdings securities that have terms identical to the exchanged Holdings securities. New Holdings, a Delaware corporation, was formed to participate in the acquisition of Electro Componentes de Mexico S.A. de C.V. ("ECM") as discussed in Note 2. New Holdings had no operations prior to December 2, 1994. Holdings and New Holdings have a fiscal year-end of November 30.

     On December 21, 1992, Holdings, through a series of acquisitions and mergers, acquired all of the issued and outstanding common stock of Bristol Holding Corporation and Burcliff Holdings Corporation, the parent companies of the general partners of Kirtland Indiana, Limited Partnership for a total consideration of $116,997 (the "Acquisition"). Through a related series of mergers after the Acquisition, Bristol Holding Corporation became the surviving entity. Bristol Holding Corporation was later renamed Wirekraft Industries, Inc. ("Wirekraft") (together with Holdings, the "Company"). Wirekraft through its two segments, the Wire segment and the Harness segment, is engaged in the manufacture, design and distribution of insulated wire and wire harnesses used primarily in the appliance and automobile markets. The Company markets and distributes its products through a combination of internal sales representatives and independent sales representatives, selling primarily to original equipment manufacturers.

     The total cost of the Acquisition consisted of $57,967 for issued and outstanding common stock, $42,877 for the retirement of existing indebtedness, $1,175 for outstanding warrants and $14,978 for fees and expenses. The Acquisition was accounted for using the purchase method of accounting whereby the total acquisition cost was allocated to the acquired net assets based on their respective fair values.

     The total acquisition cost was allocated to the acquired net assets as follows:

Current assets ....................................................   $  29,461
Property, plant and equipment .....................................      19,980
Goodwill ..........................................................      80,319
Fees and costs ....................................................       9,580
Other non-current assets ..........................................         386
Current liabilities ...............................................     (16,365)
Other liabilities .................................................      (6,364)
                                                                      ---------
                                                                      $ 116,997
                                                                      =========

                            WIREKRAFT HOLDINGS CORP.
                          (FORMERLY WB HOLDINGS INC.)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

2.   ECM ACQUISITION

     On December 2, 1994, through a series of acquisitions and transfers from New Holdings, Wirekraft acquired the stock of ECM and certain assets from General Electric Company. The purchase price, including fees and expenses, was approximately $49,550. The purchase price consisted of $20,000 in cash, 1,000,000 shares of Series A Senior Preferred Stock, par value $.01 per share, $25 liquidation preference and 275,758 shares of common stock on New Holdings.

     The acquisition of ECM was accounted for using the purchase method of accounting whereby the total acquisition cost was allocated to the acquired net assets based on their respective fair values. The total acquisition cost was allocated to the acquired net assets as follows:

Current assets .....................................................   $  8,211
Property, plant and equipment ......................................      8,288
Intangibles ........................................................     37,958
Fees and costs .....................................................      3,500
Current liabilities and other reserves .............................     (8,407)
                                                                       --------
                                                                       $ 49,550
                                                                       ========

     Unaudited pro forma data, which show condensed results of operations for the year ended November 30, 1994 as though the acquisition and related financing of ECM had occurred at the beginning of the period is as follows:

Net sales ...........................................................   $319,486
Net income ..........................................................   $  5,758

3.   SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation

     The consolidated financial statements for the year ended November 30, 1994 include the accounts of Holdings and its wholly-owned subsidiary, Wirekraft. The consolidated financial statements for the six months ended May 31, 1995 include the accounts of New Holdings and its wholly-owned subsidiary, Holdings. All material intercompany balances and transactions have been eliminated in consolidation.

     Revenue Recognition

     Sales and related costs of goods sold are included in income when goods are shipped to customers.

                            WIREKRAFT HOLDINGS CORP.
                          (FORMERLY WB HOLDINGS INC.)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     Inventories

     Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out ("LIFO") method.

     Property, Plant and Equipment

     Property, plant and equipment is stated at cost. Depreciation is calculated using the straight-line method. The average estimated lives utilized in calculating depreciation are as follows: building and improvements - 25 years; machinery and equipment - 7 years; and furniture and fixtures - 5 years. Leasehold improvements are amortized over the shorter of the term of the respective lease or life of the respective improvement.

     Intangible Assets

     Intangible assets, which consist principally of goodwill arising from the excess of cost over the value of net assets acquired, are amortized using the straight-line method over forty years. Accumulated amortization aggregated $4,040 at November 30, 1994.

     Deferred Financing Costs

     Deferred financing costs, which consists of fees and other expenses associated with the debt financing, are amortized over the term of the related debt using the effective interest method and the straight-line method which approximates the effective interest method.

     Income Taxes

     Deferred income taxes are determined using the liability method.

     Statement of Cash Flows

     For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. Interest paid for the six months ended May 31, 1995 and the year ended November 30, 1994 was approximately $6,744 and $11,803, respectively. Taxes paid for the six months ended May 31, 1995 and the year ended November 30, 1994 were approximately $604 and $905, respectively. In connection with the Acquisition, the Company assumed liabilities aggregating $22,729, which is a non-cash investing activity.

     During the six months ended May 31, 1995, the Company entered into a capital lease obligation of $4,714 for new equipment.

                            WIREKRAFT HOLDINGS CORP.
                          (FORMERLY WB HOLDINGS INC.)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     Fair Value of Financial Instruments

     The fair market values of the financial instruments included in the consolidated financial statements approximate the carrying values of the financial instruments.

     Concentration of Credit Risk

     Accounts receivable from companies located throughout the United States in the appliance and automotive industries amounted to approximately $12,397 and $15,684, respectively at November 30, 1994. Sales to the Company's five largest customers represented 61% of net sales for the six months ended May 31, 1995 and 51% and 56% of net sales in 1994 and 1993, respectively. A significant portion of the Company's sales are to three major customers within the Harness Segment. Sales to one of these customers represented 25% of net sales for the six months ended May 31, 1995. The Company has entered into a supply contract with this customer expiring in 2002. Sales to the Company's two other major customers represented 12% and 7% of net sales for the six months ended May 31, 1995, 17% and 11% of net sales in 1994. In 1995, a supply contract with one of the above mentioned customers expired.

     A supply contract was subsequently renegotiated through December, 1998.

4.   FINANCING COSTS AND RELATED PARTY TRANSACTIONS

     In connection with the Acquisition and ECM acquisition, the Company incurred aggregate fees and costs of $11,900. Costs of $11,100 related to the 12% Senior Subordinated Notes due 2003 and Credit Agreement are included in deferred financing costs and are amortized over the term of the related borrowings. Costs of $800 related to the issuance of Holding's common stock have been deducted from the proceeds to reduce the carrying value of the common stock.

     In connection with the Acquisition and the related financing, Holdings and Wirekraft entered into a Monitoring and Oversight Agreement ("Agreement") with Hicks, Muse & Co., Incorporated ("Hicks, Muse") (an affiliate of the Company) pursuant to which the Company paid Hicks, Muse a financial advisory fee of $1,725. The fees, which also include $200 paid in connection with the acquisition of Ristance and $750 paid in connection with the acquisition of ECM, have been allocated to the Company's debt and equity securities as deferred financing costs or as a deduction from the cash proceeds received from the sale of stock. The Agreement further provides that the Company shall pay Hicks, Muse an annual fee of $115 (subject to adjustment), for ten years, for monitoring and oversight services. Such Agreement was amended and restated in connection with the acquisition of ECM to increase the annual fee for financial advisory services to $200 (subject to adjustment). The obligation under the Agreement, as amended, and the related deferred financing costs have been recorded in the consolidated balance sheet.

5.   STOCKHOLDERS' EQUITY

     The authorized capital stock of the Company at May 31, 1995 consists of 50,000,000 shares of common stock, 3,000,000 shares of Class A common stock, and 10,000,000 shares of preferred stock. In connection with the

                            WIREKRAFT HOLDINGS CORP.
                          (FORMERLY WB HOLDINGS INC.)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     financing of the Acquisition, the Company issued 20,000,000 shares of common stock, 2,402,402 shares of Class A common stock and 1,621,622 warrants to purchase common stock. Each warrant represents the right to purchase one share of the Company's common stock for $1.00 per warrant. The warrants expire on December 31, 2002. As of May 31, 1995, no warrants had been exercised. On December 2, 1994, in connection with the acquisition of ECM, the Company issued 1,000,000 shares of Series A Senior Preferred Stock and 275,758 shares of common stock.

     The Class A common stock may be converted into shares of common stock at the option of the holder at any time. In addition, shares of the Class A common stock (i) may be converted into common stock at the option of the Company effective immediately prior to the occurrence of a Triggering Event (as defined in the Company's Certificate of Incorporation) or (ii) shall automatically be converted on December 31, 2002. Such conversions are based on a formula set forth in the Company's Certificate of Incorporation.

     Dividends are payable to holders of the common stock and Class A common stock in amounts as and when declared by the Company's board of directors, subject to legally available funds and certain agreements governing the Company's indebtedness. In the event of any liquidation, dissolution or winding up of the Company, before any payment or distribution of the assets of the Company shall be made to the holders of the Class A common stock, each share of common stock shall be entitled to a liquidation preference based on a formula set forth in the Company's Certificate of Incorporation. The common stock and the Class A common stock are entitled to one vote per share on all matters submitted to a vote of stockholders.

     The Company has adopted a qualified and non-qualified incentive stock option plan (the "Option Plan") for officers and key employees of Holdings. A total of 1,471,000 shares of the Company's common stock has been reserved for issuance under the Option Plan. Under the Option Plan, eligible participants may receive qualified and non-qualified options to purchase shares of the Company's common stock.

     Options are exercisable at such time and on such terms as the committee appointed to administer the Option Plan (the "Committee") determines. The exercise price for the options granted under the Option Plan may not be less than the fair market value of the underlying share, as determined by the Committee on the date of grant. Generally, an option may be exercised only if the holder is an officer or employee of the Company at the time of exercise. Options granted under the Option Plan are not transferable, except by will and the laws of descent and distribution. During the year ended November 30, 1994, the Company granted options to purchase 75,000 shares of common stock at $2.74 per share and canceled 235,200 options. No options were exercised during the year. During the six months ended May 31, 1995, the Company granted options to purchase 100,000 shares of common stock at $2.74 per share, canceled 188,800 shares and 20,000 options were exercised. At May 31, 1995, there were 764,000 options available for issuance under the Option Plan.

                            WIREKRAFT HOLDINGS CORP.
                          (FORMERLY WB HOLDINGS INC.)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

6.   INCOME TAXES

     The provision (benefit) for income taxes consists of the following:

                                                    Six Months        Year
                                                       Ended          Ended
                                                      May 31,      November 30,
                                                       1995            1994
                                                   ------------    ------------
Current:
  Federal ......................................   $      1,022    $      2,741
  State ........................................            892             607
  Foreign ......................................            254              --
                                                   ------------    ------------
                                                          2,168           3,348
                                                   ============    ============

Deferred:
  Federal ......................................         (3,159)           (124)
  State ........................................         (1,123)           (201)
                                                   ------------    ------------
                                                         (4,282)           (325)
                                                   ------------    ------------
    Total ......................................   $     (2,114)   $      3,023
                                                   ============    ============

     Reconciliation between the Federal statutory income tax rate and the effective tax rate is summarized below:

                                                     Six Months        Year
                                                        Ended          Ended
                                                       May 31,      November 30,
                                                        1995            1994
                                                    ------------    ------------
Federal taxes at statutory rate (34%) ...........   $     (1,240)   $      2,059
State taxes, net of federal effect ..............            210             268
Foreign .........................................         (1,468)             --
Nondeductible assets ............................            340             680
Other ...........................................             44              16
                                                    ------------    ------------
Provision (benefit) for income taxes ............   $     (2,114)   $      3,023
                                                    ============    ============

7.   PLANT CLOSING EXPENSE

     In May 1995, the Company recorded a pretax charge to operations of $2,000 to provide for plant closing costs. The Company's decision to shut-down certain harness segment plants was the result of a customer transitioning certain wire harness purchases to its own captive operations in Mexico and other third party suppliers. The plant closing costs include provisions for shut-down costs from the period of the plant closure to the date of disposal, commitment costs for leased equipment and severance related costs.

                            WIREKRAFT HOLDINGS CORP.
                          (FORMERLY WB HOLDINGS INC.)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

8.   RETIREMENT BENEFITS

     Employees of Wire division, who are eligible under Section 414(q) of the Internal Revenue Code, may participate in the profit sharing plan sponsored by the Company. The plan qualifies under the Internal Revenue Code section 401(k), and the Company may at its discretion make contributions on a matching or non-matching basis. Employees of the Wire Division with approximately one year of service may also participate in a money purchase pension plan sponsored by the Company. The Company is required to make contributions to the money purchase pension plan equal to 3% of an employee's eligible compensation as defined in the plan document. Expense under these two plans amounted to approximately $363 and $451 for the six months ended May 31, 1995 and the year ended November 30, 1994, respectively.

9.   LEASES

     The Company leases certain of its manufacturing facilities and equipment under long-term lease agreements with lease terms expiring through February 2004. Rent expense applicable to the noncancelable operating leases aggregated $505, $436 and $431 for the six months ended May 31, 1995 and for the year ended November 30, 1994.

     The schedule of future minimum lease payments by calendar year under operating leases at November 30, 1994 is as follows:

1995 ..................................................................   $1,645
1996 ..................................................................    1,607
1997 ..................................................................    1,567
1998 ..................................................................    1,324
1999 ..................................................................    1,234
Thereafter ............................................................    1,723

10.  CONTINGENCIES

     The Company is subject to various lawsuits and claims with respect to such matters as patents, product liabilities, government regulations, and other actions arising in the normal course of business. In the opinion of management, the ultimate liabilities resulting from such lawsuits and claims will not have a material adverse effect on the Company's consolidated financial conditions and results of operations.

11.  OTHER ACQUISITIONS

     On December 10, 1993, Wirekraft acquired certain assets and related liabilities of the wire business of the Ristance division of Echlin Corporation ("Ristance"). The purchase price, including fees and expenses, paid in cash, was approximately $11,800 which was funded through additional borrowings under the Credit Agreement. The acquisition of Ristance was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to assets and liabilities acquired based upon their fair value at the date of the acquisition.

                            WIREKRAFT HOLDINGS CORP.
                          (FORMERLY WB HOLDINGS INC.)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

12.  BUSINESS SEGMENT INFORMATION

     Certain information concerning the Company's operating segments for the six months ended May 31, 1995 and the year ended November 30, 1994 is presented below. Total revenue by segment includes both sales to customers and intersegment sales, which are accounted for at prices charged to customers and eliminated in consolidation.

Six Months Ended May 31, 1995                     Wire       Harness  Consolidated
-----------------------------                   --------    --------  ------------
Total revenue ..............................    $ 88,488    $ 88,620
Intersegment sales .........................       7,807       1,248
                                                --------    --------
Sales to customers .........................    $ 80,681    $ 87,372    $168,053
                                                ========    ========
Operating income ...........................       1,320       4,711       6,031
Depreciation and amortization ..............       2,534       3,940       6,474
Capital expenditures, net ..................       1,636       1,278       2,914

Year Ended November 30, 1994
----------------------------
Total revenue ..............................    $153,014    $101,167
Intersegment sales .........................      13,209          --
                                                --------    --------
Sales to customers .........................    $139,805    $101,167    $240,972
                                                ========    ========
Operating income ...........................       9,433       9,183      18,616
Depreciation and amortization ..............       4,451       1,984       6,435
Capital expenditures, net ..................       5,819         429       6,248

13.  SUBSEQUENT EVENT

     On June 12, 1995, International Wire Holding Company, through a series of mergers and acquisitions acquired all of the outstanding common stock of New Holdings (the "Transaction"). The Company has designated June 1, 1995, as the effective date of the Transaction for financial reporting purposes. In connection with the Transaction, the majority of the Company's long-term debt was repaid, the common stock of New Holdings was redeemed at $51,751, the Series A Senior Preferred Stock issued as part of the ECM acquisition (see Note 2) was redeemed at a liquidation value of $26,250 plus accrued dividends of $71 and the warrants and equity rights were retired at $10,133. As a result of the early repayment of certain long-term debt, $7,909 of deferred financing costs and $2,456 of OID were charged off and included as an extraordinary item in the accompanying Statements of Operations for the six months ended May 31, 1995. In addition, the Company paid a prepayment penalty of $2,400 to holders of subordinated notes. This amount has also been included in the accompanying statements of operations as an extraordinary item. The stock options granted pursuant to the Company's stock option plan were canceled for payment to the option holders who received cash. This amount totaled approximately $895 and has been included in the Statements of Operations as compensation expense for the six months ended May 31, 1995. In connection with the sale, the Company incurred expenses of $501 which has been recorded in the Statements of Operations as expenses related to sale.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
Omega Wire Corp.:

We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Omega Wire Corp. and subsidiaries for the two months ended May 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Omega Wire Corp. and subsidiaries for the two months ended May 31, 1995, in conformity with generally accepted accounting principles.



COOPERS & LYBRAND L.L.P.
St. Louis, Missouri
January 27, 1996

                                OMEGA WIRE CORP.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                         TWO MONTHS ENDED MAY 31, 1995
                                 (IN THOUSANDS)

Net sales ..........................................................   $ 23,295
Operating expenses:
    Cost of goods sold .............................................     17,512
    Selling, general and administrative ............................      1,639
    Depreciation and amortization ..................................      1,233
                                                                       --------
Operating income ...................................................      2,911
Other income (expense):
    Interest expense ...............................................     (1,797)
    Amortization of deferred financing costs .......................       (238)
                                                                       --------
Income before income tax provision and extraordinary item ..........        876
Income tax provision ...............................................        171
                                                                       --------
Income before extraordinary item ...................................        705
Extraordinary item - loss due to early extinguishment of debt,
    net of income tax of $2,082 ....................................     (4,044)
                                                                       --------
Net loss ...........................................................   $ (3,339)
                                                                       ========


        See accompanying notes to the consolidated financial statements

                                OMEGA WIRE CORP.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         TWO MONTHS ENDED MAY 31, 1995
                                 (IN THOUSANDS)

                                                   CLASS A               CARRYOVER OF
                                        COMMON     COMMON     PAID-IN     PREDECESSOR    ACCUMULATED
                                        STOCK       STOCK     CAPITAL        BASIS         DEFICIT         TOTAL
                                       --------   --------   --------    ------------    ------------    --------
Issuance of common stock ...........   $    420   $     --   $ 41,580    $         --    $         --    $ 42,000

Issuance of Class A common stock ...         --         63         --              --              --          63

Issuance costs .....................         --         --       (675)             --              --        (675)

Carryover of predecessor basis .....         --         --         --         (20,000)             --     (20,000)

Net loss ...........................         --         --         --              --          (3,339)     (3,339)
                                       --------   --------   --------    ------------    ------------    --------

Balance May 31, 1995 ...............   $    420   $     63   $ 40,905    $    (20,000)   $      3,339)   $ 18,049
                                       ========   ========   ========    ============    ============    ========


        See accompanying notes to the consolidated financial statements

                                OMEGA WIRE CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                         TWO MONTHS ENDED MAY 31, 1995
                                 (IN THOUSANDS)

Cash flows provided by (used in) operating activities:
    Net loss ......................................................   $  (3,339)
    Adjustment to reconcile net loss to net cash provided by
       (used in) operating activities:
    Extraordinary item ............................................       6,126
    Depreciation and amortization .................................       1,233
    Amortization of deferred financing costs ......................         238
    Deferred income taxes .........................................         120
    Change in assets and liabilities, net of acquisitions:
       Accounts receivable ........................................       1,528
       Inventories ................................................        (510)
       Prepaid expenses and other .................................        (231)
       Accounts payable ...........................................         919
       Accrued and other liabilities ..............................          10
       Accrued interest ...........................................         952
       Income taxes payable/refundable ............................      (2,033)
       Other long-term liabilities ................................         (26)
                                                                      ---------
Net cash from operating activities ................................       4,987
                                                                      ---------
Cash flows provided by (used in) investing activities:
    Acquisition, net of cash ......................................    (159,080)
    Capital expenditures, net .....................................        (581)
                                                                      ---------
Net cash from investing activities ................................    (159,661)
                                                                      ---------
Cash flows provided by  (used in) financing activities:
    Proceeds from issuance of long-term obligations ...............     135,000
    Contributed capital ...........................................      34,653
    Repayment of long-term obligations ............................      (7,979)
    Financing fees and other ......................................      (7,000)
                                                                      ---------
Net cash from financing activities ................................     154,674
                                                                      ---------
Net change in cash ................................................          --
Cash at beginning of the period ...................................          --
                                                                      ---------
Cash at end of the period .........................................   $      --
                                                                      =========


        See accompanying notes to the consolidated financial statements

                                OMEGA WIRE CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         TWO MONTHS ENDED MAY 31, 1995
                       (IN THOUSANDS, EXCEPT SHARE DATA)

1.   THE COMPANY

     Omega Wire Corp. ("Omega" or the "Company"), a Delaware corporation, was formed to participate in the Acquisition (defined below). Omega had no operations prior to the Acquisition.

     On March 31, 1995, Omega acquired all of the issued and outstanding common stock of THL-Omega Holding Corporation ("THL-Omega") for a total consideration $167,300 (the "Acquisition"). Omega, through its subsidiaries, is engaged in the manufacturing and marketing of non-insulated copper wire and cable products. The Company's products are used by a wide variety of customers primarily in the automotive and computer and data communications industries. Omega has a fiscal year-end of December 31.

     The total purchase price of the Acquisition of approximately $174,300, which included the retirement of existing indebtedness and related fees and costs, is summarized as follows:

Cash paid for all issued and outstanding common stock ..............    $102,762
Cash paid to retire existing indebtedness ..........................      55,439
Common stock of Omega issued .......................................       7,410
Fees and costs .....................................................       8,689
                                                                        --------
                                                                        $174,300
                                                                        ========

     The Acquisition was accounted for using the purchase method of accounting whereby the total acquisition cost has been preliminarily allocated to the consolidated assets and liabilities based on their estimated respective fair values. In accordance with EITF 88-16, "Basis in Leveraged Buyout Transactions", a portion of the Acquisition has been accounted for at "predecessor basis". The application of predecessor basis reduced stockholders' equity and goodwill by $20,000. The purchase price allocations are still in process. It is not expected that the final allocation of the purchase cost will result in a materially different allocation than is presented herein.

     The total acquisition costs have been preliminarily allocated to the acquired net assets as follows:

Current assets ....................................................   $  40,802
Property, plant and equipment .....................................      38,974
Goodwill ..........................................................      96,701
Fees and costs ....................................................       9,000
Other assets ......................................................          54
Current liabilities ...............................................     (21,906)
Other liabilities .................................................      (9,325)
Carryover of predecessor basis ....................................      20,000
                                                                      ---------
                                                                      $ 174,300
                                                                      =========

                                OMEGA WIRE CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2.   SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation

     The consolidated financial statements include the accounts of Omega and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

     Revenue Recognition

     Sales and related cost of goods sold are included in income when goods are shipped to customers.

     Inventories

     Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out ("LIFO") method.

     Property, Plant and Equipment

     Property, plant and equipment is stated at cost. Depreciation is calculated using the straight-line method. The average estimated lives utilized in calculating depreciation are as follows: buildings - 25 to 40 years; building improvements 15 years; machinery and equipment - 3 to 11 years; and furniture and fixtures - 5 years. Leasehold improvements are amortized over the shorter of the term of the respective lease or the life of the respective improvement.

     Intangible Assets

     Intangible assets consist principally of goodwill arising from the excess of cost over the value of net assets acquired, which is being amortized using the straight-line method over forty years. Amortization of intangible assets amounted to $384 for the two months ended May 31, 1995.

     Deferred Financing Costs

     Deferred financing costs, consisting of fees and other expenses associated with the debt financing are amortized over the term of the related debt using the effective interest method and the straight-line method which approximates the effective interest method.

     Statement of Cash Flows

     For purposes of the consolidated statement of cash flows, the Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. Interest and taxes paid for the two months ended May 31, 1995 were $845 and $2, respectively.

                                OMEGA WIRE CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     In connection with the Acquisition, certain shares of common stock of THL-Omega were exchanged for common stock of Omega. The total amount of shares exchanged were $7,410, which was a non-cash investing and financing activity.

3.   FINANCING COSTS AND RELATED PARTY TRANSACTIONS

     In connection with the Acquisition, the Company incurred aggregate fees and costs of $7,000. Costs of $6,325 related to the debt financing are being amortized over the terms of the related borrowings. Costs of $675 related to the issuance of Omega's common stock have been deducted from the proceeds to reduce the carrying value of the common stock.

     In connection with the Acquisition and obtaining the related financing, Omega entered into a Monitoring and Oversight Agreement ("Agreement") with Hicks, Muse & Co. Partners, L.P. ("Hicks, Muse") (an affiliate of the Company) pursuant to which the Company paid Hicks, Muse a cash fee of $2,525 as compensation for financial advisory services. The fees have been allocated to the debt and equity securities issued in connection with the Acquisition as deferred financing costs or as a deduction from the cash proceeds received from the sale of the common stock of Omega. The agreement further provides that the Company shall pay Hicks, Muse an annual fee of $200, for ten years for monitoring and oversight services adjusted annually at the end of each fiscal year to an amount equal to .1% of the consolidated net sales of the Company, but in no event less than $200 annually.

4.   STOCKHOLDERS' EQUITY

     The authorized capital stock of the Company consists of 100,000,000 shares of common stock, 6,333,333 shares of Class A common stock, and 10,000,000 shares of preferred stock. In connection with the financing of the Acquisition, the Company issued 42,000,000 shares of common stock and 6,333,333 shares of Class A common stock

     The Class A common stock may be converted into shares of common stock at the option of the holder at any time. In addition, shares of the Class A common stock (i) may be converted into common stock at the option of the Company effective immediately prior to the occurrence of a Triggering Event (as defined in the Company's Certificate of Incorporation) or (ii) shall automatically be converted on March 31, 2005. Such conversions are based on a formula set forth in the Company's Certificate of Incorporation.

     Dividends are payable to holders of the common stock and Class A common stock in amounts as and when declared by the Company's board of directors, subject to legally available funds and certain agreements governing the Company's indebtedness. In the event of any liquidation, dissolution or winding up of the Company, before any payment or distribution of the assets of the Company shall be made to the holders of the Class A common stock, each share of common stock shall be entitled to a liquidation preference based on a formula set forth in the Company's Certificate of Incorporation. The common stock and the Class A common stock are entitled to one vote per share on all matters submitted to a vote of stockholders.

                                OMEGA WIRE CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

5.   INCOME TAXES

     The Company accounts for income taxes in accordance with provisions of SFAS No. 109. The provision for income taxes for the two months ended May 31, 1995 is as follows:

Current:
  Federal ..............................................................    $ 51
                                                                            ----
Deferred:
  Federal ..............................................................      55
  State ................................................................      65
                                                                            ----
                                                                             120
                                                                            ----
                                                                            $171
                                                                            ====

     Reconciliation between the federal statutory income tax rate and the effective tax rate is summarized below:

Federal taxes at statutory rate (34%) ...............................     $ 297
State taxes, net of federal effect ..................................        43
Other ...............................................................      (169)
                                                                          -----
Provision for income taxes ..........................................     $ 171
                                                                          =====

6.   RETIREMENT PLANS

     The Company has a profit sharing plan covering substantially all employees of Omega Wire Corp. Contributions are made to a trusteed fund to accumulate as a retirement benefit for employees. The profit sharing expense amounted to $113 for the two months ended May 31, 1995.

     Effective January 1, 1995, the Company implemented a savings plan permitting substantially all employees to contribute up to 15% of their salary on a pre-tax basis to any of the six investment options available. There are no required Company contributions to the plan.

7.   COMMITMENTS

     The Company leases certain property, transportation vehicles and other equipment under operating leases. Total lease expense for the two months ended May 31, 1995 was approximately $290.

                                OMEGA WIRE CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Under the terms of the agreements in effect at May 31, 1995, the Company has future minimum lease commitments as follows:

1995 .................................................................   $   979
1996 .................................................................     1,262
1997 .................................................................     1,202
1998 .................................................................     1,159
1999 .................................................................     1,108
Later years ..........................................................     9,198
                                                                         -------
Total minimum lease commitments ......................................   $14,908
                                                                         =======

8.   CONTINGENCIES

     The Company is subject to various lawsuits and claims with respect to such matters as patents, product liabilities, government regulations, and other actions arising in the normal course of business. In the opinion of management, the ultimate liabilities resulting from such lawsuits and claims will not have a material adverse effect on the Company's consolidated financial conditions and results of operations.

9.   SUBSEQUENT EVENT

     On June 12,1995, International Wire Holding Company ("Holdings"), through a series of mergers and acquisitions acquired all of the outstanding common stock of the Company in exchange for certain of its common equity securities (the "Transaction"). In connection with the Transaction the Company has been renamed "International Wire Group, Inc." The Company has designated June 1, 1995, as the effective date of the Transaction for financial reporting purposes. In connection with the Transaction the Company's long-term debt was repaid. As a result of the early repayment of long-term debt, approximately $6,126 of deferred financing costs were charged off and included as an extraordinary item in the accompanying Statement of Operations.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders of
THL-Omega Holding Corporation:

We have audited the accompanying consolidated statements of operations and retained earnings and cash flows of THL-Omega Holding Corporation and its subsidiaries for the three months ended March 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit of these statements in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of THL-Omega Holding Corporation and subsidiaries for the three months ended March 31, 1995, in conformity with generally accepted accounting principles.


COOPERS & LYBRAND, L.L.P.
St. Louis, Missouri
January 27, 1996

                         THL-OMEGA HOLDING CORPORATION
           CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED EARNINGS
                       THREE MONTHS ENDED MARCH 31, 1995
                                 (IN THOUSANDS)

Net sales ..........................................................   $ 38,736
Costs and expenses:
  Cost of products sold ............................................     30,638
  Selling expenses .................................................      1,430
  General and administrative expenses ..............................      1,493
  Compensation expense .............................................      9,715
  Expenses related to sale of Company ..............................      1,689
                                                                       --------
Loss from operations ...............................................     (6,229)
Interest expense ...................................................     (1,478)
Other income .......................................................         32
                                                                       --------
Loss before income taxes and extraordinary item ....................     (7,675)
Provision for income taxes .........................................        484
                                                                       --------
Loss before extraordinary item .....................................     (8,159)
Extraordinary item - loss due to early
  extinguishment of debt net of income tax of $765 .................     (1,148)
                                                                       --------
Net loss ...........................................................     (9,307)
Retained earnings - beginning of the year ..........................     13,284
                                                                       --------
Retained earnings - March 31, 1995 .................................   $  3,977
                                                                       ========


        See accompanying notes to the consolidated financial statements

                         THL-OMEGA HOLDING CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                       THREE MONTHS ENDED MARCH 31, 1995
                                 (IN THOUSANDS)

Cash flows provided by (used in) operating activities:
  Net loss ..........................................................   $(9,307)
  Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
  Extraordinary item ................................................     1,913
  Compensation expense ..............................................     9,715
  Depreciation and amortization .....................................     1,509
  Change in assets and liabilities:
    Accounts receivable .............................................     1,222
    Inventories .....................................................     2,826
    Prepaid and other current assets ................................      (485)
    Accounts payable ................................................    (3,714)
    Accrued expenses ................................................       (90)
    Income taxes payable ............................................        (5)
    Deferred compensation ...........................................        20
Net cash from operating activities ..................................     3,604
                                                                        -------
Cash flows provided by (used) investing activities:
  Capital expenditures, net .........................................    (1,597)
                                                                        -------
Net cash from investing activities ..................................    (1,597)
                                                                        -------
Cash flows provided by (used in) financing activities:
  Repayment of long-term debt .......................................    (1,500)
  Net borrowing (repayment) under revolving credit facility .........      (656)
  Issuance of notes payable, net ....................................       678
  Redemption of common stock ........................................       (58)
                                                                        -------
Net cash from financing activities ..................................    (1,536)
                                                                        -------
Net increase in cash ................................................       471
Cash at beginning of period .........................................       339
                                                                        -------
Cash at end of period ...............................................   $   810
                                                                        =======


        See accompanying notes to the consolidated financial statements

                         THL-OMEGA HOLDING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1995
                                 (IN THOUSANDS)

1.   THE COMPANY

     THL-Omega Holding Corporation and its subsidiaries ("THL-Omega" or the "Company") are engaged in the manufacturing and marketing of non-insulated copper wire and cable products. The Company's products are used by a wide variety of customers primarily in the automotive and computer and data communications industries. THL-Omega has a fiscal year-end of December 31.

2.   SIGNIFICANT ACCOUNTING POLICIES:

     Principles of Consolidation

     The consolidated financial statements include the accounts of THL-Omega and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

     Revenue Recognition

     Sales and related cost of goods sold are included in income when goods are shipped to customers.

     Inventories

     Inventories are valued at the lower of cost or market. Cost is determined primarily using the last-in, first-out ("LIFO") method.

     Property, Plant and Equipment

     Property, plant and equipment is stated at cost. Depreciation is calculated using the straight-line method. The average estimated lives utilized in calculating depreciation are as follows: buildings - 25 to 40 years; building improvements - 15 years; machinery and equipment - 3 to 11 years; and furniture and fixtures - 5 years. Leasehold improvements are amortized over the shorter of the term of the respective lease or the life of the respective improvement.

     Intangible Assets

     Intangible assets consist principally of goodwill arising from the excess of cost over the value of net assets acquired, which is being amortized using the straight-line method over forty years.

                         THL-OMEGA HOLDING CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Deferred Financing Costs

     Deferred financing costs, consisting of fees and other expenses associated with the debt financing are amortized over the term of the related debt using the effective interest method and the straight-line method which approximates the effective interest method.

     Statement of Cash Flows

     For purposes of the consolidated statement of cash flows, the Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. Interest and taxes paid for the three months ended March 31, 1995 were $1,548 and $33, respectively.

3.   INCOME TAXES

     The Company accounts for income taxes in accordance with the provisions of SFAS No. 109. The provision for income taxes for the three months ended March 31, 1995 is as follows:

Current:
  Federal ..............................................................    $384
  State ................................................................     100
                                                                            ----
                                                                            $484
                                                                            ====

     Reconciliation between the statutory income tax rate and effective tax rate for the three months ended March 31, 1995 is summarized below:

Statutory U.S. federal tax rate .....................................   $(2,610)
State taxes, net of federal benefit .................................        66
Amortization on non-deductible goodwill and non-deductible expenses .     3,028
                                                                        -------
                                                                        $   484
                                                                        =======

4.   RETIREMENT PLANS

     The Company has a profit sharing plan covering substantially all employees of THL-Omega. Contributions are made to a trusteed fund to accumulate as a retirement benefit for employees. The profit sharing expense amounted to $249 for the three months ended March 31, 1995.

5.   COMMITMENTS AND CONTINGENCIES

     The Company leases certain property, transportation vehicles and other equipment under operating leases. Rent expense for these operating leases for the three months ended March 31, 1995 was approximately $433.

                         THL-OMEGA HOLDING CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Under the terms of the agreements in effect at March 31, 1995, the Company has future minimum lease commitments as follows:

1995 .................................................................   $   979
1996 .................................................................     1,262
1997 .................................................................     1,202
1998 .................................................................     1,159
1999 .................................................................     1,108
Later years ..........................................................     9,198
                                                                         -------
   Total minimum lease commitments ...................................   $14,908
                                                                         =======

     The Company is subject to legal proceedings and claims which arise in the normal course of business. In the opinion of management, the ultimate liabilities with respect to these actions will not have a material adverse effect on the Company's financial condition or results of operations.

6.   ACQUISITION

     On March 31, 1995, ownership of the Company transferred pursuant to the terms of a Stock Purchase Agreement. Substantially all of the Company's long-term debt has been repaid. As a result of the early repayment of certain long-term debt, $1,013 of deferred financing costs was charged off and included as an extraordinary item in the accompanying Statement of Operations and Retained Earnings for the three months ended March 31, 1995. In addition, the Company paid a prepayment penalty of $900 to holders of the subordinated notes. This amount also has been included in the accompanying Statement of Operations and Retained Earnings as an extraordinary item. Immediately prior to the sale of the Company, the Company sold common stock and granted stock options to certain officers and shareholders for consideration less than the fair value of the common stock. The difference between the fair value and the amount paid by the officers and shareholders has been included in the Statement of Operations and Retained Earnings as compensation expense for the three months ended March 31, 1995. In connection with the sale, the Company incurred expenses of $1,689 which has been included in the Statement of Operations and Retained Earnings as expenses related to the sale of the Company.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders of
THL-Omega Holding Corporation:

In our opinion, the accompanying consolidated statements of operations and retained earnings and of cash flows for the year ended December 31, 1994 present fairly, in all material respects, the results of operations and cash flows of THL-Omega Holding Corporation and its subsidiaries for the year ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the financial statements of THL-Omega Holding Corporation for any period subsequent to December 31, 1994.

PRICE WATERHOUSE LLP

Syracuse, New York
February 10, 1995

                         THL-OMEGA HOLDING CORPORATION
           CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED EARNINGS
                      FOR THE YEAR ENDED DECEMBER 31, 1994
                                 (IN THOUSANDS)

Net sales .........................................................   $ 134,457
Costs and expenses:
  Cost of products sold ...........................................     103,100
  Selling expenses ................................................       5,938
  General and administrative expenses .............................       5,836
                                                                      ---------
Income from operations ............................................      19,583
Interest expense ..................................................      (5,932)
Other income (expense) ............................................         296
                                                                      ---------
Income before income taxes ........................................      13,947
Provision for income taxes ........................................      (5,787)
                                                                      ---------
Net income ........................................................       8,160
Retained earnings -- beginning of year ............................       5,124
                                                                      ---------
Retained earnings -- end of year ..................................   $  13,284
                                                                      =========


        See accompanying notes to the consolidated financial statements

                         THL-OMEGA HOLDING CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1994
                                 (IN THOUSANDS)


Cash flows from operating activities:
   Net income ......................................................   $  8,160
Adjustments to reconcile net income (loss) to net cash
   from operating activities:
   Depreciation and amortization ...................................      6,023
   Deferred income taxes ...........................................      2,258
   Deferred compensation ...........................................         81
   Effect of changes in current assets and liabilities (Note 1) ....     (5,458)
                                                                       --------
Net cash provided by (used in) operating activities ................     11,064
                                                                       --------
Cash flows from investing activities:
   Additions to property, plant and equipment, net .................     (8,667)
                                                                       --------
Net cash provided by (used in) investing activities ................     (8,667)
                                                                       --------
Cash flows from financing activities:
   Repayment of long-term debt .....................................     (6,042)
   Net borrowing (repayment) under revolving credit facility .......        206
   Issuance of notes payable, net ..................................      3,755
                                                                       --------
Net cash provided by (used in) financing activities ................     (2,081)
                                                                       --------
Net increase in cash ...............................................        316
Cash at beginning of period ........................................         23
                                                                       --------
Cash at end of period ..............................................   $    339
                                                                       ========


        See accompanying notes to the consolidated financial statements

                         THL-OMEGA HOLDING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 1994
                                 (IN THOUSANDS)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     THL-Omega Holding Corporation and its subsidiaries (the "Company") are engaged in the manufacturing and marketing on non-insulated copper wire and cable products.

     Consolidation

     The consolidated financial statements of THL-Omega Holding Corporation include the accounts of Omega Wire, Inc. and its wholly-owned subsidiaries, Auburn Wire Division, Inc., Auburn Wire, Inc., Continental Cordage Corporation and OWI Corporation. All significant intercompany transactions have been eliminated.

     Inventories

     Inventories are carried at the lower of cost or market, cost being determined using the last-in, first-out method, except for Continental Cordage Corporation which uses the first-in, first-out method. Continental Cordage Corporation's cost of products sold represents less than 10% of the Company's aggregate cost of products sold.

     In 1994, OWI Corporation changed its method of accounting for inventory from the first-in, first-out method of inventory valuation to the last-in, first-out method of inventory valuation. The Company believes the last-in, first-out method will produce a better matching of current costs and current revenues due to the volatility of copper prices. The effect of this change in 1994 was to decrease inventories and to increase cost of products sold by $349. The retroactive adjustment of prior year statements is insignificant for restatement.

     During 1994, the Company entered into a futures contract providing for the sale of 10,000 pounds of copper in March 1995 at a fixed price. This future contract is accounted for as a hedge of the Company's current inventories. At December 31, 1994, the Company had incurred an approximate $1,052 unrealized loss on this contract, which served to increase inventory.

     Property, Plant and Equipment

     Property, plant and equipment are carried at cost, net of accumulated depreciation. Maintenance and repair costs are charged to expense as incurred. Depreciation expense is computed using the straight-line method for financial reporting and accelerated methods for tax purposes. Property, plant and equipment is depreciated over the following estimated useful lives for financial reporting purposes.

     Buildings ....................................    25 to 40 years
     Building improvements ........................    15 years
     Machinery and equipment ......................    3 to 11 years

                         THL-OMEGA HOLDING CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Goodwill and Debt Issue Costs

     Goodwill is being amortized on a straight-line basis over 40 years. Amortization expense was $673 for the year ended December 31, 1994. Cost related to the issuance of debt amounting to $2,257 at December 31, 1994 has been deferred and amortized on a straight-line basis over the term of the debt. Amortization expense was $262 for the year ended December 31, 1994.

     Income Tax Accounting

     The Company accounts for income taxes in accordance with provision of Statement of Financial Accounting Standards No. 109 (FAS 109), Accounting for Income Taxes.

     Cash Flow Information

     For purposes of reporting cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The effect on cash flow of changes in current assets and liabilities is as follows for the year ended December 31, 1994:

                                                                         1994
                                                                       --------
Accounts receivable ................................................   $ (7,183)
Inventories ........................................................     (6,450)
Prepaid and other current assets ...................................        454
Accounts payable ...................................................      5,577
Accrued expenses ...................................................      1,639
Income taxes payable ...............................................       (281)
Customers' deposits on spools and reels ............................        786
                                                                       --------
                                                                       $ (5,458)
                                                                       ========

     Cash payments for income taxes were $3,808 for the year ended December 31, 1994. Interest paid was $5,873 for the year ended December 31, 1994.

2.   INCOME TAXES

     The components of the provision for income taxes are as follows for the year ended December 31, 1994.

Current:
  Federal .............................................................   $2,979
  State ...............................................................      550
                                                                          ------
                                                                           3,529

  Deferred ............................................................    2,258
                                                                          ------
    Total .............................................................   $5,787
                                                                          ======

                         THL-OMEGA HOLDING CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The total income tax provision differed from total tax expense as computed by applying the statutory federal income tax rate to income before taxes. The reasons were:


Statutory U.S. federal tax rate ........................................   34.0%
State taxes, net of federal benefit ....................................    2.7
Amortization of non-deductible goodwill ................................    1.5
Other ..................................................................    3.3
                                                                           ----
                                                                           41.5%
                                                                           ====

3.   RETIREMENT PLANS

     The Company has a profit sharing plan covering substantially all employees of THL-Omega Holding Corporation. Contributions are made to a trusteed fund to accumulate as a retirement benefit for employees. The profit sharing expense amounted to $996 for the year ended December 31, 1994.

     Effective January 1, 1995, the Company implemented a savings plan permitting substantially all employees to contribute up to 15% of their salary on a pretax basis to any of the six investment options available. There are no required Company contributions to the plan.

4.   STOCKHOLDERS' EQUITY

     A leveraged buy out transaction occurred effective January 1, 1989 that resulted in the application of "predecessor basis" accounting as prescribed by the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board. The application of predecessor basis reduced stockholders' equity and goodwill by $5,850.

5.   COMMITMENTS AND CONTINGENCIES

     Operating Lease Agreements

     The Company leases certain property, transportation vehicles and other equipment under operating leases. Total lease expense for the year ended December 31, 1994 was approximately $1,481.

     Under the terms of the agreements in effect at December 31, 1994, the Company has future minimum lease commitments as follows:

1995 .................................................................   $ 1,305
1996 .................................................................     1,262
1997 .................................................................     1,202
1998 .................................................................     1,159
1999 .................................................................     1,108
Later years ..........................................................     9,198
                                                                         -------
Total minimum lease commitments ......................................   $15,234
                                                                         =======

                         THL-OMEGA HOLDING CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Employment Agreements

     The Company has consulting and non-competition agreements with two of its former employees which expire in 1995 and 1997, respectively. Compensation under the agreements is payable at annual rates of $65 and $95, respectively.

     Management Fee

     Management fees not exceeding $200 are payable to Thomas H. Lee Company annually. Payments were $120 for the year ended December 31, 1994.

     Joint Venture

     During 1992, the Company acquired a 20% interest in Changzhou Omega Copper Wire Co., Ltd. (the joint venture), a newly-formed joint venture based in the People's Republic of China, in exchange for certain equipment and technology. Given the uncertainties surrounding the recoverability of this investment, the Company's investment in the joint venture was recorded at no value.

     During the initial fifteen-year term of the joint venture, the Company has the exclusive authority to sell the products manufactured by the joint venture within its sales territory and has agreed to purchase a specified quantity of product from the joint venture each year. The Company has the option of renewing these purchase provisions for an additional fifteen-year term upon the expiration of the initial term. The Company's purchases from the joint venture amounted to $3,300 in 1994. There were no such purchases in 1993.

6.   SUBSEQUENT EVENT

     In March 1995, ownership of the Company transferred pursuant to the terms of a Stock Purchase Agreement. The majority of the Company's long-term debt, consisting of the Credit Agreement, Subordinated Notes and Term Loans have subsequently been repaid.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholder of
Electro Componentes de Mexico S.A. de C.V.:

We have audited the accompanying statement of direct revenues and expenses of Electro Componentes de Mexico S.A. de C.V. (collectively, "ECM") for the eleven months ended November 30, 1994. This statement is the responsibility of the Company's management. Our responsibility is to express an opinion on this statement based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

The accompanying financial statement was prepared to present the results of the direct revenues and expenses of ECM pursuant to the acquisition agreement described in Note 1, and are not intended to be a complete presentation of ECM's results of operations or cash flows.

In our opinion, the accompanying financial statements referred to above present fairly, in all material respects, the statement of direct revenues and expenses for the eleven months ended November 30, 1994, pursuant to the acquisition agreement referred to in Note 1, in conformity with generally accepted accounting principles.


COOPERS & LYBRAND L.L.P.
El Paso, Texas
April 24, 1995

                ELECTRO COMPONENTES DE MEXICO, S.A. DE C.V. AND
               CERTAIN RELATED ASSETS OF GENERAL ELECTRIC COMPANY
                   STATEMENT OF DIRECT REVENUES AND EXPENSES
                 FOR THE ELEVEN MONTHS ENDED NOVEMBER 30, 1994
                                 (IN THOUSANDS)

Direct revenues ............................................................   $73,549
Direct expenses:
  Cost of goods sold .......................................................    51,981
  Selling, general and administrative ......................................    14,588
                                                                               -------
Direct revenues in excess of direct expenses ...............................     6,980
Other income ...............................................................       242
                                                                               -------
Direct revenues in excess of direct expenses before income tax provision ...     7,222
Income tax provision at statutory rate .....................................     2,787
                                                                               -------
Net direct revenues in excess of direct expenses ...........................   $ 4,435
                                                                               =======


        See accompanying notes to the consolidated financial statements

                ELECTRO COMPONENTES DE MEXICO, S.A. DE C.V. AND
               CERTAIN RELATED ASSETS OF GENERAL ELECTRIC COMPANY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


1.   BACKGROUND AND BASIS OF PRESENTATION

     Pursuant to an Acquisition Agreement (the "Agreement") dated December 2, 1994, between General Electric Company ("GE"), Wirekraft Industries, Inc. ("Wirekraft") and certain affiliates of GE and Wirekraft, Wirekraft acquired the stock of Electro Componentes de Mexico S.A., de C.V. ("Electro Componentes de Mexico") and certain related assets from GE (collectively, "ECM.")

     Electro Componentes de Mexico, a "maquiladora," operates under Mexico's in-bond manufacturing program. ECM manufactures wire harnesses used in the appliance industry solely for GE.

     The accompanying Statement of Direct Revenue and Expenses for the eleven months ended November 30, 1994, has been derived from the historical books and records of Electro Componentes de Mexico and GE. This statement has been prepared to reflect certain historical information relating to the direct revenues and expenses of ECM for the purpose of meeting certain reporting requirements of the Securities and Exchange Commission. Separate records of ECM's assets and liabilities and revenues and expenses have not been maintained by GE. As such, it is impracticable to prepare full financial statements for ECM. The accompanying financial statement has been prepared on a basis which includes certain costs which have been charged or allocated by GE, and excludes certain other costs which have not been charged or allocated by GE, such as corporate overhead, employee benefits, interest and financing costs. The financial statement does not purport to present the results of operations of ECM as if it had been operated as a separate, unaffiliated entity, rather than as a wholly-owned subsidiary of GE during the period presented.

2.   SIGNIFICANT ACCOUNTING POLICIES

     Inventories

     Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out ("FIFO") method.

     Property, Plant and Equipment

     Property, plant and equipment is stated at cost. Depreciation is calculated using a modified sum of the years digits method. The average estimated lives utilized in calculating depreciation are as follows: buildings and improvements -- 25 years; machinery and equipment -- 10 years; and furniture and fixtures -- 10 years. Leasehold improvements are amortized on the straight-line method over the shorter of the term of the respective lease or the life of the respective improvement.

     Foreign Currency Translation

     The "functional" currency of ECM is U.S. dollars. The historical books and records of Electro Componentes de Mexico are maintained in Mexican pesos and have been translated into U.S. dollars in accordance with the Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." Monetary assets and liabilities are converted at the rate of exchange in effect at the date of acquisition of the asset, and revenue and expense accounts are converted

                ELECTRO COMPONENTES DE MEXICO, S.A. DE C.V. AND
               CERTAIN RELATED ASSETS OF GENERAL ELECTRIC COMPANY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     using a weighted average exchange rate for the period. Translation gains and losses are included in income currently.

     Income Taxes

     ECM is not a separate taxable entity for federal, state or local income tax purposes. Mexican income taxes, amounting to $649, are included in the provision for income taxes based upon the separate tax return calculation of Electro Componentes de Mexico for the period presented. ECM's U.S. operations are included in the consolidated GE tax returns and GE has not historically allocated U.S. income taxes to ECM. For purposes of the income tax computation, the provision for income taxes for ECM's U.S. operations, amounting to $2,138, is based on an assumed combined statutory federal and state tax rate of 40% for the period presented. Current and deferred portions of the provision for income taxes have not been determined.

3.   TRANSACTIONS WITH AFFILIATES

     ECM, through the normal course of business, conducts transactions with GE and its affiliates. All of ECM's sales and cost of goods sold relate to sales to GE and its affiliates.

     Receipts and disbursements of ECM have been managed by GE through a centralized treasury system. Accordingly, cash generated by ECM flow directly to GE and cash requirements are disbursed directly by GE. There is no direct interest cost allocation to ECM with respect to borrowings, if any, and, accordingly, the Statement of Direct Revenues and Expenses do not include any financing costs.

4.   RETIREMENT BENEFITS

     Seniority premiums to which Mexican employees are entitled upon retirement after fifteen years or more of service, in accordance with the Mexican Federal Labor Law, are recognized as cost over the years in which services are rendered, based on actuarial computations. To this effect, Electro Componentes de Mexico has established an irrevocable trust fund. Payments to this fund, charged to operations, were $46 for the eleven months ended November 30, 1994.

5.   LEASES

     ECM leases certain of its manufacturing facilities and equipment under long-term lease agreements with lease terms expiring through 2002. Rent expense applicable to these noncancelable leases aggregated $657 for the eleven months ended November 30, 1994.

                ELECTRO COMPONENTES DE MEXICO, S.A. DE C.V. AND
               CERTAIN RELATED ASSETS OF GENERAL ELECTRIC COMPANY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Future minimum lease payments under operating leases for the years ended November 30 are:

1995 ..................................................................   $  671
1996 ..................................................................      582
1997 ..................................................................      536
1998 ..................................................................      486
1999 ..................................................................      468
Thereafter ............................................................    1,279
                                                                          ------
                                                                          $4,022
                                                                          ======

     Total lease expense under operating leases, including amounts previously noted as well as month-to-month leases, aggregated $1,276 for the eleven months ended November 30, 1994.

6.   CONTINGENCIES

     ECM is subject to various lawsuits and claims with respect to such matters as patents, product liabilities, government regulations, and other actions arising in the normal course of business. In the opinion of management, the ultimate liabilities resulting from such lawsuits and claims will not have a material adverse effect on ECM's financial condition or results of operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON AUDITING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Set forth below are the names and positions of the directors and executive officers of Holding and the Company. All directors hold office until the next annual meeting of stockholders of Holding and the Company, and until their successors are duly elected and qualified. All officers serve at the pleasure of the Board of Directors.

       NAME              AGE                      POSITION(S)
       ----              ---                      -----------
James N. Mills.........  59       Chairman of the Board and Chief Executive
                                    Officer of Holding and the Company
Thomas P. Danis........  50       Director of Holding and the Company
Jack D. Furst..........  39       Director of Holding and the Company
John A. Gavin..........  65       Director of Holding and the Company
Charles W. Tate........  52       Director of Holding and the Company
Richard W. Vieser......  69       Director of Holding and the Company
Joseph M. Fiamingo.....  47       Director, President and Chief Operating
                                    Officer of Holding and the Company
Rodney D. Kent.........  49       Director of Holding and the Company,
                                    President and Chief Executive Officer of
                                    Omega

Robert C. Kozlowski      49       President - Wire Technologies, Inc.
James J. Mills.........  34       President - Wire Harness Industries, Inc.
David M. Sindelar......  39       Senior Vice President and Chief Financial
                                    Officer of Holding, Senior Vice
                                    President of the Company

Larry S. Bacon........   50       Senior Vice President - Human Resources
                                    of Holding and the Company
W. Thomas McGhee         60       Secretary and General Counsel of Holding
                                    and the Company
Glenn J. Holler.......   49       Vice President - Finance of the Company
Thomas B. Falcofsky      52       Vice President - Purchasing and Logistics
                                    of the Company

James N. Mills is Chairman of the Board and Chief Executive Officer of Holding and the Company and has held such positions since April 1995. Mr. Mills serves as Chairman of the Board, President and Chief Executive Officer of Mills & Partners, Inc., a St. Louis-based investment and management services firm. Mr. Mills is also Chairman of the Board and Chief Executive Officer of Berg Electronics Corp., Chairman of the Board of Berg Electronics Group, Inc., Chairman of the Board and Chief Executive Officer of Crain Holdings Corp., Crain Industries, Inc., Viasystems Group, Inc. and Copy USA Holdings Corp. Mr. Mills was Chairman of the Board and Chief Executive Officer of Jackson Holding Company and Jackson Products, Inc. from February 1993 through August 1995. Mr. Mills was Chairman of the Board and Chief Executive Officer of Thermadyne Holdings Corporation from February 1989 through February 1995 and Chairman of the Board and Chief Executive Officer of Thermadyne Industries, Inc. from 1987 to 1995. Mr. Mills was Executive Vice President of McGraw-Edison Company, a company engaged in the electronic, industrial, commercial and automotive industries, from 1978 to 1985, and served as Industrial Group President and President of the Bussmann Division of the McGraw-Edison Company from 1980 to 1984. Mr. Mills also serves as a director of Hat Brands Holding Corporation.

Thomas P. Danis is a director of Holding and the Company and has held such positions since June 1995. Mr. Danis has been Chairman of the Board of AON Risk services of Missouri, Inc., a company engaged in the insurance brokerage business, since 1993. In 1979, Mr. Danis co-founded an insurance brokerage firm, a joint venture with Corroon & Black, which was ultimately purchased by Corroon & Black in 1984. Mr. Danis also serves as a director of Commerce Bank, N.A.

Jack D. Furst is a director of Holding and the Company and has held such positions since April 1995. Mr. Furst is a Managing Director and Principal of Hicks, Muse and has held such position since 1989. Mr. Furst has approximately 15 years of experience in merchant and investment banking. At Hicks, Muse, Mr. Furst is involved in all aspects of its business and has been actively involved in originating, structuring and monitoring of investments. Mr. Furst is primarily responsible for managing the relationship with Mills & Partners, a St. Louis-based management alliance of Hicks, Muse. Prior to joining Hicks, Muse, Mr. Furst was a vice president and subsequently a partner of Hicks & Haas Incorporated from 1987 to May 1989. From 1984 to 1986, Mr. Furst was a merger and acquisition/corporate finance specialist for The First Boston Corporation in New York. Before joining First Boston, Mr. Furst was a financial consultant at Price Waterhouse. Mr. Furst serves on the board of directors of Neodata Corporation, Desa International, Crain Industries and Cooperative Computing, Inc.

John A. Gavin is a director of Holding and the Company and has held such positions since June 1995. Mr. Gavin is the founder and Chairman of the Board of Gamma Services, an international venture capital and consulting firm established in 1968. From 1987 to 1990, Mr. Gavin was President of Univisa Satellite Communications, a part of a Spanish-speaking broadcast network. Prior thereto, Mr. Gavin served as a Vice President of Atlantic Richfield Company from 1986. From 1981 to 1986, Mr. Gavin served as the United States Ambassador to Mexico. Mr. Gavin also serves as a director of Atlantic Richfield Company, Dresser Industries, Inc., Pinkerton's Inc., and the Hotchkis and Wiley Funds.

Charles W. Tate is a director of Holding and the Company and has held such positions since April 1995. Mr. Tate is a Managing Director and Principal of Hicks, Muse. Before joining Hicks, Muse in 1991, Mr. Tate had over 19 years of experience in investment and merchant banking with Morgan Stanley & Co. Incorporated, including ten years in the mergers and acquisitions department and the last two and one-half years as a managing director in Morgan Stanley's merchant banking group. Mr. Tate serves as a director of The Morningstar Group Inc., DESA Holdings Corporation, Hat Brands Holding Corporation, Berg Electronics Corp., International Home Foods, Inc., Seguros Comercial America F.A. de C.V. and Vidrio Formas S.A. de C.V. He also served as a director of Berg Electronics Group, Inc. until August 1996 and Jackson Holding Company until August 1995.

Richard W. Vieser is a director of Holding and the Company and has held such positions since September 1995. Mr. Vieser is the retired Chairman of the Board, Chief Executive Officer and President of Lear Siegler, Inc. (a diversified manufacturing company), the former Chairman of the Board and Chief Executive Officer of FL Industries, Inc. and FL Aerospace (formerly Midland-Ross Corporation), also diversified manufacturing companies, and the former President and Chief Operating Officer of McGraw-Edison Co. He is also a director of Berg Electronics Corp., Ceridian Corporation (formerly Control Data Corporation), Dresser Industries, Inc., INDRESCO Inc., Sybron International Corporation and Varian Associates, Inc. He also served as a director of Berg Electronics Group, Inc. until August, 1996.

Rodney D. Kent is a director of Holding and the Company and has held such positions since April 1995. Mr. Kent also serves as President and Chief Executive Officer of Omega and has held such position since 1983. Mr. Kent served as Assistant to the President of Omega from 1974 to 1983. Prior to joining Omega, Mr. Kent was employed with Flexo Wire from 1973 to 1974 and Camden Wire Company from 1970 to 1973. Mr. Kent also serves as a director of Oneida Savings Bank.

Joseph M. Fiamingo is a director of Holding and the Company and has held such positions since October 1996. Mr. Fiamingo also serves as President and Chief Operating Officer of Holding and the Company and has held such positions since September 1996. Previously, Mr. Fiamingo held the position of Vice President of Operations and Technology of the Company from June 1996 and President and Chief Operating Officer of Wirekraft from October 1995. Prior thereto, Mr. Fiamingo was employed by General Cable Corporation from 1972 to 1995 where he held various senior management level positions including President and Vice President and General Manager of several divisions of General Cable and most recently, Executive Vice President of Operations.

Robert Kozlowski is President of Wire Technologies, Inc. and has held such position since March 1996. Prior thereto, Mr. Kozlowski held various senior management level positions with the Group Dekko companies from 1990. Previously, Mr. Kozlowski spent ten years in the wire industry serving in various positions with Wyre Wynd and Laribee Wire.

James J. Mills is president of Wire Harness Industries, Inc., a wholly owned subsidiary of the Company and has held such position since December 1996. Prior thereto, Mr. Mills served in various capacities at Clarke Holding Corporation, including Vice President of Sales and Marketing.

David M. Sindelar is Senior Vice President and Chief Financial Officer of Holding and Senior Vice President of the Company and has held such positions since April 1995. Mr. Sindelar is also Senior Vice President and Chief Financial Officer of Mills & Partners, Inc., Berg Electronics Corp., Crain Industries, Inc. and Crain Holdings Corp., Viasystems Group, Inc., Copy USA Holding Corp. and Senior Vice President of Berg Electronics Group, Inc. Mr. Sindelar was Senior Vice President and Chief Financial Officer of Jackson Holding Company from February 1993 through August 1995. From 1987 to February 1995, Mr. Sindelar held various other positions at Thermadyne Holdings Corporation including Senior Vice President and Chief Financial Officer, Vice President -- Corporate Controller and Controller.

Larry S. Bacon is Senior Vice President - Human Resources of Holding and the Company and has held such positions since April 1995. Mr. Bacon is also Senior Vice President -- Human Resources of Mills & Partners, Inc., Berg Electronics Corp., Berg Electronics Group, Inc., Crain Industries, Inc., Crain Holdings Corp., Viasystems Group, Inc., and Copy USA Holding Corp. Mr. Bacon was Senior Vice President -- Human Resources of Jackson Holding Company from February 1993 through August 1995. Previously, Mr. Bacon was Senior Vice President -- Human Resources of Thermadyne Holdings Corporation from September 1987 until February 1995.

W. Thomas McGhee is Secretary and General Counsel of Holding and the Company and has held such positions since April 1995. Mr. McGhee is also a partner in the law firm of Herzog, Crebs and McGhee and has held that position since 1987. In addition, Mr. McGhee serves as Secretary and General Counsel of Berg Electronics Corp., Berg Electronics Group, Inc., Crain Industries, Inc., Crain Holdings Corp., Viasystems Group, Inc. and Copy USA Holding Corp.

Glenn J. Holler is Vice President-Finance of the Company and has held such position since August 1996. Prior to joining the Company, Mr. Holler was employed by Vigoro Industries, Inc. as Vice President, Finance from 1994 to 1996 and Moog Automotive, Inc. as Senior Vice President, Finance from 1983 to 1994.

Thomas B. Falcofsky is Vice President-Purchasing and Logistics of the Company and has held such position since November 1995. Previously, Mr. Falcofsky was employed by General Cable Corporation as Corporate Vice President, Purchasing and Transportation from 1992 to November 1995. Prior thereto, Mr. Falcofsky was employed by Carol Cable Corporation as Vice President-Purchasing from 1989 to 1992.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the cash and noncash compensation earned by the Chief Executive Officer, the four other most highly compensated executive officers of Holding and the Company and a former executive officer of the Company. Such compensation was paid by or on behalf of Wirekraft and Omega during the year ended December 31, 1994 and the first five months of 1995 and was paid by or on behalf of the Company during the remaining seven months of 1995, and during the year ended December 31, 1996. As of the date hereof, the Company has not granted any stock appreciation rights.

SUMMARY COMPENSATION TABLE


                                                                             Long-Term
                                                                            Compensation
                                                                            ------------
                                                                               Awards
                                                                            ------------
                                           Annual Compensation(1)            Securities
                                       ---------------------------           Underlying         All Other
                                       Year    Salary($)   Bonus($)          Options(#)       Compensation($)
                                       ----    ---------   --------         ------------      ---------------
James N. Mills .....................   1996     485,281     548,000          412,188(2)               --
  Chairman of the Board and            1995     250,000      97,500          988,725(2)               --
  Chief Executive Officer of           1994     186,425     150,000               --                  --
  Holding

Joseph M. Fiamingo .................   1996     202,166     123,337          600,000(3)               --
  President and Chief Operating        1995      32,685       8,500          400,000(3)               --
  Officer of Holding and the           1994          --          --               --                  --
  Company

Rodney D. Kent .....................   1996     323,911     193,714               --             142,289(4)
  President and Chief Executive        1995     285,479      70,000          400,000(3)          129,766(4)
  Officer of Omega                     1994     240,419       2,340               --             124,072(4)

Robert C. Kozlowski ................   1996     194,609      98,066          400,000(3)               --
  President - Wire Technologies        1995          --          --               --                  --
                                       1994          --          --               --                  --

David M. Sindelar ..................   1996     201,422     121,000          309,143(2)               --
  Senior Vice President and Chief      1995     108,833      48,000          741,547(2)               --
  Financial Officer of Holding,        1994      26,234      25,000               --                  --
  Senior Vice President of
  the Company

William J. Kriss (5) ...............   1996     368,956          --               --                  --
  President and Chief Operating        1995     312,330     100,000        1,000,000(3)               --
  Officer of Holding and the           1994          --          --               --                  --
  Company

----------------
(1) Holding and the Company provide to certain executive officers, a car allowance, reimbursement for club memberships, insurance policies and certain other benefits. The aggregate incremental cost of these benefits to Holding and the Company for each officer do not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for each officer.

(2) Reflects Performance Options (as hereinafter defined) granted by Holding. For a description of the material terms of such options, See " - Benefit Plans - Performance Options."

(3) Reflects options to purchase Holding Common Stock granted under the Option Plan (as hereinafter defined). The options vest in five equal annual installments commencing on the first anniversary date of the grant, subject to acceleration under certain circumstances, including a Change of Control (as defined in the Option Plan).

(4) Represents (i) $45,792, $43,347 and $43,347 in premiums paid on life insurance policies for the benefit of Mr. Kent in 1996, 1995 and 1994 respectively and (ii) $51,797, $41,536 and $42,300 in annual deferred compensation and $44,700, $44,883 and $38,425 in annual interest accruals thereon earned by Mr. Kent in 1996 and 1995 respectively, pursuant to his employment agreement.

(5) As of September 25, 1996, Mr. Kriss resigned as President and Chief Operating Officer of Holding and the Company.

OPTION GRANTS IN LAST FISCAL YEAR

The following table summarizes option grants made during fiscal 1996 to the executive officers named above.

                                                                                        Potential Realizable
                                           % of Total                                     Value at Assumed
                                            Options                                     Annual Rates of Stock
                            Number of     Granted to                                      Price Appreciation
                           Securities     Employees                                      For Option Term (1)
                           Underlying      in Fiscal       Exercise      Expiration     ---------------------
    Name                   Options(#)         Year      Price($/Share)      Date         5%($)        10%($)
    ----                   ----------     ----------    --------------   ----------     -------      --------
James N. Mills             412,188(2)         11.8%        $1.00(3)       03/05/06            0(4)          0(4)
David M. Sindelar          309,143(2)          8.8%        $1.00(3)       03/05/06            0(4)          0(4)
Joseph M. Fiamingo         600,000(5)         17.1%        $1.00          11/08/06      378,000       954,000
Robert C. Kozlowski        400,000(5)         11.4%        $1.00          03/05/06      252,000       636,000

----------------

(1) The potential realizable value portion of the foregoing table illustrates the value that might be realized upon exercise of the option immediately prior to the expiration of its term, assuming the specified compound rates of appreciation of Holding Common Stock over the term of the options. These amounts represent certain assumed rates of appreciation only. Actual gains on the exercise of options are dependent on the future performance of Holding Common Stock. There can be no assurance that the potential values reflected in this table will be achieved.
     All amounts have been rounded to the nearest whole dollar amount.
(2) Reflects Performance Options (as hereinafter defined) granted by Holding. For a description of the material terms of such options, see "- Benefit Plans - Performance Options."
(3) The exercise price for the Performance Options is initially equal to $1.00 per share and, effective each anniversary date of the grant date, the per share exercise price for the Performance Options is equal to the per share exercise price for the prior year multiplied by 1.09.
(4) The Performance Options are exercisable only in the event that Hicks, Muse, Tate & Furst Equity Fund II, L.P. ("HM Fund II") realizes a 35% overall rate of return, compounded annually, on its equity funds invested in Holding. Accordingly, there is no potential realizable value to the Performance Options at compound appreciation rates of 5% and 10%.
(5) Reflects options to purchase Holding Common Stock granted under the Option Plan (as hereinafter defined). The options vest in five equal annual installments commencing on the first anniversary date of the grant, subject to acceleration under certain circumstances, including a Change of Control (as defined in the Option Plan).

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

The following table summarizes the number of options exercised during fiscal 1996 and the value of unexercised options as of December 31, 1996. The per share fair market value of the Holding Common Stock used to make the calculations in the following table is $1.00, which is the per share price at which Holding Common Stock was sold in connection with the Acquisitions and the DWT Acquisition. Accordingly, the table indicates that the options had no value at the end of 1996 because the exercise price was equal to such fair market value.

                                                               Number of                      Value of
                                                               Securities                    Unexercised
                                                               Underlying                    In-the-Money
                                                           Unexercised Options                  Options
                                                           At Fiscal Year End             At Fiscal Year End
                 Shares Acquired                       ------------------------------------------------------------
                   On Exercise      Value Realized     Exercisable        Unexercisable  Exercisable  Unexercisable
    Name              (#)                 $                 (#)                 (#)          ($)           ($)
-------------------------------------------------------------------------------------------------------------------
James N. Mills         0                  0                    0             1,400,913      0           0
Joseph M.  Fiamingo    0                  0               80,000               920,000      0           0
Rodney D. Kent         0                  0               80,000               320,000      0           0
Robert C. Kozlowski    0                  0                    0               400,000      0           0
David M. Sindelar      0                  0                    0             1,050,690      0           0



EMPLOYMENT AGREEMENTS

James N. Mills Employment Agreement. Mr. James N. Mills entered into an employment agreement with Holding and the Company on June 12, 1995. Pursuant to such employment agreement, Mr. Mills will serve as the Chairman of the Board and Chief Executive Officer of Holding and the Company through June 11, 2000. Mr. Mills is required to devote such business time and attention to the transaction of the Company's business as is reasonably necessary to discharge his duties under the employment agreement. Subject to the foregoing limitation on his activities, Mr. Mills is free to participate in other business endeavors.

The compensation provided to Mr. Mills under his employment agreement includes an annual base salary of not less than $300,000, subject to adjustment at the sole discretion of the Board of Directors of Holding, and such benefits as are customarily accorded the executives of Holding and the Company for as long as the employment agreement is in force. In addition, Mr. Mills is entitled to an annual bonus in an amount to be determined at the sole discretion of the Board of Directors of Holding.

Mr. Mills' employment agreement also provides that if Mr. Mills' employment is terminated without cause, Mr. Mills will continue to receive his then current salary for the longer of the remainder of the employment period or 18 months following such termination. In addition, Mr. Mills' employment agreement provides that if Mr. Mills is terminated due to death or disability, Mr. Mills' estate, heirs, or beneficiaries, as applicable, will receive, in addition to any other benefits provided under any benefit plan, his then current salary for a period of 18 months from the date of termination.

Joseph M. Fiamingo Employment Agreement. Mr. Joseph M. Fiamingo entered into an employment agreement with Holding and the Company on September 25, 1996. Pursuant to such employment agreement, Mr. Fiamingo will serve as President and Chief Operating Officer of Holding and the Company through September 24, 1999.

The compensation provided to Mr. Fiamingo under his employment agreement includes an annual base salary of not less than $260,000, subject to adjustment at the sole direction of the Board of Directors of Holding, and such benefits as are customarily accorded the executives of Holding and the Company for as long as the employment agreement is in force. In addition, Mr. Fiamingo is entitled to an annual bonus in an amount to be determined by the Chairman of the Board of Holding of up to sixty-five percent of his base compensation.

Mr. Fiamingo's employment agreement also provides that if Mr. Fiamingo's employment is terminated without cause, Mr. Fiamingo will continue to receive his then current salary for the remainder of such employment agreement. In addition, Mr. Fiamingo's employment agreement provides that if Mr. Fiamingo is terminated due to death or disability, Mr. Fiamingo's estate, heirs, or beneficiaries, as applicable, will receive, in addition to any other benefits provided under any benefit plan, his then current salary for a period of 12 months from the date of termination.

Rodney D. Kent Employment Agreement. Mr. Kent entered into an employment agreement with Omega on March 14, 1995. Pursuant to such employment agreement, Mr. Kent will serve as President and Chief Executive Officer of Omega through March 28, 1998. Mr. Kent is required to devote substantially all of his business time and attention to the performance of his duties under the employment agreement.

The compensation provided to Mr. Kent under his employment agreement includes an annual base salary of not less than $286,000 for the period ended March 31, 1996, not less than $302,000 for the period ended March 31, 1997, and not less than $325,000 thereafter, subject to increase at the sole discretion of the Board of Directors of Omega, and certain other benefits for as long as the employment agreement is in force. In addition, during each year of employment, an additional 15% of the annual base salary is credited to a deferred compensation account for the benefit of Mr. Kent, which deferred compensation account is annually credited with an interest accrual of 8% on the balance of the account for the prior year. Further, Mr. Kent is entitled to an annual bonus in an amount to be determined at the sole discretion of the Chairman of the Board of Holding of up to sixty-five percent of his annual base salary.

Mr. Kent's employment agreement also provides that if Mr. Kent's employment is terminated by Omega without cause or due to disability or death, Mr. Kent or his estate, heirs or beneficiaries, as applicable, will receive, in addition to any other benefits provided him or them under any benefit plan, Mr. Kent's then current salary for a period of 24 months from Mr. Kent's termination without cause or his disability or death. In the event that Mr. Kent terminates his employment and receives a bona fide offer of employment from a competitor of the Company, Mr. Kent will receive, in addition to any other benefits provided under any benefit plan, Mr. Kent's then current salary for a period of 24 months from such termination, but only in the event that Omega elects to enforce certain non-competition provisions of the employment agreement.

Robert C. Kozlowski Employment Agreement. Mr. Robert C. Kozlowski entered into an employment agreement with Holding and the Company on March 5, 1996. Pursuant to such employment agreement, Mr. Kozlowski will serve as President of Wire Technologies through March 4, 1999.

The compensation provided to Mr. Kozlowski under his employment agreement includes an annual base salary of not less than $190,000, subject to adjustment at the discretion of the CEO of Holding and the Company, and such benefits as are customarily accorded the executives of Holding and the Company for as long as the employment agreement is in force. In addition, Mr. Kozlowski is entitled to an annual bonus in an amount to be determined by the CEO.

Mr. Kozloski's employment agreement also provides that if Mr. Kozlowski's employment is terminated without cause, Mr. Kozlowski will continue to receive his then current salary for the remainder of such employment agreement or 12 months, which ever is shorter. In addition, Mr. Kozlowski's employment agreement provides that if Mr. Kozlowski is terminated due to death or disability, Mr. Kozlowski's estate, heirs, or beneficiaries, as applicable, will receive, in addition to any other benefits provided under any benefit plan his then current salary for a period of 12 months from the date of termination.

David M. Sindelar Employment Agreement. Mr. David M. Sindelar entered into an employment agreement with Holding and the Company on June 12, 1995. Pursuant to such employment agreement, Mr. Sindelar will serve as the

Senior Vice President and Chief Financial Officer of Holding and Senior Vice President of the Company through June 11, 2000. Mr. Sindelar is required to devote such business time and attention to the transaction of the Company's business as is reasonably necessary to discharge his duties under the employment agreement. Subject to the foregoing limitation on his activities, Mr. Sindelar is free to participate in other business endeavors.

The compensation provided to Mr. Sindelar under his employment agreement includes an annual base salary of not less than $150,000, subject to adjustment at the sole discretion of the Board of Directors of Holding, and such benefits as are customarily accorded the executives of Holding and Senior Vice President of the Company for as long as the employment agreement is in force. In addition, Mr. Sindelar is entitled to an annual bonus in an amount to be determined by the Chairman of the Board of Holding of up to sixty-five percent of his base compensation.

Mr. Sindelar's employment agreement also provides that if Mr. Sindelar's employment is terminated without cause, Mr. Sindelar will continue to receive his then current salary for the longer of the remainder of the employment period or 18 months following such termination. In addition, Mr. Sindelar's employment agreement provides that if Mr. Sindelar is terminated due to death or disability, Mr. Sindelar's estate, heirs, or beneficiaries, as applicable, will receive, in addition to any other benefits provided under any benefit plan, his then current salary for a period of 18 months from the date of termination.

William J. Kriss Employment Agreement. Mr. William J. Kriss entered into an employment agreement with Wirekraft on February 6, 1995. Mr. Kriss resigned as of September 25, 1996, but will continue to receive an annual base salary of $300,00 pursuant to the terms of such agreement, until February 6, 1998.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Compensation decisions are made by the Board of Directors. James N. Mills served as both an executive officer and director during 1996 and is expected to serve in such capacity in 1997.

COMPENSATION OF DIRECTORS

The directors of Holding and the Company did not receive compensation from either Holding or the Company for services rendered in that capacity during the period prior to the effective time of the Acquisitions. Directors who are officers, employees or otherwise an affiliate of Holding or the Company receive no compensation for their services as directors. Each director of Holding and the Company who is not also an officer, employee or an affiliate of Holding or the Company (an "Outside Director") will receive an annual retainer of $12,000 and a fee of $1,000 for each meeting of the board of directors at which the director is present. Directors of Holding and the Company are entitled to reimbursement of their reasonable out-of-pocket expenses in connection with their travel to and attendance at meetings of the board of directors or committees thereof.

BENEFIT PLANS

Stock Option Plan

Holding's qualified and non-qualified stock option plan (the "Option Plan") provides for the granting of up to 4,795,322 shares of common stock to officers and key employees of Holding and the Company. Under the Option Plan, Holding has granted options to purchase 4,015,249 shares of Holding common stock, 3,950,000 at $1.00 per share and 65,249 at $1.625 per share, the fair market value of Holding Common Stock at the date of grant as determined by the Board of Directors of Holding. Such options vest ratably over a five year period commencing on the first anniversary date after the date of grant, subject to acceleration in the discretion of the committee appointed to administer the Option Plan in the event of a Change of Control (as defined in the Option Plan). Generally, an option may be exercised only if the holder is an officer or employee of Holding or the Company at the time of exercise. Options granted under the Option Plan are not transferable, except by will and the laws of descent and distribution. Except as expressly provided otherwise in any optionee's agreement relating to the grant of options under the Option Plan, in the event an optionee's employment with Holding, the Company or a related entity terminates at any time, Holding or its designees shall have the right to repurchase from the optionee (or optionee's representatives) (i) the number of shares of Holding Common Stock acquired upon exercise of an option and (ii) the optionee's right to acquire that number of shares of Holding Common Stock which an optionee can acquire upon exercise immediately prior to such repurchase. The purchase price to be paid is calculated on the basis of the fair market value (as defined in the Option
Plan) of Holding Common Stock multiplied by the number of shares of Holding Common Stock to be acquired (less the aggregate exercise price in the event such repurchase option is exercised by Holding with respect to the optionee's right to acquire Holding Common Stock).

Performance Options

On March 31, 1995, Omega granted options (the "Performance Options") to purchase 1,958,762 shares of common stock of Omega ("Omega Common Stock"). Mr. Mills was granted Performance Options to purchase 652,921 shares of Omega Common Stock, and Performance Options to purchase the remaining 1,305,841 shares of Omega Common Stock were granted to certain officers of Omega who are also affiliated with Mills & Partners. In connection with the Acquisitions and pursuant to the terms of the option agreements (the "Performance Option Agreements") related to the Performance Options, the Performance Options became options to purchase an identical number of shares of common stock of Holding ("Holding Common Stock").

On June 12, 1995, the Company granted Performance Options to purchase 1,007,416 shares of Holding Common Stock. Mr. Mills was granted Performance Options to purchase 335,804 shares of Holding Common Stock, and Performance Options to purchase the remaining 671,612 shares of Holding Common Stock were granted to certain officers of the Company who are also affiliated with Mills & Partners.

On March 5, 1996, the Company granted Performance Options to purchase 1,236,566 shares of Holding Common Stock, Mr. Mills was granted Performance Options to purchase 412,188 shares of Holding Common Stock, and Performance Options to purchase the remaining 824,378 shares of Holding Common Stock were granted to certain officers of the Company who are also affiliated with Mills & Partners.

The Performance Options are exercisable only in the event that HM Fund II has realized an overall rate of return of at least 35% per annum, compounded annually, on all equity funds invested by it in Holding. Subject to the foregoing, the Performance Options are exercisable (i) immediately prior to a Liquidity Event (as hereinafter defined), (ii) concurrently with the consummation of a Qualified IPO (as hereinafter defined), or (iii) on December 31, 2004 (with respect to the Performance Options granted on March 31, 1995 and June 12, 1995) or on December 31, 2005 (with respect to the Performance Options granted on March 5, 1996). Notwithstanding the preceding sentence, the Performance Option Agreements provide that the Performance Options will not be exercisable as a result of the consummation of the Acquisitions. A "Liquidity Event" generally means (i) one or more sales or other dispositions of Holding Common Stock if, thereafter, the amount of Holding Common Stock owned by HM Fund II is reduced by 50%, (ii) any merger, consolidation or other business combination of Holding pursuant to which any person or group acquires a majority of the common stock of the resulting entity, or (iii) any sale of all or substantially all of the assets of Holding. A "Qualified IPO" means a firm commitment underwritten public offering of Holding Common Stock for gross proceeds of at least $25.0 million.

The exercise price for the Performance Options is initially equal to $1.00 per share and, effective each anniversary of the grant date, the per share exercise price for the Performance Options is equal to the per share exercise price for the prior year multiplied by 1.09. The exercise price of the Performance Options and the number of shares of Holding Common Stock for which the Performance Options are exercisable is subject to adjustment in the event of certain fundamental changes in the capital structure of Holding. The Performance Options terminate on the tenth anniversary of the date of grant.

ITEM 12. SECURITIES OWNERSHIP

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

All of the issued and outstanding shares of common stock of the Company are held by Holding. The following table sets forth as of March 12, 1997 certain information regarding the beneficial ownership of the voting securities of Holding by each person who beneficially owns more than 5% of any class of Holding voting securities and by the directors and certain executive officers of Holding, individually, and by the directors and executive officers of Holding as a group. The Holding Class A Common Stock votes together with the Holding Common Stock as a single class and is entitled to one vote for each share.

                                                             SHARES BENEFICIALLY OWNED (1)
                                         ------------------------------------------------------------------------
                                                                            HOLDING CLASS A
                                             HOLDING COMMON STOCK            COMMON STOCK
                                         ----------------------------  ---------------------------
                                         NUMBER OF         PERCENT OF  NUMBER OF        PERCENT OF     PERCENT OF
                                          SHARES             CLASS       SHARES            CLASS          TOTAL
                                         ---------         ----------  ---------        ----------     ----------
5% STOCKHOLDERS:
 HM Parties (2) .....................   117,050,000          100.0%    13,000,000          100.0%         100.0%
   c/o Hicks, Muse, Tate & Furst
     Incorporated
   200 Crescent Court, Suite 1600
   Dallas, Texas 75201

OFFICERS AND DIRECTORS:
 James N. Mills (3) .................     1,702,034            1.5%    13,000,000          100.0%          11.3%
 Thomas P. Danis ....................       100,000              *             --             --              *
 Jack D. Furst (2) ..................   117,050,000          100.0%    13,000,000          100.0%          90.0%
 John A. Gavin ......................       135,957              *             --             --              *
 Charles W. Tate (2) ................   117,050,000          100.0%    13,000,000          100.0%          90.0%
 Rodney D. Kent (4) .................     5,780,000            4.9%            --             --            4.4%
 Richard W. Vieser ..................       135,957              *             --             --              *
 Joseph Fiamingo(5) .................        80,000              *             --             --              *
 David M. Sindelar(6) ...............            --             --      3,648,482           28.1%           2.8%
 Larry S. Bacon (7) .................            --             --        875,507            6.7%             *
 W. Thomas McGhee (8) ...............            --             --        875,505            6.7%             *
 All executive officers and
   directors as a group
   (10 persons) (9) .................   117,050,000          100.0%    13,000,000          100.0%         100.0%


------------
* Less than one percent.

(1) Holding Class A Common Stock is convertible into Holding Common Stock (i) at the option of any holder thereof at any time, (ii) at the option of Holding upon the occurrence of a Triggering Event (as defined below), and
     (iii) mandatorily at March 31, 2005. A "Triggering Event" means any sale of substantially all of the assets of Holding or any merger, consolidation or other business combination of Holding in which Hicks Muse and its affiliates cease to own at least 50% of the resulting entity. Each share of Holding Class A Common Stock is convertible into a fraction of a share of Holding Common Stock equal to the quotient of (i) the fair market value of a share of Holding Common Stock at the time of conversion less the sum of $.99 plus imputed interest thereon at a rate of 9% per annum, compounded annually, at the time of conversion, divided by (ii) the fair market value of a share of Holding Common Stock at the time of conversion. Because the fraction of a share of Holding Common Stock into which Holding Class A Common Stock is convertible is determinable only at the time of a conversion, shares of Holding Common Stock are not included in the shares of Holding Common Stock beneficially owned in the foregoing table.

(2) Includes (i) shares owned of record by HM Fund II, a limited partnership of which the sole general partner is HM2/GP Partners, L.P., a limited partnership of which the sole general partner is Hicks, Muse GP Partners, L.P., a limited partnership of which the sole general partner is Hicks, Muse, Tate & Furst Fund II Incorporated, a corporation affiliated with Hicks Muse; (ii) shares owned of record by HM2/Wire/Hunt Partners, L.P., HM2/Wire/Sunwestern Partners, L.P. and HM2/Wire/Hubbard Partners, L.P., limited partnerships of which the sole general partner is HM2/GP Partners, L.P.; (iii) shares owned of record by certain individuals that Hicks, Muse has the power to direct the voting of with respect to the election of directors; and (iv) shares owned of record by certain individuals subject to an irrevocable proxy in favor of Hicks, Muse. Thomas O. Hicks is a controlling stockholder of Hicks, Muse and serves as Chairman of the Board, President, Chief Executive Officer, Chief Operating Officer and Secretary of Hicks, Muse. Accordingly, Mr. Hicks may be deemed to be the beneficial owner of Holding Common Stock held by HM Fund II. John R. Muse, Charles W. Tate, Jack D. Furst, Lawrence D. Stuart, Michael J. Levitt and Alan B. Menkes are officers, directors and minority stockholders of Hicks, Muse and as such may be deemed to share with Mr. Hicks the power to vote or dispose of Holding Common Stock held by HM Fund II. Each of Messrs. Hicks, Muse, Tate, Furst, Stuart, Levitt and Menkes disclaims the existence of a group and disclaims beneficial ownership of Holding Common Stock not respectively owned of record by him.

(3) Includes shares of Holding Class A Common Stock held by James N. Mills and shares of Holding Class A Common Stock that Mr. Mills has the power to vote by proxy. Does not include 1,400,913 shares of Holding Common stock issuable to Mr. Mills upon the exercise of Performance Options that are not currently exercisable. See "Executive Compensation - Benefit Plans - Performance Options."

(4) Includes 80,000 shares of Holding Common Stock issuable to Mr. Kent upon exercise of options granted under the Option Plan that are currently exercisable. Does not include 320,000 shares of Holding Common Stock issuable to Mr. Kent upon exercise of options granted under the Option Plan that are not currently exercisable. See "Executive Compensation - Benefit Plans - Option Plan."

(5) Includes 80,000 shares of Holding Common Stock issuable to Mr. Fiamingo upon exercise of options granted under the Option Plan that are currently exercisable. Does not include 920,000 shares of holding Common Stock issuable to Mr. Fiamingo upon exercise of options granted under the option plan that are not currently exercisable. See "Executive Compensation - Benefit Plans - Option Plan."

(6) Does not include 1,050,690 shares of Holding Common Stock issuable to Mr. Sindelar upon exercise of Performance Options that are not currently exercisable. See "Executive Compensation - Benefit Plans - Performance Options."

(7) Does not include 700,457 shares of Holding Common Stock issuable to Mr. Bacon upon exercise of Performance Options that are not currently exercisable. See "Executive Compensation - Benefit Plans - Performance Options."

(8) Does not include 700,456 shares of Holding Common Stock issuable to Mr. McGhee upon exercise of Performance Options that are not currently exercisable. See "Executive Compensation - Benefit Plans - Performance Options."

(9) Includes shares of Holding Class A Common Stock held by executive officers and directors and shares of Holding Class A Common Stock as to which Hicks, Muse has the power to direct the voting of with respect to the election of directors and which Mr. Mills has the power to vote by proxy. Does not include 5,652,516 shares of Holding Common Stock issuable to executive officers of Holding upon the exercise of Performance Options and options under the Option Plan that are not currently exercisable. See "Executive Compensation - Benefit Plans - Performance Options."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATIONSHIPS WITH HICKS MUSE

Monitoring and Oversight Agreement

On June 12, 1995, Holding and the Company entered into a ten-year agreement (the "Monitoring and Oversight Agreement") with Hicks, Muse & Co. Partners, L.P. ("Hicks Muse Partners"), a limited partnership of which the sole general partner is HM Partners Inc., a corporation affiliated with Hicks, Muse, pursuant to which they paid Hicks, Muse Partners a cash financial advisory fee of approximately $3.7 million upon the closing of the Acquisitions as compensation for its services as financial advisor for the Acquisitions, pursuant to which they pay an annual fee of $500,000 for oversight and monitoring services to Holding and the Company. The annual fee is adjustable at the end of each fiscal year to an amount equal to 0.1% of the consolidated net sales of the Company, but in no event less than $500,000. Hicks Muse Partners also will be entitled to receive a fee equal to 1.5% of the transaction value (as defined) for each add-on transaction (as defined) in which the Company is involved. The term "transaction value" means the total value of any add-on transaction, including, without limitation, the aggregate amount of the funds required to complete the add-on transaction (excluding any fees payable pursuant to the Monitoring and Oversight Agreement and any fees, if any, paid to any other person or entity for financial advisory, investment banking, brokerage, or any other similar services rendered in connection with such add-on transaction) including the amount of any indebtedness, preferred stock or similar items assumed (or remaining outstanding). The term "add-on transaction" means any future proposal for a tender offer, acquisition, sale, merger, exchange offer, recapitalization, restructuring, or other similar transaction directly or indirectly involving Holding, the Company, or any of their respective subsidiaries and any other person or entity. On March 5, 1996, in connection with the DWT Acquisition, Holding and the company paid Hicks Muse Partners a cash financial advisory fee of approximately $2.5 million as compensation for its services as financial advisor. On February 12, 1997, in connection with the Camden Acquisition, Holding and the Company paid Hicks Muse Partners a cash financial advisory fee of approximately $900,000 as compensation for its services as financial advisor.

Messrs. Tate and Furst, directors of Holding and the Company, are each principals of Hicks Muse Partners. In addition, Holding and the Company have agreed to indemnify Hicks Muse Partners, its affiliates and shareholders, and their respective directors, officers, agents, employees and affiliates from and against all claims, actions, proceedings, demands, liabilities, damages, judgments, assessments, losses and costs, including fees and expenses, arising out of or in connection with the services rendered by Hicks Muse Partners in connection with the Monitoring and Oversight Agreement.

The Monitoring and Oversight Agreement makes available the resources of Hicks Muse Partners concerning a variety of financial and operational matters. The services that have been and will continue to be provided by Hicks Muse Partners could not otherwise be obtained by Holding and the Company without the addition of personnel or the engagement of outside professional advisors. In management's opinion, the fees provided for under this agreement reasonably reflect the benefits received and to be received by Holding and the Company.

Stockholders Agreement

Each investor in any class of common stock of Holding has entered into a stockholders agreement (the "Stockholders Agreement"). The Stockholders Agreement, among other things, grants preemptive rights and certain registration rights to the parties thereto and contains provisions requiring the parties thereto to sell their shares of common stock in connection with certain sales of Holding's common stock by Hicks, Muse ("drag-along right") and granting the parties thereto the right to include a portion of their shares of common stock in certain sales in which Hicks, Muse does not exercise its drag-along rights ("tag-along rights"). In addition, the Stockholders agreement contains an irrevocable proxy pursuant to which all parties to the Stockholders Agreement grant to Hicks, Muse the power to vote all shares of Holding Common Stock held by such parties. The Stockholders Agreement terminates on its tenth anniversary date, although the preemptive rights, drag-along rights and tag-along rights contained therein terminate earlier upon the consummation of a firm commitment underwritten public offering of Holding Common Stock.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

See Index to Financial Statements and Financial Schedules on page 17 of this report.

EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
  2.1          Agreement and Plan of Merger dated as of June 2, 1995, among
               Omega Wire Corp., Wirekraft Holdings Corp., International Wire
               Holding Company, International Wire Group, Inc. and Wirekraft
               Acquisition Company. (1)

  2.2          Agreement and Plan of Merger, dated as of March 5, 1996, among
               Hoosier Wire, Inc., International Wire Group, Inc., and Wire
               Technologies, Inc. (2)

  2.3          Asset Purchase Agreement, dated as of March 5, 1996, among Dekko
               Automotive Wire, Inc., International Wire Holding Company,
               International Wire Group, Inc., and Wire Technologies, Inc. (2)

  2.4          Asset Purchase Agreement, dated as of March 5, 1996, among
               International Wire Holding Company, International Wire Group,
               Inc., and Wire Technologies, Inc. (2)

  2.5          Asset Purchase Agreement, dated as of March 5, 1996, among
               Silicones, International Wire Holding Company, International
               Wire Group, Inc., and Wire Technologies, Inc. (2)

  3.1          Restated Certificate of Incorporation of International Wire
               Group, Inc. (4)

  3.2          By-Laws of International Wire Group, Inc. (1)

  4.1          Indenture, dated as of June 12, 1995, among International Wire
               Group, Inc., as Issuer, the Subsidiary Guarantors (as therein defined) and IBJ Schroder Bank & Trust Company, as Trustee.(1)

  4.2          Form of Old Note (included in Exhibit 4.1, Exhibit A).

  4.3          Form of New Note (included in Exhibit 4.1, Exhibit B).

  4.4          Exchange and Registration Rights Agreement, dated as of June 12,
               1995, among International Wire Group, Inc., the Subsidiary
               Guarantors (as therein defined), Chemical Securities Inc. and BT
               Securities Corporation. (1)

  4.5 First Supplemental Indenture, dated as of March 5, 1996, by and among International Wire Group, Inc. , Wire Technologies, Inc., the subsidiary guarantors party thereto, and IBJ Schroder Bank &
               Trust Company, as Trustee. (2)

  4.6          Certificate of Designation of Series A Senior Cumulative
               Exchangeable Redemable Preferred Stock of International Wire
               Group, Inc.(2)

  4.7          Second Supplemental Indenture, dated as of December 20, 1996, by
               International Wire Group, Inc. the subsidiary guarantors party thereto, and IBJ Schroder Bank and Trust Company, as Trustee.*

 10.1          Parts Sourcing Contract, dated as of December 2, 1994, among
               Wirekraft Industries, Inc. and General Electric Company
               (Confidential treatment has been granted with respect to certain portions of this exhibit).(1)

 10.2          [Item intentionally omitted.]

 10.3 Domestic Subsidiaries' Guarantee, dated as of June 12, 1995, made by the subsidiaries of International Wire Group, Inc. set forth on the signature pages thereof for the benefit of Chemical
               Bank, as administrative agent. (1)

 10.4          Holdings Pledge Agreement, dated as of June 12, 1995, made by
               International Wire Holding Company for the benefit of Chemical
               Bank, as administrative agent. (1)

 10.5          Borrower Pledge Agreement, dated as of June 12, 1995, made by
               International Wire Group, Inc. for the benefit of Chemical Bank, as administrative agent. (1)

 10.6 Domestic Subsidiary Pledge Agreement, dated as of June 12, 1995, made by the domestic subsidiaries listed on the signature pages thereof for the benefit of Chemical Bank, as administrative agent; Acknowledgment and Consent made by the domestic subsidiaries listed on the signature pages thereof in connection with the Domestic Subsidiary Pledge Agreement. (1)

 10.7          Pledge Contract, dated as of June 12, 1995, between ECM Holding
               Company and Chemical Bank, as administrative agent. (1)

 10.8 Wirekraft Note Pledge Agreement, dated as of June 12, 1995, made by Wirekraft Industries, Inc. for the benefit of Chemical Bank, as administrative agent.(1)

 10.9          Borrower Security Agreement, dated as of June 12, 1995, made by
               International Wire Group, Inc. for the benefit of Chemical Bank, as administrative agent. (1)

 10.10         Domestic Subsidiary Security Agreement, dated as of June 12,
               1995, made by International Wire Group, Inc. for the benefit of Chemical Bank, as administrative agent. (1)

 10.11         Schedule of Substantially Industrial Domestic Subsidiary
               Security Agreements. (1)

 10.12         Agreement of Sublease, dated as of December 31, 1991, between
               Oneida County Industrial Development Agency and OWI Corporation. (1)

 10.13         Agreement of Sublease, dated as of December 31, 1991, between
               Onondaga County Industrial Development Agency and OWI
               Corporation. (1)

 10.14         Sublease Agreement, dated as of March 31, 1994, between
               Productos de Control, S.A. de C.V. and Wirekraft Industries,
               Inc. (1)

 10.15         Lease Contract, dated as of August 1, 1994, between Parques
               Industriales Mexicanos, S.A. de C.V. and Electro Componentes de
               Mexico, S.A. de C.V. (1)

 10.16+        Employment Agreement, dated as of June 12, 1995, among
               International Wire Holding Company, International Wire Group
               Inc. and certain of its subsidiaries and James N. Mills. (4)

 10.17+        Employment Agreement, dated as of June 12, 1995, among
               International Wire Holding Company, International Wire Group
               Inc. and certain of its subsidiaries and David M. Sindelar. (4)

 10.18+        Employment Agreement, dated as of March 14, 1995, between Omega
               Wire, Inc. and Rodney D. Kent. (1)

 10.19         [Item intentionally omitted.]

 10.20+        Employment Agreement, dated as of February 6, 1995, between
               Wirekraft Holdings Corp. and William J. Kriss. (1)

 10.21+        Option Agreement, dated as of March 31, 1995, between Omega Wire
               Corp. and James N. Mills. (1)

 10.22+        Option Agreement, dated as of March 31, 1995, between Omega Wire
               Corp. and David M. Sindelar. (1)

 10.23+        Intentionally omitted.

 10.24+        Option Agreement dated as of June 12, 1995, between Omega Wire
               Corp. and David M. Sindelar. (1)

 10.25+        Option Agreement dated as of June 12, 1995, between
               International Wire Group, Inc. and David M. Sindelar. (1)

 10.26+        Option Agreement dated as of August 28, 1995, between
               International Wire Group, Inc. and Larry S. Bacon. (3)

 10.27         Stockholders Agreement dated as of June 12, 1995, among
               International Wire Holding Company and the Stockholders signatories thereto. (1)

 10.28 Monitoring and Oversight Agreement dated as of June 12, 1995, among International Wire Holding Company, International Wire
               Group, Inc. and Hicks, Muse & Co. Partners, L.P. (1)

 10.29+        Option Agreement dated as of August 28, 1995 between
               International Wire Group, Inc. and W. Thomas McGhee.(3)

 10.30+        1995 Stock Option Plan of International Wire Holding Company.(4)

 10.31+ Form of Option Agreement of International Wire Holding Company under 1995 Stock Option Plan. (4)

 10.32         Agreement dated as of December 29, 1995 among Wirekraft
               Industries, Inc. and General Electric Company (Confidential treatment has been granted with respect to certain portions of this exhibit). (4)

 10.33         Amended and Restated Credit Agreement, dated as of February 12,
               1997, among International Wire Group, Inc. , International Wire
               Holding Company, the several lenders from time to time parties thereto, Chase Manhattan Bank, as Administrative Agent, and
               Bankers Trust Company, as Documentation Agent.*

 10.34+        Employment Agreement, dated as of September 25, 1996, among
               International Wire Holding Company and International Wire Group,
               Inc. and Joseph M. Fiamingo.*

 10.35+        Employment Agreement, dated as of March 5, 1996, among
               International Wire Holding Company and International Wire Group,
               Inc. and Robert C. Kozlowski.*

 10.36+        Option Agreement, dated as of November 5, 1995, between
               International Wire Holding Company and Joseph M. Fiamingo.*

 10.37+        Option Agreement, dated as of March 5, 1996, between
               International Wire Holding Company and Robert C. Kozlowski.*

 10.38+        Option Agreement, dated as of November 6, 1996, between
               International Wire Holding Company and Joseph M. Fiamingo.*

 21.1          Subsidiaries of International Wire Group, Inc.*

 27.0          Financial Data Schedule*

--------------
(1) Incorporated by reference to the Registration Statement on Form S-1 (33-93970) of International Wire Group, Inc. as declared effective by the Securities and Exchange Commission on September 29, 1995.
(2) Incorporated by reference to the Current Report on Form 8-K of International Wire Group, Inc. as filed with the Securities Exchange Commission on March 20, 1996.
(3) Incorporated by reference to the Quarterly Report on Form 10-Q of International Wire Group, Inc. for the fiscal quarter ended September 30, 1995.
(4) Incorporated by reference to the Annual Report on Form 10-K of International Wire Group, Inc. for the fiscal year ended December 31, 1995.
*    Filed herewith.
+    Indicates compensatory plan or arrangement.

(B)  REPORT ON FORM 8-K

     Neither Holding nor the Company filed any report on Form 8-K with the Securities and Exchange Commission during the quarter ended December 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     INTERNATIONAL WIRE GROUP, INC.

Date:  March 27, 1997                By      /s/ DAVID M. SINDELAR
                                       ----------------------------------------
                                       David M. Sindelar, Senior Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                              Title                       Date
         ---------                              -----                       ----

     /s/ JAMES N. MILLS           Chairman of the Board of Directors
-----------------------------       and Chief Executive Officer
      (James N. Mills)              (Principal Executive Officer of
                                    International Wire Group, Inc.)

   /s/ DAVID M. SINDELAR          Senior Vice President
-----------------------------       (Principal Financial and
     (David M. Sindelar)            Accounting Officer of
                                    International Wire Group, Inc.)

   /s/ THOMAS P. DANIS            Director
-----------------------------
     (Thomas P. Danis)

    /s/ JACK D. FURST             Director
-----------------------------
      (Jack D. Furst)

    /s/ JOHN A. GAVIN             Director
-----------------------------
      (John A. Gavin)

   /s/ CHARLES W. TATE            Director
-----------------------------
      (Charles W. Tate)

  /s/ RICHARD W. VIESER           Director
-----------------------------
    (Richard W. Vieser)

    /s/ RODNEY D. KENT            Director
-----------------------------
      (Rodney D. Kent)

  /s/ JOSEPH M. FIAMINGO          Director, President and Chief
-----------------------------       Operating Officer of Holding
     (Joseph M. Fiamingo)           and the Company

             SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS
       FILED PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT BY
          REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
                   SECTION 12 OF THE SECURITIES EXCHANGE ACT

The registrant has not sent to its security holders any annual report to security holders covering the registrant's last fiscal year or sent any proxy statement, form of proxy or other proxy soliciting material with respect to any annual or special meeting of security holders to more than ten of the registrant's security holders.

                              INDEX TO EXHIBITS


EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
  2.1          Agreement and Plan of Merger dated as of June 2, 1995, among
               Omega Wire Corp., Wirekraft Holdings Corp., International Wire
               Holding Company, International Wire Group, Inc. and Wirekraft
               Acquisition Company. (1)

  2.2          Agreement and Plan of Merger, dated as of March 5, 1996, among
               Hoosier Wire, Inc., International Wire Group, Inc., and Wire
               Technologies, Inc. (2)

  2.3          Asset Purchase Agreement, dated as of March 5, 1996, among Dekko
               Automotive Wire, Inc., International Wire Holding Company,
               International Wire Group, Inc., and Wire Technologies, Inc. (2)

  2.4          Asset Purchase Agreement, dated as of March 5, 1996, among
               International Wire Holding Company, International Wire Group,
               Inc., and Wire Technologies, Inc. (2)

  2.5          Asset Purchase Agreement, dated as of March 5, 1996, among
               Silicones, International Wire Holding Company, International
               Wire Group, Inc., and Wire Technologies, Inc. (2)

  3.1          Restated Certificate of Incorporation of International Wire
               Group, Inc. (4)

  3.2          By-Laws of International Wire Group, Inc. (1)

  4.1          Indenture, dated as of June 12, 1995, among International Wire
               Group, Inc., as Issuer, the Subsidiary Guarantors (as therein defined) and IBJ Schroder Bank & Trust Company, as Trustee.(1)

  4.2          Form of Old Note (included in Exhibit 4.1, Exhibit A).

  4.3          Form of New Note (included in Exhibit 4.1, Exhibit B).

  4.4          Exchange and Registration Rights Agreement, dated as of June 12,
               1995, among International Wire Group, Inc., the Subsidiary
               Guarantors (as therein defined), Chemical Securities Inc. and BT
               Securities Corporation. (1)

  4.5 First Supplemental Indenture, dated as of March 5, 1996, by and among International Wire Group, Inc. , Wire Technologies, Inc., the subsidiary guarantors party thereto, and IBJ Schroder Bank &
               Trust Company, as Trustee. (2)

  4.6          Certificate of Designation of Series A Senior Cumulative
               Exchangeable Redeemable Preferred Stock of International Wire
               Group, Inc.(2)

  4.7          Second Supplemental Indenture, dated as of December 20, 1996, by
               International Wire Group, Inc. the subsidiary guarantors party thereto, and IBJ Schroder Bank and Trust Company, as Trustee.*

 10.1          Parts Sourcing Contract, dated as of December 2, 1994, among
               Wirekraft Industries, Inc. and General Electric Company
               (Confidential treatment has been granted with respect to certain portions of this exhibit).(1)

 10.2          [Item intentionally omitted.]

 10.3 Domestic Subsidiaries' Guarantee, dated as of June 12, 1995, made by the subsidiaries of International Wire Group, Inc. set forth on the signature pages thereof for the benefit of Chemical
               Bank, as administrative agent. (1)

 10.4          Holdings Pledge Agreement, dated as of June 12, 1995, made by
               International Wire Holding Company for the benefit of Chemical
               Bank, as administrative agent. (1)

 10.5          Borrower Pledge Agreement, dated as of June 12, 1995, made by
               International Wire Group, Inc. for the benefit of Chemical Bank, as administrative agent. (1)

 10.6 Domestic Subsidiary Pledge Agreement, dated as of June 12, 1995, made by the domestic subsidiaries listed on the signature pages thereof for the benefit of Chemical Bank, as administrative agent; Acknowledgment and Consent made by the domestic subsidiaries listed on the signature pages thereof in connection with the Domestic Subsidiary Pledge Agreement. (1)

 10.7          Pledge Contract, dated as of June 12, 1995, between ECM Holding
               Company and Chemical Bank, as administrative agent. (1)

 10.8 Wirekraft Note Pledge Agreement, dated as of June 12, 1995, made by Wirekraft Industries, Inc. for the benefit of Chemical Bank, as administrative agent.(1)

 10.9          Borrower Security Agreement, dated as of June 12, 1995, made by
               International Wire Group, Inc. for the benefit of Chemical Bank, as administrative agent. (1)

 10.10         Domestic Subsidiary Security Agreement, dated as of June 12,
               1995, made by International Wire Group, Inc. for the benefit of Chemical Bank, as administrative agent. (1)

 10.11         Schedule of Substantially Industrial Domestic Subsidiary
               Security Agreements. (1)

 10.12         Agreement of Sublease, dated as of December 31, 1991, between
               Oneida County Industrial Development Agency and OWI Corporation. (1)


 10.13         Agreement of Sublease, dated as of December 31, 1991, between
               Onondaga County Industrial Development Agency and OWI
               Corporation. (1)

 10.14         Sublease Agreement, dated as of March 31, 1994, between
               Productos de Control, S.A. de C.V. and Wirekraft Industries,
               Inc. (1)

 10.15         Lease Contract, dated as of August 1, 1994, between Parques
               Industriales Mexicanos, S.A. de C.V. and Electro Componentes de
               Mexico, S.A. de C.V. (1)

 10.16+        Employment Agreement, dated as of June 12, 1995, among
               International Wire Holding Company, International Wire Group
               Inc. and certain of its subsidiaries and James N. Mills. (4)

 10.17+        Employment Agreement, dated as of June 12, 1995, among
               International Wire Holding Company, International Wire Group
               Inc. and certain of its subsidiaries and David M. Sindelar. (4)

 10.18+        Employment Agreement, dated as of March 14, 1995, between Omega
               Wire, Inc. and Rodney D. Kent. (1)

 10.19         [Item intentionally omitted.]

 10.20+        Employment Agreement, dated as of February 6, 1995, between
               Wirekraft Holdings Corp. and William J. Kriss. (1)

 10.21+        Option Agreement, dated as of March 31, 1995, between Omega Wire
               Corp. and James N. Mills. (1)

 10.22+        Option Agreement, dated as of March 31, 1995, between Omega Wire
               Corp. and David M. Sindelar. (1)

 10.23+        Intentionally omitted.

 10.24+        Option Agreement dated as of June 12, 1995, between Omega Wire
               Corp. and David M. Sindelar. (1)

 10.25+        Option Agreement dated as of June 12, 1995, between
               International Wire Group, Inc. and David M. Sindelar. (1)

 10.26+        Option Agreement dated as of August 28, 1995, between
               International Wire Group, Inc. and Larry S. Bacon. (3)

 10.27         Stockholders Agreement dated as of June 12, 1995, among
               International Wire Holding Company and the Stockholders signatories thereto. (1)

 10.28 Monitoring and Oversight Agreement dated as of June 12, 1995, among International Wire Holding Company, International Wire
               Group, Inc. and Hicks, Muse & Co. Partners, L.P. (1)

 10.29+        Option Agreement dated as of August 28, 1995 between
               International Wire Group, Inc. and W. Thomas McGhee.(3)

 10.30+        1995 Stock Option Plan of International Wire Holding Company.(4)

 10.31+ Form of Option Agreement of International Wire Holding Company under 1995 Stock Option Plan. (4)

 10.32         Agreement dated as of December 29, 1995 among Wirekraft
               Industries, Inc. and General Electric Company (Confidential treatment has been granted with respect to certain portions of this exhibit). (4)

 10.33         Amended and Restated Credit Agreement, dated as of February 12,
               1997, among International Wire Group, Inc. , International Wire
               Holding Company, the several lenders from time to time parties thereto, Chase Manhattan Bank, as Administrative Agent, and
               Bankers Trust Company, as Documentation Agent.*

 10.34+        Employment Agreement, dated as of September 25, 1996, among
               International Wire Holding Company and International Wire Group,
               Inc. and Joseph M. Fiamingo.*

 10.35+        Employment Agreement, dated as of March 5, 1996, among
               International Wire Holding Company and International Wire Group,
               Inc. and Robert C. Kozlowski.*

 10.36+        Option Agreement, dated as of November 5, 1995, between
               International Wire Holding Company and Joseph M. Fiamingo.*

 10.37+        Option Agreement, dated as of March 5, 1996, between
               International Wire Holding Company and Robert C. Kozlowski.*

 10.38+        Option Agreement, dated as of November 6, 1996, between
               International Wire Holding Company and Joseph M. Fiamingo.*

 21.1          Subsidiaries of International Wire Group, Inc.*

 27.0          Financial Data Schedule

--------------
(1) Incorporated by reference to the Registration Statement on Form S-1 (33-93970) of International Wire Group, Inc. as declared effective by the Securities and Exchange Commission on September 29, 1995.
(2) Incorporated by reference to the Current Report on Form 8-K of International Wire Group, Inc. as filed with the Securities Exchange Commission on March 20, 1996.
(3) Incorporated by reference to the Quarterly Report on Form 10-Q of International Wire Group, Inc. for the fiscal quarter ended September 30, 1995.
(4) Incorporated by reference to the Annual Report on Form 10-K of International Wire Group, Inc. for the fiscal year ended December 31, 1995.
*    Filed herewith.
+    Indicates compensatory plan or arrangement.