Form 10-Q
period 1997-03-31
INTERNATIONAL WIRE GROUP INC
filed 1997-05-12
CIK 947429

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q
(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  March 31, 1997
-------------------------------------------------
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

                                                   Outstanding at
           Class                                   April 30, 1997

International Wire Group, Inc.
  Common Stock                                              1,000

INTERNATIONAL WIRE GROUP, INC.



                                                        INDEX                   Page
PART I - FINANCIAL INFORMATION

  International Wire Group, Inc.
    Consolidated Balance Sheets as of March 31, 1997 and December 31, 1996        3
    Consolidated Statements of Operations for the three months ended March 31,
      1997 and the three months ended March 31, 1996                              4
    Consolidated statement of cash flows for the three months ended March 31,
      1997 and three months ended March 31, 1996                                  5
    Notes to Consolidated Financial Statements                                    6
  Management's Discussion and Analysis of Financial Condition and Results
  of Operations                                                                  11

PART II - OTHER INFORMATION                                                      14

SIGNATURES                                                                       15

INTERNATIONAL WIRE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                                                                   March 31,            December 31,
                                                                                     1997                   1996
                                                                            ------------------------ --------------------
   ASSETS                                                                         (Unaudited)

   Current assets:
     Cash................................................................     $          3,825         $             --
     Accounts receivable, less allowance of $ 1,343
       and $1,363, respectively..........................................              106,032                   71,181
     Inventories.........................................................               72,830                   60,362
     Prepaid expenses and other..........................................                9,679                    5,060
     Deferred income taxes...............................................                4,741             _______4,741
       Total current assets..............................................              197,107                  141,344
   Property, plant and equipment, net....................................              158,719                  118,551
   Deferred financing costs, net.........................................               23,401                   21,222
   Intangible assets, net................................................              247,980                  244,655
   Other assets..........................................................                7,100                    5,248
       Total assets......................................................           $  634,307         $        531,020

   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

   Current liabilities:
     Current maturities of long-term obligations.........................           $   21,944         $         20,948
     Accounts payable....................................................               45,155                   45,832
     Accrued and other liabilities.......................................               56,512                   41,183
     Accrued interest....................................................                9,649                    4,648
       Total current liabilities.........................................              133,260                  112,611
   Long-term obligations, less current maturities........................              510,818                  426,719
   Deferred income taxes.................................................               15,532                   14,719
   Other long-term liabilities...........................................               18,856                   12,162
       Total liabilities.................................................              678,466                  566,211
   Stockholders' equity (deficit):
     Common stock, $.01 par value, 1,000 shares
       authorized, issued and outstanding................................                    0                        0
     Series A Senior Cumulative Exchangeable
       Redeemable Preferred Stock, $.01 par value,
       $25 liquidation value, 400,000 shares authorized,
   issued and outstanding................................................                   --                        4
     Contributed capital.................................................              114,080                  125,340
     Carryover of predecessor basis......................................              (67,762)                 (67,762)
     Accumulated deficit.................................................              (90,477)                 (92,773)
       Total stockholders' equity (deficit)..............................              (44,159)                 (35,191)
       Total liabilities and stockholders' equity (deficit)
                                                                                   $   634,307         $        531,020

See accompanying notes to the consolidated financial statements

INTERNATIONAL WIRE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)


                                                                                             Three Months          Three Months
                                                                                                Ended                 Ended
                                                                                              March 31,             March 31,
                                                                                                 1997                  1996
                                                                                         --------------------- ---------------------


Net sales.......................................................................               $  176,153              $  118,807
Operating expenses:
  Cost of goods sold............................................................                  137,913                  93,475
  Selling, general and
    administrative..............................................................                   13,308                   9,721
  Depreciation and amortization.................................................                    7,511                   6,044
  Inventory valuation adjustment................................................                       --                   2,000
  Expenses related to plant
    closings....................................................................                      500                   4,000
Operating income................................................................                   16,921                   3,567
Other income (expense):
  Interest expense..............................................................                  (12,011)                 (9,572)
  Amortization of deferred
    financing costs.............................................................                     (995)                   (723)
  Other, net....................................................................                       11                      89
Income (loss) before income tax provision.......................................                    3,926                  (6,639)
Income tax provision............................................................                    1,630                     255
Net income (loss)...............................................................               $    2,296              $   (6,894)

See accompanying notes to the consolidated financial statements

INTERNATIONAL WIRE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                             Three Months            Three Months
                                                                                Ended                    Ended
                                                                              March 31,                March 31,
                                                                                  1997                     1996
                                                                       ------------------------ ------------------------

Cash flows provided by (used in) operating
  activities:
  Net income(loss)..................................................        $     2,296               $   (6,894)
  Adjustments to reconcile net income (loss) to       net cash
provided by (used in) operating        activities:
    Depreciation and amortization...................................              7,511                    6,044
    Amortization of deferred financing costs........................                995                      723
    Inventory valuation adjustment..................................                 --                    2,000
    Change in assets and liabilities, net of
      acquisitions:
      Accounts receivable...........................................            (19,379)                  (8,568)
      Inventories...................................................             12,958                      292
      Prepaid expenses and other....................................             (1,159)                    (335)
      Accounts payable..............................................            (14,655)                  (3,150)
      Accrued and other liabilities.................................              1,963                    2,743
      Accrued interest..............................................              5,001                    6,517
      Other long-term liabilities...................................               (139)                    (101)
Net cash used in operating                                                       (4,608)                    (729)
activities...............................
Cash flows provided by (used in) investing
  activities:
  Acquisitions, net of cash.........................................            (58,996)                (160,259)
  Capital expenditures     .........................................             (3,038)                  (2,537)
Net cash from investing activities..................................            (62,034)                (162,796)
Cash flows provided by (used in) financing
  activities:
  Equity proceeds...................................................                 --                   45,039
  Proceeds from issuance of long-term
    obligations.....................................................             65,000                  128,200
  Borrowing of long-term obligations......................                       10,095                    3,100
  Cash dividends paid on preferred stock............................             (1,378)                      --
  Financing fees and other..........................................             (3,250)                  (7,800)
Net cash from financing activities..................................             70,467                  168,539
Net change in cash and cash equivalents.............................              3,825                    5,014
Cash at beginning of the
  period............................................................                 --                       --
Cash at end of the period...........................................        $     3,825               $    5,014

See accompanying notes to the consolidated financial statements

INTERNATIONAL WIRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

1.    The Company

International Wire Group, Inc. ("Group" or the "Company"), a Delaware corporation, was formed to participate in the transactions contemplated by the IW Acquisition (as described below). On June 12, 1995, Wirekraft Holdings Corp. ("Wirekraft"), Omega Wire Corp. ("Omega"), International Wire Holding Company ("Holding", the parent company of Group), Group, Wirekraft Acquisition Company and certain shareholders of Wirekraft and Omega entered into a series of acquisitions and mergers (the "IW Acquisition") pursuant to which Group acquired all of the common equity securities (and all securities convertible into such securities) of Wirekraft and all of the common equity securities of Omega. On March 5, 1996, Wire Technologies, Inc. ("Wire Technologies"), a wholly-owned subsidiary of the Company, acquired the businesses of Hoosier Wire, Inc., Dekko Automotive Wire, Inc., Albion Wire, Inc. and Silicones,
Inc., a group of affiliated companies operating together under the tradename Dekko Wire Technology Group (the "DWT Acquisition"). On February 12, 1997, the Company acquired all of the issued and outstanding common stock of Camden Wire Co., Inc.("Camden")a wholly-owned subsidiary of Oneida LTD. (the "Camden Acquisition"). See Note 3.

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

2.    Basis of Presentation

Unaudited Interim Consolidated Financial Statements

The unaudited interim consolidated financial statements reflect all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. The results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for a full fiscal year.

Statement of Cash Flows

Interest and taxes paid for the three months ended March 31, 1997 were $7,010 and $166, respectively.

3.       Camden Acquisition

On  February  12,  1997,  the  completed  the  Camden  Acquisition.   The  total
consideration of $65,000 paid in connection with the Camden Acquisition, including fees and expenses, consisted of (i) cash and (ii) the assumption of debt related to Industrial Revenue Bonds. The cash portion of the consideration paid and the transaction fees and expenses incurred in connection with the Camden Acquisition were funded with $65,000 of senior debt under the Amended and Restated Credit Agreement.

INTERNATIONAL WIRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


The Camden Acquisition was accounted for using the purchase method of accounting whereby the total acquisition cost has been preliminarily allocated to the consolidated assets and liabilities based upon their estimated respective fair values. The purchase price allocations are still in process. It is not expected that the final allocation of the purchase cost will result in a materially different allocation than is presented herein. The total acquisition cost is preliminarily allocated to the acquired net assets as follows:

             Current assets......................................................           $49,666
             Property, plant & equipment.........................................            42,041
             Goodwill............................................................             3,572
             Other, non-current..................................................             1,728
             Fees and costs......................................................             3,250
             Current liabilities.................................................           (27,612)
             Other liabilities...................................................            (7,645)
                                                                                            $65,000

Unaudited pro forma results of operations of the Company for the three months ended March 31, 1997 and March 31, 1996 are included below. Such pro forma presentation has been prepared assuming that the Camden Acquisition and related financing had occurred as of January 1, 1997 and January 1, 1996, respectively, and that the DWT Acquisition and related financing had occurred as of January 1, 1996.

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                          1997              1996
                                                                                    ----------------- ------------------
          Net sales..............................................................          $195,144          $180,568
          Net income (loss)......................................................          $  1,231          $ (3,939)

4.    Inventories

 Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out ("LIFO") method.

         The composition of inventories at March 31, 1997 is as follows:


          Raw materials........................................................................  $   33,946
          Work-in-process .....................................................................      16,743
          Finished goods ......................................................................      22,141
           Total                                                                                 $   72,830

INTERNATIONAL WIRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


5.       Long-Term Obligations
         The composition of long-term obligations at March 31, 1997 is as follows:

          Credit Agreement:
            Revolving credit facility..........................................................  $   18,800
            Term facility .....................................................................     331,488
          Senior subordinated and exchange notes...............................................     160,000
          Industrial revenue bonds                                                                   15,500

          Other                                                                                       6,974
                                                                                                    532,762
          Less, current maturities.............................................................     (21,944)
                                                                                                 $  510,818

         The schedule of principal payments for long-term obligations at March 31, 1997 is as follows:


          1997                                                                                   $   16,173
          1998                                                                                       24,153
          1999                                                                                       29,493
          2000                                                                                       62,669
          2001                                                                                       57,508
          Thereafter...........................................................................     342,766
            Total                                                                                $  532,762


In connection with the Camden Acquisition, Holding and the Company entered into an Amended and Restated Credit Agreement dated as of February 12, 1997 with certain financial institutions. The Amended and Restated Credit Agreement provides senior secured financing of up to $428.5 million, consisting of an $111.0 million, Term A loan, an $115.0 million Term B loan, an $127.5 million Term C loan (collectively the "Term Facility") and a $75.0 million revolving loan and letter of credit facility (the "Revolver").
Mandatory principal payments of the Term Facility are due in quarterly installments. The final installment on the Term A loan is due September 30, 2000 at which time the Revolver is also due. The final installments on the Term B Loan and Term C Loan are due September 30, 2002 and September 30, 2003, respectively.

Borrowings under the Term A Loan and Revolver bear interest, at the option of Group, at a rate per annum equal to (a) the Alternate Base Rate (as defined in the Amended Credit Agreement) plus 1.5% or (b) the Eurodollar Rate (as defined in the Amended Credit Agreement) plus 2.5%. Borrowings under the Term B Loan bear interest, at the option of Group, at a rate per annum equal to (a) the Alternate Base Rate (as defined in the Amended and Restated Credit Agreement) plus 2.0% or (b) the Eurodollar Rate (as defined in the Amended and Restated Credit Agreement) plus 3.0%. Borrowings under the Term C Loan bear interest, at the option of Group, at a rate per annum equal to (a) the Alternate Base Rate (as defined in the Amended and Restated Credit Agreement plus 2.5% or (b) the Eurodollar Rate (as defined in the Amended and Restated Credit Agreement) plus 3.5%. The Alternate Base Rate and Eurodollar Rate margins are established quarterly based on a formula as defined in the Amended and Restated Credit Agreement. Interest payment dates vary depending on the interest rate option to which the Term Facility and the Revolver are tied, but generally interest is payable quarterly. The Amended and Restated Credit Agreement

INTERNATIONAL WIRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


contains several financial covenants which, among other things, require Group to maintain certain financial ratios and restrict Group's ability to incur indebtedness, make capital expenditures and pay dividends.

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

Exchange Notes

In February 1997, the Company exchanged $10,000 of Series A Senior Cumulative Exchangeable Redeemable Preferred Stock (the "Preferred Stock") for 14.0% Senior Subordinated Notes due June 1, 2005 (the "Exchange Notes")and paid all dividends in arrears related to the Preferred Stock. The Exchange Notes were issued under an indenture dated February 12, 1997 (the "Exchange Indenture"). The Exchange Notes represent unsecured general obligations of Group, are subordinated to all Senior Indebtedness (as defined in the Exchange Indenture)of Group and rank on equal terms with the Senior Notes.

The Exchange Notes are fully and unconditionally (as well as jointly and severally) guaranteed on an unsecured, senior subordinated basis by each subsidiary of the Company (the "Guarantor Subsidiaries") other than Electro Componentes de Mexico, S.A. de C.V. and Wirekraft Industries de Mexico, S.A. de C.V. (The "Non-Guarantor Subsidiaries"). Each of the Guarantor Subsidiaries and Non-Guarantor Subsidiaries is wholly owned by the Company. Separate financial statements for the respective Guarantor Subsidiaries are not contained herein because the aggregate net assets, liabilities, earnings and equity of the Guarantor Subsidiaries is substantially equivalent to the net assets, liabilities, earnings and equity of the Company on a consolidated basis.

The Exchange Notes mature on June 1, 2005. Interest on the Exchange Notes is payable semi-annually on each June 1 and December 1. The Exchange Notes bear interest at the rate of 14.0% per annum. The Exchange Notes may not be redeemed prior to June 1, 2000, except in the event of a Change of Control (as defined) or Initial Public Offering (as defined) and at such applicable premium (as defined). The Exchange Notes are redeemable, at the Company's option, at the redemption prices of 105.875% at June 1, 2000, and at decreasing prices to 100% at June 1, 2003, and thereafter, with accrued interest. In addition, prior to June 1, 1998, the Company may redeem within guidelines specified in the Indenture, up to $3,000 of

INTERNATIONAL WIRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


the Exchange Notes with the proceeds of one or more Equity Offerings (as defined) by the Company or Holding at a redemption price of 110%, with accrued interest.

Industrial Revenue Bonds

In connection with the Camden Acquisition the company assumed debt related to two Industrial Revenue Bonds (the "IRB's"), totaling $15,500. The IRB's are due in August 2005 and March 2016 in the amounts of $9,000 and $6,500 respectively. The IRB's bear interest at a rate per annum which is tied to the Tax Exempt Money Market Index. Rates change weekly and interest is paid monthly.

6.       Plant Closing Expense

In March, 1997, the Company recorded a pretax charge to operations of $500 to provide for plant closing costs. The plant closing costs relate to consolidating a wire segment facility and include provisions for certain shut-down and severance related costs.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis includes the results of operations for the three months ended March 31, 1997 compared to the three months ended March 31, 1996. Included in the three months ended March 31, 1997 are the results of operations of Camden Wire, Co., Inc. ("Camden Wire") from February 12, 1997, the date of acquisition.

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

                                                RESULTS OF OPERATIONS
                                                    (In thousands)

                                                                                     Three Months Ended
                                                                                           March 31,
                                                                                      1997            1996
                                                                                  -------------- ---------------

Wire sales......................................................................       $131,436       $ 77,868
Harness sales...................................................................         44,717         40,939
  Net sales.....................................................................        176,153        118,807
Cost of goods sold..............................................................        137,913         93,475
Selling, general and administrative.............................................         13,308          9,721
Depreciation and amortization...................................................          7,511          6,044
Inventory valuation adjustment..................................................             --          2,000
Expenses related to plant closings..............................................            500          4,000
Operating income................................................................       $ 16,921       $  3,567

RESULTS OF OPERATIONS

Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996

Net sales for the three months ended March 31, 1997 were $176.2 million, representing a $57.3 million or 48.3% increase compared to the first three months of 1996. Wire segment sales increased $53.6 million, or 68.8%, in the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. This increase was primarily the result of the DWT Acquisition, the Camden Acquisition, and growth in the company's computer and electronics, control signal and security and alarm accounts. The three months ended March 31, 1997 included the operations of Wire Technologies for the full quarter, while the same period in 1996 included the operations of Wire Technologies from March 5, 1996. Wire Technology sales increased $26.9 million for the three months ended March 31, 1997, as compared to the three months ended March 31, 1996. In addition, the first quarter of 1997 includes $25.4 million of net sales from Camden Wire. This growth was partially offset by a decline in the average price of copper during the three months ended March 31, 1997 compared to the same period in 1996. In general, the Company prices its products based upon a spread over the cost of copper, which results in a decreased dollar value of sales when copper prices decrease. The average price of copper based upon the New York Commodity Exchange, Inc. ("COMEX") declined to $1.11 per pound over the three months ended March 31, 1997 from $1.18 per pound over the three months ended March 31, 1996.
Within the harness segment, sales increased $3.8 million or 9.2 % for the three months ended March 31, 1997 compared to the same period in 1996. This increase was due to higher sales to General Electric Company and most other major harness customers.



Cost of goods  sold as a  percent  of sales  decreased  to 78.3%  for the  three months ended March 31, 1997 from 78.7% for the three months ended March 31, 1996. This decrease reflected lower current-period costs achieved through the transition of certain harness segment business to lower cost Mexican facilities, savings realized from plant consolidation actions taken in 1996, products are typically priced at a spread over the cost of copper, a lower copper price leads to a higher gross margin percentage but generally has no impact on gross margin dollars.

Selling, general and administrative expenses were $13.3 million in the first quarter of 1997 compared to $9.7 million for the first quarter of 1996. This $3.6 million dollar increase reflected the addition of Camden Wire and the effect of including Wire Technologies for the entire first quarter of 1997. Expressed as a percent of sales, selling, general and administrative expenses decreased from 8.2% for the three month period ended March 31, 1996 to 7.6% for the three-month period ended March 31, 1997. This improvement as a percent of sales reflected synergies created as the result of the DWT Acquisition and increased sales volume.

A $2.0 million pre-tax inventory valuation charge was recorded in the first quarter of 1996. This was the result of an adjustment to the LIFO valuation of copper in inventory reflecting the decrease in the copper cost per pound from December 31, 1995 to March 31, 1996. During the first quarter of 1997 a similar decrease did not occur. A $4.0 million pre-tax charge to operations was recorded in March, 1996, representing plant closing costs. The closing costs related to shutting down and consolidating several wire segment facilities. During the same period in 1997 the Company recorded a $.5 million pre-tax charge to operations for consolidating a wire segment facility.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $4.6 million for the three months ended March 31, 1997, compared to $.7 million used in operating activities for the three months ended March 31, 1996. The fluctuation was primarily due to changes in working capital.

Net cash used in investing activities was $62.0 million for the first quarter of 1997 and includes (i) acquisition costs of $59.0 million, related to the Camden Acquisition and (ii) capital expenditures of $3.0 million. Net cash used in investing activities was $162.8 million for the first quarter of 1996 and represented (i) acquisition costs of $160.3 million related to the acquisition of Dekko Wire Technology Group and (ii) capital expenditures of $2.5 million.

Net cash provided by financing activities was $70.5 million for the three months ended March 31, 1997 and includes (i) proceeds of $65.0 million from the issuance of long-term obligations, (ii) net borrowings of $10.1 million under debt obligations, (iii) payments of $3.2 million related to financing fees and (iv) cash dividends of $1.4 million related to the Preferred Stock.
Net cash provided by financing activities was $168.5 million for the three months ended March 31, 1996 and includes (i) proceeds of $173.2 million from the issuance of equity securities and long-term obligations, (ii) net borrowings of $3.1 million under debt obligations and (iii) payments of $7.8 million related to financing fees.

PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

(a)   Exhibits
    Exhibit 27.1 - Financial Data Schedule

(b) Reports on Form 8-K
      No reports on Form 8-K have been filed during the three months ended March 31,1997.

SIGNATURES





Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                      INTERNATIONAL WIRE GROUP, INC.


Dated:  May 12, 1997                    By   :       /s/ JAMES N. MILLS
                                             _____________________________
                                      Name : James N. Mills
                                      Title: Chairman of the Board and
                                             Chief Executive Officer
                                             (Principal Executive Officer of
                                             International Wire Group, Inc.)


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