Form 10-Q
period 1997-06-30
INTERNATIONAL WIRE GROUP INC
filed 1997-08-14
CIK 947429

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q
(Mark One)
 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended June
30,
1997
-------------------------------------------------
                          OR

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

                                              Outstanding at
           Class                              July 31, 1997

International Wire Group, Inc.
  Common Stock                                    1,000

INTERNATIONAL WIRE GROUP, INC.

                                                        INDEX
PART I - FINANCIAL INFORMATION                                                                                       Page

  International Wire Group, Inc.
    Consolidated Balance Sheets as of June 30, 1997 and December 31, 1996                                               3
    Consolidated Statements of Operations for the three and six months ended June 30,1997 and the three
      and six months ended June 30, 1996...................................................................             4
    Consolidated Statements of Cash Flows for the six months
      ended June 30, 1997 and six months ended June 30, 1996...............................................             5
    Notes to Consolidated Financial Statements.............................................................             6
  Management's Discussion and Analysis of Financial Condition and Results
    of Operations..........................................................................................            11

PART II - OTHER INFORMATION................................................................................            14

SIGNATURES.................................................................................................            15

INTERNATIONAL WIRE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)


                                                                                   June 30,             December 31,
                                                                            ------------------------ --------------------
                                                                                     1997                   1996
                                                                            ------------------------ --------------------
   ASSETS                                                                         (Unaudited)
   Current assets:
     Accounts receivable, less allowance of $ 1,418
       and $1,363, respectively..........................................           $  100,307         $         71,181
     Inventories.........................................................               65,066                   60,362
     Prepaid expenses and other..........................................               11,119                    5,060
     Deferred income taxes...............................................                4,741                    4,741
       Total current assets..............................................              181,233                  141,344
   Property, plant and equipment, net....................................              156,513                  118,551
   Deferred financing costs, net.........................................               24,890                   21,222
   Intangible assets, net................................................              244,931                  244,655
   Other assets..........................................................                7,229                    5,248
       Total assets......................................................           $  614,796         $        531,020

   LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

   Current liabilities:
     Current maturities of long-term obligations.........................           $    4,463         $         20,948
     Accounts payable....................................................               42,065                   45,832
     Accrued and other liabilities.......................................               53,706                   41,183
     Accrued interest....................................................                2,716                    4,648
       Total current liabilities.........................................              102,950                  112,611
   Long-term obligations, less current maturities........................              521,296                  426,719
   Deferred income taxes.................................................               14,719                   14,719
   Other long-term liabilities...........................................               19,746                   12,162
       Total liabilities.................................................              658,711                  566,211
   Stockholders' equity (deficit):
     Common stock, $.01 par value, 1,000 shares
       authorized, issued and outstanding................................                    0                        0
     Series A Senior Cumulative Exchangeable
       Redeemable Preferred Stock, $.01 par value,
       $25 liquidation value, 400,000 shares            authorized,
   issued and outstanding................................................                   --                        4
     Contributed capital.................................................              114,193                  125,340
     Carryover of predecessor basis......................................              (67,762)                 (67,762)
     Accumulated deficit.................................................              (90,346)                 (92,773)
       Total stockholder's equity (deficit)..............................              (43,915)                 (35,191)
       Total liabilities and stockholder's equity (deficit)..............          $   614,796          $       531,020

See accompanying notes to the consolidated financial statements

INTERNATIONAL WIRE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

                                                                    Three Months                           Six Months
                                                                       Ended                                  Ended
                                                                      June 30,                              June 30,
                                                        ------------------ ------------------ ------------------- ------------------
                                                              1997               1996                1997               1996
                                                       ------------------ ------------------ ------------------- ------------------
Net sales............................  $ 189,398 $ 147,309 $ 365,551 $ 266,116
Operating expenses:
  Cost of goods sold..................   146,465   114,493   284,378   207,968
  Selling, general and administrative.    14,411    10,857    27,719    20,578
  Depreciation and amortization.......     8,656     6,902    16,167    12,946
Inventory valuation adjustment                --     6,500       --      8,500
  Expenses related to plant closings..        --        --       500     4,000
Operating income......................    19,866     8,557    36,787    12,124
Other income (expense):
  Interest expense....................   (13,369)  (11,011)  (25,380)  (20,583)
  Amortization of deferred
    financing costs...................    (1,062)   (1,091)   (2,057)   (1,814)
  Other, net..........................        --        43        11       132
Income (loss) before income taxes and
  extraordinary item..................     5,435    (3,502)    9,361   (10,141)
Income tax provision..................     2,313       320     3,943       575
Income (loss) before
  extraordinary item..................     3,122    (3,822)    5,418   (10,716)
Extraordinary item - loss related to
 early extinguishment of debt,net of
 taxes of $1,995......................    (2,991)       --    (2,991)               --
Net income (loss).....................  $    131  $ (3,822)  $ 2,427  $ (10,716)

 See accompanying notes to the consolidated financial statements

INTERNATIONAL WIRE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                              Six Months              Six Months
                                                                                Ended                    Ended
                                                                               June 30,                June 30,
                                                                       ------------------------ ------------------------
                                                                                  1997                     1996
                                                                       ------------------------ ------------------------

Cash flows provided by (used in) operating
  activities:
    Net income(loss)................................................        $     2,427              $   (10,716)
    Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
       Depreciation and amortization................................             16,167                   12,946
       Amortization of deferred financing costs.....................              2,057                    1,814
       Extraordinary loss on early extinguishment of debt........                 4,986                       --
       Inventory valuation adjustment...............................                 --                    8,500
       Change in assets and liabilities, net of
         acquisitions:
          Accounts receivable.......................................            (13,654)                 (11,380)
          Inventories...............................................             20,482                    5,541
          Prepaid expenses and other................................             (4,220)                  (2,751)
          Accounts payable..........................................            (17,522)                  (8,546)
          Accrued and other liabilities.............................             (2,284)                   3,111
          Accrued interest..........................................             (1,932)                   1,161
          Income taxes payable/refundable...........................                 --                    4,001
          Other long-term liabilities...............................              1,824                     (203)
Net cash provided by operating                                                    8,331                    3,478
activities...........................
Cash flows provided by (used in) investing
  activities:
    Acquisitions, net of cash.......................................            (58,996)                (160,259)
    Capital expenditures, net.......................................             (7,679)                  (5,486)
Net cash from investing activities..................................            (66,675)                (165,745)
Cash flows provided by (used in) financing
  activities:
    Equity proceeds.................................................                 --                   45,039
    Proceeds from issuance of long-term obligations.................            228,125                  128,200
  Borrowing(repayment)of long-term obligations......................           (162,992)                    (336)
  Cash dividends paid on preferred stock............................             (1,378)                      --
  Financing fees and other..........................................             (5,411)                  (7,800)
Net cash from financing activities..................................             58,344                  165,103
Net change in cash and cash equivalents.............................                 --                    2,836
Cash at beginning of the
  period............................................................                 --                       --
Cash at end of the period...........................................       $         --              $     2,836

See accompanying notes to the consolidated financial statements

INTERNATIONAL WIRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)
(Unaudited)

1.    The Company

         International  Wire  Group,  Inc.  ("Group" or
         the "Company"),  a Delaware  corporation,  was
         formed  to  participate  in  the  transactions
         contemplated   by  the  IW   Acquisition   (as
         described    below).   On   June   12,   1995,
         Wirekraft Holdings Corp. ("Wirekraft"),  Omega
         Wire  Corp.   ("Omega"),   International  Wire
         Holding   Company   ("Holding",   the   parent
         company    of   Group),    Group,    Wirekraft
         Acquisition  Company and certain  shareholders
         of Wirekraft  and Omega  entered into a series
         of   acquisitions   and   mergers   (the   "IW
         Acquisition")    pursuant   to   which   Group
         acquired all of the common  equity  securities
         (and  all  securities  convertible  into  such
         securities)   of  Wirekraft  and  all  of  the
         common equity  securities  of Omega.  On March
         5,  1996,  Wire   Technologies,   Inc.  ("Wire
         Technologies"),  a wholly-owned  subsidiary of
         the  Company,   acquired  the   businesses  of
         Hoosier Wire,  Inc.,  Dekko  Automotive  Wire,
         Inc.,  Albion Wire, Inc. and Silicones,  Inc.,
         a  group  of  affiliated  companies  operating
         together   under  the  tradename   Dekko  Wire
         Technology Group (the "DWT  Acquisition").  On
         February  12, 1997,  the Company  acquired all
         of the issued and outstanding  common stock of
         Camden   Wire   Co.,    Inc.("Camden   Wire")a
         wholly-owned  subsidiary  of Oneida LTD.  (the
         "Camden Acquisition").  See Note 3.

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

2.    Basis of Presentation

         Unaudited Interim Consolidated Financial
         Statements

         The unaudited interim consolidated financial statements reflect all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. The results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for a full fiscal year.

         Statement of Cash Flows

         Interest and taxes paid for the six months ended June 30, 1997 were $27,312 and $1,721, respectively.

         Recently Issued Accounting Standards

         Statement  of Financial  Accounting  Standards
         No. 130,  Reporting  Comprehensive  Income, is
         effective for years  beginning  after December
         15,  1997.  This  statement  requires  that an
         enterprise    classify    items    of    other
         comprehensive  income  by their  nature in the
         financial    statements    and   display   the
         accumulated  balance  of  other  comprehensive
         income  separately from retained  earnings and
         additional   paid-in  capital  in  the  equity
         section of the statement of position.

         Statement  of Financial  Accounting  Standards
         No.  131,  Disclosures  about  Segments  of an
         Enterprise   and   Related   Information,   is
         effective for years  beginning  after December
         15,  1997.  This  statement  requires  that  a
         public   business    report    financial   and
         descriptive information about its reportable business segments.

         The Company  believes that the future adoption
         of   these   statements   will   not   have  a
         significant   impact   on   the   results   of
         operations of financial position but will have disclosure requirements.

3.       Camden Acquisition

         On February  12, 1997,  the Company  completed
         the    Camden    Acquisition.     The    total
         consideration  of $65,000  paid in  connection
         with the Camden  Acquisition,  including  fees
         and  expenses,  consisted of (i) cash and (ii)
         the  assumption  of debt related to Industrial
         Revenue   Bonds.   The  cash  portion  of  the
         consideration  paid and the  transaction  fees
         and expenses  incurred in connection  with the
         Camden  Acquisition  were funded with  $65,000
         of senior debt under the Amended and  Restated
         Credit Agreement.

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

             Current assets............................     $48,033
             Property, plant & equipment...............      42,041
             Goodwill..................................       3,802
             Other, non-current........................       1,696
             Fees and costs............................       3,250
             Current liabilities.......................     (28,062)
             Other liabilities.........................      (5,760)
                                                            $65,000

         Unaudited  pro forma  results of operations of
         the Company for the six months  ended June 30,
         1997  and June 30,  1996 are  included  below.
         Such pro forma  presentation has been prepared
         assuming  that  the  Camden   Acquisition  and
         related  financing  had occurred as of January
         1, 1997 and January 1, 1996, respectively, and that the DWT Acquisition and related financing had occurred as of January 1, 1996.

                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                    ----------------- ------------------
                                                                                          1997              1996
                                                                                    ----------------- ------------------
          Net sales..............................................................          $384,542          $363,134
          Net income (loss)......................................................          $  1,366          $ (6,551)

4.    Inventories

         Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out ("LIFO") method.

         The composition of inventories at June 30, 1997 is as follows:


          Raw materials........................................................................  $   26,033
          Work-in-process .....................................................................      18,305
          Finished goods ......................................................................      20,728
           Total                                                                                 $   65,066

         INTERNATIONAL WIRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


5.       Long-Term Obligations
         The composition of long-term obligations at June 30, 1997 is as follows:

          Credit Agreement:
            Revolving credit facility..........................................................  $       --
            Term facility .....................................................................     185,500
          Senior Subordinated Notes............................................................     150,000
          Series B Senior Subordinated Notes...................................................     150,000
          Series B Senior Subordinated Notes Premium...........................................      13,036
          Exchange notes.......................................................................       5,000
          Industrial revenue bonds.............................................................      15,500
          Other                                                                                       6,723
                                                                                                    525,759
          Less, current maturities.............................................................       4,463
                                                                                                 $  521,296


         The   schedule  of   principal   payments  for
         long-term obligations at June 30, 1997 is as follows:


          1997                                                                                   $   2,251
          1998                                                                                       4,424
          1999                                                                                       5,674
          2000                                                                                       6,924
          2001                                                                                       8,174
          Thereafter...........................................................................    485,276
            Total                                                                                $ 512,723

         During the second quarter of 1997 the Company issued $150,000 of 11.75% Series B Senior
         Subordinated  Notes due June  2005,  priced at
         108.75% The proceeds of this issuance were used to pay down the term facility of the Credit Agreement.

         Credit Agreement

         In   connection   with  the  Series  B  Senior
         Subordinated   Note   issuance,   the  Company
         amended  the  Amended  and   Restated   Credit
         Agreement  dated June 17,  1997,  with certain
         financial  institutions.   This  amendment  to
         the  Amended  and  Restated  Credit  Agreement
         provides  senior  secured  financing  of up to
         $260,500,  consisting of a $25,000 Term A loan
         and  a  $160,500  Term  B  loan  (collectively
         called  the  "Term  Facility")  and a  $75,000
         revolving  loan and letter of credit  facility
         (the    "Revolver").    Mandatory    principal
         payments of the Term Facility are due in quarterly installments. The final installment on the Term A loan is due September 30, 2002 at which time the Revolver is also due. The final installment on the Term B Loan is due
         September 30, 2003.

         Borrowings  under the Term A Loan and Revolver
         bear  interest,  at the option of Group,  at a
         rate  per  annum  equal  to (a) the  Alternate
         Base Rate (as  defined in the  Amended  Credit
         Agreement)  plus  .5%  or (b)  the  Eurodollar
         Rate  (as  defined  in  the   Amended   Credit
         Agreement)  plus  1.5%.  Borrowings  under the
         Term B Loan bear  interest,  at the  option of
         Group,  at a rate per  annum  equal to (a) the
         Alternate   Base  Rate  (as   defined  in  the
         Amended  Credit  Agreement)  plus  1.0% or (b)
         the   Eurodollar   Rate  (as  defined  in  the
         Amended  Credit   Agreement)  plus  2.0%.  The
         Alternate  Base  Rate  and   Eurodollar   Rate
         margins are  established  quarterly based on a
         formula  as  defined   in  the   Amended   and
         Restated Credit  Agreement.  Interest  payment
         dates  vary  depending  on the  interest  rate
         option  to  which  the Term  Facility  and the
         Revolver are tied,  but generally  interest is
         payable    quarterly.    The    Amended    and
         Restated Credit Agreement contains  several

         INTERNATIONAL WIRE GROUP, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         - (continued)

         financial   covenants   which,   among   other
         things,  require  Group  to  maintain  certain
         financial  ratios and restrict Group's ability
         to   incur    indebtedness,    make    capital
         expenditures and pay dividends.

         Senior Subordinated  Notes

         The  Senior   Subordinated   Notes  issued  in
         connection  with  the   Acquisitions  and  the
         Series B Senior  Subordinated  Notes issued in
         connection   with   refinancing  of  the  Term
         Facility   (collectively  called  the  "Senior
         Notes") were issued under  similar  indentures
         (the  "Indentures")  dated  June 12,  1995 and
         June 17, 1997 respectively. The Senior Notes represent unsecured general obligations of
         Group and are  subordinated to all Senior Debt
         (as defined in the Indenture) of Group.

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

         In  June   1997,   the   Company   offered  to
         repurchase its Exchange Notes for a cash price of 113% of the principal amount, plus accrued interest. As a result of this offer, the Company acquired $5,000 principal amount of these notes.

         The    Exchange    Notes    are    fully   and
         unconditionally   (as  well  as  jointly   and
         severally) guaranteed on an unsecured,  senior
         subordinated    basis   by   each    Guarantor
         Subsidiary   other   than  the   Non-Guarantor
         Subsidiaries.    Each    of   the    Guarantor
         Subsidiaries  and  Non-Guarantor  Subsidiaries
         is  wholly  owned  by  the  Company.  Separate
         financial   statements   for  the   respective
         Guarantor   Subsidiaries   are  not  contained
         herein   because  the  aggregate  net  assets,
         liabilities,   earnings   and  equity  of  the
         Guarantor    Subsidiaries   is   substantially
         equivalent to the net assets, liabilities, earnings and equity of the Company on a consolidated basis.

         The  Exchange  Notes  mature on June 1,  2005.
         Interest on the Exchange Notes is payable semi-annually on each June 1 and December 1.
         The Exchange Notes bear interest at the rate of 14.0% per annum. The Exchange Notes may not be redeemed prior to June 1, 2000, except in the event of a Change

         INTERNATIONAL WIRE GROUP, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         - (continued)

         of   Control   (as   defined)   and  at   such
         applicable    premium   (as   defined).    The
         Exchange   Notes   are   redeemable,   at  the
         Company's  option, at the redemption prices of
         105.875%  at June 1, 2000,  and at  decreasing
         prices   to  100%  at   June  1,   2003,   and
         thereafter, with accrued interest.

         Industrial Revenue Bonds

         In connection with the Camden  Acquisition the
         company    assumed   debt   related   to   two
         Industrial       Revenue       Bonds      (the
         "IRB's")totaling  $15,500.  The  IRB's are due
         in  August,   2005  and  March,  2016  in  the
         amounts  of $9,000  and  $6,500  respectively.
         The IRB's bear interest at a rate per annum which is tied to the Tax Exempt Money Market
         Index. Rates change weekly and interest is paid monthly.

6.       Plant Closing Expense

         In March,  1997, the Company recorded a pretax
         charge to  operations  of $500 to provide  for
         plant closing  costs.  The plant closing costs
         relate  to   consolidating   a  wire   segment
         facility  and include  provisions  for certain
         shut-down  and  severance   related  costs.  A
         summary of activity related to plant closing is as follows:

                                                                                          Six                 Six
                                                                                         Months             Months
                                                                                         Ended               Ended
                                                                                        June 30,           June 30,
                                                                                   ------------------- ------------------
                                                                                          1997               1996
                                                                                   ------------------- ------------------

           Balance beginning of period.....................................            $  2,462            $    700
           Charges to operations:
             Facility shut-down costs......................................                 375               2,500
             Lease commitments.............................................                 570
             Key personnel and severance costs.............................            _    125                 930
                                                                                            500               4,000
           Costs incurred:
             Facility shut-down costs......................................              (1,128)               (202)
             Lease commitments.............................................                (114)                 --
             Key personnel and severance costs.............................                (202)                 --
                                                                                         (1,444)               (202)
           Balance, end of period..........................................            $  1,518            $  4,498


7.       Income Taxes

         Wirekraft's  U.S.  income tax  returns for the
         years  1993-1995  are  being  reviewed  by the
         Internal   Revenue   Service.   The   proposed
         settlement is being  reviewed by the Joint Tax
         Committee. The Company believes that final settlement will not have a material adverse effect and that adequate amounts of taxes and related interest, if any, have been provided.

8.       Extraordinary   Items-Loss  Related  to  Early
         Retirement of Debt

         In June  1997,  the  Company  refinanced  debt
         under the Credit Agreement.  Accordingly,  the
         Company  recorded  an  extraordinary  loss  of
         $2,601,  net  of  income  tax  related  to the
         write-off  of  deferred   financing  fees.  In
         addition,  the Company  repurchased  $5,000 of
         the Exchange Notes. An  extraordinary  loss of
         $390,   net  of  income  tax,  was  recognized
         related to a prepayment premium.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The  following  discussion  and  analysis  includes the
results  of  operations  for the three  months  and six
months  ended  June  30,  1997  compared  to the  three
months   and  six   months   ended   June   30,   1996,
respectively.   Included  in  the  three  months  ended
March 31, 1997 and the six months ended June 30, 1997 are the results of operations of Camden Wire Co., Inc. ("Camden Wire") from February 12, 1997, the date of acquisition.

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

RESULTS OF OPERATIONS
(In thousands)

                                                             Three Months Ended                Six Months Ended
                                                                  June 30,                          June 30,
                                                      ---------------- ----------------- -------------- ---------------
                                                           1997              1996            1997            1996
                                                      ---------------- ----------------- -------------- ---------------

Wire sales..........................................       $  143,720       $  106,363         $ 275,156      $ 184,231
Harness sales.......................................           45,678           40,946            90,395         81,885
  Net sales.........................................          189,398          147,309           365,551        266,116
Cost of goods sold..................................          146,465          114,493           284,378        207,968
Selling, general and administrative..                          14,411           10,857            27,719         20,578
Depreciation and amortization.......................            8,656            6,902            16,167         12,946
Inventory valuation adjustment......................               --            6,500                --          8,500
Plant closings expenses.............................               --               --               500          4,000
Operating income....................................       $   19,866       $    8,557         $  36,787      $  12,124

RESULTS OF OPERATIONS

Three Months Ended June 30, 1997 Compared to Three
Months Ended June 30, 1996

Net sales  for the three  months  ended  June 30,  1997
were $189.4 million,  representing a $42.1 million,  or
28.6%,  increase  compared  to the  second  quarter  of
1996. Wire segment sales  increased  $37.4 million,  or
35.1%,  in the  three  months  ended  June 30,  1997 as
compared  to the  three  months  ended  June 30,  1996.
This   increase  was   primarily   the  result  of  the
acquisition   of   Camden   Wire  and   growth  in  the
Company's computer and electronics, control signal and security and alarm accounts. The three months ended
June 30, 1997 included the operations of Camden Wire for the full quarter with sales of $35.8 million.
The increase in sales was partially offset by a decline in the average price of copper during the three months ended June 30, 1997 compared to the same period in 1996. In general, the Company prices its products based upon a spread over the cost of copper, which results in a decreased dollar value of sales when copper prices decrease.

The  average  price of copper  based  upon the New York
Mercantile  Exchange,  Inc. ("COMEX") declined to $1.14
per pound over the three  months  ended  June 30,  1997
from $1.16 per pound over the three  months  ended June
30, 1996.  Within the harness segment,  sales increased
$4.7  million,  or 11.6%,  for the three  months  ended
June 30,  1997  compared  to the same  period  in 1996.
This   increase   was  due  to  higher   sales  to  the
Company's major harness customers.

Cost of goods sold as a percentage  of sales  decreased
to 77.3%  for the  three  months  ended  June 30,  1997
from 77.7% for the three  months  ended June 30,  1996.
This   improvement   reflected   lower  costs  achieved
through  the  transition  of
certain  harness  segment business  to lower  cost
Mexican facilities, savings realized from plant consolidation actions taken in 1996, reduced material and logistic costs as well as the impact of declining copper prices. Because the Company's products are typically priced at a spread over the cost of copper, a lower copper price leads to a higher gross margin percentage but generally has no impact on gross margin dollars.

Selling,   general  and  administrative  expenses  were
$14.4  million  for the  three  months  ended  June 30,
1997  compared to $10.9  million for the same period in
1996. This $3.5 million  increase  primarily  reflected
the   acquisition  of  Camden  Wire.   Expressed  as  a
percentage    of   sales,    selling,    general    and
administrative  expenses  increased  slightly from 7.4%
for the six month period ended June 30, 1996 to 7.6% for the six month period ended June 30, 1997.

Depreciation  and  amortization  was $8.7  million  for
the three months  ended June 30, 1997  compared to $6.9
million  for the same period in 1996.  The  increase of
$1.8  million  was  the  result  of   depreciation   of
property,   plant  and  equipment   additions  and  the
amortization of goodwill from the Camden Acquisition partially offset by lower amortization as the result of the goodwill impairment charge recorded in 1996.

A $6.5 million pre-tax inventory valuation charge was recorded in the second quarter of 1996. This was the result of an adjustment to the LIFO valuation of copper in inventory, reflecting the decrease in the copper cost per pound from March 31, 1996 to June 30, 1996. During the second quarter of 1997, a similar decrease did not occur.

Six Months Ended June 30, 1997  Compared to Six Months
Ended June 30, 1996

Net sales for the six months  ended June 30,  1997 were
$365.6  million,   representing  a  $99.4  million,  or
37.4%,  increase  compared  to the same period in 1996.
Wire segment sales increased  $90.9 million,  or 49.4%,
in the six months  ended June 30,  1997 as  compared to
the six  months  ended  June 30,  1996.  This  increase
was the  result  of the  DWT  Acquisition,  the  Camden
Wire  Acquisition and growth in the Company's  computer
and  electronics,   control  signal  and  security  and
alarm  accounts.  The six months  ended  June 30,  1997
included  the  operations  of  Wire  Technologies  from
March  5,  1996,  the date of the DWT  Acquisition.  In
addition,  the six months ended June 30, 1997  included
$52.7   million  of  sales  from   Camden   Wire.   The
increase  in sales  was  partially  offset by a decline
in the  average  price of copper  during the six months
ended  June 30,  1997  compared  to the same  period in
1996.  In  general,  the  Company  prices its  products
based  upon a spread  over the  cost of  copper,  which
results  in a  decreased  dollar  value of  sales  when
copper  prices  decrease.  The average  price of copper
based upon the COMEX  declined  to $1.13 per pound over
the six  months  ended  June 30,  1997  from  $1.17 per
pound over the six months ended June 30,  1996.  Within
the harness segment,  sales increased $8.5 million,  or
10.4%,   for  the  six  months   ended  June  30,  1997
compared  to the same  period  in 1996.  This  increase
was  due  to  higher  sales  to  the  Company's   major
harness customers.

Cost of goods sold as a percentage  of sales  decreased
to 77.8% for the six months  ended  June 30,  1997 from
78.1% for the six  months  ended  June 30,  1996.  This
improvement  reflected  lower  costs  achieved  through
the transition of certain harness  segment  business to
lower cost Mexican  facilities,  savings  realized from
plant  consolidation  actions  taken in  1996,  reduced
material  and  logistic  costs as well as the impact of
declining   copper   prices.   Because  the   Company's
products are typically priced at a spread over the cost of copper, a lower copper price leads to a higher gross margin percentage but generally has no impact on gross margin dollars.

Selling,   general  and  administrative  expenses  were
$27.7   million  for  the  first  six  months  of  1997
compared  to  $20.6  million  for the  same  period  in
1996. This $7.1 million  increase  primarily  reflected
the  acquisition  of DWT and Camden Wire.  Expressed as
a   percentage   of   sales,   selling,   general   and
administrative  expenses  decreased  from  7.7% for the
six month  period  ended June 30,  1996 to 7.6% for the
six   month   period   ended   June  30,   1997.   This
improvement   was   attributed  to  synergies   created
through  the   acquisitions,   cost   control  and  the
effects of increased sales volume.
Depreciation  and  amortization  was $16.2  million for
the six  months  ended  June 30,  1997 as  compared  to
$12.9  million  for  the  same  period  in  1996.   The
increase   of   $3.3   million   was  the   result   of
depreciation   of   property,   plant   and   equipment
additions  and the  amortization  of goodwill  from the
Camden   Acquisition    partially   offset   by   lower
amortization as the result of the goodwill impairment charge recorded in 1996.

A $8.5 million pre-tax  inventory  valuation charge was
recorded  in the  first six  months  of 1996.  This was
the result of an  adjustment  to the LIFO  valuation of
copper in  inventory,  reflecting  the  decrease in the
copper  cost per pound from  December  31, 1995 to June
30,  1996.  During  the  first six  months  of 1997,  a
similar   decrease  did  not  occur.   A  $4.0  million
pre-tax  charge to  operations  was  recorded  in March
1996,  representing  plant  closing  costs.  The  plant
closing    costs   related   to   shutting   down   and
consolidating    several   wire   segment   facilities.
During the same period in 1997,  the  Company  recorded
a  $.5  million   pre-tax   charge  to  operations  for
consolidating a wire segment facility

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $8.3 million for the six months ended June 30, 1997, compared to $3.5 million for the six months ended
June 30, 1996. The fluctuation was primarily due to an increase in net income.

Net  cash  used  in  investing   activities  was  $66.7
million  for the six  months  ended  June 30,  1997 and
includes  (i)  acquisition   costs  of  $59.0  million,
related  to the  Camden  Acquisition  and (ii)  capital
expenditures   of  $7.7  million.   Net  cash  used  in
investing  activities  was $165.7  million  for the six
months  ended  June  30,  1996,  and   represented  (i)
acquisition  costs of  $160.3  million  related  to the
acquisition  of  DWT   Acquisition   and  (ii)  capital
expenditures of $5.5 million.

Net cash  provided by  financing  activities  was $58.3
million  for the six  months  ended  June 30,  1997 and
includes  (i)  proceeds  of  $228.1  million  from  the
issuance   of   long-term    obligations,    (ii)   net
repayments of $163.0  million  under debt  obligations,
(iii)  payments of $5.4  million  related to  financing
fees and (iv) cash  dividends of $1.4  million  related
to  the   Preferred   Stock.   Net  cash   provided  by
financing  activities  was $165.1  million  for the six
months  ended June 30, 1996 and  includes  (i) proceeds
of  $173.2   million   from  the   issuance  of  equity
securities   and   long-term   obligations,   (ii)  net
repayments  of $.3 million under debt  obligations  and
(iii) payments of $7.8 million related to financing fees.

PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

(a)   Exhibits
    Exhibit 27.1 - Financial Data Schedule

(b) Reports on Form 8-K
      No reports on Form 8-K have been filed during the three months ended March 31, 1997.

SIGNATURES



Pursuant  to the  requirements  of the  Securities  and
Exchange Act of 1934,  the  Registrant  has duly caused
this   report  to  be  signed  on  its  behalf  by  the
undersigned hereunto duly authorized.


INTERNATIONAL WIRE GROUP, INC.


Dated:  August 14, 1997

By   :       /s/ JAMES N. MILLS
_________________________________
Name : James N. Mills
Title: Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer of
International Wire Group, Inc.)

 By   :      /s/ DAVID M. SINDELAR
 ____________________________________
 Name : David M. Sindelar
 Title: Senior Vice President
 (Principal Financial and
 Accounting Officer of
 International Wire Group, Inc.)