Form 10-Q/A
period 1995-09-30
INTERNATIONAL WIRE GROUP INC
filed 1997-11-07
CIK 947429

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 FORM 10-Q/A

                               AMENDMENT NO. 1

(Mark One)
    [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995
                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _______________________

                                    33-93970
                            (Commission File Number)

                         INTERNATIONAL WIRE GROUP, INC.
             (Exact name of Registrant as specified in its charter)

                                    DELAWARE
          (State or other jurisdiction of incorporation organization)

                                   43-1705942
                      (I.R.S. Employer Identification No.)

                             101 SOUTH HANLEY ROAD
                              ST. LOUIS, MO  63105
                                 (314) 719-1000
         (Address, including zip code, and telephone number, including area code, or Registrant's principal executive offices)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                           YES            NO    X
                               -------       --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                                         Outstanding at
                               Class                                    October 31, 1995
              --------------------------------------                    ----------------
                 International Wire Group, Inc.
                     Common Stock                                               1,000

                         INTERNATIONAL WIRE GROUP, INC.
                                     INDEX



                                                                                                               PAGE
                                                                                                               ----
PART I.   FINANCIAL INFORMATION

International Wire Group, Inc.

    Consolidated Balance Sheet as of September 30, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . .    1
    Consolidated Statements of Operations for the three and four months ended
      September 30, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2
    Consolidated Statement of Cash Flows for the four months ended September 30, 1995 . . . . . . . . . . . .    3
    Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    4

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   14





                                      (i)

                         INTERNATIONAL WIRE GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 30, 1995
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)



                                                          ASSETS
Current assets:
  Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   $   (1,049)
  Accounts receivable, less allowance of $870 . . . . . . . . . . . . . . . . . . . .                       63,076
  Inventories   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                       52,626
  Prepaid expenses and other    . . . . . . . . . . . . . . . . . . . . . . . . . . .                        2,754
                                                                                                        ----------
    Total current assets    . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                      117,407
  Property, plant and equipment, net  . . . . . . . . . . . . . . . . . . . . . . . .                       75,649
  Deferred financing costs, net   . . . . . . . . . . . . . . . . . . . . . . . . . .                       17,292
  Intangible assets, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                      215,665
  Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                        6,560
                                                                                                        ----------
    Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   $  432,573
                                                                                                        ==========


                                           LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Current maturities of long-term obligations   . . . . . . . . . . . . . . . . . . .                   $    2,115
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                       40,350
  Accrued and other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .                       25,672
  Accrued interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                        6,218
  Income taxes payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                        5,286
  Deferred taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                        1,076
                                                                                                        ----------
    Total current liabilities   . . . . . . . . . . . . . . . . . . . . . . . . . . .                       80,717
Long-term obligations, less current maturities  . . . . . . . . . . . . . . . . . . .                      333,995
Other long-term liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                       15,479
                                                                                                        ----------
    Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  430,191
                                                                                                        ----------
Stockholder's equity:
  Common stock, $.01 par value, 1,000 shares issued and outstanding   . . . . . . . .                        -
  Contributed capital   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                       81,191
  Carryover of predecessor basis  . . . . . . . . . . . . . . . . . . . . . . . . . .                      (75,547)
  Accumulated deficit   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                       (3,262)
                                                                                                        ----------
    Total stockholder's equity    . . . . . . . . . . . . . . . . . . . . . . . . . .                        2,382
                                                                                                        ----------
    Total liabilities and stockholder's equity    . . . . . . . . . . . . . . . . . .                   $  432,573
                                                                                                        ==========

        See accompanying notes to the consolidated financial statements

                         INTERNATIONAL WIRE GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                  (UNAUDITED)



                                                                     Three Months Ended          Four Months Ended
                                                                     September 30, 1995         September 30, 1995
                                                                     ------------------         ------------------
Net sales . . . . . . . . . . . . . . . . . . . . . . . .                 $ 105,301                $  141,564
Operating expenses:
  Cost of goods sold  . . . . . . . . . . . . . . . . . .                    83,562                   112,837
  Selling, general and administrative   . . . . . . . . .                     8,433                    10,970
  Depreciation and amortization   . . . . . . . . . . . .                     4,423                     5,897
  Expenses related to plant closing . . . . . . . . . . .                      --                       1,750
                                                                          ---------                ----------
Operating income  . . . . . . . . . . . . . . . . . . . .                     8,883                    10,110
Other income (expense):
  Interest expense  . . . . . . . . . . . . . . . . . . .                    (8,285)                  (11,064)
  Amortization of deferred financing costs  . . . . . . .                      (619)                     (864)
  Other, net  . . . . . . . . . . . . . . . . . . . . . .                        10                      (173)
                                                                          ---------                ----------
Loss before income tax provision  . . . . . . . . . . . .                       (11)                   (1,991)
Income tax provision  . . . . . . . . . . . . . . . . . .                     1,341                     1,271
                                                                          ---------                ----------
Net loss  . . . . . . . . . . . . . . . . . . . . . . . .                 $  (1,352)               $   (3,262)
                                                                          =========                ==========





        See accompanying notes to the consolidated financial statements

                         INTERNATIONAL WIRE GROUP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      FOUR MONTHS ENDED SEPTEMBER 30, 1995
                                 (IN THOUSANDS)
                                  (UNAUDITED)


Cash flows provided by (used in) operating activities:
  Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                        $   (3,262)
  Adjustments to reconcile net loss to net cash provided
    by (used in) operating activities:
  Depreciation and amortization   . . . . . . . . . . . . . . . . . . . .                             5,897
  Amortization of deferred financing costs  . . . . . . . . . . . . . . .                               864
  Change in assets and liabilities, net of acquisitions:
    Accounts receivable   . . . . . . . . . . . . . . . . . . . . . . . .                            (3,802)
    Inventories   . . . . . . . . . . . . . . . . . . . . . . . . . . . .                            (3,773)
    Prepaid expenses and other  . . . . . . . . . . . . . . . . . . . . .                              (724)
    Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . .                             3,955
    Accrued and other liabilities   . . . . . . . . . . . . . . . . . . .                             1,175
    Accrued interest  . . . . . . . . . . . . . . . . . . . . . . . . . .                             6,218
    Income taxes payable  . . . . . . . . . . . . . . . . . . . . . . . .                               554
    Other long-term liabilities   . . . . . . . . . . . . . . . . . . . .                               (12)
                                                                                                 ----------
Net cash from operating activities  . . . . . . . . . . . . . . . . . . .                             7,090
                                                                                                 ----------
Cash flows provided by (used in) investing activities:
  Acquisitions, net of cash   . . . . . . . . . . . . . . . . . . . . . .                          (341,046)
  Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . .                            (3,204)
                                                                                                 ----------
Net cash from investing activities  . . . . . . . . . . . . . . . . . . .                          (344,250)
                                                                                                 ----------
Cash flows provided by (used in) financing activities:
  Proceeds from issuance of long-term obligations   . . . . . . . . . . .                           337,500
  Equity proceeds   . . . . . . . . . . . . . . . . . . . . . . . . . . .                            15,188
  Repayment of long-term obligations  . . . . . . . . . . . . . . . . . .                            (2,577)
  Financing fees and other  . . . . . . . . . . . . . . . . . . . . . . .                           (14,000)
                                                                                                 ----------
Net cash from financing activities  . . . . . . . . . . . . . . . . . . .                           336,111
                                                                                                 ----------
Net change in cash  . . . . . . . . . . . . . . . . . . . . . . . . . . .                            (1,049)
Cash at inception   . . . . . . . . . . . . . . . . . . . . . . . . . . .                             -
                                                                                                 ----------
Cash at end of the period   . . . . . . . . . . . . . . . . . . . . . . .                        $   (1,049)
                                                                                                 ==========



        See accompanying notes to the consolidated financial statements

                         INTERNATIONAL WIRE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)



1.  THE COMPANY

    International Wire Group, Inc. ("Group" or the "Company"), a Delaware corporation, was formed to participate in the transactions contemplated by the Acquisitions (as described below). On June 12, 1995, Wirekraft Holdings Corp. ("Wirekraft"), Omega Wire Corp. ("Omega"), International Wire Holding Company ("Holding"), the sole stockholder of Group, Group, Wirekraft Acquisition Company and certain shareholders of Wirekraft and Omega entered into a series of acquisitions and mergers (the "Acquisitions") pursuant to which Group acquired all of the common equity securities (and all securities convertible into such securities) of Wirekraft and all of the common equity securities of Omega. The Company has designated June 1, 1995, as the effective date of the Acquisitions for financial reporting purposes. Wirekraft is a manufacturer of insulated wire and wire harnesses. Omega is a manufacturer of non-insulated bare and tin-plated copper and cable products.

    The total purchase price of the Acquisitions was approximately $420,591, which included the redemption of certain equity securities, the retirement of existing indebtedness of Wirekraft and Omega and the payment of related fees and expenses, is summarized as follows:

         Redemption of common stock, equity rights, warrants  . . . . . . . . . . . . .            $104,891
            and options
         Repayment of existing indebtedness . . . . . . . . . . . . . . . . . . . . . .             275,400
         Redemption of preferred stock  . . . . . . . . . . . . . . . . . . . . . . . .              26,300
         Fees and expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              14,000
                                                                                                   --------
                                                                                                   $420,591
                                                                                                   ========

    The Acquisitions were accounted for using the purchase method of accounting whereby the total purchase price has been preliminary allocated to the consolidated assets and liabilities based on their estimated respective fair values. In accordance with EITF 88-16, "Basis in Leveraged Buyout Transactions", a portion of the Acquisitions have been accounted for at "predecessor basis". The application of predecessor basis reduced stockholder's equity and goodwill by $75,547. The purchase price allocations are still in process. It is not expected that the final allocation of the purchase price will result in a materially different allocation than is presented herein.

                         INTERNATIONAL WIRE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


    The total purchase price including fees and expenses has been preliminarily allocated to the acquired net assets as follows:

         Current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            $110,616
         Property, plant and equipment  . . . . . . . . . . . . . . . . . . . . . . . .              76,508
         Goodwill . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             217,398
         Costs and fees . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              19,000
         Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               4,900
         Current liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (66,700)
         Other liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (16,678)
         Carryover predecessor basis  . . . . . . . . . . . . . . . . . . . . . . . . .              75,547
                                                                                                   --------
                                                                                                   $420,591
                                                                                                   ========

2.  SIGNIFICANT ACCOUNTING POLICIES

    Principles of Consolidation

    The consolidated financial statements include the accounts of Group and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

    Revenue Recognition

    Sales and related cost of goods sold are included in income when goods are shipped to the customers.

    Inventories

    Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out ("LIFO") method.

    Property, Plant and Equipment

    Property, plant and equipment is stated at cost. Depreciation is calculated using the straight-line method. The average estimated lives utilized in calculating depreciation are as follows: buildings - 25-40 years; building improvements - 15 years; machinery and equipment - 3-11 years; and furniture and fixtures - 5 years. Leasehold improvements are amortized over the shorter of the term of the respective lease or the life of the respective improvement.

                         INTERNATIONAL WIRE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


    Intangible Assets

    Intangible assets consist principally of goodwill arising from the excess of cost over the value of net assets acquired, which is being amortized using the straight-line method over forty years. The Company periodically reviews the carrying value and amortization period for goodwill to determine whether events and circumstances warrant a reduction in the carrying value or amortization period.

    Deferred Financing Costs

    Deferred financing costs, consisting of fees and other expenses associated with the debt financing are amortized over the term of the related debt using the effective interest method and the straight-line method which approximates the effective interest method.

    Income Taxes

    Deferred income taxes are determined using the liability method.

    Fair Value of Financial Instruments

    The fair market value of the financial instruments included in the consolidated financial statements approximate the carrying values of the financial instruments.

    Statement of Cash Flows

    For purposes of the consolidated statement of cash flows, the Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. Interest paid and taxes paid for the four months ended September 30, 1995 were $4,846 and $717, respectively.

    Unaudited Interim Consolidated Financial Statements

    The unaudited interim consolidated financial statements have been prepared in accordance with instructions to Form 10-Q. A balance sheet as of December 31, 1994, however, has not been presented as the Company's formation occurred subsequent thereto for the purpose of participating in the Acquisitions. The interim financial statements should be read in conjunction with the audited financial statements of its predecessors which are available in the Registration Statement on Form S-1 (No. 33-93970) of International Wire Group, Inc., as declared effective by the S.E.C. on September 29, 1995. The unaudited interim consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. The results for the three and four months ended September 30, 1995, are not necessarily indicative of the results that may be expected for a full fiscal year.

                         INTERNATIONAL WIRE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


3.  PRO FORMA DATA

    Pro forma data, which show condensed results of operations for the nine months ended September 30, 1995 and 1994 as though the Acquisitions and related financing had occurred at the beginning of the respective periods, is as follows:

                                                               Nine Months Ended          Nine Months Ended
                                                               September 30, 1995         September 30, 1994
                                                               ------------------         ------------------
    Net sales   . . . . . . . . . . . . . . . . .               $  350,674                   $  336,437
    Net income (loss)   . . . . . . . . . . . . .               $     (932)                  $    3,254

4.  INVENTORIES

    The composition of inventories consists of the following:

         Raw materials  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                      $15,381
         Work-in-process  . . . . . . . . . . . . . . . . . . . . . . . . . . .                       19,488
         Finished goods . . . . . . . . . . . . . . . . . . . . . . . . . . . .                       17,757
                                                                                                     -------
           Total inventories  . . . . . . . . . . . . . . . . . . . . . . . . .                      $52,626
                                                                                                     =======

5.  FINANCING COST AND RELATED PARTY TRANSACTIONS

    In connection with the Acquisitions, the Company incurred aggregate fees and expenses of $14,000. Costs of $900 related to the Subordinated Notes and Credit Agreement (see Note 6) are included in deferred financing costs and are being amortized over the terms of the related borrowings. Costs of $900 related to the issuance of Holding's common stock have been deducted from the proceeds to reduce the carrying value of the common stock.

    In connection with the Acquisitions and obtaining the related financing, the Company entered into a Monitoring and Oversight Agreement ("Agreement") with Hicks, Muse & Co. Partners, L.P. ("Hicks, Muse") (an affiliate of the Company) pursuant to which the Company paid Hicks, Muse a cash fee of $3,725 as compensation for financial advisory services. The fees have been allocated to the debt and equity securities issued in connection with the Acquisitions as deferred financing costs or as a deduction from the cash proceeds received from the sale of the common stock of Holding. The Agreement further provides that the Company shall pay Hicks, Muse an annual fee of $500, for ten years for monitoring and oversight services adjusted annually at the end of each fiscal year to an amount equal to .1% of the consolidated net sales of the Company, but in no event less than $500 annually. The obligations under the Agreement and the related deferred financing costs have been recorded in the consolidated balance sheet.

                         INTERNATIONAL WIRE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

6.  LONG-TERM OBLIGATIONS

    The composition of long-term obligations is as follows:

             Credit Agreement:
                 Revolving Credit Facility  . . . . . . . . . . . . . . . . . .                    $  21,150
                 Term Facilities  . . . . . . . . . . . . . . . . . . . . . . .                      163,812
             Senior Subordinated Notes  . . . . . . . . . . . . . . . . . . . .                      150,000
             Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                        1,148
                                                                                                   ---------
                 Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                      336,110
             Less Current maturities  . . . . . . . . . . . . . . . . . . . . .                       (2,115)
                                                                                                   ---------
                                                                                                   $ 333,995
                                                                                                   =========

    The schedule of principal payments for long-term obligations at September 30, 1995 is as follows:

             1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    $   1,187
             1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                       10,625
             1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                       14,500
             1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                       16,500
             1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                       20,375
             Thereafter . . . . . . . . . . . . . . . . . . . . . . . . . . . .                      272,923
                                                                                                   ---------
                 Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                      336,110
                                                                                                   =========

    In connection with the Acquisitions, Group and Holding entered into a Credit Agreement (the "Credit Agreement") dated as of June 12, 1995 with certain financial institutions. Borrowings under the Credit Agreement are collateralized by first priority mortgages and liens on all of the assets of Group. In addition, borrowings under the Credit Agreement are guaranteed by Holding.

    The Credit Agreement consists of a $82,500 term loan (the "Term A Loan"), $82,500 term loan (the "Term B Loan" together with the Term A Loan, the "Term Facility") and $75,000 revolving credit facility (the "Revolver"). The Revolver provides that up to $5,000 of such facilities may be used for the issuance of letters of credit. At September 30, 1995, Group had $930 in outstanding letters of credit. At September 30, 1995 there was $52,920 of unused borrowing capacity under the Credit Agreement. The Credit Agreement contains several financial covenants which, among other things, require Group to maintain certain financial ratios and restrict Group's ability to incur indebtedness, make capital expenditures and pay dividends. A commitment fee on the unused portion of the Revolver of .5% is payable monthly.

                         INTERNATIONAL WIRE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


    Mandatory principal payments of the Term Facility are due in quarterly installments. The final installment on the Term A Loan is due on September 30, 2000 at which time the Revolver is also due. The final installment on the Term B Loan is due on September 30, 2002. The Credit Agreement requires annual prepayments of the Term Loan based on "Excess Cash Flow" (as defined in the Credit Agreement).

    Borrowings under the Term A Loan and Revolver bear interest, at the option of Group, at a rate per annum equal to (a) the Alternate Base Rate (as defined in the Credit Agreement) plus 1.5% or (b) the Eurodollar Rate (as defined in the Credit Agreement) plus 2.5%. Borrowings under the Term B Loan bear interest, at the option of Group, at a rate per annum equal to
    (a) the Alternate Base Rate (as defined in the Credit Agreement) plus 2.0% or (b) the Eurodollar Rate (as defined in the Credit Agreement) plus 3.0%. The Alternate Base Rate and Eurodollar Rate margins are established quarterly based on a formula as defined in the Credit Agreement. Interest payment dates vary depending on the interest rate option to which the Term Loans and the Revolver are tied, but generally interest is payable quarterly.

    The Subordinated Notes due 2005 ("Subordinated Notes") were issued under an indenture, dated June 12, 1995 (the "Indenture") in connection with the Acquisitions. The Subordinated Notes represent unsecured general obligations of Group and are subordinated to all Senior Debt (as defined in
    the Indenture) of   Group.  The Subordinated Notes, which were originally
    sold pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, were exchanged for identical notes registered under such Act in November, 1995.

    The Subordinated Notes are fully and unconditionally (as well as jointly and severally) guaranteed on an unsecured, senior subordinated basis by each subsidiary of the Company (the "Guarantor Subsidiaries") other than Electro Componentes de Mexico, S.A. de C.V. and Wirekraft Industries de Mexico, S.A. de C.V. (The "Non-Guarantor Subsidiaries"). Each of the Guarantor Subsidiaries and Non-Guarantor Subsidiaries is wholly owned by the Company.

    The Subordinated Notes mature on June 1, 2005. Commencing December 1, 1995, interest on the Subordinated Notes will be payable semi-annually on each June 1 and December 1. The Subordinated Notes bear interest at the rate of 11.75% per annum. The Subordinated Notes may not be redeemed prior to June 1, 2000, except in the event of a Change of Control (as defined) or Initial Public Offering (as defined).

    The Subordinated Notes restrict, among other things, the incurrence of additional indebtedness by the Company, the payment of dividends and other distributions in respect of the Company's capital stock, the payment of dividends and other distributions by the Company's subsidiaries, the creating of liens on the properties and the assets of the Company to secure certain subordinated debt and certain mergers, sales of assets and transactions with affiliates.

7.  RESTATEMENT OF FINANCIAL INFORMATION

    The Company has restated its previously issued financial statements for the four months ended September 30, 1995 to reflect certain adjustments. These adjustments relate to the recognition of certain costs associated with plant closings. The impact of these adjustments on the Company's results as originally reported is summarized below:


                                                                FOR THE FOUR MONTHS ENDING
                                                                    SEPTEMBER 30, 1995
                                                                --------------------------
                                                                AS REPORTED    AS RESTATED
                                                                -----------    -----------
                                                                   (AMOUNTS IN THOUSANDS)
    Income (loss) before income taxes........................      $   (241)     $ (1,991)
    Net income (loss)........................................      $ (1,512)     $ (3,262)
    Retained earnings (deficit) .............................      $ (1,512)     $ (3,262)

    These adjustments are reflected in the Company's accompanying consolidated statements of operations.

8.  PLANT CLOSING EXPENSE

    The plant closing costs relate to consolidating harness segment facilities and include provisions for certain shut-down and severance related costs. A summary of activity related to plant closing is as follows:

                                                                FOUR MONTHS ENDED
                                                               SEPTEMBER 30, 1995
                                                                -----------------
    Balance, beginning of period ............................      $     -
    Charges to operations:
       Facility shut-down costs .............................          731
       Lease commitments ....................................           67
       Key personnel and severance costs ....................          952
                                                                   -------
                                                                     1,750
    Costs incurred:
       Facility shut-down costs .............................         (254)
       Lease commitments ....................................          (33)
       Key personnel and severance costs ....................         (508)
                                                                   -------
    Balance, end of period ..................................      $   955
                                                                   =======

9.  GUARANTOR SUBSIDIARIES

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

    The following condensed, consolidating financial statements of the Company include the accounts of the Company, the combined accounts of the Guarantor Subsidiaries and the combined accounts of the Non-Guarantor Subsidiaries. Given the size of the Non-Guarantor Subsidiaries relative to the Company on a consolidated basis, separate financial statements of the respective Guarantor Subsidiaries are not presented because management has determined that such information is not material in assessing the Guarantor Subsidiaries.

                        INTERNATIONAL WIRE GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                                               TOTAL
                                                                TOTAL           NON
                                               COMPANY        GUARANTOR      GUARANTOR    ELIMINATIONS       TOTAL
                                              -----------    -----------    -----------   ------------    -----------
BALANCE SHEET
As of September 30, 1995
ASSETS
  Cash ....................................   $        --    $    (1,781)   $       732    $        --    $    (1,049)
  Accounts receivable .....................            --         62,454          7,993         (7,371)        63,076
  Inventory ...............................            --         52,626             --             --         52,626
  Other assets ............................            --          2,646            108             --          2,754
                                              -----------    -----------    -----------    -----------    -----------
    Total current assets ..................            --        115,945          8,833         (7,371)       117,407
Property plant and equipment, net .........            --         68,393          7,256             --         75,649
Intangible assets, net ....................        17,292        215,665             --             --        232,957
Investment in subsidiaries ................       415,257             --             --       (415,257)            --
Other assets ..............................            --          6,560             --             --          6,560
                                              -----------    -----------    -----------    -----------    -----------
    Total assets ..........................   $   432,549    $   406,563    $    16,089    $  (422,628)   $   432,573
                                              ===========    ===========    ===========    ===========    ===========
LIABILITIES AND STOCKHOLDER'S EQUITY
  Current liabilities .....................   $     7,617    $    77,997    $     2,474    $    (7,371)   $    80,717
  Long-term obligations, less current
    maturities ............................       332,962          1,033             --             --        333,995
  Other long-term liabilities .............            --         15,479             --             --         15,479
  Intercompany (receivable) payable .......        14,041        (28,756)        14,715             --             --
                                              -----------    -----------    -----------    -----------    -----------
    Total liabilities .....................       354,620         65,753         17,189         (7,371)       430,191
                                              -----------    -----------    -----------    -----------    -----------
Stockholder's equity
  Common stock ............................            --             --             --             --             --
  Contributed capital .....................        81,191        406,573             18       (406,591)        81,191
  Predecessor carryover ...................            --        (75,547)            --             --        (75,547)
  Retained earnings .......................        (3,262)         9,784         (1,118)        (8,666)        (3,262)
                                              -----------    -----------    -----------    -----------    -----------
    Total stockholder's equity ............        77,929        340,810         (1,100)      (415,257)         2,382
                                              -----------    -----------    -----------    -----------    -----------
    Total liabilities and stockholder's
      equity ..............................   $   432,549    $   406,563    $    16,089    $  (422,628)   $   432,573
                                              ===========    ===========    ===========    ===========    ===========

                     INTERNATIONAL WIRE GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                                     TOTAL
                                                                       TOTAL          NON
                                                       COMPANY       GUARANTOR      GUARANTOR     ELIMINATIONS       TOTAL
                                                     -----------    -----------    -----------    ------------   -----------
STATEMENT OF OPERATIONS
For the three months ended September 30, 1995
Net sales ........................................   $        --    $   105,301    $     4,772    $    (4,772)   $   105,301
Operating expenses
  Cost of goods sold .............................            --         86,326          2,008         (4,772)        83,562
  Selling, general and administration ............            --          6,469          1,964             --          8,433
  Depreciation and amortization ..................            --          3,706            717             --          4,423
  Expenses related to plant closing ..............            --             --             --             --             --
                                                     -----------    -----------    -----------    -----------    -----------
Operating income (loss) ..........................            --          8,800             83             --          8,883
Other income (expense)
  Interest expense ...............................        (8,285)            --             --             --         (8,285)
  Amortization of deferred financing fees ........          (619)            --             --             --           (619)
  Equity in net income (loss) of subsidiaries ....         7,552             --             --         (7,552)            --
  Other ..........................................            --             10             --             --             10
                                                     -----------    -----------    -----------    -----------    -----------
Income (loss) before income tax provision ........        (1,352)         8,810             83         (7,552)           (11)
Income tax provision .............................            --            692            649             --          1,341
                                                     -----------    -----------    -----------    -----------    -----------
Net income (loss) ................................   $    (1,352)   $     8,118    $      (566)   $    (7,552)   $    (1,352)
                                                     ===========    ===========    ===========    ===========    ===========

                        INTERNATIONAL WIRE GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                       TOTAL
                                                                       TOTAL          NON
                                                      COMPANY         GUARANTOR     GUARANTOR     ELIMINATIONS      TOTAL
                                                     -----------    -----------    -----------    ------------   -----------
STATEMENT OF OPERATIONS
For the four months ended September 30, 1995
Net sales ........................................   $        --    $   141,564    $     5,474    $    (5,474)   $   141,564
Operating expenses
  Cost of goods sold .............................            --        115,792          2,519         (5,474)       112,837
  Selling, general and administration ............            --          8,428          2,542             --         10,970
  Depreciation and amortization ..................            --          4,945            952             --          5,897
  Expenses related to plant closing ..............            --          1,750             --             --          1,750
                                                     -----------    -----------    -----------    -----------    -----------
Operating income (loss) ..........................            --         10,649           (539)            --         10,110
Other income (expense)
  Interest expense ...............................       (11,064)            --             --             --        (11,064)
  Amortization of deferred financing fees ........          (864)            --             --             --           (864)
  Equity in net income (loss) of subsidiaries ....         8,666             --             --         (8,666)            --
  Other ..........................................            --           (173)            --             --           (173)
                                                     -----------    -----------    -----------    -----------    -----------
Income (loss) before income tax provision ........        (3,262)        10,476           (539)        (8,666)        (1,991)
Income tax provision .............................            --            692            579             --          1,271
                                                     -----------    -----------    -----------    -----------    -----------
Net income (loss) ................................   $    (3,262)   $     9,784    $    (1,118)   $    (8,666)   $    (3,262)
                                                     ===========    ===========    ===========    ===========    ===========

                        INTERNATIONAL WIRE GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                                              TOTAL
                                                                                TOTAL          NON
                                                                COMPANY       GUARANTOR      GUARANTOR   ELIMINATIONS      TOTAL
                                                              -----------    -----------    -----------  ------------   -----------
STATEMENT OF CASH FLOWS
For the four months ended September 30, 1995
Net cash from operating activities ........................   $     4,935    $     1,423    $       732   $        --   $     7,090
                                                              -----------    -----------    -----------   -----------   -----------
Cash flows provided by (used in) investing activities:
  Acquisition, net of cash ................................      (341,046)            --             --            --      (341,046)
  Capital expenditures ....................................            --         (3,204)            --            --        (3,204)
                                                              -----------    -----------    -----------   -----------   -----------
Net cash used in investing activities .....................      (341,046)        (3,204)            --            --      (344,250)
                                                              -----------    -----------    -----------   -----------   -----------
Cash flows provided by (used in) financing
   activities:
  Equity proceeds .........................................        15,188             --             --            --        15,188
  Proceeds from issuance of long-term obligations .........       337,500             --             --            --       337,500
  Repayment of long-term obligations ......................        (2,577)            --             --            --        (2,577)
  Financing fees and other ................................       (14,000)            --             --            --       (14,000)
                                                              -----------    -----------    -----------   -----------   -----------
Net cash from financing activities ........................       336,111             --             --            --       336,111
                                                              -----------    -----------    -----------   -----------   -----------
Net change in cash ........................................   $        --    $    (1,781)   $       732   $        --   $    (1,049)
                                                              ===========    ===========    ===========   ===========   ===========

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                        INTERNATIONAL WIRE GROUP, INC.




Dated: November 7, 1997                 By:     /s/ DAVID M. SINDELAR
                                           ------------------------------------
                                        Name:       David M. Sindelar
                                        Title:      Senior Vice President,
                                                    Chief Financial Officer