Form 10-K405/A
period 1995-12-31
INTERNATIONAL WIRE GROUP INC
filed 1997-11-07
CIK 947429

FORM 10-K/A
Amendment No. 1

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

  x   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ---  ACT OF 1934
      For the fiscal year ended December 31 1995
                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934
      For the transition period from ___________ to ______________

                        Commission File Number 33-93970

                        INTERNATIONAL WIRE GROUP, INC .
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                                          43-1705942
---------------------------------                          -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization                               Identification No.)

101 SOUTH HANLEY ROAD, ST. LOUIS, MISSOURI                        63105
------------------------------------------                 -------------------
Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code: (314) 719-1000
                                                   -----------------
        Securities registered pursuant to Section 12(b) of the Act: NONE

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. (The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.)

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

                                                     OUTSTANDING AT
                   CLASS                            FEBRUARY 29, 1996
                   -----                            -----------------
               COMMON STOCK                                1,000


                    DOCUMENTS INCORPORATED BY REFERENCE       NONE

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

To facilitate a meaningful comparison, the following discussion and analysis includes combined results of operations of the Company, Wirekraft, Omega and ECM for periods prior to the Acquisitions. These combined results of operations have not been prepared in accordance with GAAP, which does not allow for the aggregation of financial data for entities that are not under common ownership. Nevertheless, management believes that the aggregate financial information shown below for the periods prior to the Acquisitions is helpful in understanding the past operations of the companies combined in the Acquisitions. The Company in June 1995, through a series of mergers and acquisitions, consummated the Acquisitions. As a result of certain transactions, including the Acquisitions, the acquisition of THL-Omega and the ECM Acquisition, the Company incurred substantial indebtedness and recorded significant amounts of goodwill, which resulted in interest and amortization expenses for the Company substantially greater than the interest and amortization expenses incurred by the Company's predecessors. Additionally, the accounting bases for the Company's predecessors differ from the accounting bases of the Company. Therefore, the results of operations data for the Company's predecessors are not directly comparable to the results of operations data for the Company, and the Company cautions investors against placing undue reliance on the comparative information contained herein.

The Company conducts its operations through two segments: (i) wire products, which includes both non-insulated and insulated wire, and (ii) wire harness products. The table below sets forth the major components of the results of operations on a historical combined basis for the fiscal year 1993, the fiscal year 1994 and the five months ended May 31, 1995 and on a historical basis for the seven months ended December 31, 1995, and should be used in reviewing the discussion and analysis of results of operations and liquidity and capital resources.

Included in fiscal year, and referred to as "Historical Combined Fiscal Year Ended December 31, 1993," is the twelve month period of Wirekraft comprised of the period December 1, 1992 through December 21, 1992 and the period December 22, 1992 through November 30, 1993 and the year ended December 31, 1993 of THL-Omega and ECM.

Included in fiscal year 1994, and referred to as "Historical Combined Fiscal Year Ended December 31, 1994," is the year ended November 30, 1994 of Wirekraft, the year ended December 31, 1994 of THL-Omega, which was acquired by Omega in March 1995, and the eleven month period ended November 30, 1994 of ECM.

Included in fiscal year 1995, and referred to as "Historical Combined Fiscal Year Ended December 31, 1995," is the five month period ended May 31, 1995 of Wirekraft, the three month period ended March 31, 1995 of THL-Omega, the two month period ended May 31, 1995 of Omega (collectively referred to as "Historical Combined Five Months Ended May 31, 1995") and the seven month period ended December 31, 1995 of the Company.
                             RESULTS OF OPERATIONS

                                                         PREDECESSOR                   SUCCESSOR
                                          -----------------------------------------  --------------

                                          FISCAL YEAR    FISCAL YEAR    FIVE MONTHS   SEVEN MONTHS
                                             ENDED          ENDED          ENDED         ENDED
                                          DECEMBER 31,   DECEMBER 31,     MAY 31,     DECEMBER 31,
                                              1993           1994         1995(1)         1995
                                          ------------   ------------   -----------  --------------
                                                                                     (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
  Wire sales............................     $206,641      $272,414      $131,831       $161,741
  Wire harness sales....................      154,073       174,716        77,279         83,842
                                             --------      --------      --------       --------
        Net sales.......................      360,714       447,130       209,110        245,583
  Cost of goods sold....................      281,751       348,633       167,456        195,221
  Selling, general and administrative
    expenses............................       37,798        39,746        15,714         17,129
  Depreciation and amortization.........       11,260        13,310         8,313         11,020
  Expenses related to plant closing.....           --            --         2,000          1,750
  Inventory valuation adjustment........           --            --            --             --
  Compensation expense..................           --            --        10,610             --
  Expenses related to sale..............        6,929            --         2,190             --
                                             --------      --------      --------       --------
    Operating income (loss).............     $ 22,976      $ 45,441      $  2,827       $ 20,463
                                             ========      ========      ========       ========

---------------

(1) The results of operations data related to Wirekraft for the five months ended May 31, 1995 excludes the one month period ended December 31, 1994. Loss from operations of Wirekraft for the one month period ended December 31, 1994 was $64.

HISTORICAL COMBINED FISCAL YEAR ENDED DECEMBER 31, 1995 COMPARED TO HISTORICAL COMBINED FISCAL YEAR ENDED DECEMBER 31, 1994

Net sales for the Historical Combined Fiscal Year Ended December 31, 1995 were $454.7 million, representing a $7.6 million, or 1.7%, increase over the Historical Combined Fiscal Year Ended December 31, 1994. This increase in net sales was primarily attributable to an increase in sales of wire products which grew to $293.6 million in 1995 from $272.4 million in 1994, an increase of $21.2 million, or 7.8%. The increase was largely due to rising copper prices. In general, the Company prices its products based upon a spread over the cost of copper, which results in an increased dollar volume of sales when copper prices increase. The average price of copper based on the COMEX rose to $1.35 per pound during the Historical Combined Fiscal Year Ended December 31, 1995 from $1.07 per pound during the Historical Combined Fiscal Year Ended December 31, 1994. The increase in wire sales was also bolstered by growth in specialty accounts which primarily occurred in the security, alarm, data communications and fine wire businesses. The increase in sales of wire products was offset somewhat by a slowdown in the automotive industry as well as by several model related changeovers at key automotive customers. Within the wire harness segment, sales decreased $13.6 million, or 7.8%, for the Historical Combined Fiscal Year Ended December 31, 1995 as compared to the Historical Combined Fiscal Year Ended December 31, 1994. This decrease reflects a decline in sales to Whirlpool. This decline was pursuant to an agreement effective October 1, 1994, whereby Whirlpool began transitioning certain wire harness purchases to its own captive operation in Mexico and other third party suppliers. The wire harness segment, however, retained Whirlpool's dishwasher harness business.

Cost of goods sold as a percent of sales increased to 79.8% from 78.0% for the Historical Combined Fiscal Year Ended December 31, 1995 compared to the Historical Combined Fiscal Year Ended December 31, 1994. The change was primarily due to the increase in the average price of copper. Because the Company's products are typically priced at a spread over the cost of copper, a higher copper price leads to a lower gross margin percentage but generally has no impact on gross margin dollars. The increasing cost of materials used to insulate wire, which include resins and plasticizers, and the impact of producing to shorter average runs during the mid-year automotive slowdown and customer inventory adjustment period also had dampening effects on margins.

HISTORICAL COMBINED FIVE MONTHS ENDED MAY 31, 1995 COMPARED TO HISTORICAL COMBINED FISCAL YEAR ENDED DECEMBER 31, 1994

Net sales for the Historical Combined Five Months Ended May 31, 1995 were $209.1 million, representing a $238.0 million decrease from the Historical Combined Fiscal Year Ended December 31, 1994. This decrease included wire segment sales of $140.6 million and wire harness segment sales of $97.4 million. The decrease was primarily the result of a full twelve months of operations for the 1994 period compared to only five months of operations included the 1995 period. This decrease was partially offset by rising copper prices. In general, the Company prices its products based upon a spread over the cost of copper, which results in an increased dollar volume of sales when copper prices increase. The average price of copper based on the COMEX rose to $1.35 per pound during the Historical Combined Five Months Ended May 31, 1995 from $1.07 per pound during the Historical Combined Fiscal Year Ended December 31, 1994.

Cost of sales as a percentage of sales increased to 80.1% for the Historical Combined Five Months Ended May 31, 1995 from 78.0% for the Historical Combined Fiscal Year Ended December 31, 1994. The change was primarily due to the increase in the average price of copper. Because the Company's products are typically priced at a spread over the cost of copper, a higher copper price leads to a lower gross margin percentage but generally has no impact on gross margin dollars.

Selling, general and administrative expenses were $15.7 million for the Historical Combined Five Months Ended May 31, 1995 compared to $39.8 million for the Historical Combined Fiscal Year Ended December 31, 1994, a decrease of $24.1 million. Expressed as a percentage of sales, selling, general and administrative expenses decreased to 7.5% for the Historical Combined Five Months Ended May 31, 1995, from 8.9% for the Historical Combined Fiscal Year Ended December 31, 1994. The decrease in the percentage of sales was primarily attributable to cost containment efforts, movement away from commissioned sales representatives to a captive sales force and consolidation in administrative positions.

Depreciation and amortization was $8.3 million for the Historical Combined Five Months Ended May 31, 1995, compared to $13.3 million for the Historical Combined Fiscal Year Ended December 31, 1994. This decrease of $5.0 million was primarily the result of a full twelve months of operations for the 1994 period compared to only five months of operations included the 1995 period. This decrease was partially offset by depreciation of property, plant and equipment additions and the amortization of goodwill from the ECM Acquisition and the acquisition of THL-Omega.

During the Historical Combined Five Months Ended May 31, 1995, the Company recorded a $2.0 million charge to operations to provide for plant closing costs including shut-down costs, commitment costs for leased equipment and key personnel and severance related costs. There was no similar charge for the Historical Combined Fiscal Year Ended December 31, 1994.

During the Historical Combined Five Months Ended May 31, 1995, the Company recorded $10.6 million in compensation expense and $2.2 million for expenses related to the Original Wirekraft Acquisition and the acquisition of THL-Omega. There was no similar charge for the Historical Combined Fiscal Year Ended December 31, 1994.

HISTORICAL COMBINED FISCAL YEAR ENDED DECEMBER 31, 1994 COMPARED TO HISTORICAL COMBINED FISCAL YEAR ENDED DECEMBER 31, 1993
Net sales for the Historical Combined Fiscal Year Ended December 31, 1994 were $447.1 million, representing an increase of $86.4 million or 24.0%. Wire segment sales increased $65.8 million or 31.8% for the Historical Combined Fiscal Year Ended December 31, 1994 compared to the Historical Combined Fiscal Year Ended December 31, 1993. The increase in sales of wire products was primarily attributable to (i) strong demand due to generally robust economic conditions in the Company's core automotive, computer and data communications, appliance and industrial markets; (ii) increases in market share as a result of significant capacity expansions; and (iii) the acquisition of Ristance in December 1993, which contributed approximately $15.0 million in insulated wire sales in 1994. A portion of the increase in sales of wire products was due to an increase in copper prices, which, based on the COMEX, rose to $1.07 per pound in 1994 from $0.85 per pound in 1993. In general, the Company prices its products based upon a spread over the cost of copper, which results in an increased dollar volume of sales when copper prices increase. The growth in net sales was also driven by an increase in sales of harnesses due to strong demand for appliances. Sales of wire harnesses grew to $174.7 million in 1994 from $154.1 million in 1993 -- an increase of $20.6 million or 13.4%.

Cost of goods sold was $348.6 million for the Historical Combined Fiscal Year Ended December 31, 1994 as compared to $281.8 for the Historical Combined Fiscal Year Ended December 31, 1993 -- an increase of $66.9 million or 23.7%. Expressed as a percentage of sales, cost of goods sold remained relatively flat in 1994 as compared to 1993, at approximately 78%. Reductions in unit production costs achieved through higher capacity utilization and manufacturing efficiencies generated by significant capital expenditures were offset primarily by increases in the cost of copper and materials used to insulate wire. Because the Company's products are typically priced at a spread over the cost of copper, a higher copper price leads to a lower gross margin as a percent of sales but generally has no impact on gross margin dollars.

Selling, general and administrative expenses were $39.7 million for the Historical Combined Fiscal Year Ended December 31, 1994 as compared to $37.8 million for the Historical Combined Fiscal Year Ended December 31, 1993 -- an increase of $1.9 million or 5.2%. Selling, general and administrative expenses in 1993 include $3.1 million in charges related to certain one-time bad debt write-offs. The one-time bad debt write-offs were due to financial difficulties of four customers at Omega. Excluding this charge, selling, general and administrative expenses increased $5.0 million, or 14.5%, in 1994 as compared to 1993. The majority of this increase was attributable to increased expenses for freight, incentive compensation and sales commissions. Expressed as a percentage of sales, selling, general and administrative expenses decreased to 8.9% in 1994 from 10.5% (9.6% excluding $3.1 million in charges related to certain one-time bad debt write-offs) in 1993.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital and Cash Flows
For the Historical Combined Fiscal Year Ended December 31, 1995, the
Company generated $25.2 million in cash from operations and $23.0 million of net proceeds from the issuance of equity securities and long-term obligations related to acquisitions. During 1995, the Company made net repayments of $17.6 million under debt obligations, spent approximately $10.5 million on capital projects and used $21.0 million to pay financing fees.

For the Historical Combined Fiscal Year Ended December 31, 1994, the
Company generated $13.4 million in cash from operations and $3.8 million from the issuance of certain notes. Cash was used in 1994 primarily to fund capital expenditures of $14.9 million.

For the Historical Combined Fiscal Year Ended December 31, 1993, the
Company generated $19.3 million in cash from operations and $10.2 million of net proceeds from the issuance of equity securities and long-term debt obligations related to acquisitions. Cash was used in 1993 primarily to fund capital expenditures of $7.5 million, make net repayments of $15.5 million under debt obligations and pay financing fees of $8.9 million.

Financing Arrangements

In connection with the DWT Acquisition, Holding and the Company entered into an Amended Credit Agreement dated as of March 5, 1996 with certain financial institutions. The Amended Credit Agreement provides senior secured financing of up to $363.5 million, consisting of a $111.0 million, five year Term A loan, an $82.5 million, seven year Term B loan, a $95.0 million, eight year Term C loan (collectively the "Term Facility") and a $75.0 million five year revolving loan and letter of credit facility (the "Revolver"). The Company is obligated to make principal payments in respect of the Term Facility of $14.7 million in 1996, $20.0 million in 1997, $22.7 million in 1998, $27.9 million in 1999,
$38.3 million in 2000, $40.5 million in 2001, $53.3 million in 2002 and $68.7 million in 2003. The Revolver is available for working capital purposes including letters of credit. The commitments terminate and all amounts under the Revolver then outstanding mature in 2000. As of March 12, 1996 there was $286.1 million outstanding under the Term Facility and $45.0 million of unused borrowing capacity under the Revolver.

The Company's obligations under the Amended Credit Agreement bear interest at floating rates and require interest payments on varying dates depending on the interest rate option selected by the Company. At March 12, 1996 the weighted average interest rate on outstanding borrowings is 8.23%.

Within 90 days of the date of the Amended Credit Agreement, the Company is required to enter into interest rate agreements to assure the net interest cost to the Company on at least 50% of the sum of the aggregate principal amount of the Term Facility, the aggregate principal amount of the Senior Notes, and the aggregate liquidation preference of the Senior Preferred Stock (or the aggregate principal amount of the Senior Notes issued in exchange for the Senior Preferred Stock pursuant to the terms thereof) for a period of at least two years. As of March 5, 1996, the Company had entered into an interest rate agreement which provides a ceiling of 7% on $7.5 million of indebtedness through February 1997, and 8% on $7.5 million of indebtedness thereafter, through June 1997.

In connection with the Acquisitions, Holding and the Company issued $150.0 million principal amount of Senior Notes due 2005 under an indenture (the "Indenture"), dated June 12, 1995. The Senior Notes bear interest at the rate of 11.75% per annum, requiring semiannual interest payments of $8.8 million on each June 1 and December 1. The Senior Notes are not subject to any sinking fund requirements.

Liquidity

The principal raw material used in the Company's products is copper. The market price of copper is subject to significant fluctuations. Increased working capital needs occur whenever the Company experiences a significant rise in copper prices. A $0.10 per pound change in the price of copper changes the Company's working capital by approximately $2.5 million. The Company enters into contractual relationships with most of its customers to adjust its prices based upon the prevailing market prices on the COMEX. This approach is patterned after the Company's arrangement with its copper suppliers and is designed to remove the risk associated with fluctuating copper prices.

The Company's primary source of liquidity are cash flows from operations and borrowings under the Revolver, which are subject to a borrowing base calculation. The major uses of cash in 1996 are expected to be for debt service requirements and capital expenditures. In 1996, debt service requirements are estimated at $57.7 million while capital expenditures are estimated at $12.0 million. Management believes that cash from operating activities, together with available borrowings under the Revolver, if necessary, should be sufficient to permit the Company to meet these financial obligations.


ITEM 8.       FINANCIAL STATEMENTS

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                                     PAGE
                                                                                                                     ----
International Wire Group, Inc.

   Report of Coopers & Lybrand L.L.P., Independent Public Accountants...........................................      16
   Consolidated Balance Sheet as of December 31, 1995...........................................................      17
   Consolidated Statement of Operations for the seven months ended December 31, 1995............................      18
   Consolidated Statement of Stockholder's Equity for the seven months ended December 31, 1995..................      19
   Consolidated Statement of Cash Flows for the seven months ended December 31, 1995............................      20
   Notes to Consolidated Financial Statements...................................................................      21
   Consolidated Financial Statement Schedule for the seven months ended December 31, 1995:
     Schedule II - Valuation and Qualifying Accounts............................................................      30


Wirekraft Holdings Corp. (formerly WB Holdings Inc.)

   Report of Coopers & Lybrand L.L.P., Independent Public Accountants...........................................      31
   Consolidated Balance Sheet as of November 30, 1994...........................................................      32
   Consolidated Statements of Operations for the six months ended May 31, 1995, the year ended
     November 30, 1994 and the period from December 22, 1992 through November 30, 1993..........................      33
   Consolidated Statements of Stockholders' Equity for the six months ended May 31, 1995, the year
     ended November 30, 1994 and the period from December 22, 1992 through November 30, 1993....................      34
   Consolidated Statements of Cash Flows for the six months ended May 31, 1995, the year ended
     November 30, 1994 and the period from December 22, 1992 through November 30, 1993..........................      35
   Notes to Consolidated Financial Statements...................................................................      36

   Consolidated Financial Statement Schedule for the year ended November 30, 1994:
     Schedule II - Valuation and Qualifying Accounts...............................................................    48

Omega Wire Corp.

   Report of Coopers & Lybrand L.L.P., Independent Public Accountants..............................................    49
   Consolidated Statement of Operations for the two months ended May 31, 1995......................................    50
   Consolidated Statement of Stockholders' Equity for the two months ended May 31, 1995............................    51
   Consolidated Statement of Cash Flows for the two months ended May 31, 1995......................................    52
   Notes to Consolidated Financial Statements......................................................................    53

THL-Omega Holding Corporation

   Report of Coopers & Lybrand L.L.P., Independent Public Accountants..............................................    58
   Consolidated Statement of Operations and Retained Earnings for the three months
     ended March 31, 1995..........................................................................................    59
   Consolidated Statement of Cash Flows for the three months ended March 31, 1995..................................    60
   Notes to Consolidated Financial Statements......................................................................    61

   Report of Price Waterhouse LLP, Independent Public Accountants..................................................    64
   Consolidated Balance Sheet as of December 31, 1994..............................................................    65
   Consolidated Statements of Operations and Retained Earnings for the years ended
     December 31, 1994 and 1993....................................................................................    66
   Consolidated Statements of Cash Flows for the years ended December 31, 1994 and 1993............................    67
   Notes to Consolidated Financial Statements......................................................................    68
   Consolidated Financial Statement Schedule for the year ended December 31,
     1994:
     Schedule II - Valuation and Qualifying Accounts...............................................................    74


                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors of
International Wire Group, Inc.:

We have audited the accompanying consolidated balance sheet of International Wire Group, Inc. and subsidiaries as of December 31, 1995, and the related consolidated statements of operations, stockholder's equity, and cash flows for the seven months then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Wire Group, Inc. and subsidiaries as of December 31, 1995, and the consolidated results of their operations and their cash flows for the seven months ended December 31, 1995, in conformity with generally accepted accounting principles.



COOPERS & LYBRAND L.L.P.
St. Louis, Missouri
January 27, 1996

                         INTERNATIONAL WIRE GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                              AT DECEMBER 31, 1995
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                    ASSETS

Current assets:
   Accounts receivable, less allowance of $860 .................................   $  47,180
   Inventories .................................................................      57,777
   Prepaid expenses and other ..................................................       2,858
                                                                                   ---------
     Total current assets ......................................................     107,815
Property, plant and equipment, net .............................................      82,259
Deferred financing costs, net ..................................................      16,688
Intangible assets, net .........................................................     215,400
Other assets ...................................................................       5,758
                                                                                   ---------
     Total assets ..............................................................   $ 427,920
                                                                                   =========

                     LIABILITIES AND STOCKHOLDER'S EQUITY


Current liabilities:
   Current maturities of long-term obligations .................................   $  12,662
   Accounts payable ............................................................      37,627
   Accrued and other liabilities ...............................................      26,011
   Accrued interest ............................................................       2,516
                                                                                   ---------
       Total current liabilities ...............................................      78,816
Long-term obligations, less current maturities .................................     326,015
Deferred income taxes ..........................................................       8,194
Other long-term liabilities ....................................................       4,897
                                                                                   ---------
      Total liabilities ........................................................     417,922

Stockholder's equity:
   Common stock, $.01 par value, 1,000 shares authorized, issued and
     outstanding ...............................................................           0
   Contributed capital .........................................................      81,051
   Carryover of predecessor basis ..............................................     (67,762)
   Accumulated deficit .........................................................      (3,291)
                                                                                   ---------
      Total stockholder's equity ...............................................       9,998
                                                                                   ---------
      Total liabilities and stockholder's equity ...............................   $ 427,920
                                                                                   =========

        See accompanying notes to the consolidated financial statements

                         INTERNATIONAL WIRE GROUP, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      SEVEN MONTHS ENDED DECEMBER 31, 1995
                                 (IN THOUSANDS)


Net sales............................................................................................         $245,583
Operating expenses:
   Cost of goods sold................................................................................          195,221
   Selling, general and administrative...............................................................           17,129
   Depreciation and amortization ....................................................................           11,020
   Expenses related to plant closings................................................................            1,750
                                                                                                             ---------
Operating income.....................................................................................           20,463
Other income (expense):
   Interest expense..................................................................................          (19,931)
   Amortization of deferred financing costs..........................................................           (1,468)
   Other, net........................................................................................             (158)
                                                                                                             ---------
Loss before income tax provision.....................................................................           (1,094)
Income tax provision.................................................................................            2,197
                                                                                                             ---------
Net loss.............................................................................................        $  (3,291)
                                                                                                             =========



        See accompanying notes to the consolidated financial statements

                         INTERNATIONAL WIRE GROUP, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                      SEVEN MONTHS ENDED DECEMBER 31, 1995
                                 (IN THOUSANDS)


                                                              CARRYOVER OF
                                    COMMON       CONTRIBUTED   PREDECESSOR  ACCUMULATED
                                    STOCK          CAPITAL        BASIS       DEFICIT      TOTAL
                                    ------       -----------   -----------  -----------   -------
Capital contributed ..........      $   0        $ 81,951     $    -         $    -       $81,951

Issuance costs ...............        -              (900)         -              -          (900)

Carryover of predecessor basis        -               -        (67,762)           -       (67,762)

Net loss .....................        -               -            -           (3,291)     (3,291)
                                    -----        --------     --------       --------     -------

December 31, 1995 ............      $   0        $ 81,051     $(67,762)      $ (3,291)    $ 9,998
                                    =====        ========     ========       ========     =======





        See accompanying notes to the consolidated financial statements

                         INTERNATIONAL WIRE GROUP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      SEVEN MONTHS ENDED DECEMBER 31, 1995
                                 (IN THOUSANDS)


Cash flows provided by (used in) operating activities:
   Net loss ...............................................................................................   $  (3,291)
   Adjustments to reconcile net loss to net cash provided
     by (used in) operating activities:
   Depreciation and amortization ..........................................................................      11,020
   Amortization of deferred financing costs ...............................................................       1,468
   Deferred income taxes ..................................................................................         274
   Change in assets and liabilities, net of acquisitions:
     Accounts receivable ..................................................................................      12,094
     Inventories ..........................................................................................      (9,590)
     Prepaid expenses and other ...........................................................................        (846)
     Accounts payable .....................................................................................       1,232
     Accrued and other liabilities ........................................................................      (2,084)
     Accrued interest .....................................................................................       2,516
     Income taxes payable/refundable ......................................................................         778
     Other long-term liabilities ..........................................................................        (237)
                                                                                                              ---------
Net cash from operating activities ........................................................................      13,334
                                                                                                              ---------
Cash flows provided by (used in) investing activities:
   Acquisitions, net of cash ..............................................................................    (341,046)
   Capital expenditures ...................................................................................      (5,751)
                                                                                                              ---------
Net cash from investing activities ........................................................................    (346,797)
                                                                                                              ---------
Cash flows provided by (used in) financing activities:
   Equity proceeds ........................................................................................      15,048
   Proceeds from issuance of long-term obligations ........................................................     337,500
   Repayment of long-term obligations .....................................................................      (5,085)
   Financing fees and other ...............................................................................     (14,000)
                                                                                                              ---------
Net cash from financing activities ........................................................................     333,463
                                                                                                              ---------
Net change in cash ........................................................................................         -
Cash at beginning of period ...............................................................................         -
                                                                                                              ---------
Cash at end of the period .................................................................................    $     -
                                                                                                              =========









        See accompanying notes to the consolidated financial statements

                         INTERNATIONAL WIRE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SEVEN MONTHS ENDED DECEMBER 31, 1995
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


1.   THE COMPANY

     International Wire Group, Inc. ("Group" or the "Company"), a Delaware corporation, was formed to participate in the transactions contemplated by the Acquisitions (as described below). On June 12, 1995, Wirekraft Holdings Corp. ("Wirekraft"), Omega Wire Corp. ("Omega"), International Wire Holding Company ("Holding"), the sole stockholder of Group, Group, Wirekraft Acquisition Company and certain shareholders of Wirekraft and Omega entered into a series of acquisitions and mergers (the "Acquisitions") pursuant to which Group acquired all of the common equity securities (and all securities convertible into such securities) of Wirekraft and all of the common equity securities of Omega. The Company has designated June 1, 1995, as the effective date of the Acquisitions for financial reporting purposes. The Company through its two segments, the Wire segment and the Harness segment, is engaged in the design, manufacture and marketing of non-insulated and insulated copper wire and wire harnesses. The Company's products are used by a wide variety of customers primarily in the appliance, computer and data communications, automotive and industrial equipment industries. The Company has a fiscal year-end of December 31.

     The total purchase price of the Acquisitions was approximately $420,591, which included the redemption of certain equity securities, the retirement of existing indebtedness of Wirekraft and Omega and the payment of related fees and costs, is summarized as follows:

         Redemption of common stock, equity rights, warrants
            and options....................................................................................     $104,810
         Repayment of existing indebtedness................................................................      275,460
         Redemption of preferred stock.....................................................................       26,321
         Fees and costs....................................................................................       14,000
                                                                                                                --------
                                                                                                                $420,591
                                                                                                                ========

     In accordance with EITF 88-16, "Basis in Leveraged Buy Out Transactions", the Acquisitions have been accounted for at "predecessor basis". The total acquisition costs have been allocated to the acquired net assets as follows:

         Current assets...................................................................................      $117,504
         Property, plant and equipment....................................................................        83,253
         Goodwill.........................................................................................       209,818
         Fees and costs...................................................................................        19,000
         Other assets.....................................................................................         3,749
         Current liabilities..............................................................................       (58,707)
         Other liabilities................................................................................       (21,788)
         Carryover predecessor basis......................................................................        67,762
                                                                                                                --------
                                                                                                                $420,591
                                                                                                                ========

     Unaudited pro forma data, which show condensed results of operations for the twelve months ended December 31, 1995 as though the Acquisitions and related financing had occurred at the beginning of the period, is as follows:

         Net sales........................................................................................      $454,693
         Net income (loss)................................................................................      $  3,406

                         INTERNATIONAL WIRE GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)



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

     Intangible Assets

     Intangible assets consist principally of goodwill arising from the excess of cost over the value of net assets acquired which is amortized using the straight-line method over forty years. Accumulated amortization aggregated $8,783 at December 31, 1995.

     The Company periodically evaluates goodwill to assess recoverability. The Company considers various factors in determining if goodwill may be impaired. These factors include reductions in estimated future cash flows, significant events impacting the Company's business and changes in the business environment. The Company further assesses the recoverability of goodwill by comparing the value of goodwill as indicated by a discounted cash flow analysis to the carrying value of goodwill. The discounted cash flow analysis consists of discounted free cash flows for a projection period plus a terminal value, which is calculated by dividing estimated annual unlevered net income by the weighted average cost of capital less an assumed growth rate. Upon consideration of these factors, if the Company determines that an impairment has occurred, the Company determines the impairment charge by comparing the carrying value of goodwill to the adjusted fair value of the Company, as calculated through a discounted cash flow analysis.

     Deferred Financing Costs

     Deferred financing costs, consisting of fees and other expenses associated with the debt financing are amortized over the term of the related debt using the effective interest method and the straight-line method which approximates the effective interest method.

     Foreign Currency

     For operations in Mexico, the Company's functional currency is the U.S. dollar. Gains and losses from translation and transactions are determined using a combination of current and historical rates and are included in net income.

     Fair Value of Financial Instruments

     The fair market values of the financial instruments included in the consolidated financial statements approximate the carrying values of the financial instruments.

                         INTERNATIONAL WIRE GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)



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

     Statement of Cash Flows

     For purposes of the consolidated statement of cash flows, the Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. Interest and taxes paid for the seven months ended December 31, 1995 were $17,415 and $1,145, respectively.

     During the seven months ended December 31, 1995, the Company entered into certain non-cash investing and financing activities. In connection with the Acquisitions, certain shares of Omega and Wirekraft common stock and Class A common stock were exchanged for shares of Holding common stock. The total amount of shares exchanged were $66,903. In October, 1995, the Company entered into a capital lease obligation of $680 for computer equipment.

     Significant Customer

     A significant portion of the Company's sales are to a major customer within the Harness segment. Sales to this customer represented 19% of net sales for the seven months ended December 31, 1995.

     Recently Issued Accounting Standards

     Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, is effective for years beginning after December 15, 1995. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

     Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, is effective for transactions entered into for years beginning after December 15, 1995. This Statement established financial accounting and reporting standards for stock-based employee compensation plans. During 1995, Holding issued performance options to certain officers of the Company to purchase shares of common stock of Holding. The performance options are exercisable only upon certain specified events and at specified exercise price per share.

     The Company believes that the future adoption of these statements will not have a significant impact on results of operations or financial position.

                         INTERNATIONAL WIRE GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)



3.   INVENTORIES

     The composition of inventories at December 31, 1995 is as follows:

     Raw materials........................................................................................      $19,451
     Work-in-process......................................................................................       15,916
     Finished goods.......................................................................................       22,410
                                                                                                                -------
         Total inventories................................................................................      $57,777
                                                                                                                =======

     The current cost of inventories is approximately $56,035 at December 31, 1995.

4.   PROPERTY, PLANT AND EQUIPMENT

     The composition of property, plant and equipment at December 31, 1995 is as follows:

     Land.................................................................................................     $ 2,061
     Buildings and improvements...........................................................................      20,848
     Machinery and equipment..............................................................................      76,668
                                                                                                               -------
                                                                                                                99,577
     Less: accumulated depreciation.......................................................................     (17,318)
                                                                                                               -------
                                                                                                               $82,259
                                                                                                               =======

5.   FINANCING COSTS AND RELATED PARTY TRANSACTIONS

     In connection with the Acquisitions, the Company incurred aggregate fees and costs of $14,000. Costs of $13,100 related to the Senior Notes and Credit Agreement (see Note 6) are included in deferred financing costs and are being amortized over the terms of the related borrowings. Costs of $900 related to the issuance of Holding's common stock have been deducted from the proceeds to reduce the carrying value of the common stock.

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

                         INTERNATIONAL WIRE GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)



6.   LONG-TERM OBLIGATIONS

     The composition of long-term obligations at December 31, 1995 is as follows:

     Credit Agreement:
       Revolving credit facility..........................................................................      $ 19,000
       Term Facility......................................................................................       163,813
     Senior Subordinated Notes............................................................................       150,000
     Capital leases.......................................................................................         4,856
     Other................................................................................................         1,008
                                                                                                                --------
                                                                                                                 338,677
     Less, current maturities.............................................................................       (12,662)
                                                                                                                --------
                                                                                                                $326,015
                                                                                                                ========

     The schedule of principal payments for long-term obligations at December 31, 1995 is as follows:

     1996.................................................................................................      $ 12,662
     1997.................................................................................................        15,460
     1998.................................................................................................        17,490
     1999.................................................................................................        21,444
     2000.................................................................................................        50,765
     Thereafter...........................................................................................       220,856
                                                                                                                --------
       Total..............................................................................................      $338,677
                                                                                                                ========

     Credit Agreement

     In connection with the Acquisitions, Group and Holding entered into a Credit Agreement (the "Credit Agreement") dated as of June 12, 1995 with certain financial institutions. Borrowings under the Credit Agreement are collateralized by first priority mortgages and liens on all of the assets of Group. In addition, borrowings under the Credit Agreement are guaranteed by Holding.

     The Credit Agreement consists of a $82,500 term loan (the "Term A Loan"), $82,500 term loan (the "Term B Loan" together with the Term A Loan, the "Term Facility") and $75,000 revolving credit facility (the "Revolver"). The Revolver provides that up to $10,000 of such facilities may be used for the issuance of letters of credit. At December 31, 1995, Group had $1,964 in outstanding letters of credit. At December 31, 1995 there was $54,036 of unused borrowing capacity under the Credit Agreement. The Credit Agreement contains several financial covenants which, among other things, require Group to maintain certain financial ratios and restrict Group's ability to incur indebtedness, make capital expenditures and pay dividends. A commitment fee on the unused portion of the Revolver of .5% is payable quarterly.

     Mandatory principal payments of the Term Facility are due in quarterly installments. The final installment on the Term A Loan is due on September 30, 2000 at which time the Revolver is also due. The final installment on the Term

                         INTERNATIONAL WIRE GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)



     B Loan is due on September 30, 2002. The Credit Agreement requires annual prepayments of the Term Facility based on "Excess Cash Flow" (as defined in the Credit Agreement).

     Borrowings under the Term A Loan and Revolver bear interest, at the option of Group, at a rate per annum equal to (a) the Alternate Base Rate (as defined in the Credit Agreement) plus 1.5% or (b) the Eurodollar Rate (as defined in the Credit Agreement) plus 2.5%. Borrowings under the Term B Loan bear interest, at the option of Group, at a rate per annum equal to
     (a) the Alternate Base Rate (as defined in the Credit Agreement) plus 2.0% or (b) the Eurodollar Rate (as defined in the Credit Agreement) plus 3.0%. The Alternate Base Rate and Eurodollar Rate margins are established quarterly based on a formula as defined in the Credit Agreement. Interest payment dates vary depending on the interest rate option to which the Term Facility and the Revolver are tied, but generally interest is payable quarterly. At December 31, 1995 the weighted average interest rate on outstanding borrowings is 8.59%.

     The Company has entered into an interest rate hedging arrangement ("Arrangement") to hedge against interest rate fluctuations. This Arrangement provides a ceiling of 7% on $7,500 of indebtedness through February 1997 and 8% on $7,500 of indebtedness thereafter, through June 1997.

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

     The Senior Notes are fully and unconditionally (as well as jointly and severally) guaranteed on an unsecured, senior subordinated basis by each subsidiary of the Company (the "Guarantor Subsidiaries") other than Electro Componentes de Mexico, S.A. de C.V. and Wirekraft Industries de Mexico, S.A. de C.V. (The "Non-Guarantor Subsidiaries"). Each of the Guarantor Subsidiaries and Non-Guarantor Subsidiaries is wholly owned by the Company. (See Note 12).

     The Senior Notes mature on June 1, 2005. Interest on the Senior Notes is payable semi-annually on each June 1 and December 1. The Senior Notes bear interest at the rate of 11.75% per annum. The Senior Notes may not be redeemed prior to June 1, 2000, except in the event of a Change of Control (as defined) or Initial Public Offering (as defined) and at such applicable premium (as defined). The Senior Notes are redeemable, at the Company's option, at the redemption prices of 105.875% at June 1, 2000, and at decreasing prices to 100% at June 1, 2003, and thereafter, with accrued interest. In addition, prior to June 1, 1998, the Company may redeem, within guidelines specified in the Indenture, up to $50,000 of the Senior Notes with the proceeds of one or more Equity Offerings by the Company or Holding at a redemption price of 110%, with accrued interest.

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

                         INTERNATIONAL WIRE GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)



7.   INCOME TAXES

     The Company accounts for income taxes in accordance with the provisions of SFAS No. 109. The provision (benefit) for income taxes for the seven months ended December 31, 1995 is as follows:

     Current:
       State..............................................................................................       $ 1,262
       Foreign............................................................................................           661
                                                                                                                 -------
                                                                                                                   1,923
     Deferred:
       Federal............................................................................................          (530)
       State..............................................................................................           804
                                                                                                                 -------
           Total..........................................................................................           274
                                                                                                                 -------
                                                                                                                 $ 2,197
                                                                                                                 =======

     Reconciliation between the statutory income tax rate and effective tax rate is summarized below:

     U.S. Federal statutory rate..........................................................................       $  (372)
     State taxes, net of federal effect...................................................................         1,364
     Foreign taxes........................................................................................           789
     Nondeductible assets.................................................................................           397
     Other................................................................................................            19
                                                                                                                 -------
                                                                                                                 $ 2,197
                                                                                                                 =======

     The tax effects of significant temporary differences representing deferred tax assets and liabilities are as follows:

     Deferred tax assets:
       Accounts receivable reserves.......................................................................      $    298
       Accrued liabilities not yet deductible.............................................................         2,540
       Net operating loss carry forward...................................................................         3,544
       Other..............................................................................................            87
                                                                                                                --------
                                                                                                                   6,469
                                                                                                                --------
      Deferred tax liabilities:
        Depreciation and amortization.....................................................................        11,809
        Inventories.......................................................................................         2,523
        Other.............................................................................................           206
                                                                                                                --------
                                                                                                                  14,538
                                                                                                                --------
      Net deferred tax liability                                                                                $  8,069
                                                                                                                ========

      The Company's net operating loss carry forward expires in 15 years.

                         INTERNATIONAL WIRE GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)



8.    PLANT CLOSING EXPENSE

      The Company recorded a pre-tax charge to operations of $1,750 in 1995 to provide for plant closing costs. The plant closing costs include provisions for shut-down costs from the period of the plant closure to the date of disposal, commitment costs for leased property and key personnel and severance related costs. During 1995, plant closing actions resulted in the reduction of approximately 55 employees. Plant closing costs accrued at December 31, 1995 were $700. There have been no adjustments to amounts charged to expense. Following is a summary of activity in the accounts related to the plant closing costs accrued:

                                                            SEVEN MONTHS
                                                               ENDED
                                                            DECEMBER 31,
                                                               1995
                                                            ------------
        Balance, beginning of period.....................    $   --
        Charges to operations:
         Facility shut-down costs........................       731
         Lease commitments...............................        67
         Key personnel and severance costs...............       952
                                                             ------
                                                              1,750
        Costs incurred
         Facility shut-down costs........................      (339)
         Lease commitments...............................       (67)
         Key personnel and severance costs...............      (644)
                                                             ------
                                                             (1,050)
                                                             ------
        Balance, end of period...........................    $  700
                                                             ======


9.    RETIREMENT BENEFITS

      The Company sponsors a number of defined contribution retirement plans which provide retirement benefits for eligible employees. Company contribution expense related to these retirement plans for the seven months ended December 31, 1995 amounted to approximately $902.

10.   COMMITMENTS AND CONTINGENCIES

      The Company leases certain property, transportation vehicles and other equipment. Total rental expense under operating leases was $1,420 for the seven months ended December 31, 1995. Future minimum lease payments under capital and operating leases for years ending December 31 are:

                                                                                             Capital          Operating
                                                                                             -------          ---------
      1996        ......................................................................     $ 1,146           $ 1,953
      1997        ......................................................................       1,146             1,774
      1998        ......................................................................       1,099             1,433
      1999        ......................................................................       1,086             1,320
      2000        ......................................................................       1,057             1,076
      Thereafter  ......................................................................         719             8,122
                                                                                             -------           -------
        Total minimum lease payments....................................................       6,253           $15,678
                                                                                                               =======
        Less amount representing interest...............................................      (1,397)
                                                                                             -------
        Present value of net minimum lease payments.....................................     $ 4,856
                                                                                             =======

      The Company is subject to legal proceedings and claims which arise in the normal course of business. In the opinion of management, the ultimate liabilities with respect to these actions will not have a material adverse effect on the Company's financial condition or results of operations.

                         INTERNATIONAL WIRE GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)



11.   BUSINESS SEGMENT INFORMATION

      Certain information concerning the Company's operating segments for the seven months ended December 31, 1995 is presented below. Total revenue by segment includes both sales to customers and intersegment sales, which are accounted for at prices charged to customers and eliminated in consolidation.

                                       Wire     Harness    Consolidated
                                     --------   --------   ------------
Total revenue ..................     $167,082   $ 84,288
Intersegment sales .............        5,341        446
                                     --------   --------
Sales to customers .............     $161,741   $ 83,842      $245,583
                                     ========   ========
Operating income ...............     $ 10,937   $  9,526      $ 20,463
Identifiable assets ............     $295,671   $132,249      $427,920
Depreciation and amortization...     $  7,442   $  3,578      $ 11,020
Capital expenditures ...........     $  4,991   $    760      $  5,751


12. GUARANTOR SUBSIDIARIES

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

                         INTERNATIONAL WIRE GROUP, INC.

                                                  TOTAL          TOTAL
                                     COMPANY    GUARANTOR    NON-GUARANTOR    ELIMINATIONS     TOTAL
                                    ---------   ---------    -------------    ------------   ---------
BALANCE SHEET
  As of December 31, 1995:
ASSETS
  Cash............................  $      --   $    (29)       $    29        $      --     $      --
  Accounts receivable.............         --     46,945          1,012             (777)       47,180
  Inventory.......................         --     57,777             --               --        57,777
  Other assets....................         --      2,858             --               --         2,858
                                    ---------   --------        -------        ---------     ---------
          Total current assets....         --    107,551          1,041             (777)      107,815
  Property plant and equipment,
     net..........................         --     74,630          7,629               --        82,259
  Intangible assets, net..........     16,688    215,400             --               --       232,088
  Investment in subsidiaries......    416,212         --             --         (416,212)           --
  Other assets....................         --      5,565            193               --         5,758
                                    ---------   --------        -------        ---------     ---------
          Total assets............  $ 432,900   $403,146        $ 8,863        $(416,989)    $ 427,920
                                    =========   ========        =======        =========     =========

LIABILITIES AND STOCKHOLDER'S EQUITY
  Current liabilities.............  $  15,815   $ 62,537        $ 1,241        $    (777)    $  78,816
  Long term obligations, less
     current maturities...........    321,001      5,014             --               --       326,015
  Other long-term liabilities.....     (3,615)    16,706             --               --        13,091
  Intercompany (receivable)
     payable......................     21,939    (30,585)         8,646               --            --
                                    ---------   --------        -------        ---------     ---------
          Total liabilities.......    355,140     53,672          9,887             (777)      417,922
  Stockholder's equity
     Common stock.................         --         --             --               --            --
     Contributed capital..........     81,051    406,573             18         (406,591)       81,051
     Predecessor carryover........         --    (67,762)            --               --       (67,762)
     Retained earnings............     (3,291)    10,663         (1,042)          (9,621)       (3,291)
                                    ---------   --------        -------        ---------     ---------
          Total stockholder's
            equity................     77,760    349,474         (1,024)        (416,212)        9,998
                                    ---------   --------        -------        ---------     ---------
          Total liabilities and
            stockholder's
            equity................  $ 432,900   $403,146        $ 8,863        $(416,989)    $ 427,920
                                    =========   ========        =======        =========     =========

                         INTERNATIONAL WIRE GROUP, INC.

                                                  TOTAL          TOTAL
                                     COMPANY    GUARANTOR    NON-GUARANTOR    ELIMINATIONS     TOTAL
                                    ---------   ---------    -------------    ------------   ---------
STATEMENT OF OPERATIONS
  For the seven months ended
  December 31, 1995:
Net sales.........................  $      --   $245,583        $ 8,240        $  (8,240)    $ 245,583
Operating expenses
  Cost of goods sold..............         --    198,958          4,503           (8,240)      195,221
  Selling, general and
     administration...............         --     13,259          3,870               --        17,129
  Depreciation and amortization...         --     10,927             93               --        11,020
  Impairment, unusual and plant
     closing charges..............         --      1,750             --               --         1,750
  Inventory valuation
     adjustment...................         --         --             --               --            --
                                    ---------   --------        -------        ---------     ---------
Operating income (loss)...........         --     20,689           (226)              --        20,463
Other income (expense)
  Interest expense................    (18,960)      (815)          (156)              --       (19,931)
  Amortization of deferred
     financing fees...............     (1,468)        --             --               --        (1,468)
  Equity in net loss of
     subsidiaries.................      9,621         --             --           (9,621)           --
  Other...........................         --       (158)            --               --          (158)
                                    ---------   --------        -------        ---------     ---------
Income (loss) before income tax
  provision.......................    (10,807)    19,716           (382)          (9,621)       (1,094)
Income tax provision..............     (7,516)     9,053            660               --         2,197
                                    ---------   --------        -------        ---------     ---------
Net income (loss).................  $  (3,291)  $ 10,663        $(1,042)       $  (9,621)    $  (3,291)
                                    =========   ========        =======        =========     =========
STATEMENT OF CASH FLOWS
  For the seven months ended
  December 31, 1995:
Net cash from operating
  activities......................  $     108   $  7,945        $ 5,281        $      --     $  13,334
                                    ---------   --------        -------        ---------     ---------
Cash flows provided by (used in)
  investing activities:
  Acquisition, net of cash........   (341,046)        --             --               --      (341,046)
  Capital expenditures, net.......         --     (5,482)          (269)              --        (5,751)
                                    ---------   --------        -------        ---------     ---------
Net cash used in investing
  activities......................   (341,046)    (5,482)          (269)              --      (346,797)
                                    ---------   --------        -------        ---------     ---------
Cash flows provided (used in)
  financing activities:
  Equity proceeds                      15,048         --             --               --        15,048
  Proceeds from issuance of
     long-term obligations........    337,500         --             --               --       337,500
  Repayment of long-term
     obligations..................         --       (450)        (4,635)              --        (5,085)
  Financing fees and other........    (14,000)        --             --               --       (14,000)
                                    ---------   --------        -------        ---------     ---------
Net cash from financing
  activities......................    338,548       (450)        (4,635)              --       333,463
                                    ---------   --------        -------        ---------     ---------
Net change in cash................  $  (2,390)  $  2,013        $   377        $      --     $      --
                                    =========   ========        =======        =========     =========

13.   SUBSEQUENT EVENT FOOTNOTE

      On December 12, 1995, the Company entered into a letter of intent to acquire the assets and business activities of Dekko Wire Technology Group for $166,000, subject to certain purchase price adjustments.

                         INTERNATIONAL WIRE GROUP, INC.
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                                COLLECTION OF
                                             BALANCE AT                          PREVIOUSLY                     BALANCE AT
                                             BEGINNING                           WRITTEN OFF                      END OF
                                             OF PERIOD   PROVISION   WRITEOFFS     ACCOUNTS     ACQUISITIONS      PERIOD
                                             ---------   ---------   ---------  -------------   ------------    ----------
Seven months ended
   December 31, 1995......................       $845      $   33        $(53)         $ 35         $  -          $860

                      REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors of
Wirekraft Holdings Corp.:

We have audited the accompanying consolidated balance sheet of Wirekraft Holdings Corp. and subsidiaries (formerly WB Holdings Inc.) as of November 30, 1994, and the consolidated statements of operations, stockholders' equity, and cash flows for the six months ended May 31, 1995, the year ended November 30, 1994 and for the period December 22, 1992 (date of acquisition) through November 30, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wirekraft Holdings Corp. and subsidiaries as of November 30, 1994 and the consolidated results of their operations and their cash flows for the six months ended May 31, 1995, the year ended November 30, 1994 and the period December 22, 1992 (date of acquisition) through November 30, 1993, in conformity with generally accepted accounting principles.



COOPERS & LYBRAND L.L.P.
St. Louis, Missouri
January 27, 1996

                            WIREKRAFT HOLDINGS CORP.
                          (FORMERLY WB HOLDINGS INC.)
                          CONSOLIDATED BALANCE SHEETS
                              AT NOVEMBER 30, 1994
                       (IN THOUSANDS, EXCEPT SHARE DATA)




                                    ASSETS
Current assets:
   Cash and cash equivalents ..................................................   $  2,053
   Accounts receivable, less allowance of $405 ................................     28,000
   Inventories ................................................................     25,392
   Deferred income taxes ......................................................        306
   Prepaid expenses and other .................................................      1,984
                                                                                  --------
     Total current assets .....................................................     57,735
Property, plant and equipment, net ............................................     33,226
Deferred financing costs, net .................................................      6,941
Intangible assets, net ........................................................     77,805
Other assets ..................................................................      2,781
                                                                                  --------
     Total assets .............................................................   $178,488
                                                                                  ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ...........................................................   $ 22,364
   Accrued and other liabilities ..............................................      5,801
   Accrued interest ...........................................................      1,369
   Income taxes payable .......................................................      2,288
   Current maturities of long-term obligations ................................      7,590
                                                                                  --------
     Total current liabilities ................................................     39,412
Long-term obligations, less current maturities ................................    104,049
Deferred income taxes .........................................................      5,797
Other long-term liabilities ...................................................        856
                                                                                  --------
     Total liabilities ........................................................    150,114
Stockholders' equity:
   Common stock, $.01 par value, 50,000,000 shares authorized,
     20,000,000 shares issued and outstanding .................................        200
   Class A common stock, $.01 par value, 3,000,000 shares
     authorized, 2,402,402 shares issued and outstanding ......................         24
   Additional paid-in capital .................................................     22,576
   Retained earnings ..........................................................      5,574
                                                                                  --------
     Total stockholders' equity ...............................................     28,374
                                                                                  --------
     Total liabilities and stockholders' equity ...............................   $178,488
                                                                                  ========





        See accompanying notes to the consolidated financial statements

                            WIREKRAFT HOLDINGS CORP.
                          (FORMERLY WB HOLDINGS INC.)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)



                                                                                          PERIOD FROM
                                                                                        DECEMBER 22, 1992
                                                                                      (DATE OF ACQUISITION)
                                                   SIX MONTHS ENDED     YEAR ENDED           THROUGH
                                                     MAY 31, 1995    NOVEMBER 30, 1994  NOVEMBER 30, 1993
                                                   ---------------   ----------------- -------------------
Net sales ......................................   $       168,053    $       240,972    $       181,188
Operating expenses:
   Cost of goods sold ..........................           138,851            201,602            150,092
   Selling, general and administrative .........            13,301             14,319             10,582
   Depreciation and amortization ...............             6,474              6,435              4,496
   Compensation expense ........................               895                 --                 --
   Expenses related to sale ....................               501                 --                 --
   Expenses related to plant closings ..........             2,000                 --                 --
                                                   ---------------    ---------------    ---------------
Operating income ...............................             6,031             18,616             16,018
Other income (expense):
   Interest expense ............................            (8,020)           (10,565)            (8,645)
   Amortization of deferred financing costs ....            (1,657)            (1,995)            (1,677)
                                                   ---------------    ---------------    ---------------
Income (loss) before income tax provision
   and extraordinary item ......................            (3,646)             6,056              5,696
Income tax provision (benefit) .................            (2,114)             3,023              3,155
                                                   ---------------    ---------------    ---------------
Income (loss) before extraordinary item ........            (1,532)             3,033              2,541
Extraordinary item - loss due to early
   extinguishment of debt, net of income
   tax of $4,930 ...............................            (7,835)                --                 --
                                                   ---------------    ---------------    ---------------
Net income (loss) ..............................   $        (9,367)   $         3,033    $         2,541
                                                   ===============    ===============    ===============








        See accompanying notes to the consolidated financial statements

                            WIREKRAFT HOLDINGS CORP.
                          (FORMERLY WB HOLDINGS INC.)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED MAY 31, 1995,
                      THE YEAR ENDED NOVEMBER 30, 1994 AND
             THE PERIOD FROM DECEMBER 22, 1992(DATE OF ACQUISITION)
                           THROUGH NOVEMBER 30, 1993
                                 (IN THOUSANDS)



                                                        CLASS A  ADDITIONAL   RETAINED
                                PREFERRED    COMMON     COMMON    PAID-IN      EARNINGS
                                  STOCK      STOCK      STOCK     CAPITAL     (DEFICIT)     TOTAL
                                 --------   --------   --------   --------    --------    --------
Issuance of common stock .....   $     --   $    200   $     --   $ 19,800    $     --    $ 20,000

Issuance of Class A common
   stock .....................         --         --         24         --          --          24

Issuance costs ...............         --         --         --       (500)         --        (500)

Issuance of equity rights ....         --         --         --      3,276          --       3,276

Net income ...................         --         --         --         --       2,541       2,541
                                 --------   --------   --------   --------    --------    --------

Balance November 30, 1993 ....         --        200         24     22,576       2,541      25,341

Net income ...................         --         --         --         --       3,033       3,033
                                 --------   --------   --------   --------    --------    --------

Balance November 30, 1994 ....         --        200         24     22,576       5,574      28,374

Issuance of preferred stock ..         10         --         --     24,990          --      25,000

Issuance of common stock .....         --          3         --        747          --         750

Issuance costs ...............         --         --         --       (300)         --        (300)

Net loss .....................         --         --         --         --      (9,367)     (9,367)
                                 --------   --------   --------   --------    --------    --------

Balance May 31, 1995 .........   $     10   $    203   $     24   $ 48,013    $ (3,793)   $ 44,457
                                 ========   ========   ========   ========    ========    ========




        See accompanying notes to the consolidated financial statements

                            WIREKRAFT HOLDINGS CORP.
                          (FORMERLY WB HOLDINGS INC.)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                                                      PERIOD FROM
                                                                                                    DECEMBER 22, 1992
                                                                                                  (DATE OF ACQUISITION)
                                                                SIX MONTHS ENDED    YEAR ENDED          THROUGH
                                                                  MAY 31, 1995   NOVEMBER 30, 1994  NOVEMBER 30, 1993
                                                                 --------------  -----------------  -----------------
Cash flows provided by (used in) operating activities:
   Net income (loss) .........................................   $       (9,367)   $        3,033    $        2,541
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
   Extraordinary item ........................................          12, 765                --                --
   Depreciation and amortization .............................            6,474             6,435             4,496
   Amortization of deferred financing costs ..................            1,493             1,667             1,349
   Accretion of debt discount ................................              164               328               328
   Deferred income taxes .....................................           (4,282)             (325)            1,542
   Change in assets and liabilities, net of acquisitions:
     Accounts receivable .....................................           (9,863)           (7,928)           (2,574)
     Inventories .............................................             (824)           (6,622)           (1,768)
     Prepaid expenses and other ..............................             (166)           (2,951)           (1,921)
     Accounts payable ........................................             (617)            8,231             2,136
     Accrued and other liabilities ...........................            2,628              (281)               84
     Accrued interest ........................................            1,276            (1,217)            2,586
     Income taxes payable/refundable .........................           (3,366)            2,443               207
     Other long-term liabilities .............................             (236)             (495)             (386)
                                                                 --------------    --------------    --------------
Net cash from operating activities ...........................           (3,921)            2,318             8,620
                                                                 --------------    --------------    --------------
Cash flows provided by (used in) investing activities:
   Acquisitions, net of cash .................................          (44,973)          (11,754)         (111,321)
   Capital expenditures, net .................................           (2,914)           (6,248)           (3,705)
                                                                 --------------    --------------    --------------
Net cash from investing activities ...........................          (47,887)          (18,002)         (115,026)
                                                                 --------------    --------------    --------------
Cash flows provided by (used in) financing activities:
   Proceeds from issuance of long-term obligations ...........           24,000            12,674            98,224
   Equity proceeds ...........................................           25,750                --            23,300
   Borrowings of long-term obligations .......................           19,639            22,995            13,306
   Repayment of long-term obligations ........................          (14,226)          (17,481)          (19,307)
   Financing fees and other ..................................           (3,500)             (691)           (8,877)
                                                                 --------------    --------------    --------------
Net cash from financing activities ...........................           51,663            17,497           106,646
                                                                 --------------    --------------    --------------
Net change in cash and cash equivalents ......................             (145)            1,813               240
Cash and cash equivalents at beginning of the period .........            2,053               240                 0
                                                                 --------------    --------------    --------------
Cash and cash equivalents at end of the period ...............   $        1,908    $        2,053    $          240
                                                                 ==============    ==============    ==============





        See accompanying notes to the consolidated financial statements

                            WIREKRAFT HOLDINGS CORP.
                          (FORMERLY WB HOLDINGS INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED MAY 31, 1995,
                      THE YEAR ENDED NOVEMBER 30, 1994 AND
            THE PERIOD FROM DECEMBER 22, 1992 (DATE OF ACQUISITION)
                           THROUGH NOVEMBER 30, 1993
                       (IN THOUSANDS, EXCEPT SHARE DATA)


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

     The total cost of the Acquisition consisted of $57,967 for issued and outstanding common stock, $42,877 for the retirement of existing indebtedness, $1,175 for outstanding warrants and $14,978 for fees and expenses. The Acquisition was accounted for using the purchase method of accounting whereby the total acquisition cost was allocated to the acquired net assets based on their respective fair values. The 1993 results of operations of Wirekraft, included in the consolidated financial statements, are for the period from the date of the Acquisition through November 30, 1993.

         The total acquisition cost was allocated to the acquired net assets as follows:

         Current assets....................................................      $29,461
         Property, plant and equipment.....................................       19,980
         Goodwill..........................................................       80,319
         Fees and costs....................................................        9,580
         Other noncurrent assets...........................................          386
         Current liabilities...............................................      (16,365)
         Other liabilities.................................................       (6,364)
                                                                                --------
                                                                                $116,997
                                                                                ========

                            WIREKRAFT HOLDINGS CORP.
                          (FORMERLY WB HOLDINGS INC.)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



2.   ECM ACQUISITION

     On December 2, 1994, through a series of acquisitions and transfers from New Holdings, Wirekraft acquired the stock of ECM and certain assets from General Electric Company. The purchase price, including fees and expenses, was approximately $49,550. The purchase price consisted of $20,000 in cash, 1,000,000 shares of Series A Senior Preferred Stock, par value $.01 per share, $25 liquidation preference and 275,758 shares of common stock of New Holdings.

     The acquisition of ECM was accounted for using the purchase method of accounting whereby the total acquisition cost was allocated to the acquired net assets based on their respective fair values. The total acquisition cost was allocated to the acquired net assets as follows:

         Current assets.................................................... $  8,211
         Property, plant and equipment.....................................    8,288
         Intangibles.......................................................   37,958
         Fees and costs....................................................    3,500
         Current liabilities and other reserves............................   (8,407)
                                                                            --------
                                                                            $ 49,550
                                                                            ========

     Unaudited pro forma data, which show condensed results of operations for the year ended November 30, 1994 as though the acquisition and related financing of ECM had occurred at the beginning of the period is as follows:

         Net sales..........................................................  $  319,486
         Net income.........................................................  $    5,758

3.   SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation

     The consolidated financial statements for the year ended November 30, 1994 and the period from December 22, 1992 (date of Acquisition) through November 30, 1993 include the accounts of Holdings and its wholly-owned subsidiary, Wirekraft. The consolidated financial statements for the six months ended May 31, 1995 include the accounts of New Holdings and its wholly-owned subsidiary, Holdings. All material intercompany balances and transactions have been eliminated in consolidation.

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

                            WIREKRAFT HOLDINGS CORP.
                          (FORMERLY WB HOLDINGS INC.)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



     Property, Plant and Equipment

     Property, plant and equipment is stated at cost. Depreciation is calculated using the straight-line method. The average estimated lives utilized in calculating depreciation are as follows: buildings and improvements - 25 years; machinery and equipment - 7 years; and furniture and fixtures - 5 years. Leasehold improvements are amortized over the shorter of the term of the respective lease or the life of the respective improvement.

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

     Statement of Cash Flows

     For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. Interest paid for the six months ended May 31, 1995, the year ended November 30, 1994 and the period from December 22, 1992 through November 30, 1993 was approximately $6,744, $11,803 and $5,908, respectively. Taxes paid for the six months ended May 31, 1995, the year ended November 30, 1994 and the period from December 22, 1992 through November 30, 1993 were approximately $604, $905 and $2,755, respectively. In connection with the Acquisition, the Company assumed liabilities aggregating $22,729, which is a noncash investing activity.

     During the six months ended May 31, 1995, the Company entered into a capital lease obligation of $4,714 for new equipment.

     Fair Value of Financial Instruments

     The fair market values of the financial instruments included in the consolidated financial statements approximates the carrying values of the financial instruments.

                            WIREKRAFT HOLDINGS CORP.
                          (FORMERLY WB HOLDINGS INC.)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



     Concentration of Credit Risk

     Accounts receivable from companies located throughout the United States in the appliance and automotive industries amounted to approximately $12,397 and $15,684, respectively at November 30, 1994. Sales to the Company's five largest customers represented 61% of net sales for the six months ended May 31, 1995 and 51% and 56% of net sales in 1994 and 1993, respectively. A significant portion of the Company's sales are to three major customers within the Harness Segment. Sales to one of these customers represented 25% of net sales for the six months ended May 31, 1995. The Company has entered into a supply contract with this customer expiring in 2002. Sales to the Company's two other major customers represented 12% and 7% of net sales for the six months ended May 31, 1995, 17% and 11% of net sales in 1994 and 19% and 14% of net sales in 1993. In 1995, a supply contract with one of the above mentioned customers expired. A supply contract was subsequently renegotiated through December, 1998.

4.   INVENTORIES

     The composition of inventories at November 30, 1994 is as follows:

     Raw Materials....................................................       $12,368
     Work-in-process..................................................         3,581
     Finished goods...................................................         9,443
                                                                             -------
         Total inventories............................................       $25,392
                                                                             =======

     The current cost of inventories is approximately $24,893 at November 30, 1994.

5.   PROPERTY, PLANT AND EQUIPMENT

     The composition of property, plant and equipment at November 30, 1994 is as follows:

     Land...........................................................    $  1,030
     Buildings and improvements.....................................      12,387
     Machinery and equipment........................................      25,333
     Less, accumulated depreciation.................................      (5,524)
                                                                        --------
         Total......................................................    $ 33,226
                                                                        ========

6.   FINANCING COSTS AND RELATED PARTY TRANSACTIONS

     In connection with the Acquisition and ECM acquisition, the Company incurred aggregate fees and costs of $11,900. Costs of $11,100 related to the Notes and Credit Agreement (see Note 7) are included in deferred financing costs and are amortized over the term of the related borrowings. Costs of $800 related to the issuance of Holding's common stock have been deducted from the proceeds to reduce the carrying value of the common stock.

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

7.   LONG-TERM OBLIGATIONS

     The composition of long-term obligations at November 30, 1994 is as follows:

     Credit Agreement:
       Revolving credit facility................................................$ 23,190
       Term Facility............................................................  50,557
     Senior Subordinated Notes (net of $2,620 of  unamortized discount).........  37,380
     Capital leases.............................................................     512
                                                                                --------
                                                                                 111,639
       Less, current maturities.................................................  (7,590)
                                                                                --------
                                                                                $104,049
                                                                                ========

     The schedule of principal payments, for long-term obligations at November 30, 1994, is as follows:

     1995.......................................................................  $  7,590
     1996.......................................................................     8,726
     1997.......................................................................     9,723
     1998.......................................................................    10,674
     1999.......................................................................    11,651
     Thereafter.................................................................    63,275
                                                                                  --------
                                                                                  $111,639
                                                                                  ========

     Credit Agreement

     In connection with the acquisition of ECM, the Company entered into an Amended and Restated Credit Agreement (the "Amended Credit Agreement") dated as of December 2, 1994, among Wirekraft and certain financial institutions. Borrowings under the Amended Credit Agreement are collateralized by first priority mortgages and liens on substantially all of the assets of Wirekraft. In addition, borrowings under the Amended Credit Agreement are guaranteed by Holdings.

     The Amended Credit Agreement consists of a $50,932 term loan (the "Term Loan A"), a $32,625 term loan (the "Term Loan B" together with the Term Loan A, the "Term Facility") and a $38,000 revolving credit facility (the "Revolver"). The Revolver provides that up to $5,000 of such facilities may be used for the issuance of letters of credit and credit guarantees. At May 31, 1995, Wirekraft had approximately $930 of credit guarantees outstanding. At May 31, 1995, there was $15,495 of unused borrowing capacity under the Amended Credit Agreement. The

                            WIREKRAFT HOLDINGS CORP.
                          (FORMERLY WB HOLDINGS INC.)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     Amended Credit Agreement contains several financial covenants, which among other things, require Wirekraft to maintain certain financial ratios and restrict Wirekraft's ability to incur indebtedness, make capital expenditures and pay dividends. The commitment fee on the unused portion of the Revolver is .5% per annum on the daily available balance.

     Mandatory principal payments on the Term Facility are due in quarterly installments. The final installment on the Term Facility is due on March 1, 2000 at which time the Revolver is also due. Additionally, the Amended Credit Agreement requires annual prepayments of the Term Facility based on "Excess Cash Flow," (as defined in the Amended Credit Agreement).

     Borrowings under the Term Loan A and Revolver bear interest, at the option of Wirekraft, at a rate per annum equal to (a) the Base Rate (as defined in the Amended Credit Agreement) plus 1.5% or (b) the Libor Rate (as defined in the Amended Credit Agreement) plus 2.75%. Borrowings under the Term Loan B bear interest, at the option of Wirekraft, at a rate per annum equal to (a) the Base Rate (as defined in the Amended Credit Agreement) plus 2.0% or (b) the Libor Rate (as defined in the Amended Credit Agreement) plus 3.25%. The Base Rate and Libor rate margins are established quarterly based on a formula as defined in the Amended Credit Agreement. Interest payment dates vary depending on the interest rate option to which the Term Facility and the Revolver are tied, but generally interest is payable quarterly. At May 31, 1995, the average weighted interest rate on outstanding borrowings is 9.52%.

     The Amended Credit Agreement requires Wirekraft to enter into interest rate hedging arrangements to hedge against interest rate fluctuations. Wirekraft has entered into an agreement which provides a ceiling of 7.75% on $20,000 of indebtedness expiring February 1995 and a ceiling of 7.75% on $14,000 of indebtedness until February 1996. The cost of the hedge agreement is being amortized on a straight-line basis over the term of the hedge agreement.

     Senior Subordinated Notes

     The 12% Senior Subordinated Notes due 2003 (the "Notes") were issued pursuant to the Senior Subordinated Notes Purchase Agreement dated as of December 21, 1992 (the "Note Agreement") among Wirekraft, Holdings, and the purchasers named therein in connection with the Acquisition. The Notes represent unsecured general obligations of Wirekraft and are subordinated to all Senior Debt (as defined in the Note Agreement) of Wirekraft. The Notes are guaranteed by the Company.

     The Notes mature on January 31, 2003, and bear interest at the rate of 12% per annum, payable quarterly on each January 31, April 30, July 31 and October 31. The Notes may not be redeemed prior to January 31, 1997, except in the event of a Change of Control (as defined in the Note Agreement) or Initial Public Offering (as defined in the Note Agreement). The Notes may be redeemed on or after January 31, 1997, in whole or from time to time in part, at the option of the Company, at a redemption price of 106.67% in 1997 with annual reductions to 100% in 2002 and, thereafter, the Company is required to redeem $6,750 of the aggregate principal amount of the Notes at 100% of the principal amount thereof, plus accrued but unpaid interest to the redemption date, commencing July 31, 2000, and each six months thereafter until January 31, 2003.

     The Notes were issued as original issue discount ("OID") notes with the OID credited to additional paid-in-capital.

                            WIREKRAFT HOLDINGS CORP.
                          (FORMERLY WB HOLDINGS INC.)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     Unamortized OID on the Notes is being amortized using an effective interest rate of 13.6%. Concurrent with the issuance of the Notes, equity rights certificates to acquire 3,276,003 shares of common stock were issued to the holders of the Notes. The rightholders may exercise the equity rights certificates, on any business day, for all or any part of the number of shares of underlying common stock issuable under such certificates. Upon the effective date of an Initial Public Offering (as defined in the Note Agreement) the Company shall have the right to cause the equity rights certificate to be immediately exercised, and on January 31, 2003, the equity rights certificates shall be deemed to be exercised.

     The Notes restrict among other things, the incurrence of additional indebtedness by Wirekraft, the payment of dividends and other distributions in respect of Wirekraft's capital stock, the creation of liens on the properties and the assets of Wirekraft to collateralize certain subordinated debt and certain mergers, sales of assets and transactions with affiliates.

8.   STOCKHOLDERS' EQUITY

     The authorized capital stock of the Company at May 31, 1995 consists of 50,000,000 shares of common stock, 3,000,000 shares of Class A common stock, and 10,000,000 shares of preferred stock. In connection with the financing of the Acquisition, the Company issued 20,000,000 shares of common stock, 2,402,402 shares of Class A common stock and 1,621,622 warrants to purchase common stock. Each warrant represents the right to purchase one (1) share of the Company's common stock for $1.00 per warrant. The warrants expire on December 31, 2002. As of May 31, 1995, no warrants had been exercised. On December 2, 1994, in connection with the acquisition of ECM, the Company issued 1,000,000 shares of Series A Senior Preferred Stock and 275,758 shares of common stock.

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

                            WIREKRAFT HOLDINGS CORP.
                          (FORMERLY WB HOLDINGS INC.)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     Options are exercisable at such time and on such terms as the committee appointed to administer the Option Plan (the "Committee") determines. The exercise price for the options granted under the Option Plan may not be less than the fair market value of the underlying share, as determined by the Committee on the date of grant. Generally, an option may be exercised only if the holder is an officer or employee of the Company at the time of exercise. Options granted under the Option Plan are not transferable, except by will and the laws of descent and distribution. During the period ended November 30, 1993, the Company granted options to purchase 1,033,000 shares of common stock at $1.00 per share, and no options were exercised during the period. During the year ended November 30, 1994, the Company granted options to purchase 75,000 shares of common stock at $2.74 per share and canceled 235,200 options. No options were exercised during the year. During the six months ended May 31, 1995, the Company granted options to purchase 100,000 shares of common stock at $2.74 per share, cancelled 188,800 shares and 20,000 options were exercised. At May 31, 1995, there were 764,000 options available for issuance under the Option Plan.

9.   INCOME TAXES

     The provision (benefit) for income taxes consists of the following:

                                                                       Period from
                                                                     December 22, 1992
                                          Six Months               (Date of Acquisition)
                                             Ended     Year Ended        through
                                            May 31,    November 30,     November 30,
                                             1995           1994           1993
                                          ----------    ----------      ----------
     Current:
         Federal ......................   $    1,022    $    2,741      $    1,250
         State ........................          892           607             363
         Foreign ......................          254            --              --
                                          ----------    ----------      ----------
                                               2,168         3,348           1,613
                                          ----------    ----------      ----------
     Deferred:
         Federal ......................       (3,159)         (124)          1,214
         State ........................       (1,123)         (201)            328
                                          ----------    ----------      ----------
                                              (4,282)         (325)          1,542
                                          ----------    ----------      ----------
              Total ...................   $   (2,114)   $    3,023      $    3,155
                                          ==========    ==========      ==========

     Reconciliation between the Federal statutory income tax rate and the effective tax rate is summarized below:

                                                                                 Period from
                                                                                December 22, 1992
                                                  Six Months                 (Date of Acquisition
                                                    Ended       Year Ended         through
                                                   May 31,      November 30,      November 30,
                                                    1995           1994             1993
                                                  ----------    ----------       ----------
     Federal taxes at statutory rate (34%) ....   $   (1,240)   $    2,059       $    1,937
     State taxes, net of federal effect .......          210           268              456
     Foreign ..................................       (1,468)           --               --
     Nondeductible assets .....................          340           680              680
     Other ....................................           44            16               82
                                                  ----------    ----------       ----------
     Provision (benefit) for income taxes .....   $   (2,114)   $    3,023       $    3,155
                                                  ==========    ==========       ==========

                            WIREKRAFT HOLDINGS CORP.
                          (FORMERLY WB HOLDINGS INC.)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



       The tax effects of significant temporary differences representing deferred tax assets and liabilities at November 30, 1994 are as follows:

       Deferred tax assets:
         Accounts receivable reserves ................................   $      103
         Accrued liabilities not yet deductible ......................          749
                                                                         ----------
                                                                                852
       Deferred tax liabilities:
         Depreciation and amortization ...............................        4,554
         Inventories .................................................          546
         Other .......................................................        1,243
                                                                         ----------
                                                                              6,343

       Net deferred tax liability ....................................        5,491
       Deferred taxes - current asset (liability) ....................          306
                                                                         ----------
       Deferred taxes-noncurrent .....................................   $    5,797
                                                                         ==========

10.    PLANT CLOSING EXPENSE

       In May, 1995, the Company recorded a pretax charge to operations of $2,000 to provide for plant closing costs. The Company's decision to shut-down certain harness segment plants was the result of a customer transitioning certain wire harness purchases to its own captive operations in Mexico and other third party suppliers. The plant closing costs include provisions for shut-down costs from the period of the plant closure to the date of disposal, commitment costs for leased equipment and severance related costs.

11.    RETIREMENT BENEFITS

       Employees of Wire Division, who are eligible under Section 414(q) of the Internal Revenue Code, may participate in the profit sharing plan sponsored by the Company. The plan qualifies under the Internal Revenue Code Section 401(k), and the Company may at its discretion make contributions on a matching or non-matching basis. Employees of the Wire Division with approximately one year of service may also participate in a money purchase pension plan sponsored by the Company. The Company is required to make contributions to the money purchase pension plan equal to 3% of an employee's eligible compensation as defined in the plan document. Expense under these two plans amounted to approximately $363, $451 and $341 for the six months ended May 31, 1995, for the year ended November 30, 1994 and for the period December 22, 1992 through November 30, 1993, respectively.

                            WIREKRAFT HOLDINGS CORP.
                          (FORMERLY WB HOLDINGS INC.)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



12.    LEASES

       The Company leases certain of its manufacturing facilities and equipment under long-term lease agreements with lease terms expiring through February 2004. Rent expense applicable to the noncancelable operating leases aggregated $505, $436 and $431 for the six months ended May 31, 1995, for the year ended November 30, 1994, and for the period December 22, 1992, through November 30, 1993, respectively.

       The schedule of future minimum lease payments by calendar year under operating leases at November 30, 1994 is as follows:

       1995..................................................................     $1,645
       1996..................................................................      1,607
       1997..................................................................      1,567
       1998..................................................................      1,324
       1999..................................................................      1,234
       Thereafter............................................................      1,723

13.    CONTINGENCIES

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

14.    OTHER ACQUISITIONS

       On December 10, 1993, Wirekraft acquired certain assets and related liabilities of the wire business of the Ristance division of Echlin Corporation ("Ristance"). The purchase price, including fees and expenses, paid in cash, was approximately $11,800 which was funded through additional borrowings under the Credit Agreement. The acquisition of Ristance was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to assets and liabilities acquired based upon their fair value at the date of the acquisition. The sales and earnings of Ristance for the period from December 22, 1992 through November 30, 1993 are not significant to the Company's operations.

                            WIREKRAFT HOLDINGS CORP.
                          (FORMERLY WB HOLDINGS INC.)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



15.    BUSINESS SEGMENT INFORMATION

       Certain information concerning the Company's operating segments for the six months ended May 31, 1995, the year ended November 30, 1994, and the period from December 22, 1992, through November 30, 1993, is presented below. Total revenue by segment includes both sales to customers and intersegment sales, which are accounted for at prices charged to customers and eliminated in consolidation.

                                                  Wire         Harness     Consolidated
                                                ----------   ----------    ------------
       Six Months ended May 31, 1995
       Total revenue ........................   $   88,488   $   88,620
       Intersegment sales ...................        7,807        1,248
                                                ----------   ----------
       Sales to customers ...................   $   80,681   $   87,372   $  168,053
                                                ==========   ==========
       Operating income .....................        1,320        4,711        6,031
       Depreciation and amortization ........        2,534        3,940        6,474
       Capital expenditures, net ............        1,636        1,278        2,914

       Year Ended November 30, 1994
       Total revenue ........................   $  153,014   $  101,167
       Intersegment sales ...................       13,209           --
                                                ----------   ----------
       Sales to customers ...................   $  139,805   $  101,167   $  240,972
                                                ==========   ==========
       Operating income .....................        9,433        9,183       18,616
       Identifiable assets ..................      120,129       58,359      178,488
       Depreciation and amortization ........        4,451        1,984        6,435
       Capital expenditures, net ............        5,819          429        6,248

       Period Ended November 1993
       Total revenue ........................   $  107,625   $   86,374
       Intersegment sales ...................       12,811           --
                                                ----------   ----------
       Sales to customers ...................   $   94,814   $   86,374   $  181,188
                                                ==========   ==========
       Operating income .....................        9,482        6,536       16,018
       Depreciation and amortization ........        3,005        1,491        4,496
       Capital expenditures, net ............        2,103        1,602        3,705

                            WIREKRAFT HOLDINGS CORP.
                          (FORMERLY WB HOLDINGS INC.)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


16.  SUBSEQUENT EVENT

     On June 12, 1995, International Wire Holding Company, through a series of mergers and acquisitions acquired all of the outstanding common stock of New Holdings (the "Transaction"). The Company has designated June 1, 1995, as the effective date of the Transaction for financial reporting purposes. In connection with the Transaction, the majority of the Company's long-term debt was repaid, the common stock of New Holdings was redeemed at $51,751, the Series A Senior Preferred Stock issued as part of the ECM acquisition (see Note 2) was redeemed at a liquidation value of $26,250 plus accrued dividends of $71 and the warrants and equity rights discussed in Notes 7 and 8 were retired at $10,133. As a result of the early repayment of certain long-term debt, $7,909 of deferred financing costs and $2,456 of OID were charged off and included as an extraordinary item in the accompanying Statements of Operations for the six months ended May 31, 1995. In addition, the Company paid a prepayment penalty of $2,400 to holders of subordinated notes. This amount has also been included in the accompanying Statements of Operations as an extraordinary item. The stock options granted pursuant to the Company's stock option plan were cancelled for payment to the option holders who received cash (see Note 8). This amount totalled approximately $895 and has been included in the Statements of Operations as compensation expense for the six months ended May 31, 1995. In connection with the sale, the Company incurred expenses of $501 which has been recorded in the Statements of Operations as expenses related to sale.

17. RESTATEMENT OF FINANCIAL INFORMATION

    The Company has restated its previously issued financial statements for the six months ended May 31, 1995 to reflect certain adjustments. These adjustments relate primarily to corrections of certain depreciation and interest expenses and recognition of certain costs associated with plant closings. Additionally, adjustments were made to correct for the effective tax rate and tax benefit obtained as a result of the extraordinary item.

    The impact of these adjustments on the Company's financial results as originally reported is summarized below:

                                                       FOR THE SIX MONTHS ENDING
                                                              MAY 31, 1995
                                                      ----------------------------
                                                      AS REPORTED      AS RESTATED
                                                      -----------      -----------
                                                         (AMOUNTS IN THOUSANDS)
     Income (loss) before income taxes and
       extraordinary item.......................        $ (1,099)         $(3,646)
     Net income (loss)..........................        $(14,491)         $(9,367)
     Retained earnings (deficit)................        $ (8,917)         $(3,793)

     These adjustments are reflected in the Company's accompanying consolidated statements of operations.

                            WIREKRAFT HOLDINGS CORP.
                          (FORMERLY WB HOLDINGS INC.)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                            WIREKRAFT HOLDINGS CORP.
                          (FORMERLY WB HOLDINGS INC.)
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)



                                                                                COLLECTION OF
                                           BALANCE AT                            PREVIOUSLY                  BALANCE AT
                                            BEGINNING                             WRITTEN OFF                 END OF
                                           OF PERIOD      PROVISION    WRITEOFFS   ACCOUNTS   ACQUISITIONS      PERIOD
                                           ---------      ---------    --------- ----------- -------------   ----------
Year ended November 30, 1994..............    $358          $ 19        $   1        $   9         $ 20          $405

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



COOPERS & LYBRAND L.L.P.
St. Louis, Missouri
January 27, 1996

                                OMEGA WIRE CORP.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                         TWO MONTHS ENDED MAY 31, 1995
                                 (IN THOUSANDS)



Net sales ..........................................................   $ 23,295
Operating expenses:
   Cost of goods sold ..............................................     17,512
   Selling, general and administrative .............................      1,639
   Depreciation and amortization ...................................      1,233
                                                                       --------
Operating income ...................................................      2,911
Other income (expense):
   Interest expense ................................................     (1,797)
   Amortization of deferred financing costs ........................       (238)
                                                                       --------
Income before income tax provision and extraordinary item ..........        876
Income tax provision ...............................................        171
                                                                       --------
Income before extraordinary item ...................................        705
Extraordinary item - loss due to early extinguishment of debt,
   net of income tax of $2,082 .....................................     (4,044)
                                                                       --------
Net loss ...........................................................   $ (3,339)
                                                                       ========



        See accompanying notes to the consolidated financial statements

                               OMEGA WIRE CORP.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        TWO MONTHS ENDED MAY 31, 1995
                                (IN THOUSANDS)



                                                       Class A             Carryover of
                                           Common      Common    Paid-In    Predecessor   Accumulated
                                            Stock      Stock     Capital       Basis      Deficit      Total
                                           --------   --------   --------    --------    --------    --------
Issuance of common stock ...............   $    420   $     --   $ 41,580    $     --    $     --    $ 42,000

Issuance of Class A common stock .......         --         63         --          --          --          63

Issuance costs .........................         --         --       (675)         --          --        (675)

Carryover of predecessor basis .........         --         --         --     (20,000)         --     (20,000)

Net loss ...............................         --         --         --          --      (3,339)     (3,339)
                                           --------   --------   --------    --------    --------    --------

Balance May 31, 1995 ...................   $    420   $     63   $ 40,905    $(20,000)   $ (3,339)   $ 18,049
                                           ========   ========   ========    ========    ========    ========



        See accompanying notes to the consolidated financial statements

                                OMEGA WIRE CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                         TWO MONTHS ENDED MAY 31, 1995
                                 (IN THOUSANDS)



Cash flows provided by (used in) operating activities:
   Net loss .......................................................   $  (3,339)
   Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
   Extraordinary item .............................................       6,126
   Depreciation and amortization ..................................       1,233
   Amortization of deferred financing costs .......................         238
   Deferred income taxes ..........................................         120
   Change in assets and liabilities, net of acquisitions:
     Accounts receivable ..........................................       1,528
     Inventories ..................................................        (510)
     Prepaid expenses and other ...................................        (231)
     Accounts payable .............................................         919
     Accrued and other liabilities ................................          10
     Accrued interest .............................................         952
     Income taxes payable/refundable ..............................      (2,033)
     Other long-term liabilities ..................................         (26)
                                                                      ---------
Net cash from operating activities ................................       4,987
                                                                      ---------
Cash flows provided by (used in) investing activities:
   Acquisition, net of cash .......................................    (159,080)
   Capital expenditures, net ......................................        (581)
                                                                      ---------
Net cash from investing activities ................................    (159,661)
                                                                      ---------
Cash flows provided by (used in) financing activities:
   Proceeds from issuance of long-term obligations ................     135,000
   Contributed capital ............................................      34,653
   Repayment of long-term obligations .............................      (7,979)
   Financing fees and other .......................................      (7,000)
                                                                      ---------
Net cash from financing activities ................................     154,674
                                                                      ---------
Net change in cash ................................................          --
Cash at beginning of the period ...................................          --
                                                                      ---------
Cash at end of the period .........................................   $      --
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

     On March 31, 1995, Omega acquired all of the issued and outstanding common stock of THL-Omega Holding Corporation ("THL-Omega") for a total consideration $167,300 (the "Acquisition"). See Notes 5 and 6 regarding the financing of the Acquisition. Omega, through its subsidiaries, is engaged in the manufacturing and marketing of non-insulated copper wire and cable products. The Company's products are used by a wide variety of customers primarily in the automotive and computer and data communications industries. Omega has a fiscal year-end of December 31.

     The total purchase price of the Acquisition of approximately $174,300, which included the retirement of existing indebtedness and related fees and costs, is summarized as follows:

         Cash paid for all issued and outstanding common stock..................   $102,762
         Cash paid to retire existing indebtedness..............................     55,439
         Common stock of Omega issued...........................................      7,410
         Fees and costs.........................................................      8,689
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

     The total acquisition costs have been preliminarily allocated to the acquired net assets as follows:

         Current assets............................................  $ 40,802
         Property, plant and equipment.............................    38,974
         Goodwill..................................................    96,701
         Fees and costs............................................     9,000
         Other assets..............................................        54
         Current liabilities.......................................   (21,906)
         Other liabilities.........................................    (9,325)
         Carryover of predecessor basis............................    20,000
                                                                     --------
                                                                     $174,300
                                                                     ========

                                OMEGA WIRE CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



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

                                OMEGA WIRE CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



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

4.   STOCKHOLDERS' EQUITY

     The authorized capital stock of the Company consists of 100,000,000 shares of common stock, 6,333,333 shares of Class A common stock, and 10,000,000 shares of preferred stock. In connection with the financing of the Acquisition, the Company issued 42,000,000 shares of common stock and 6,333,333 shares of Class A common stock.

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

                                OMEGA WIRE CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



5.   INCOME TAXES

     The Company accounts for income taxes in accordance with provisions of SFAS No. 109. The provision for income taxes for the two months ended May 31, 1995 is as follows:

     Current:
       Federal..................................................................      $  51
                                                                                      -----
     Deferred:
       Federal..................................................................         55
       State....................................................................         65
                                                                                      -----
                                                                                        120
                                                                                      $ 171
                                                                                      =====

     Reconciliation between the Federal statutory income tax rate and the effective tax rate is summarized below:

      Federal taxes at statutory rate (34%).....................................       $297
      State taxes, net of federal effect........................................         43
      Other   ..................................................................       (169)
                                                                                       ----
      Provision for income taxes................................................       $171
                                                                                       ====

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

      Under the terms of the agreements in effect at May 31, 1995, the Company has future minimum lease commitments as follows:

      1995    ............................................................................................        $   979
      1996    ............................................................................................          1,262
      1997    ............................................................................................          1,202
      1998    ............................................................................................          1,159
      1999    ............................................................................................          1,108
      Later years.........................................................................................          9,198
                                                                                                                  -------
      Total minimum lease commitments.....................................................................        $14,908
                                                                                                                  =======

                                OMEGA WIRE CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



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

9.    SUBSEQUENT EVENT

      On June 12, 1995, International Wire Holding Company ("Holdings"), through a series of mergers and acquisitions acquired all of the outstanding common stock of the Company in exchange for certain of its common equity securities (the "Transaction"). In connection with the Transaction the Company has been renamed "International Wire Group, Inc." The Company has designated June 1, 1995, as the effective date of the Transaction for financial reporting purposes. In connection with the Transaction the Company's long-term debt was repaid. As a result of the early repayment of long-term debt, approximately $6,126 of deferred financing costs were charged off and included as an extraordinary item in the accompanying Statement of Operations.

10.   RESTATEMENT OF FINANCIAL INFORMATION

      The Company has restated its previously issued financial statements for the two months ended May 31, 1995 to reflect adjustments principally related to correct for the effective tax rate and tax benefit obtained as a result of the extraordinary items. The impact of these adjustments on the Company's financial results as originally reported is summarized below:

                                                        FOR THE TWO MONTHS ENDING
                                                               MAY 31, 1995
                                                       ----------------------------
                                                       AS REPORTED      AS RESTATED
                                                       -----------      -----------
                                                          (AMOUNTS IN THOUSANDS)
      Income (loss) before income taxes and
        extraordinary item.........................     $   876          $   876
      Net income (loss)............................     $(5,750)         $(3,339)
      Retained earnings (deficit)..................     $(5,750)         $(3,339)

      These adjustments are reflected in the Company's accompanying consolidated statements of operations.

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors of
THL-Omega Holding Corporation:



We have audited the accompanying consolidated statements of operations and retained earnings and cash flows of THL- Omega Holding Corporation and subsidiaries for the three months ended March 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and retained earnings and cash flows of THL-Omega Holding Corporation and subsidiaries for the three months ended March 31, 1995, in conformity with generally accepted accounting principles.



COOPERS & LYBRAND L.L.P.
St. Louis, Missouri
January 27, 1996

                         THL-OMEGA HOLDING CORPORATION
           CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED EARNINGS
                       THREE MONTHS ENDED MARCH 31, 1995
                                 (IN THOUSANDS)



Net sales ......................................................       $ 38,736
Costs and expenses:
   Cost of products sold .......................................         30,638
   Selling expenses ............................................          1,430
   General and administrative expenses .........................          1,493
   Compensation expense ........................................          9,715
   Expenses related to sale of Company .........................          1,689
                                                                       --------
Loss from operations ...........................................         (6,229)
Interest expense ...............................................         (1,478)
Other income ...................................................             32
                                                                       --------
Loss before income taxes and extraordinary item ................         (7,675)
Provision for income taxes .....................................            484
                                                                       --------
Loss before extraordinary item .................................         (8,159)
Extraordinary item - loss due to early
   extinguishment of debt net of income tax of $765 ............         (1,148)
                                                                       --------
Net loss .......................................................         (9,307)
Retained earnings - beginning of the year ......................         13,284
                                                                       --------
Retained earnings - March 31, 1995 .............................       $  3,977
                                                                       ========





        See accompanying notes to the consolidated financial statements

                         THL-OMEGA HOLDING CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                       THREE MONTHS ENDED MARCH 31, 1995
                                 (IN THOUSANDS)



Cash flows provided by (used in) operating activities:
   Net loss .......................................................     $(9,307)
   Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
   Extraordinary item .............................................       1,913
   Compensation expense ...........................................       9,715
   Depreciation and amortization ..................................       1,509
   Change in assets and liabilities:
     Accounts receivable ..........................................       1,222
     Inventories ..................................................       2,826
     Prepaid and other current assets .............................        (485)
     Accounts payable .............................................      (3,714)
     Accrued expenses .............................................         (90)
     Income taxes payable .........................................          (5)
     Deferred compensation ........................................          20
                                                                        -------
Net cash from operating activities ................................       3,604
                                                                        -------
Cash flows provided by (used in) investing activities:
   Capital expenditures, net ......................................      (1,597)
                                                                        -------
Net cash from investing activities ................................      (1,597)
                                                                        -------
Cash flows provided by (used in) financing activities:
   Repayment of long-term debt ....................................      (1,500)
   Net borrowing (repayment) under revolving credit facility ......        (656)
   Issuance of notes payable, net .................................         678
   Redemption of common stock .....................................         (58)
                                                                        -------
Net cash from financing activities ................................      (1,536)
                                                                        -------
Net increase in cash ..............................................         471
Cash at beginning of period .......................................         339
                                                                        -------
Cash at end of period .............................................     $   810
                                                                        =======




        See accompanying notes to the consolidated financial statements

                         THL-OMEGA HOLDING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1995,
                                 (IN THOUSANDS)


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

     Property, Plant and Equipment

     Property, plant and equipment is stated at cost. Depreciation is calculated using the straight-line method. The average estimated lives utilized in calculating depreciation are as follows: buildings -- 25-40 years; building improvements -- 15 years; machinery and equipment -- 3-11 years; and furniture and fixtures -- 5 years. Leasehold improvements are amortized over the shorter of the term of the respective lease or the life of the respective improvement.

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

                         THL-OMEGA HOLDING CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



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

3.   INCOME TAXES

     The Company accounts for income taxes in accordance with the provisions of SFAS No. 109. The provision for income taxes for the three months ended March 31, 1995 is as follows:

     Current:
       Federal................................................................    $384
       State..................................................................     100
                                                                                  ----
                                                                                  $484
                                                                                  ====

     Reconciliation between the statutory income tax rate and effective tax rate for the three months ended March 31, 1995 is summarized below:

     Statutory U. S. federal tax rate.......................................... $(2,610)
     State taxes, net of federal benefit.......................................      66
     Amortization of non-deductible goodwill and non-deductible expenses.......   3,028
                                                                                -------
                                                                                $   484
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

     Under the terms of the agreements in effect at March 31, 1995, the Company has future minimum lease commitments as follows:

     1995.....................................................................$   979
     1996.....................................................................  1,262
     1997.....................................................................  1,202
     1998.....................................................................  1,159
     1999.....................................................................  1,108
     Later years..............................................................  9,198
                                                                              -------
       Total minimum lease commitments........................................$14,908
                                                                              =======

                         THL-OMEGA HOLDING CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



     The Company is subject to legal proceedings and claims which arise in the normal course of business. In the opinion of management, the ultimate liabilities with respect to these actions will not have a material adverse effect on the Company's financial condition or results of operations.

6.   ACQUISITION

     On March 31, 1995, ownership of the Company transferred pursuant to the terms of a Stock Purchase Agreement. Substantially all of the Company's long-term debt has been repaid. As a result of the early repayment of certain long-term debt, $1,013 of deferred financing costs was charged off and included as an extraordinary item in the accompanying Statement of Operations and Retained Earnings for the three months ended March 31, 1995. In addition, the Company paid a prepayment penalty of $900 to holders of the subordinated notes. This amount also has been included in the accompanying Statement of Operations and Retained Earnings as an extraordinary item. Immediately prior to the sale of the Company, the Company sold common stock and granted stock options to certain officers and shareholders for consideration less than the fair value of the common stock. The difference between the fair value and the amount paid by the officers and shareholders has been included in the Statement of Operations and Retained Earnings as compensation expense for the three months ended March 31, 1995. In connection with the sale, the Company incurred expenses of $1,689 which has been included in the Statement of Operations and Retained Earnings as expenses related to sale of Company.

7. RESTATEMENT OF FINANCIAL INFORMATION

     The Company has restated its previously issued financial statements for the three months ended March 31, 1995 to reflect adjustments principally related to correct for the effective tax rate and tax benefit obtained as a result of the extraordinary item. The impact of these adjustments on the Company's financial results as originally reported is summarized below:

                                                      FOR THE THREE MONTHS ENDING
                                                            MARCH 31, 1995
                                                     -----------------------------
                                                     AS REPORTED       AS RESTATED
                                                     -----------       -----------
                                                        (AMOUNTS IN THOUSANDS)
     Income (loss) before income taxes and
       extraordinary item........................     $(7,675)          $(7,675)
     Net income (loss)...........................     $(7,307)          $(9,307)
     Retained earnings...........................     $ 5,977           $ 3,977

     These adjustments are reflected in the Company's accompanying consolidated statements of operations.

                       REPORT ON INDEPENDENT ACCOUNTANTS



To the Stockholders of
THL-Omega Holding Corporation:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations and retained earnings and of cash flows present fairly, in all material respects, the financial position of THL-Omega Holding Corporation and its subsidiaries at December 31, 1994 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP
Syracuse, New York
February 10, 1995

                         THL-OMEGA HOLDING CORPORATION
                           CONSOLIDATED BALANCE SHEET
                              AT DECEMBER 31, 1994
                       (IN THOUSANDS, EXCEPT SHARE DATA)



                                     ASSETS
Current assets:
   Cash ..................................................................................   $     339
   Accounts receivable, less allowance for doubtful accounts of $406 .....................      23,075
    Inventories (Note 2) .................................................................      17,564
    Prepaid and other current assets .....................................................       1,586
                                                                                             ---------
     Total current assets ................................................................      42,564
Property, plant and equipment, at cost, less accumulated depreciation (Notes 3 and 8) ....      38,448
Goodwill .................................................................................      19,548
Other assets .............................................................................       1,115
                                                                                             ---------
     Total assets ........................................................................   $ 101,675
                                                                                             =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of notes payable ......................................................   $   1,365
   Current portion of long-term debt (Note 4) ............................................       8,800
   Accounts payable ......................................................................      14,063
   Accrued expenses ......................................................................       4,399
   Income taxes payable (Note 5) .........................................................           5
   Deferred income taxes payable (Note 5) ................................................       1,076
   Customers' deposits on spools and reels ...............................................       5,510
                                                                                             ---------
     Total current liabilities ...........................................................      35,218
Notes payable ............................................................................       2,390
Long-term debt (Note 4) ..................................................................      43,538
Deferred compensation payable ............................................................         561
Deferred income taxes (Note 5) ...........................................................       4,560
                                                                                             ---------
     Total liabilities ...................................................................      86,267
                                                                                             ---------
Stockholders' equity (Note 7)
   Common stock (voting) -- $.01 par value; 480,000 shares authorized,
     326,361 issued and outstanding ......................................................           3
   Common stock (non-voting) -- $.01 par value; 20,000 shares authorized,
     18,345 issued and outstanding .......................................................          --
   Capital in excess of par value ........................................................       7,971
   Distribution in excess of predecessor net book value ..................................      (5,850)
   Retained earnings .....................................................................      13,284
                                                                                             ---------
     Total stockholders' equity ..........................................................      15,408
                                                                                             ---------
     Total liabilities and stockholders' equity ..........................................   $ 101,675
                                                                                             =========





        See accompanying notes to the consolidated financial statements

                         THL-OMEGA HOLDING CORPORATION
          CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                 (IN THOUSANDS)



                                                YEAR ENDED DECEMBER 31,
                                              --------------------------
                                                 1994           1993
                                              -----------    -----------
Net sales .................................   $   134,457    $   107,004
 Costs and expenses:
   Cost of products sold ..................       103,100         84,823
   Selling expenses .......................         5,938          5,217
   General and administrative expenses ....         5,836          7,777
                                              -----------    -----------
Income from operations ....................        19,583          9,187
Interest expense ..........................        (5,932)        (6,026)
Other income (expense) ....................           296            772
                                              -----------    -----------
Income before income taxes ................        13,947          3,933
Provision for income taxes ................        (5,787)        (1,892)
                                              -----------    -----------
Net income ................................         8,160          2,041
Retained earnings -- beginning of year ....         5,124          3,083
                                              -----------    -----------
Retained earnings -- end of year ..........   $    13,284    $     5,124
                                              ===========    ===========



        See accompanying notes to the consolidated financial statements

                         THL-OMEGA HOLDING CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)




                                                                      YEAR ENDED DECEMBER 31,
                                                                      -----------------------
                                                                         1994        1993
                                                                       --------    --------
Cash flows from operating activities:
   Net income ......................................................   $  8,160    $  2,041
   Adjustments to reconcile net income (loss) to net cash
     from operating activities:
     Gain on redemption of common stock ............................         --         (89)
     Depreciation and amortization .................................      6,023       5,480
     Deferred income taxes .........................................      2,258          (5)
     Deferred compensation .........................................         81          73
     Effect of changes in current assets and liabilities (Note 1) ..     (5,458)      2,570
                                                                       --------    --------
Net cash provided by (used in) operating activities ................     11,064      10,070
                                                                       --------    --------
Cash flows from investing activities:
   Additions to property, plant and equipment, net .................     (8,667)     (3,683)
                                                                       --------    --------
Net cash provided by (used in) investing activities ................     (8,667)     (3,683)
                                                                       --------    --------
Cash flows from financing activities:
   Repayment of long-term debt .....................................     (6,042)     (5,584)
   Net borrowing (repayment) under revolving credit facility .......        206        (796)
   Issuance of notes payable, net ..................................      3,755          --
                                                                       --------    --------
Net cash provided by (used in) financing activities ................     (2,081)     (6,380)
                                                                       --------    --------
Net increase in cash ...............................................        316           7
Cash at beginning of period ........................................         23          16
                                                                       --------    --------
Cash at end of period ..............................................   $    339    $     23
                                                                       ========    ========


        See accompanying notes to the consolidated financial statements

                         THL-OMEGA HOLDING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED DECEMBER 31, 1994, AND 1993
                                 (IN THOUSANDS)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     THL-Omega Holding Corporation and its subsidiaries (the Company) are engaged in the manufacturing and marketing of non-insulated copper wire and cable products.

     Consolidation

     The consolidated financial statements of THL-Omega Holding Corporation include the accounts of Omega Wire, Inc. and its wholly-owned subsidiaries, Auburn Wire Division, Inc., Auburn Wire, Inc., Continental Cordage Corporation and OWI Corporation. All significant intercompany transactions have been eliminated.

     Inventories

     Inventories are carried at the lower of cost or market, cost being determined using the last-in, first-out method, except for Continental Cordage Corporation which uses the first-in, first-out method. Continental Cordage Corporation's cost of products sold represents less than 10% of the Company's aggregate cost of products sold. If the first-in, first-out method of inventory valuation had been used for all inventories, inventories would have been approximately $1,995 higher than reported at December 31, 1994.

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

     During 1994, the Company entered into a futures contract providing for the sale of 10,000 pounds of copper in March 1995 at a fixed price. This futures contract is accounted for as a hedge of the Company's current inventories. At December 31, 1994, the Company had incurred an approximate $1,052 unrealized loss on this contract, which served to increase inventory. The Company did not have significant futures contract activity during 1993.

     Property, plant and equipment

     Property, plant and equipment are carried at cost, net of accumulated depreciation. Maintenance and repair costs are charged to expense as incurred. Depreciation expense is computed using the straight-line method for financial reporting and accelerated methods for tax purposes. Property, plant and equipment is depreciated over the following estimated useful lives for financial reporting purposes:

                  Buildings..........................................   25 to 40 years
                  Building improvements..............................         15 years
                  Machinery and equipment............................    3 to 11 years

                         THL-OMEGA HOLDING CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



     Goodwill and debt issue costs

     Goodwill is being amortized on a straight-line basis over 40 years. Amortization expense was $673 and $513 for the years ended December 31, 1994 and 1993, respectively. Cost related to the issuance of debt amounting to $2,257 at December 31, 1994 and 1993 have been deferred and amortized on a straight-line basis over the term of the debt. Amortization expense was $262 and $289 for the years ended December 31, 1994 and 1993, respectively.

     Income tax accounting

     The Company accounts for income taxes in accordance with provision of Statement of Financial Accounting Standards No. 109 (FAS 109), Accounting for Income Taxes.

     Cash flow information

     For purposes of reporting cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The effect on cash flow of changes in current assets and liabilities are as follows for the years ended December 31:

                                                            1994         1993
                                                         ---------    ---------
     Accounts receivable .............................   $  (7,183)   $   2,127
     Inventories .....................................      (6,450)      (2,012)
     Prepaid and other current assets ................         454          (99)
     Accounts payable ................................       5,577        1,519
     Accrued expenses ................................       1,639          380
     Income taxes payable ............................        (281)          (3)
     Customers' deposits on spools and reels .........         786          658
                                                         ---------    ---------
                                                         $  (5,458)   $   2,570
                                                         =========    =========

     Cash payments for income taxes were $3,808 and $2,009 for the years ended December 31, 1994 and 1993, respectively. Interest paid was $5,873 and $5,241 for the years ended December 31, 1994 and 1993, respectively.

2.   INVENTORIES

     The Company's inventories at December 31, 1994 consists of the following:

     Raw materials...........................................................  $ 2,311
     Work-in-process.........................................................   10,625
     Finished goods..........................................................    4,628
                                                                               -------
       Total inventories.....................................................  $17,564
                                                                               =======

                         THL-OMEGA HOLDING CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



3.   PROPERTY, PLANT AND EQUIPMENT

     The Company's property, plant and equipment at December 31, 1994 consists of the following:

     Land ..................................................           $    221
     Buildings and improvements ............................              5,832
     Machinery and equipment ...............................             50,567
     Construction in progress ..............................              4,109
                                                                       --------
                                                                         60,729
     Less, accumulated depreciation ........................            (22,281)
                                                                       --------
       Total ...............................................           $ 38,448
                                                                       ========

     Depreciation expense was $5,089 and $4,543 for the years ended December 31, 1994 and 1993, respectively.

4.   LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 1994:
     1 3/4% above prime, revolving loans payable to Heller
       Financial, Inc., payable prior to November 30, 1997 ................   $  7,538
     1 3/4% above prime, term loan payable to Heller Financial, Inc.,
       payable in quarterly installments through November 30, 1997 ........     16,800
     15% subordinated notes payable to ML-Lee Acquisition
       Fund, L.P., payable on December 31, 1998 ...........................     15,000
     8.125% term loan payable to Northwestern Group, payable in semi-annual installments commencing September 30, 1995
       through September 30, 1998 .........................................     13,000
                                                                              --------
                                                                                52,338
     Less, current portion ................................................     (8,800)
                                                                              --------
       Total long-term debt ...............................................   $ 43,538
                                                                              ========

     The Company has a credit agreement with Heller Financial, Inc. which provides for term loan borrowings of $35,000 and a revolving credit facility (including the issuance of letters of credit) of $13,000. Borrowings under the $48,000 credit facility bear interest at the rate of prime plus one and three quarters percent (10.25% at December 31, 1994) and are secured by all real and personal property, all other assets, and rights thereto. At December 31, 1994 there were $24,300 in borrowings outstanding under this agreement. There were no letters of credit outstanding at December 31, 1994. There is a fee of 1/2% on the unused credit facility and 2% on outstanding letters of credit.

     In connection with the acquisition of certain assets, the Company issued to Northwestern Group $14,800 of 8.125% notes which are secured by a mortgage on the leasehold interest of OWI Corporation in certain land and buildings and by a security interest in the OWI Corporation machinery and equipment.

     In connection with the acquisition of certain equipment during 1994, the Company issued several notes in the aggregate of $3,775 with interest ranging from 5% to prime minus one (7.5% at December 31, 1994). Such notes are secured by the underlying equipment and are repayable in regular installments through 1999.

                         THL-OMEGA HOLDING CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



     Annual scheduled maturities of long-term debt and notes payable are as follows:

     1995.................................................................  $10,165
     1996.................................................................   10,486
     1997.................................................................   16,590
     1998.................................................................   18,379
     1999.................................................................      473
                                                                            -------
       Total..............................................................  $56,093
                                                                            =======

     The Heller Financial, Inc. term loan agreement requires repayment in advance of that scheduled to the extent of excess cash flow, as defined. During 1994, no advance repayments were made under these provisions. The loan agreement contains various covenants, including restrictions on capital expenditures and maintenance of certain financial ratios. With the exception of a covenant related to restriction of capital expenditures, the Company was in compliance with the covenants of its loan agreements at December 31, 1994. The covenant default at December 31, 1994 was waived by the lender.

     Heller Financial, Inc. owns all of the Company's non-voting common stock. ML-Lee Acquisition Fund L.P. and certain of its affiliates own 160,000 shares of the Company's voting common stock. Northwestern Group owns 22,015 shares of the Company's voting common stock.

5.   INCOME TAXES

     The components of the provision for income taxes are as follows for the years ended December 31:

                                                           1994        1993
                                                         ---------   ---------
     Current:
       Federal .......................................   $   2,979   $   1,470
       State .........................................         550         427
                                                         ---------   ---------
                                                             3,529       1,897
     Deferred ........................................       2,258          (5)
                                                         ---------   ---------
        Total ........................................   $   5,787   $   1,892
                                                         =========   =========

The total income tax provision differed from total tax expense as computed by applying the statutory federal income tax rate to income before taxes. The reasons were:

                                                            1994         1993
                                                        ---------    ---------
     Statutory U.S. federal tax rate ...................     34.0%        34.0%
     State taxes, net of federal benefit ...............      2.7          7.2
     Amortization of non-deductible goodwill ...........      1.5          4.2
     Other .............................................      3.3          2.7
                                                        ---------    ---------
                                                             41.5%        48.1%
                                                        =========    =========

                         THL-OMEGA HOLDING CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     Deferred tax liabilities (assets) are comprised of the following at December 31, 1994:

                                                                         1994
                                                                        -------
Fixed assets ......................................................     $ 5,024
Inventory .........................................................       1,062
Other .............................................................         151
                                                                        -------
  Gross deferred liabilities ......................................       6,237
                                                                        -------
Book reserves .....................................................        (138)
Deferred compensation .............................................        (191)
Investment in joint venture .......................................        (272)
                                                                        -------
  Gross deferred assets ...........................................        (601)
                                                                        -------
                                                                        $ 5,636
                                                                        =======

6.   RETIREMENT PLANS

     The Company has a profit sharing plan covering substantially all employees of THL-Omega Holding Corporation. Contributions are made to a trusteed fund to accumulate as a retirement benefit for employees. The profit sharing expense amounted to $996 and $414 for the years ended December 31, 1994 and 1993, respectively.

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

8.   COMMITMENTS AND CONTINGENCIES

     Operating lease agreements

     The Company leases certain property, transportation vehicles and other equipment under operating leases. Total lease expense for the years ended December 31, 1994 and 1993 was approximately $1,481 and $1,347, respectively.

     Under the terms of the agreements in effect at December 31, 1994, the Company has future minimum lease commitments as follows:

     1995...............................................................      $1,305
     1996...............................................................       1,262
     1997...............................................................       1,202
     1998...............................................................       1,159
     1999...............................................................       1,108
     Later years........................................................       9,198
                                                                             -------
     Total minimum lease commitments....................................     $15,234
                                                                             =======

                         THL-OMEGA HOLDING CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



     Employment agreements

     The Company has consulting and non-competition agreements with two of its former employees which expire in 1995 and 1997, respectively. Compensation under the agreements is payable at annual rates of $65 and $95, respectively.

     Management fee

     Management fees not exceeding $200 are payable to Thomas H. Lee Company annually. Payments were $120 for the years ended December 31, 1994 and 1993.

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

9.   SUBSEQUENT EVENT

     In March 1995, ownership of the Company transferred pursuant to the terms of a Stock Purchase Agreement. The majority of the Company's long-term debt, consisting of the Credit Agreement, Subordinated Notes and Term Loans have subsequently been repaid.

                         THL-OMEGA HOLDING CORPORATION
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


                                                                                              Collection Of
                                                         Balance At                             Previously   Balance At
                                                          Beginning                            Written Off     End of
                                                          Of Period    Provision    Writeoffs    Accounts      Period
                                                          ---------    ---------    ---------    --------      ------
Year ended December 31, 1994..............................  $737         $ 19         $583         $129          $406

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                INTERNATIONAL WIRE GROUP, INC.


Date: November 7, 1997          By  /s/ DAVID M. SINDELAR
                                   -----------------------------------------
                                   David M. Sindelar, Senior Vice President