Form 10-Q/A
period 1996-03-31
INTERNATIONAL WIRE GROUP INC
filed 1997-11-07
CIK 947429

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                 FORM 10-Q/A

                               AMENDMENT NO. 1

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ______________

                                    33-93970
                            (Commission File Number

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

                            YES   X      no
                                -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                          Outstanding at
           Class                                          April 30, 1996
------------------------------                    ------------------------------


International Wire Group, Inc.                                 1,000
        Common Stock

                         INTERNATIONAL WIRE GROUP, INC.
                                     INDEX

PART I.  FINANCIAL INFORMATION

                                                                                     Page
                                                                                     ----
International Wire Group, Inc.

         Consolidated Balance Sheets as of March 31, 1996 and December 31,
                1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1
         Consolidated Statement of Operations for the three months ended
                 March 31, 1996  . . . . . . . . . . . . . . . . . . . . . . . . .    2
         Consolidated Statement of Cash Flows for the three months ended
                 March 31, 1996  . . . . . . . . . . . . . . . . . . . . . . . . .    3
         Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . .    4

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13





                                      (i)

                         INTERNATIONAL WIRE GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                       March 31,          December 31,
                                                                         1996                1995
                                                                       --------            --------
                                                                     (Unaudited)
                                    ASSETS
 Current assets:
     Cash and cash equivalents . . . . . . . . . . . . . . . . .       $  5,014            $      -
     Accounts receivable, less allowance of $904
        and $860, respectively . . . . . . . . . . . . . . . . .         78,103              47,180
     Inventories . . . . . . . . . . . . . . . . . . . . . . . .         62,175              57,777
     Prepaid expenses and other  . . . . . . . . . . . . . . . .          3,498               2,858
                                                                       --------            --------
        Total current assets . . . . . . . . . . . . . . . . . .        148,790             107,815
     Property, plant and equipment, net  . . . . . . . . . . . .        116,666              82,259
     Deferred financing costs, net . . . . . . . . . . . . . . .         22,565              16,688
     Intangible assets, net  . . . . . . . . . . . . . . . . . .        324,086             215,400
     Other assets  . . . . . . . . . . . . . . . . . . . . . . .          5,677               5,758
                                                                       --------            --------
        Total assets . . . . . . . . . . . . . . . . . . . . . .       $617,784            $427,920
                                                                       ========            ========

                             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


 Current liabilities:
     Current maturities of long-term obligations . . . . . . . .       $ 20,431            $ 12,662
     Accounts payable  . . . . . . . . . . . . . . . . . . . . .         43,666              37,627
     Accrued and other liabilities . . . . . . . . . . . . . . .         33,448              26,011
     Accrued interest  . . . . . . . . . . . . . . . . . . . . .          9,033               2,516
                                                                       --------            --------
        Total current liabilities  . . . . . . . . . . . . . . .        106,578              78,816
 Long-term obligations, less current maturities  . . . . . . . .        449,546             326,015
 Deferred income taxes . . . . . . . . . . . . . . . . . . . . .          8,194               8,194
 Other long-term liabilities . . . . . . . . . . . . . . . . . .          6,296               4,897
                                                                       --------            --------
        Total liabilities  . . . . . . . . . . . . . . . . . . .        570,614             417,922

 Stockholders' equity:
     Common stock, $.01 par value, 1,000 shares
     authorized, issued and outstanding  . . . . . . . . . . . .              0                   0
     Series A Senior Cumulative Exchangeable
     Redeemable Preferred Stock, $.01 par value,
       400,000 and 0 shares authorized, issued and
       outstanding as of March 31, 1996 and December 31, 1995,
       respectively. . . . . . . . . . . . . . . . . . . . . . .              4                   -
     Contributed capital . . . . . . . . . . . . . . . . . . . .        125,113              81,051
     Carryover of predecessor basis  . . . . . . . . . . . . . .        (67,762)            (67,762)
     Accumulated deficit . . . . . . . . . . . . . . . . . . . .        (10,185)             (3,291)
                                                                     ----------           ---------
        Total stockholders' equity . . . . . . . . . . . . . . .         47,170               9,998
                                                                      ---------           ---------

        Total liabilities and stockholders' equity . . . . . . .       $617,784            $427,920
                                                                       ========            ========

        See accompanying notes to the consolidated financial statements

                         INTERNATIONAL WIRE GROUP, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                       THREE MONTHS ENDED MARCH 31, 1996
                                 (IN THOUSANDS)
                                  (UNAUDITED)

 Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $118,807
 Operating expenses:
     Cost of goods sold  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          93,475
     Selling, general and administrative . . . . . . . . . . . . . . . . . . . . .           9,721
     Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . .           6,044
     Inventory valuation adjustment  . . . . . . . . . . . . . . . . . . . . . . .           2,000
     Expenses related to plant closings  . . . . . . . . . . . . . . . . . . . . .           4,000
                                                                                          --------
 Operating income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,567
 Other income (expense):
     Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (9,572)
     Amortization of deferred financing costs  . . . . . . . . . . . . . . . . . .            (723)
     Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              89
                                                                                          --------
 Loss before income tax provision  . . . . . . . . . . . . . . . . . . . . . . . .          (6,639)
 Income tax provision  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             255
                                                                                          --------
 Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ (6,894)
                                                                                          ========

        See accompanying notes to the consolidated financial statements

                         INTERNATIONAL WIRE GROUP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                       THREE MONTHS ENDED MARCH 31, 1996
                                 (IN THOUSANDS)
                                  (UNAUDITED)

 Cash flows provided by (used in) operating activities:
     Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ (6,894)
     Adjustments to reconcile net loss to net cash provided
       by (used in) operating activities:
        Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . . .         6,044
        Amortization of deferred financing costs . . . . . . . . . . . . . . . . . .           723
        Inventory valuation adjustment . . . . . . . . . . . . . . . . . . . . . . .         2,000
        Change in assets and liabilities, net of acquisitions:
            Accounts receivable  . . . . . . . . . . . . . . . . . . . . . . . . . .        (8,568)
            Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           292
            Prepaid expenses and other . . . . . . . . . . . . . . . . . . . . . . .          (335)
            Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (3,150)
            Accrued and other liabilities  . . . . . . . . . . . . . . . . . . . . .         2,724
            Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . .         6,517
            Income taxes payable/refundable  . . . . . . . . . . . . . . . . . . . .            19
            Other long-term liabilities  . . . . . . . . . . . . . . . . . . . . . .          (101)
                                                                                          --------
 Net cash provided by operating activities . . . . . . . . . . . . . . . . . . . . .          (729)
                                                                                          --------
 Cash flows provided by (used in) investing activities:
     Acquisitions, net of cash . . . . . . . . . . . . . . . . . . . . . . . . . . .      (160,259)
     Capital expenditures, net . . . . . . . . . . . . . . . . . . . . . . . . . . .        (2,537)
                                                                                          --------
 Net cash from investing activities  . . . . . . . . . . . . . . . . . . . . . . . .      (162,796)
                                                                                          --------
 Cash flows provided by (used in) financing activities:
     Equity proceeds . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        45,039
     Proceeds from issuance of long-term obligations . . . . . . . . . . . . . . . .       128,200
     Borrowing of long-term obligations  . . . . . . . . . . . . . . . . . . . . . .         3,100
     Financing fees and other  . . . . . . . . . . . . . . . . . . . . . . . . . . .        (7,800)
                                                                                          --------
 Net cash from financing activities  . . . . . . . . . . . . . . . . . . . . . . . .       168,539
                                                                                          --------
 Net change in cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .         5,014
 Cash and cash equivalents at beginning of the period  . . . . . . . . . . . . . . .             -
                                                                                          --------
 Cash and cash equivalents at end of the period  . . . . . . . . . . . . . . . . . .      $  5,014
                                                                                          ========

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

                         INTERNATIONAL WIRE GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)



         The composition of inventories at March 31, 1996 is as follows:

Raw materials . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              $22,894
Work-in-process . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               16,974
Finished goods  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               22,307
                                                                                             -------
         Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              $62,175
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

5.       LONG-TERM OBLIGATIONS

         The composition of long-term obligations at March 31, 1996 is as follows:

Credit Agreement:
Revolving credit facility . . . . . . . . . . . . . . . . . . . . . . . . . . .          $ 28,000

Term Facility . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           286,125
Senior Subordinated Notes . . . . . . . . . . . . . . . . . . . . . . . . . . .           150,000
Capital leases  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             4,875
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               977
                                                                                         --------
                                                                                          469,977

Less, current maturities  . . . . . . . . . . . . . . . . . . . . . . . . . . .           (20,431)
                                                                                         --------
                                                                                         $449,546
                                                                                         ========

         The schedule of principal payments for long-term obligations at March 31, 1996 is as follows:


1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $ 15,369
1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            20,959
1998  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            23,719

1999  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            29,054
2000  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            67,503
Thereafter  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           313,373
                                                                                   --------

     Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $469,977
                                                                                   ========

                         INTERNATIONAL WIRE GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


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

                         INTERNATIONAL WIRE GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


6.       DWT ACQUISITION

         On March 5, 1996, Wire Technologies, Inc. ("Wire Technologies"), a wholly-owned subsidiary of the Company, acquired the businesses of Hoosier Wire, Inc., Dekko Automotive Wire, Inc., Albion Wire, Inc. and Silicones, Inc., a group of affiliated companies operating together under the tradename Dekko Wire Technology Group (the "DWT Acquisition"). The total consideration paid in connection with the DWT Acquisition, including fees and expenses, consisted of (i) cash in the amount of $173,239, subject to final adjustments, and (ii) warrants for the purchase of 2,000,000 shares of Common Stock, par value $.01 per share, of Holding. The cash portion of the consideration paid and the transaction fees and expenses incurred in connection with the DWT Acquisition were funded with (i) $128,200 of senior debt under the Amended Credit Agreement, (ii) $35,000 from the issuance of 35,000,000 shares of Common Stock, par value $.01 per share, of Holding, (iii) $39 from the issuance of 3,888,889 shares of Class A Common Stock, par value $.01 per share, of Holding, and (iv) $ 10,000 from the issuance of 400,000 shares of Series A Senior Cumulative Exchangeable Redeemable Preferred Stock, par value $.01 per share, of the Company (sold in units together with warrants for the purchase of shares of Common Stock, par value $.01 per share, of Holding).

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

Current assets  . . . . . . . . . . . . . . . . . . . .        $ 36,250
Property, plant and equipment   . . . . . . . . . . . .          35,819

Goodwill  . . . . . . . . . . . . . . . . . . . . . . .         110,337
Fees and costs  . . . . . . . . . . . . . . . . . . . .           7,800
Current liabilities   . . . . . . . . . . . . . . . . .         (15,467)
Other liabilities   . . . . . . . . . . . . . . . . . .          (1,500)
                                                               --------

                                                               $173,239
                                                               ========

         The results of operations of Wire Technologies have been included in the consolidated financial statements since the date of the DWT Acquisition. Pro forma data, which show condensed results of operations for the three months ended March 31, 1996 and 1995 as though the DWT Acquisition and related financing had occurred at the beginning of the respective periods, is as follows:

                         INTERNATIONAL WIRE GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


                                                                  Three Months Ended
                                                                       March 31,
                                                          ----------------------------------
                                                            1996                    1995 (1)
                                                          --------                  --------
Net sales . . . . . . . . . . . . . . . . . . .           $146,045                  $166,805
Net income (loss) . . . . . . . . . . . . . . .             (5,808)                    1,051

     ___________________
         (1) Data gives effect to the IW Acquisition as though it occurred as of January 1, 1995.

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

                                                            THREE MONTHS ENDED
                                                              MARCH 31, 1996
                                                              --------------
Balance, beginning of period................................     $  700
Charges to operations:
  Facility shut-down costs..................................      2,500
  Lease commitments.........................................        570
  Key personnel and severance costs.........................        930
                                                                 ------
                                                                  4,000
Costs incurred:
  Facility shut-down costs..................................         --
  Lease commitments.........................................         --
  Key personnel and severance costs.........................         --
                                                                 ------
                                                                     --
                                                                 ------
Balance, end of period......................................     $4,700
                                                                 ======

8.       GUARANTOR SUBSIDIARIES

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

                         INTERNATIONAL WIRE GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


                                                                           TOTAL
                                                             TOTAL          NON
                                              COMPANY      GUARANTOR     GUARANTOR    ELIMINATIONS     TOTAL
                                             ---------     ---------     ---------    ------------   ---------
BALANCE SHEET
As of and for the three months ended
March 31, 1996
ASSETS
   Cash . . . . . . . . . . . . . . . . .    $      --     $   4,617     $     397     $      --     $   5,014
   Accounts receivable. . . . . . . . . .           --        76,456         4,671        (3,024)       78,103
   Inventory. . . . . . . . . . . . . . .           --        62,152            23            --        62,175
   Other assets . . . . . . . . . . . . .           --         3,474            24            --         3,498
                                             ---------     ---------     ---------     ---------     ---------
      Total current assets. . . . . . . .           --       146,699         5,115        (3,024)      148,790
Property plant and equipment, net . . . .           --       107,905         8,761            --       116,666
Intangible assets, net  . . . . . . . . .       22,565       324,086            --            --       346,651
Investment in subsidiaries. . . . . . . .      585,052            --            --      (585,052)           --
Other assets. . . . . . . . . . . . . . .           --         5,012           665            --         5,677
                                             ---------     ---------     ---------     ---------     ---------
      Total assets. . . . . . . . . . . .    $ 607,617     $ 583,702     $  14,541     $(588,076)    $ 617,784
                                             =========     =========     =========     =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities. . . . . . . . . .    $  28,603     $  79,318     $   1,681     $  (3,024)    $ 106,578
   Long-term obligations, less current
      maturities. . . . . . . . . . . . .      444,555         4,991            --            --       449,546
   Other long-term liabilities. . . . . .           --        14,490            --            --        14,490
   Intercompany (receivable) payable. . .       19,527       (32,441)       12,914            --            --
                                             ---------     ---------     ---------     ---------     ---------
      Total liabilities . . . . . . . . .      492,685        66,358        14,595        (3,024)      570,614
                                             ---------     ---------     ---------     ---------     ---------
Stockholders' equity
   Common stock                                     --            --            --            --            --
   Preferred stock. . . . . . . . . . . .            4            --            --            --             4
   Contributed capital. . . . . . . . . .      125,113       572,012            18      (572,030)      125,113
   Predecessor carryover. . . . . . . . .           --       (67,762)           --            --       (67,762)
   Retained earnings. . . . . . . . . . .      (10,185)       13,094           (72)      (13,022)      (10,185)
                                             ---------     ---------     ---------     ---------     ---------
      Total stockholders' equity. . . . .      114,932       517,344           (54)     (585,052)       47,170
                                             ---------     ---------     ---------     ---------     ---------
      Total liabilities and stockholders'
        equity. . . . . . . . . . . . . .    $ 607,617     $ 583,702     $  14,541     $(588,076)    $ 617,784
                                             =========     =========     =========     =========     =========

                         INTERNATIONAL WIRE GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)




                                                                                   TOTAL
                                                                      TOTAL         NON
                                                       COMPANY      GUARANTOR    GUARANTOR  ELIMINATIONS    TOTAL
                                                      ---------     ---------    ---------  ------------  ---------
STATEMENT OF OPERATIONS
For the three months ended March 31, 1996
Net sales. . . . . . . . . . . . . . . . . . . . . .    $    --     $ 118,807    $   7,643    $  (7,643)    $ 118,807
Operating expenses . . . . . . . . . . . . . . . . .
   Cost of goods sold. . . . . . . . . . . . . . . .         --        97,397        3,721       (7,643)       93,475
   Selling, general and administration . . . . . . .         --         7,233        2,488           --         9,721
   Depreciation and amortization . . . . . . . . . .         --         5,735          309           --         6,044
   Inventory valuation adjustment. . . . . . . . . .         --         2,000           --           --         2,000
   Expenses related to plant closings. . . . . . . .         --         4,000           --           --         4,000
                                                      ---------     ---------    ---------    ---------     ---------
Operating income (loss). . . . . . . . . . . . . . .         --         2,442        1,125           --         3,567
Other income (expense)
   Interest expense. . . . . . . . . . . . . . . . .     (9,572)           --           --           --        (9,572)
   Amortization of deferred financing fees . . . . .       (723)           --           --           --          (723)
   Equity in net income (loss) of subsidiaries . . .      3,401            --           --       (3,401)           --
   Other . . . . . . . . . . . . . . . . . . . . . .         --            89           --           --            89
                                                      ---------     ---------    ---------    ---------     ---------
Income (loss) before income tax provision. . . . . .     (6,894)        2,531        1,125       (3,401)       (6,639)
Income tax provision . . . . . . . . . . . . . . . .         --           100          155           --           255
                                                      ---------     ---------    ---------    ---------     ---------

Net income (loss). . . . . . . . . . . . . . . . . .  $  (6,894)    $   2,431    $     970    $  (3,401)    $  (6,894)
                                                      =========     =========    =========    =========     =========

                         INTERNATIONAL WIRE GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


                                                                                        TOTAL
                                                                          TOTAL          NON
                                                           COMPANY      GUARANTOR     GUARANTOR  ELIMINATIONS   TOTAL
                                                          ---------     ---------     ---------  ------------ ---------
STATEMENT OF CASH FLOWS
For the three months ended March 31, 1996
Net cash from operating activities. . . . . . . . . . .   $  (8,280)    $   5,742     $   1,809     $   --   $    (729)
                                                          ---------     ---------     ---------     ------   ---------
Cash flows provided by (used in) investing activities:
   Acquisition, net of cash . . . . . . . . . . . . . .    (160,259)           --            --         --    (160,259)
   Capital expenditures, net. . . . . . . . . . . . . .          --        (1,096)       (1,441)        --      (2,537)
                                                          ---------     ---------     ---------     ------   ---------
Net cash used in investing activities . . . . . . . . .    (160,259)       (1,096)       (1,441)        --    (162,796)
                                                          ---------     ---------     ---------     ------   ---------
Cash flows provided by (used in) financing
     activities:
   Equity proceeds. . . . . . . . . . . . . . . . . . .      45,039            --            --         --      45,039
   Proceeds from issuance of long-term obligations. . .     128,200            --            --         --     128,200
   Repayment of long-term obligations . . . . . . . . .       3,150            --            --         --       3,150
   Financing fees and other . . . . . . . . . . . . . .      (7,800)           --            --         --      (7,800)
                                                          ---------     ---------     ---------     ------   ---------
Net cash from financing activities. . . . . . . . . . .     168,539            --            --         --     168,539
                                                          ---------     ---------     ---------     ------   ---------
Net change in cash and cash equivalents . . . . . . . .   $      --     $   4,646     $     368     $   --   $   5,014
                                                          =========     =========     =========     ======   =========

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



                                       INTERNATIONAL WIRE GROUP, INC.


Dated: November 7, 1997
                                       By:      /s/ DAVID M. SINDELAR
                                                -------------------------------
                                       Name:    David M. Sindelar
                                       Title:   Senior Vice President