Form 10-Q/A
period 1996-06-30
INTERNATIONAL WIRE GROUP INC
filed 1997-11-07
CIK 947429

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  FORM 10-Q/A
                                AMENDMENT NO. 1

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 1996
                                -------------------------------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period  ______________________  to  ________________________

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

                            YES   [X]      NO   [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                      Outstanding at
                      Class                           July 31, 1996
                    --------------                    -------------

                    International Wire Group, Inc.
                    Common Stock                        1,000

                       INTERNATIONAL WIRE GROUP, INC.



                                    INDEX


     PART I - FINANCIAL INFORMATION                                                        PAGE

       International Wire Group, Inc.

         Consolidated Balance Sheets as of June 30, 1996 and December 31, 1995 . . . . . . .  1
         Consolidated Statements of Operations for the three and six months ended June 30, 1996 and one month ended June 30, 1995 . . . . . . . . . . . . . .  2
         Consolidated Statements of Cash Flows for the six months
           ended June 30, 1996 and one month ended June 30, 1995 . . . . . . . . . . . . . .  3
         Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . .  4
     SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15





                                      (i)

                         INTERNATIONAL WIRE GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                     June 30,           December 31,
                                                                                       1996                 1995
                                                                                    --------------     --------------
                                                                                    (Unaudited)
                                                          ASSETS
      Current assets:
        Cash and cash equivalents                                                    $   2,836           $       --
        Accounts receivable, less allowance of $1,076
          and $860, respectively                                                        80,758               47,180
        Inventories                                                                     50,612               57,777
        Prepaid expenses and other                                                       3,614                2,858
                                                                                     ---------           ----------
          Total current assets                                                         137,820              107,815
       Property, plant and equipment, net                                              116,591               82,259
       Deferred financing costs, net                                                    21,609               16,688
       Intangible assets, net                                                          320,398              215,400
       Other assets                                                                      6,866                5,758
                                                                                     ---------           ----------
          Total assets                                                               $ 603,284           $  427,920
                                                                                     =========           ==========


                                           LIABILITIES AND STOCKHOLDERS' EQUITY

      Current liabilities:
        Current maturities of long-term obligations                                  $  21,973           $   12,662
        Accounts payable                                                                36,070               37,627
        Accrued and other liabilities                                                   35,974               26,011
        Income taxes payable                                                             3,286                   --
        Accrued interest                                                                 3,677                2,516
                                                                                     ---------           ----------
          Total current liabilities                                                    100,980               78,816
      Long-term obligations, less current maturities                                   444,568              326,015
      Deferred income taxes                                                              8,194                8,194
      Other long-term liabilities                                                        6,194                4,897
                                                                                     ---------           ----------
          Total liabilities                                                            559,936              417,922

      Stockholders' equity:
        Common stock, $.01 par value, 1,000 shares
          authorized, issued and outstanding                                                 0                    0
        Series A Senior Cumulative Exchangeable Redeemable
          Preferred Stock, $.01 par value, 400,000 shares
          authorized, issued and outstanding                                                 4                   --
        Contributed capital                                                            125,113               81,051
        Carryover of predecessor basis                                                 (67,762)             (67,762)
        Accumulated deficit                                                            (14,007)              (3,291)
                                                                                     ---------           ----------
          Total stockholders' equity                                                    43,348                9,998
                                                                                     ---------           ----------
          Total liabilities and stockholders' equity                                 $ 603,284           $  427,920
                                                                                     =========           ==========


        See accompanying notes to the consolidated financial statements

                         INTERNATIONAL WIRE GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                      Three Months             Six Months            One Month
                                                         Ended                   Ended                 Ended
                                                        June 30,                June 30,              June 30,
                                                          1996                   1996                  1995
                                                   ----------------         ---------------        --------------
  Net sales                                        $        147,309         $       266,116        $       36,263
  Operating expenses:
    Cost of goods sold                                      114,493                 207,968                29,275
    Selling, general and
      administrative                                         10,857                  20,578                 2,537
    Depreciation and amortization                             6,902                  12,946                 1,474
    Inventory valuation adjustment                            6,500                   8,500                    --
    Expenses related to plant
      closings                                                   --                   4,000                 1,750
                                                   ----------------         ---------------        --------------
  Operating income (loss)                                     8,557                  12,124                 1,227
  Other income (expense):
    Interest expense                                        (11,011)                (20,583)               (2,779)
    Amortization of deferred
      financing costs                                        (1,091)                 (1,814)                 (245)
    Other, net                                                   43                     132                  (183)
                                                   ----------------         ---------------        --------------
                                                                                         --                    --
  Loss before income tax provision                           (3,502)                (10,141)               (1,980)
  Income tax provision (benefit)                                320                     575                   (70)
                                                   ----------------         ---------------        --------------
  Net loss                                         $         (3,822)        $       (10,716)       $       (1,910)
                                                   ================         ===============        ==============





        See accompanying notes to the consolidated financial statements

                         INTERNATIONAL WIRE GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                             Six Months                  One Month
                                                                                Ended                       Ended
                                                                               June 30,                   June 30,
                                                                                1996                        1995
                                                                         ----------------              ---------------
   Cash flows provided by (used in) operating activities:
     Net loss                                                            $        (10,716)             $        (1,910)
     Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
       Depreciation and amortization                                               12,946                        1,474
       Amortization of deferred financing costs                                     1,814                          245
       Inventory valuation adjustment                                               8,500                           --
       Change in assets and liabilities, net of acquisitions:
         Accounts receivable                                                      (11,380)                       1,599
         Inventories                                                                5,541                       (3,056)
         Prepaid expenses and other                                                (2,751)                        (265)
         Accounts payable                                                          (8,546)                       1,772
         Accrued and other liabilities                                              3,111                        4,521
         Accrued interest                                                           1,161                        1,676
         Income taxes payable/refundable                                            4,001                          171
         Other long-term liabilities                                                 (203)                         (33)
                                                                         ----------------                -------------
   Net cash from operating activities                                               3,478                        6,194
                                                                         ----------------                -------------
   Cash flows provided by (used in) investing activities:
     Acquisitions, net of cash                                                   (160,259)                    (341,046)
     Capital expenditures, net                                                     (5,486)                        (707)
                                                                         ----------------                -------------
   Net cash from investing activities                                            (165,745)                    (341,753)
                                                                         ----------------                -------------
   Cash flows provided by (used in) financing activities:
     Equity proceeds                                                               45,039                       15,188
     Proceeds from issuance of long-term obligations                              128,200                      337,500
     Repayment of long-term obligations                                              (336)                      (3,009)

     Financing fees and other                                                      (7,800)                     (14,000)
                                                                         ----------------                -------------
   Net cash from financing activities                                             165,103                      335,679
                                                                         ----------------                -------------
   Net change in cash and cash equivalents                                          2,836                          120
   Cash and cash equivalents at beginning of the period                                 0                            0
                                                                         ----------------                -------------
   Cash and cash equivalents at end of the period                        $          2,836                $         120
                                                                         ================                =============




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

         The composition of inventories at June 30, 1996, is as follows:

Raw materials                                                $     19,684
Work-in-process                                                    12,997
Finished goods                                                     17,931
                                                             ------------
    Total                                                    $     50,612
                                                             ============

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

5.       DWT ACQUISITION

         The results of operations of Wire Technologies have been included in the consolidated financial statements since the date of the DWT Acquisition. Pro forma data, which show condensed results of operations for the six months ended June 30, 1996 and 1995 as though the DWT Acquisition and related financing had occurred at the beginning of the respective periods, is as follows:

                                                                                      Six Months Ended
                                                                                          June 30,
                                                                                1996                      1995(1)
                                                                          --------------              --------------
Net sales                                                                 $      293,964             $       317,072
Net income (loss)                                                                (10,368)                     (2,772)



-----------------
         (1) Data gives effect to the IW Acquisition as though it occurred as of January 1, 1995.

                         INTERNATIONAL WIRE GROUP, INC.

6.   PLANT CLOSING EXPENSE

     In March 1996, the Company recorded a pretax charge to operations of $4,000 to provide for plant closing costs. The plant closing costs include provisions for certain shut-down, commitment costs for leased equipment and facilities and severance related costs. A summary of activity related to plant closing is as follows:

                                                            SIX MONTHS ENDED    ONE MONTH ENDED
                                                              JUNE 30, 1996     JUNE 30, 1995
                                                            ----------------    ---------------
Balance, beginning of period................................     $  700             $    --
Charges to operations:
  Facility shut-down costs..................................      2,500                 731
  Lease commitments.........................................        570                  67
  Key personnel and severance costs.........................        930                 952
                                                                 ------             -------
                                                                  4,000               1,750
Costs incurred:
  Facility shut-down costs..................................       (202)                 --
  Lease commitments.........................................         --                  --
  Key personnel and severance costs.........................         --                  --
                                                                 ------             -------
                                                                   (202)                 --
                                                                 ------             -------
Balance, end of period......................................     $4,498             $ 1,750
                                                                 ======             =======

7.   RESTATEMENT OF FINANCIAL INFORMATION

     The Company has restated its previously issued financial statements for the one month ended June 30, 1995 to reflect certain adjustments. These adjustments relate primarily to the recognition of certain costs associated with plant closings.

     The impact of these adjustments on the Company's financial results as originally reported is summarized below:

                                                           FOR THE ONE MONTH ENDING
                                                                JUNE 30, 1995
                                                          --------------------------
                                                          AS REPORTED    AS RESTATED
                                                          ------------   -----------
                                                            (AMOUNTS IN THOUSANDS)
       Income (loss) before income taxes . . . . . . .    $    (30)       $  (1,980)
       Net income (loss) . . . . . . . . . . . . . . .    $     40        $  (1,910)
       Retained earnings (deficit) . . . . . . . . . .    $     40        $  (1,910)

     These adjustments are reflected in the Company's accompanying consolidated statements of operations.

                         INTERNATIONAL WIRE GROUP, INC.

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

                         INTERNATIONAL WIRE GROUP, INC.



                                                                  TOTAL         TOTAL
                                                   COMPANY     GUARANTOR    NON-GUARANTOR ELIMINATIONS       TOTAL
                                                  ---------    ---------    ------------- ------------     ---------
BALANCE SHEET
As of June 30, 1996
ASSETS
   Cash ......................................   $       --      $    2,694    $    142     $      --      $   2,836
   Accounts receivable........................           --          78,037       6,412        (3,691)        80,758
   Inventory .................................           --          50,433         179            --         50,612
   Other assets ..............................           --           3,590          24            --          3,614
                                                 ----------      ----------   ---------   -----------      ---------
     Total current assets ....................           --         134,754       6,757        (3,691)       137,820
   Property, plant and equipment, net ........           --         107,901       8,690            --        116,591
   Intangible assets, net ....................       21,609         320,398          --            --        342,007
   Investment in subsidiaries ................      593,332              --          --      (593,332)            --
   Other assets ..............................           --           5,939         927            --          6,866
                                                 ----------      ----------   ---------   -----------      ---------
     Total assets ............................   $  614,941      $  568,992   $  16,374   $  (597,023)     $ 603,284
                                                 ==========     ===========  ==========  ============      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities ........................   $   24,746      $   77,479   $   2,446   $    (3,691)     $ 100,980
  Long-term obligations, less current
    maturities ...............................      439,832           4,736          --            --        444,568
  Other long-term liabilities ................           --          14,388          --                       14,388
  Intercompany (receivable) payable ..........       39,257         (52,603)     13,346            --             --
                                                 ----------      ----------   ---------   -----------      ---------
     Total liabilities .......................      503,835          44,000      15,792        (3,691)       559,936
  Stockholders' equity
  Common Stock ...............................           --              --          --            --             --

  Preferred stock ............................           --               4          --            --              4
  Contributed capital.........................      125,113         572,012          18      (572,030)       125,113
  Predecessor basis ..........................           --         (67,762)         --            --        (67,762)
  Retained earnings...........................      (14,007)         20,738         564       (21,302)       (14,007)
                                                 ----------      ----------   ---------   -----------      ---------
     Total stockholders' equity ..............      111,106         524,992         582      (593,332)        43,348
                                                 ----------      ----------   ---------   -----------      ---------
     Total liabilities and
       stockholders' equity ..................   $  614,941      $  568,992   $  16,374   $  (597,023)     $ 603,284
                                                 ==========      ==========   =========   ===========      =========


                        INTERNATIONAL WIRE GROUP, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)






                                                           TOTAL          TOTAL
                                            COMPANY      GUARANTOR    NON-GUARANTOR  ELIMINATIONS      TOTAL
                                           ---------     ---------    -------------  ------------      -----
STATEMENT OF OPERATIONS
For the three months ended June 30,
     1996
Net sales ................................ $      --  $  147,309    $   8,453    $    (8,453)        $  147,309
Operating expenses:
   Cost of goods sold ....................        --     118,176        4,770         (8,453)           114,493
   Selling, general and administrative ...        --       8,258        2,599             --             10,857
   Depreciation and amortization .........        --       6,465          437             --              6,902
   Inventory valuation adjustment ........        --       6,500           --             --              6,500
                                           ---------  ----------    ---------    -----------         ----------
Operating income (loss) ..................        --       7,910          647             --              8,557
Other income (expense) ...................
   Interest expense ......................   (11,011)         --           --             --            (11,011)
   Amortization of deferred financing
     costs ...............................    (1,091)         --           --             --             (1,091)
   Equity in net income (loss) of
     subsidiaries ........................     8,280          --           --         (8,280)                --
   Other .................................        --          43           --             --                 43
                                           ---------  ----------    ---------    -----------         ----------
Income (loss) before income tax
     provision ...........................    (3,822)      7,953          647         (8,280)            (3,502)
Income tax provision .....................        --         309           11             --                320
                                           ---------  ----------    ---------    -----------         -----------
Net income (loss) ........................ $  (3,822) $    7,644    $     636    $    (8,280)        $   (3,822)
                                           =========  ==========    ==========   ===========         ===========



                        INTERNATIONAL WIRE GROUP, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                          TOTAL         TOTAL
                                             COMPANY    GUARANTOR   NON-GUARANTOR   ELIMINATIONS    TOTAL
                                            ---------   ---------   -------------   ------------   -------
STATEMENT OF OPERATIONS
For the six months ended June 30, 1996
Net sales................................   $     --     $266,116      $16,096        $(16,096)   $ 266,116
Operating expenses
    Cost of goods sold ..................         --      215,573        8,491         (16,096)     207,968
    Selling, general and administrative..         --       15,491        5,087              --       20,578
    Depreciation and amortization .......         --       12,200          746              --       12,946
    Inventory valuation adjustment ......         --        8,500           --              --        8,500
    Expenses related to plant closings...         --        4,000           --              --        4,000
                                            --------     --------      -------        --------    ---------
Operating income (loss)..................         --       10,352        1,772              --       12,124
Other income (expense)...................
    Interest expense.....................    (20,583)          --           --              --      (20,583)
    Amortization of deferred financing
      costs..............................     (1,814)          --           --              --       (1,814)
    Equity in net income (loss) of
      subsidiaries.......................     11,681           --           --         (11,681)          --
    Other ...............................         --          132           --              --          132
                                            --------     --------      -------        --------    ---------
Income (loss) before income tax
      provision .........................    (10,716)      10,484        1,772         (11,681)     (10,141)
Income tax provision ....................         --          409          166              --          575
                                            --------     --------      -------        --------    ---------
Net income (loss)........................   $(10,716)    $ 10,075      $ 1,606        $(11,681)   $ (10,716)
                                            ========     ========      =======        ========    =========

                        INTERNATIONAL WIRE GROUP, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)



                                                                          TOTAL            TOTAL
                                                          COMPANY       GUARANTOR      NON-GUARANTOR  ELIMINATIONS    TOTAL
                                                          -------       ---------      -------------  ------------    -----
STATEMENT OF CASH FLOWS
For the six months ended June 30, 1996
Net cash from operating activities.................   $    (5,069)    $      6,627      $   1,920     $    --     $     3,478
                                                      -----------     ------------      ---------     -------     -----------
Cash flows provided by (used in)
  investing activities:
  Acquisition, net of cash.........................      (160,259)              --             --          --        (160,259)
  Capital expenditures.............................            --           (3,679)        (1,807)         --          (5,486)
                                                      -----------     ------------      ---------     -------     -----------
Net cash used in investing activities..............      (160,259)          (3,679)        (1,807)         --        (165,745)
                                                      -----------     ------------      ---------     -------     -----------
Cash flows provided by (used in)
     financing activities:
  Equity proceeds..................................        45,039               --             --          --          45,039
  Proceeds from issuance of long-term
     obligations...................................       128,200               --             --          --         128,200
  Repayment of long-term obligations...............          (111)            (225)            --          --            (336)
  Financing fees and other.........................        (7,800)                             --          --          (7,800)
                                                      -----------     ------------      ---------     -------     -----------
Net cash from financing activities.................       165,328             (225)            --          --         165,103
                                                      -----------     ------------      ---------     -------     -----------
Net change in cash.................................   $        --     $      2,723      $     113     $    --     $     2,836
                                                      ===========     ============      =========     =======     ===========

                         INTERNATIONAL WIRE GROUP, INC.

                                                  TOTAL          TOTAL
                                     COMPANY    GUARANTOR    NON-GUARANTOR    ELIMINATIONS     TOTAL
                                    ---------   ---------    -------------    ------------   ---------
BALANCE SHEET
  As of December 31, 1995
ASSETS
  Cash............................  $      --   $    (29)       $    29        $      --     $      --
  Accounts receivable.............         --     46,945          1,012             (777)       47,180
  Inventory.......................         --     57,777             --               --        57,777
  Other assets....................         --      2,858             --               --         2,858
                                    ---------   --------        -------        ---------     ---------
          Total current assets....         --    107,551          1,041             (777)      107,815
  Property plant and equipment,
     net..........................         --     74,630          7,629               --        82,259
  Intangible assets, net..........     16,688    215,400             --               --       232,088
  Investment in subsidiaries......    416,212         --             --         (416,212)           --
  Other assets....................         --      5,565            193               --         5,758
                                    ---------   --------        -------        ---------     ---------
          Total assets............  $ 432,900   $403,146        $ 8,863        $(416,989)    $ 427,920
                                    =========   ========        =======        =========     =========

LIABILITIES AND STOCKHOLDER'S EQUITY
  Current liabilities.............  $  15,815   $ 62,537        $ 1,241        $    (777)    $  78,816
  Long term obligations, less
     current maturities...........    321,001      5,014             --               --       326,015
  Other long-term liabilities.....     (3,615)    16,706             --               --        13,091
  Intercompany (receivable)
     payable......................     21,939    (30,585)         8,646               --            --
                                    ---------   --------        -------        ---------     ---------
          Total liabilities.......    355,140     53,672          9,887             (777)      417,922
  Stockholder's equity
     Common stock.................         --         --             --               --            --
     Contributed capital..........     81,051    406,573             18         (406,591)       81,051
     Predecessor carryover........         --    (67,762)            --               --       (67,762)
     Retained earnings............     (3,291)    10,663         (1,042)          (9,621)       (3,291)
                                    ---------   --------        -------        ---------     ---------
          Total stockholder's
            equity................     77,760    349,474         (1,024)        (416,212)        9,998
                                    ---------   --------        -------        ---------     ---------
          Total liabilities and
            stockholder's
            equity................  $ 432,900   $403,146        $ 8,863        $(416,989)    $ 427,920
                                    =========   ========        =======        =========     =========

                        INTERNATIONAL WIRE GROUP, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                          TOTAL         TOTAL
                                             COMPANY    GUARANTOR   NON-GUARANTOR   ELIMINATIONS    TOTAL
                                            ---------   ---------   -------------   ------------   -------
STATEMENT OF OPERATIONS
For the one month ended June 30, 1995
Net sales................................   $     --     $ 36,263      $   702        $   (702)   $ 36,263
Operating expenses
    Cost of goods sold ..................         --       29,466          511            (702)     29,275
    Selling, general and administrative..         --        1,959          578              --       2,537
    Depreciation and amortization .......         --        1,239          235              --       1,474
    Expenses related to plant closings...         --        1,750           --              --       1,750
                                            --------     --------      -------        --------    --------
Operating income (loss)..................         --        1,849         (622)             --       1,227
Other income (expense)...................
    Interest expense.....................     (2,779)          --           --              --      (2,779)
    Amortization of deferred financing
      costs..............................       (245)          --           --              --        (245)
    Equity in net income (loss) of
      subsidiaries.......................      1,114           --           --          (1,114)         --
    Other ...............................         --         (183)          --              --        (183)
                                            --------     --------      -------        --------    --------
Income (loss) before income tax
      provision .........................     (1,910)       1,666         (622)         (1,114)     (1,980)
Income tax provision ....................         --           --          (70)             --         (70)
                                            --------     --------      -------        --------    --------
Net income (loss)........................   $ (1,910)    $  1,666      $  (552)       $ (1,114)   $ (1,910)
                                            ========     ========      =======        ========    ========

                        INTERNATIONAL WIRE GROUP, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)



                                                                          TOTAL            TOTAL
                                                          COMPANY       GUARANTOR      NON-GUARANTOR  ELIMINATIONS    TOTAL
                                                          -------       ---------      -------------  ------------    -----
STATEMENT OF CASH FLOWS
For the one month ended June 30, 1995
Net cash from operating activities.................   $     5,367     $        618      $     209     $    --     $     6,194
                                                      -----------     ------------      ---------     -------     -----------
Cash flows provided by (used in)
  investing activities:
  Acquisition, net of cash.........................      (341,046)              --             --          --        (341,046)
  Capital expenditures.............................            --             (367)          (340)         --            (707)
                                                      -----------     ------------      ---------     -------     -----------
Net cash used in investing activities..............      (341,046)            (367)          (340)         --        (341,753)
                                                      -----------     ------------      ---------     -------     -----------
Cash flows provided by (used in)
     financing activities:
  Equity proceeds..................................        15,188               --             --          --          15,188
  Proceeds from issuance of long-term
     obligations...................................       337,500               --             --          --         337,500
  Repayment of long-term obligations...............        (3,009)                             --          --          (3,009)
  Financing fees and other.........................       (14,000)                             --          --         (14,000)
                                                      -----------     ------------      ---------     -------     -----------
Net cash from financing activities.................       335,679                              --          --         335,679
                                                      -----------     ------------      ---------     -------     -----------
Net change in cash.................................   $        --     $        251      $    (131)    $    --     $       120
                                                      ===========     ============      =========     =======     ===========

                                   SIGNATURES





Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                  INTERNATIONAL WIRE GROUP, INC.


Dated:  November 7, 1997          By    :   /s/ DAVID M. SINDELAR
                                            ---------------------
                                  Name  :   David M. Sindelar
                                  Title :   Senior Vice President