Form 10-Q/A
period 1996-09-30
INTERNATIONAL WIRE GROUP INC
filed 1997-11-07
CIK 947429

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                 FORM 10-Q/A

                               AMENDMENT NO. 1

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1996
                               ----------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                              --------------   -----------------

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

                            YES   [X]      NO   [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                    Outstanding at
            Class                                  October 31, 1996
-------------------------------------------        ----------------
International Wire Group, Inc.

Common Stock                                           1,000

                         INTERNATIONAL WIRE GROUP, INC.

                                     INDEX


PART I - FINANCIAL INFORMATION                                                                        Page
                                                                                                      ----
International Wire Group, Inc.
  Consolidated Balance Sheets as of September 30, 1996 and December 31, 1995..........................   3
  Consolidated Statements of Operations for the three and nine months ended
     September 30, 1996 and three and four months ended September 30, 1995............................   4
  Consolidated Statements of Cash Flows for the nine months ended
     September 30, 1996 and four months ended September 30, 1995......................................   5
  Notes to Consolidated Financial Statements..........................................................   6
Signatures............................................................................................  18

                         INTERNATIONAL WIRE GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                        September 30,         December 31,
                                                                             1996                 1995
                                                                        -------------------------------------
ASSETS                                                                  (Unaudited)
Current assets:
  Cash and cash equivalents                                            $            --       $             --
  Accounts receivable, less allowance of $ 1,151
    and $860, respectively                                                      76,100                 47,180
  Inventories                                                                   43,854                 57,777
  Prepaid expenses and other                                                     2,746                  2,858
                                                                       ---------------       ----------------
    Total current assets                                                       122,700                107,815
 Property, plant and equipment, net                                            115,446                 82,259
 Deferred financing costs, net                                                  20,660                 16,688
 Intangible assets, net                                                        318,175                215,400
 Other assets                                                                    7,176                  5,758
                                                                       ---------------       ----------------
    Total assets                                                       $       584,157       $        427,920
                                                                       ===============       ================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term obligations                          $        20,230       $         12,662
  Accounts payable                                                              32,847                 37,627
  Accrued and other liabilities                                                 35,066                 26,011
  Income taxes payable                                                           3,782                     --
  Accrued interest                                                               7,869                  2,516
                                                                       ---------------       ----------------
    Total current liabilities                                                   99,794                 78,816
Long-term obligations, less current maturities                                 426,512                326,015
Deferred income taxes                                                            8,194                  8,194
Other long-term liabilities                                                      5,969                  4,897
                                                                       ---------------       ----------------
    Total liabilities                                                          540,469                417,922
Stockholders' equity:
  Common stock, $.01 par value, 1,000 shares
    authorized, issued and outstanding                                               0                      0
  Series A Senior Cumulative Exchangeable
    Redeemable Preferred Stock, $.01 par value,
    400,000 shares authorized, issued and outstanding                                4                     --
  Contributed capital                                                          125,227                 81,051
  Carryover of predecessor basis                                               (67,762)               (67,762)
  Accumulated deficit                                                          (13,781)                (3,291)
                                                                       ---------------       ----------------
    Total stockholders' equity                                                  43,688                  9,998
                                                                       ---------------       ----------------
    Total liabilities and stockholders' equity                         $       584,157       $        427,920
                                                                       ===============       ================

        See accompanying notes to the consolidated financial statements.

                         INTERNATIONAL WIRE GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                  (UNAUDITED)



                                             Three Months     Three Months     Nine Months        Four Months
                                                 Ended           Ended            Ended              Ended
                                             September 30,   September 30,    September 30,      September 30,
                                                 1996             1995            1996               1995
                                             -----------------------------------------------------------------
Net sales . . . . . . . . . . . . .          $  133,496      $ 105,301        $   399,612         $ 141,564

Operating expenses:
  Cost of goods sold  . . . . . . .             101,510         83,562            309,478           112,837

  Selling, general and
    administrative  . . . . . . . .              10,485          8,433             31,063            10,970

  Depreciation and amortization . .               6,987          4,423             19,933             5,897

  Inventory valuation adjustment  .                  --             --              8,500                 -
                                                                                                          -
  Expenses related to plant
    closings  . . . . . . . . . . .               2,000             --              6,000             1,750
                                             ----------      ---------        -----------         ---------
Operating income  . . . . . . . . .              12,514          8,883             24,638            10,110

Other income (expense):
  Interest expense  . . . . . . . .             (11,168)        (8,285)           (31,751)          (11,064)

  Amortization of deferred
    financing costs . . . . . . . .                (948)          (619)            (2,762)             (864)


  Other, net  . . . . . . . . . . .                  30             10                162              (173)
                                             ----------      ---------        -----------         ---------
Income (loss) before income tax
   provision  . . . . . . . . . . .                 428            (11)            (9,713)           (1,991)

Income tax provision  . . . . . . .                 202          1,341                777             1,271
                                             ----------      ---------        -----------         ---------
Net income (loss) . . . . . . . . .          $      226      $  (1,352)       $   (10,490)        $  (3,262)
                                             ==========      =========        ===========         =========





        See accompanying notes to the consolidated financial statements

                         INTERNATIONAL WIRE GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)



                                                                          Nine Months           Four Months
                                                                             Ended                 Ended
                                                                         September 30,         September 30,
                                                                              1996                  1995
                                                                         -----------------------------------
Cash flows provided by (used in) operating
  activities:
  Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . .     $       (10,490)      $        (3,262)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Depreciation and amortization . . . . . . . . . . . . . . . .              19,933                 5,897
    Amortization of deferred financing costs  . . . . . . . . . .               2,762                   864
    Inventory valuation adjustment  . . . . . . . . . . . . . . .               8,500                    --
    Change in assets and liabilities, net of acquisitions:
      Accounts receivable . . . . . . . . . . . . . . . . . . . .              (6,722)               (3,802)
      Inventories . . . . . . . . . . . . . . . . . . . . . . . .              12,299                (3,773)
      Prepaid expenses and other  . . . . . . . . . . . . . . . .              (2,742)                 (724)
      Accounts payable  . . . . . . . . . . . . . . . . . . . . .             (11,769)                3,955
      Accrued and other liabilities . . . . . . . . . . . . . . .               2,203                 1,175
      Accrued interest  . . . . . . . . . . . . . . . . . . . . .               5,353                 6,218
      Income taxes payable/refundable . . . . . . . . . . . . . .               4,497                   554
      Other long-term liabilities . . . . . . . . . . . . . . . .                (428)                  (12)
                                                                      ---------------       ---------------
Net cash from operating activities  . . . . . . . . . . . . . . .              23,396                 7,090
                                                                      ---------------       ---------------

Cash flows provided by (used in) investing activities:
  Acquisitions, net of cash . . . . . . . . . . . . . . . . . . .            (160,259)             (341,046)
  Capital expenditures  . . . . . . . . . . . . . . . . . . . . .              (8,441)               (3,204)
                                                                      ---------------       ---------------
Net cash from investing activities  . . . . . . . . . . . . . . .            (168,700)             (344,250)
                                                                      ---------------       ---------------
Cash flows provided by (used in) financing activities:
  Equity proceeds . . . . . . . . . . . . . . . . . . . . . . . .              45,039                15,188
  Proceeds from issuance of long-term obligations . . . . . . . .             128,200               337,500
  Repayment of long-term obligations  . . . . . . . . . . . . . .             (20,135)               (2,577)
  Financing fees and other  . . . . . . . . . . . . . . . . . . .              (7,800)              (14,000)
                                                                      ---------------       ---------------
Net cash from financing activities  . . . . . . . . . . . . . . .             145,304               336,111
                                                                      ---------------       ---------------
Net change in cash and cash equivalents . . . . . . . . . . . . .                  --                (1,049)
Cash and cash equivalents at beginning of the period  . . . . . .                  --                    --
                                                                      ---------------       ---------------
Cash and cash equivalents at end of the period  . . . . . . . . .     $            --       $        (1,049)
                                                                      ===============       ===============




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

                         INTERNATIONAL WIRE GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

3.       Inventories

         Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out ("LIFO") method.

         The composition of inventories at September 30, 1996, is as follows:


         Raw materials. . . . . . . . . . . . . . . $   17,803
         Work-in-process. . . . . . . . . . . . . .     12,304
         Finished goods . . . . . . . . . . . . . .     13,747
                                                    ----------
         Total. . . . . . . . . . . . . . . . . . . $   43,854
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

                         INTERNATIONAL WIRE GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                            Nine Months Ended
                                                                               September 30,
                                                                       --------------------------
                                                                           1996          1995 (1)
                                                                       -------------------------
Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   427,460      $ 453,219
Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . .          (11,240)        (2,454)

         (1) Data gives effect to the IW Acquisition as though it occurred as of January 1, 1995.

6.      Plant Closing Expense

        In March and September, 1996, the Company recorded pretax charges to operations of $4,000 and $2,000, respectively, to provide for plant closing costs. The plant closing costs relate to consolidating certain wire segment facilities and include provisions for certain shut-down and severance related costs. A summary of activity related to plant closing is as follows:

                                                             NINE MONTHS      FOUR MONTHS
                                                               ENDED            ENDED
                                                            SEPTEMBER 30,    SEPTEMBER 30,
                                                                 1996            1995
                                                             ------------    ------------
Balance, beginning of period...............................    $   700          $   --
Charges to operations:
  Facility shut-down costs.................................      3,872             731
  Lease commitments........................................        773              67
  Key personnel and severance costs........................      1,355             952
                                                               -------          ------
                                                                 6,000           1,750
Costs incurred:
  Facility shut-down costs.................................     (1,514)           (254)
  Lease commitments........................................        (67)            (33)
  Key personnel and severance costs........................       (783)           (508)
                                                               -------          ------
                                                                (2,364)           (795)
                                                               -------          ------
Balance, end of period.....................................    $ 4,336          $  955
                                                               =======          ======

                         INTERNATIONAL WIRE GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

7.   GUARANTOR SUBSIDIARIES

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

                         INTERNATIONAL WIRE GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


                                                                              TOTAL
                                                                 TOTAL         NON
                                                   COMPANY     GUARANTOR    GUARANTOR    ELIMINATIONS     TOTAL
                                                   -------     ---------    ---------    ------------     -----
BALANCE SHEET
As of September 30, 1996
ASSETS
  Cash . . . . . . . . . . . . . . . . . . . . .  $      --     $    (632)   $     632   $        --    $      --
  Accounts receivable  . . . . . . . . . . . . .         --        73,881        5,720        (3,501)      76,100
  Inventory  . . . . . . . . . . . . . . . . . .         --        43,719          135            --       43,854
  Other assets . . . . . . . . . . . . . . . . .         --         2,724           22            --        2,746
                                                  ---------     ---------    ---------   -----------    ---------
    Total current assets . . . . . . . . . . . .         --       119,692        6,509        (3,501)     122,700
Property plant and equipment, net  . . . . . . .         --       106,564        8,882            --      115,446
Intangible assets, net . . . . . . . . . . . . .     20,660       318,175           --            --      338,835
Investment in subsidiaries . . . . . . . . . . .    605,674            --           --      (605,674)          --
Other assets . . . . . . . . . . . . . . . . . .         --         6,153        1,023            --        7,176
                                                  ---------     ---------    ---------   -----------    ---------
    Total assets . . . . . . . . . . . . . . . .  $ 626,334     $ 550,584    $  16,414   $  (609,175)   $ 584,157
                                                  =========     =========    =========   ===========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities  . . . . . . . . . . . . .  $  27,165     $  73,764    $   2,366   $    (3,501)   $  99,794
  Long-term obligations,less current
    maturities . . . . . . . . . . . . . . . . .    422,022         4,490           --            --      426,512
  Other long-term liabilities  . . . . . . . . .         --        14,163           --            --       14,163
  Intercompany (receivable) payable  . . . . . .     76,735       (90,170)      13,435            --           --
                                                  ---------     ---------    ---------   -----------    ---------
    Total liabilities  . . . . . . . . . . . . .    525,922         2,247       15,801        (3,501)     540,469
Stockholders' equity
  Common stock . . . . . . . . . . . . . . . . .         --            --           --            --           --
  Preferred stock  . . . . . . . . . . . . . . .         --             4           --            --            4
  Contributed capital  . . . . . . . . . . . . .    114,193       583,046           18      (572,030)     125,227
  Predecessor carryover  . . . . . . . . . . . .         --       (67,762)          --            --      (67,762)
  Retained earnings  . . . . . . . . . . . . . .    (13,781)       33,049          595       (33,644)     (13,781)
                                                  ---------     ---------    ---------   -----------    ---------
    Total stockholders' equity . . . . . . . . .    100,412       548,337          613      (605,674)      43,688
                                                  ---------     ---------    ---------   -----------    ---------
    Total liabilities and stockholders'
      equity . . . . . . . . . . . . . . . . . .  $ 626,334     $ 550,584    $  16,414   $  (609,175)   $ 584,157
                                                  =========     =========    =========   ===========    =========

                         INTERNATIONAL WIRE GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


                                                                              TOTAL
                                                                 TOTAL         NON
                                                   COMPANY     GUARANTOR    GUARANTOR    ELIMINATIONS      TOTAL
                                                  ---------    ---------    ---------    ------------      -----
STATEMENT OF OPERATIONS
For the three months ended September 30, 1996

Net sales  . . . . . . . . . . . . . . . . . . .  $      --     $133,496      $7,633      $  (7,633)     $ 133,496
Operating expenses . . . . . . . . . . . . . . .
  Cost of goods sold . . . . . . . . . . . . . .         --      104,675       4,468         (7,633)       101,510
  Selling, general and administration  . . . . .         --        7,886       2,599             --         10,485
  Depreciation and amortization  . . . . . . . .         --        6,556         431             --          6,987
  Expenses related to plant closing  . . . . . .         --        2,000          --             --          2,000
                                                  ---------     --------      ------      ---------      ---------
Operating income (loss)  . . . . . . . . . . . .         --       12,379         135             --         12,514
Other income (expense)
  Interest expense . . . . . . . . . . . . . . .    (11,168)          --          --             --        (11,168)
  Amortization of deferred financing fees  . . .       (948)          --          --             --           (948)
  Equity in net income (loss) of subsidiaries. .     12,342           --          --        (12,342)            --
  Other. . . . . . . . . . . . . . . . . . . . .         --           30          --             --             30
                                                  ---------     --------      ------      ---------      ---------
Income (loss) before income tax provision  . . .        226       12,409         135        (12,342)           428
Income tax provision . . . . . . . . . . . . . .         --           98         104             --            202
                                                  ---------     --------      ------      ---------      ---------
Net income (loss)  . . . . . . . . . . . . . . .  $     226     $ 12,311      $   31      $ (12,342)     $     226
                                                  =========     ========      ======      =========      =========

                     INTERNATIONAL WIRE GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)



                                                                             TOTAL
                                                                 TOTAL        NON
                                                  COMPANY      GUARANTOR   GUARANTOR     ELIMINATIONS        TOTAL
                                                 ---------     ---------   ---------     ------------        -----
STATEMENT OF OPERATIONS
For the nine months ended September 30, 1996
Net sales . . . . . . . . . . . . . . . . . . .  $      --     $399,612     $23,729       $  (23,729)     $  399,612
Operating expenses
  Cost of goods sold  . . . . . . . . . . . . .         --      320,248      12,959          (23,729)        309,478
  Selling, general and administration . . . . .         --       23,377       7,686               --          31,063
  Depreciation and amortization . . . . . . . .         --       18,756       1,177               --          19,933
  Expenses related to plant closing . . . . . .         --        6,000          --               --           6,000
  Inventory valuation adjustment  . . . . . . .         --        8,500          --               --           8,500
                                                  --------     --------     -------       ----------      ----------
Operating income (loss) . . . . . . . . . . . .         --       22,731       1,907               --          24,638
Other income (expense)
  Interest expense  . . . . . . . . . . . . . .    (31,751)          --          --               --         (31,751)
  Amortization of deferred financing fees . . .     (2,762)          --          --               --          (2,762)
  Equity in net income (loss) of subsidiaries .     24,023           --          --          (24,023)             --
  Other . . . . . . . . . . . . . . . . . . . .         --          162          --               --             162
                                                 ---------     --------     -------       ----------      ----------
Income (loss) before income tax provision . . .    (10,490)      22,893       1,907          (24,023)         (9,713)
Income tax provision  . . . . . . . . . . . . .         --          507         270               --             777
                                                 ---------     --------     -------       ----------      ----------
Net income (loss) . . . . . . . . . . . . . . .  $ (10,490)    $ 22,386     $ 1,637       $  (24,023)     $  (10,490)
                                                 =========     ========     =======       ==========      ==========

                         INTERNATIONAL WIRE GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


                                                                                             TOTAL
                                                                                TOTAL         NON
                                                                  COMPANY     GUARANTOR    GUARANTOR    ELIMINATIONS      TOTAL
                                                                ----------    ---------    ---------    ------------      -----
STATEMENT OF CASH FLOWS
For the nine months ended September 30, 1996
Net cash from operating activities . . . . . . . . . . . . . .  $   14,515    $   5,848    $   3,033     $     --      $   23,396
                                                                ----------    ---------    ---------     ---------     ----------
Cash flows provided by (used in) investing activities:
  Acquisition, net of cash . . . . . . . . . . . . . . . . . .    (160,259)         --           --            --        (160,259)
                                                                ----------    ---------    ---------     ---------     ----------
  Capital expenditures . . . . . . . . . . . . . . . . . . . .         --        (6,011)      (2,430)          --          (8,441)
                                                                ----------    ---------    ---------     ---------     ----------
Net cash used in investing activities  . . . . . . . . . . . .    (160,259)      (6,011)      (2,430)          --        (168,700)
                                                                ----------    ---------    ---------     ---------     ----------
Cash flows provided by (used in)
 financing activities:
  Equity proceeds  . . . . . . . . . . . . . . . . . . . . . .      45,039          --           --            --          45,039
  Proceeds from issuance of long-term obligations  . . . . . .     128,200          --           --            --         128,200
  Repayment of long-term obligations . . . . . . . . . . . . .     (19,695)        (440)         --            --         (20,135)
  Cash dividends paid on preferred stock . . . . . . . . . . .         --           --           --            --             --
  Financing fees and other . . . . . . . . . . . . . . . . . .      (7,800)         --           --            --          (7,800)
                                                                ----------    ---------    ---------     ---------     ----------
Net cash from financing activities . . . . . . . . . . . . . .     145,744         (440)         --            --         145,304
                                                                ----------    ---------    ---------     ---------     ----------
Net change in cash and cash equivalents  . . . . . . . . . . .  $      --     $    (603)   $     603     $     --      $      --
                                                                ==========    =========    =========     =========     ==========

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
                                                     ===========    ===========    ===========    ===========    ===========

                         INTERNATIONAL WIRE GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)



                                                                               TOTAL
                                                                  TOTAL         NON
                                                   COMPANY      GUARANTOR    GUARANTOR    ELIMINATIONS       TOTAL
                                                   -------      ---------    ---------    ------------       -----
STATEMENT OF OPERATIONS
For the four months ended September 30, 1995
Net sales . . . . . . . . . . . . . . . . . . . .  $     --      $ 141,564      $ 5,474      $ (5,474)     $ 141,564
Operating expenses
   Cost of goods sold . . . . . . . . . . . . . .        --        115,792        2,519        (5,474)       112,837
   Selling, general and administration  . . . . .        --          8,428        2,542            --         10,970
   Depreciation and amortization  . . . . . . . .        --          4,945          952            --          5,897
   Expenses related to plant closing  . . . . . .        --          1,750           --            --          1,750
                                                   --------      ---------      -------      --------      ---------
Operating income (loss) . . . . . . . . . . . . .        --         10,649         (539)           --         10,110
Other income (expense)
   Interest expense . . . . . . . . . . . . . . .   (11,064)            --           --            --        (11,064)
   Amortization of deferred financing fees  . . .      (864)            --           --            --           (864)
   Equity in net income (loss) of subsidiaries. .     8,666             --           --        (8,666)            --
   Other  . . . . . . . . . . . . . . . . . . . .        --           (173)          --            --           (173)
                                                   --------      ---------      -------      --------      ---------
Income (loss) before income tax provision . . . .    (3,262)        10,476         (539)       (8,666)        (1,991)
Income tax provision  . . . . . . . . . . . . . .        --            692          579            --          1,271
                                                   --------      ---------      -------      --------      ---------

Net income (loss) . . . . . . . . . . . . . . . .  $ (3,262)     $   9,784      $(1,118)     $ (8,666)     $  (3,262)
                                                   ========      =========      =======      ========      =========

                        INTERNATIONAL WIRE GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                                      TOTAL
                                                                           TOTAL       NON
                                                           COMPANY       GUARANTOR  GUARANTOR  ELIMINATIONS     TOTAL
                                                           -------      ---------   ---------  ------------     -----

STATEMENT OF CASH FLOWS
For the four months ended September 30, 1995
Net cash from operating activities . . . . . . . . . . . . $   4,935      $ 1,423      $732     $      --     $   7,090
                                                           ---------      -------      ----     ---------     ---------
Cash flows provided by (used in) investing activities:
   Acquisition, net of cash  . . . . . . . . . . . . . . .  (341,046)          --        --            --      (341,046)
   Capital expenditures  . . . . . . . . . . . . . . . . .        --       (3,204)       --            --        (3,204)
                                                           ---------      -------      ----     ---------     ---------
Net cash used in investing activities  . . . . . . . . . .  (341,046)      (3,204)       --            --      (344,250)
                                                           ---------      -------      ----     ---------     ---------
Cash flows provided by (used in) financing
     activities:
   Equity proceeds . . . . . . . . . . . . . . . . . . . .    15,188           --        --            --        15,188
   Proceeds from issuance of long-term obligations . . . .   337,500           --        --            --       337,500
   Repayment of long-term obligations  . . . . . . . . . .    (2,577)          --        --            --        (2,577)
   Cash dividends paid on preferred stock  . . . . . . . .        --           --        --            --            --
   Financing fees and other  . . . . . . . . . . . . . . .   (14,000)          --        --            --       (14,000)
                                                           ---------      -------      ----     ---------     ---------
Net cash from financing activities . . . . . . . . . . . .   336,111           --        --            --       336,111
                                                           ---------      -------      ----     ---------     ---------
Net change in cash and cash equivalents  . . . . . . . . . $      --      $(1,781)     $732     $      --     $  (1,049)
                                                           =========      =======      ====     =========     =========

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                      INTERNATIONAL WIRE GROUP, INC.


Dated:  November 7, 1997              By:  /s/ DAVID M. SINDELAR
                                      --------------------------------
                                      Name:  David M. Sindelar
                                      Title:  Senior Vice President