Form 10-K405/A
period 1996-12-31
INTERNATIONAL WIRE GROUP INC
filed 1997-11-07
CIK 947429

FORM 10-K/A
Amendment No. 1
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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

RESULTS OF OPERATIONS:                                            YEAR ENDED   SEVEN MONTHS ENDED
                                                             DECEMBER 31, 1996  DECEMBER 31, 1995
                                                             -----------------  -----------------
                                                                        (IN THOUSANDS)
   Net sales ...............................................      $ 546,981       $ 245,583
   Cost of goods sold ......................................        420,823         195,221
   Selling, general and administrative .....................         43,885          17,129
   Depreciation and amortization ...........................         31,341          11,020
   Impairment, unusual and plant closing charges ...........         84,250           1,750
   Inventory valuation adjustment ..........................          8,500              --
                                                                  ---------       ---------
   Operating income (loss) .................................        (41,818)         20,463
   Interest expense ........................................        (43,013)        (19,931)
   Amortization ............................................         (3,701)         (1,468)
   Other (expense) income ..................................            312            (158)
                                                                  ---------       ---------
   Loss before income tax provision ........................        (88,220)         (1,094)
   Income tax provision ....................................          1,262           2,197
                                                                  ---------       ---------
   Net loss ................................................      $ (89,482)      $  (3,291)
                                                                  =========       =========

OTHER DATA:

   EBITDA, as adjusted(1) ..................................      $  82,273       $  33,233
   Capital expenditures ....................................      $  15,849       $   5,751
   Total assets ............................................      $ 531,020       $ 427,920
   Long-term obligations (including current maturities) ....      $ 447,667       $ 338,677

-----------------
(1)  As used herein, "EBITDA, as adjusted" is defined as operating income
     (loss) adjusted to exclude impairment, unusual and plant closing charges. EBITDA is presented because (i) it is a widely accepted indicator of a company's ability to incur and service debt and (ii) it is the basis on which the Company's compliance with certain financial covenants contained in the indenture, dated as of June 12, 1995 pursuant to which the Company issued the Senior Notes and the Amended and Restated Credit Agreement is principally determined. However, EBITDA, as adjusted, does not purport to represent cash provided by operating activities as reflected in the Company's consolidated statements of cash flow, is not a measure of financial performance under generally accepted accounting principles ("GAAP") and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Also, the measure of EBITDA, as adjusted, may not be comparable to similar measures reported by other companies.

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

                                                    PREDECESSOR                                WIREKRAFT
                                            ----------------------------       --------------------------------------------
                                                             DECEMBER 1,       DECEMBER 22,
                                                            1992 THROUGH       1992 THROUGH    YEAR ENDED      SIX  MONTHS
                                            NOVEMBER  30,   DECEMBER 21,       NOVEMBER 30,    NOVEMBER 30,    ENDED MAY 31,
                                                1992            1992              1993(1)          1994            1995
                                            ------------    ------------       ------------    ------------    ------------
                                                                     (IN THOUSANDS)
RESULTS OF OPERATIONS:
   Net sales ............................   $    174,684    $      9,714       $    181,188    $    240,972    $    168,053
   Cost of goods sold ...................        146,597           8,339            150,092         201,602         138,851
   Selling, general and
     administrative expenses ............         10,869             505             10,582          14,319          13,301
   Depreciation and amortization ........          5,141             218              4,496           6,435           6,474
   Compensation expense .................             --              --                 --              --             895(2)
   Expenses related to sale .............             --           6,929(3)              --              --             501(4)
   Expenses related to plant closings ...             --              --                 --              --           2,000(5)
                                            ------------    ------------       ------------    ------------    ------------
   Operating income (loss) ..............         12,077          (6,277)            16,018          18,616           6,031
   Interest expense .....................         (4,761)         (1,418)(6)         (8,645)        (10,565)         (8,020)
   Amortization of deferred financing
       costs ............................             --              --             (1,677)         (1,995)         (1,657)
                                            ------------    ------------       ------------    ------------    ------------
   Income (loss) before income taxes
      and extraordinary item ............          7,316          (7,695)             5,696           6,056          (3,646)
   Income tax provision (benefit) (7) ...             --              --              3,155           3,023          (2,114)
                                            ------------    ------------       ------------    ------------    ------------
   Income (loss) before extraordinary
      item ..............................             --              --              2,541           3,033          (1,532)
   Extraordinary item ...................             --              --                 --              --          (7,835)(8)
   Net income (loss) ....................   $      7,316    $     (7,695)      $      2,541    $      3,033    $     (9,367)
                                            ============    ============       ============    ============    ============


OTHER DATA:
   EBITDA, as adjusted (9)...............   $     17,218    $        870       $     20,514    $     25,051    $     15,901
   Capital expenditures .................          2,122             136              3,705           6,248           2,914
   Total assets .........................         81,074          80,421            146,671         178,488         241,277
   Long-term obligations
      (including current maturities)  ...         45,294          42,143             93,123         111,639         148,386


---------------
(1) On December 21, 1992, WB Holdings Inc., through a series of acquisitions and mergers (the "Original Wirekraft Acquisition"), acquired all of the issued and outstanding common stock of Bristol and Burcliff, the parent companies of the general partners of the Predecessor.
(2) Represents payments to senior management of Wirekraft for the redemption of employee stock options in connection with the Acquisitions.
(3) Represents non-recurring expenses associated with the Original Wirekraft Acquisition, which included exit bonuses, severance arrangements and brokerage and legal fees.
(4)  Represents expenses of Wirekraft associated with the Acquisitions.
(5) Represents expenses related to the closing of certain domestic wire harness facilities.
(6) Includes write-off of deferred financing fees of $1,211 associated with the Original Wirekraft Acquisition.
(7) The results of operations for the years ended November 30, 1991 and 1992 and the period from December 1, 1992 through December 21, 1992 did not include a provision for income taxes since the net income for the Predecessor is included in the income tax returns of its partners.
(8) Extraordinary item in 1995 represents a $7,835 loss on early extinguishment of debt (net of income tax of $4,930).
(9)  As used herein, "EBITDA, as adjusted" is defined as operating income
     (loss) adjusted to exclude impairment, unusual and plant closing charges. EBITDA is presented because (i) it is a widely accepted indicator of a company's ability to incur and service debt and (ii) it is the basis on which the Company's compliance with certain financial covenants contained in the indenture, dated as of June 12, 1995 pursuant to which the Company issued the Senior Notes and the Amended and Restated Credit Agreement is principally determined. However, EBITDA, as adjusted, does not purport to represent cash provided by operating activities as reflected in the Company's consolidated statements of cash flow, is not a measure of financial performance under GAAP and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Also, the measure of EBITDA, as adjusted, may not be comparable to similar measures reported by other companies.

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

                                                                THL-OMEGA                               OMEGA
                                          ----------------------------------------------------       ----------
                                                                                      THREE             THREE
                                                                                      MONTHS            MONTHS
                                                       YEAR ENDED DECEMBER 31,         ENDED            ENDED
                                          --------------------------------------     MARCH 31,         MAY 31,
                                             1992          1993          1994          1995            1995(1)
                                          ----------    ----------    ----------    ----------       ----------
                                                                 (IN THOUSANDS)
RESULTS OF OPERATIONS:
   Net sales ..........................   $  108,312    $  107,004    $  134,457    $   38,736       $   23,295
   Cost of goods sold .................       82,008        80,276        98,012        29,401           17,512
   Selling, general and
      administrative expenses .........        8,925        12,061        10,839         2,651            1,639
   Depreciation and
      amortization ....................        5,488         5,191         5,761         1,459            1,233
   Compensation expense ...............           --            --            --         9,715(2)            --
   Expenses related to sale ...........           --            --            --         1,689(3)            --
                                          ----------    ----------    ----------    ----------       ----------
   Operating income (loss)  ...........       11,891         9,476(4)     19,845        (6,179)           2,911
   Interest expense ...................       (6,526)       (6,026)       (5,932)       (1,478)          (1,797)
   Amortization of deferred
      financing costs .................         (285)         (289)         (262)          (50)            (238)
   Other income .......................        1,015           772           296            32               --
                                          ----------    ----------    ----------    ----------       ----------
   Income (loss) before
       income taxes and
       extraordinary item .............        6,095         3,933        13,947        (7,675)             876
   Income tax provision
       (benefit) ......................        2,550         1,892         5,787           484              171
                                          ----------    ----------    ----------    ----------       ----------
   Income (loss) before
      extraordinary item ..............        3,545         2,041         8,160        (8,159)             705
   Extraordinary item .................           --            --            --        (1,148)(5)       (4,044)(6)
                                          ----------    ----------    ----------    ----------       ----------
   Net income (loss) ..................   $    3,545    $    2,041    $    8,160    $   (9,307)      $   (3,339)
                                          ==========    ==========    ==========    ==========       ==========

OTHER DATA:
   EBITDA, as adjusted(7)..............   $   17,379    $   14,667(4) $   25,606    $    6,684       $    4,144
   Capital expenditures ...............        1,947         3,683         8,667         1,597              581
   Total assets .......................       87,342        85,868       101,675        97,657          176,659
   Long-term obligations
    (including current maturities) ....       64,554        58,174        56,093        54,615          128,116

---------------
(1) On March 31, 1995, Omega acquired all of the issued and outstanding common stock of THL-Omega.
(2) Represents payments to senior management for the redemption of stock options and stock that was issued immediately prior to the acquisition of THL-Omega for consideration less than the fair value.
(3) Represents expenses of the sellers associated with the acquisition of THL-Omega.
(4) During 1993 a charge of approximately $3,100 was recorded related to certain one time bad debt write-offs. Excluding the effects of this charge, operating income and EBITDA, as adjusted, would have been $12,576 and $17,767, respectively.
(5) Extraordinary item in March 1995, represents a $1,148 loss on early extinguishment of debt (net of income taxes of $765).
(6) Extraordinary item in May 1995, represents a $4,044 loss on early extinguishment of debt (net of income taxes of $2,082).
(7)  As used herein, "EBITDA, as adjusted" is defined as operating income
     (loss) adjusted to exclude impairment, unusual and plant closing charges. EBITDA is presented because (i) it is a widely accepted indicator of a company's ability to incur and service debt and (ii) it is the basis on which the Company's compliance with certain financial covenants contained in the indenture, dated as of June 12, 1995 pursuant to which the Company issued the Senior Notes and the Amended and Restated Credit Agreement is principally determined. However, EBITDA, as adjusted, does not purport to represent cash provided by operating activities as reflected in the Company's consolidated statements of cash flow, is not a measure of financial performance under GAAP and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Also, the measure of EBITDA, as adjusted, may not be comparable to similar measures reported by other companies.

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

The Company conducts its operations through two segments: (i) wire products, which includes both non-insulated and insulated wire, and (ii) wire harness products. The table below sets forth the major components of the results of operations on a historical combined basis for the fiscal year 1994 and the five months ended May 31, 1995 and on a historical basis for the seven months ended December 31, 1995 and the year ended December 31, 1996 and should be used in reviewing the discussion and analysis of results of operations and liquidity and capital resources.

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

Included in the year ended December 31, 1996 is the year ended December 31, 1996 of the Company, which includes the results of operations of Wire Technologies from March 5, 1996, the date of the DWT Acquisition.

                             RESULTS OF OPERATIONS

                                                 PREDECESSOR                    SUCCESSOR
                                          --------------------------   ---------------------------

                                          FISCAL YEAR    FIVE MONTHS   SEVEN MONTHS
                                             ENDED          ENDED         ENDED        YEAR ENDED
                                          DECEMBER 31,     MAY 31,     DECEMBER 31,   DECEMBER 31,
                                              1994         1995(1)         1995           1996
                                          ------------   -----------   ------------   ------------
                                                                          (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
  Wire sales............................    $272,414      $131,831       $161,741       $385,627
  Wire harness sales....................     174,716        77,279         83,842        161,354
                                            --------      --------       --------       --------
        Net sales.......................     447,130       209,110        245,583        546,981
  Cost of goods sold....................     348,633       167,456        195,221        420,823
  Selling, general and administrative
    expenses............................      39,746        15,714         17,129         43,885
  Depreciation and amortization.........      13,310         8,313         11,020         31,341
  Impairment, unusual and plant closing
    charges.............................          --         2,000          1,750         84,250
  Inventory valuation adjustment........          --            --             --          8,500
  Compensation expense..................          --        10,610             --             --
  Expenses related to sale..............          --         2,190             --             --
                                            --------      --------       --------       --------
    Operating income (loss).............    $ 45,441      $  2,827       $ 20,463       $(41,818)
                                            ========      ========       ========       ========

---------------

(1) The results of operations data related to Wirekraft for the five months ended May 31, 1995 excludes the one month period ended December 31, 1994. Loss from operations of Wirekraft for the one month period ended December 31, 1994 was $64.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO HISTORICAL COMBINED FISCAL YEAR ENDED DECEMBER 31, 1995

Net sales for the year ended December 31, 1996 were $547.0 million, representing a $92.3 million, or 20.3%, increase over the Historical Combined Fiscal Year Ended December 31, 1995. This increase occurred substantially within the wire segment, where sales increased $92.1 million, or 31.3%, over the Historical Combined Fiscal Year Ended December 31, 1995. This increase reflected $139.7 million of net sales from Wire Technologies, as well as continued growth in the Company's automotive, cable and control signal market accounts. These increases were partially offset by a decline in copper prices. In general, the Company prices its products based upon a spread over the cost of copper, which results in a decreased dollar value of sales when copper prices decrease. The average price of copper based upon the COMEX declined to $1.06 per pound over the year ended December 31, 1996 from $1.35 per pound during the Historical Combined Fiscal Year Ended December 31, 1995. Within the wire harness segment, sales remained constant at $161.4 million during the year ended December 31, 1996. This constant level of sales represented strong sales from most major wire harness customers other than Whirlpool. Sales to Whirlpool declined during the year due to the expiration of a transition supply agreement in October 1995.

Cost of goods sold as a percent of sales decreased from 79.8% to 76.9% for the year ended December 31, 1996. This decrease was due to the result of negotiated price reductions for certain purchased materials and the elimination of the majority of outside purchases of non-insulated wire subsequent to the acquisition of THL-Omega in 1995. Wirekraft's purchases of non-insulated wire from outside suppliers declined as Omega's non-insulated wire production for Wirekraft increased. In addition, the change in cost of goods sold as a percent of sales reflected cost reductions achieved within both the wire and wire harness segments resulting from plant consolidation actions taken in 1995 and 1996, as well as the impact of declining copper prices. Because the Company's products are typically priced at a spread over the cost of copper, a lower copper price leads to a higher gross margin percentage but generally has no impact on gross margin dollars.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO SEVEN MONTHS ENDED DECEMBER 31, 1995

Net sales for the year ended December 31, 1996 were $547.0 million, representing an increase of $301.4 million over the seven months ended December 31, 1995. This increase included wire segment sales of $223.9 million and wire harness segment sales of $77.5 million. The increase was primarily the result of the additional five months of operations of the Company in 1996, as compared to 1995 and the inclusion of $139.7 million of wire segment sales as the result of the DWT Acquisition in March 1996. These increases were partially offset by a decline in copper prices. Generally, the Company prices its products based upon a spread over copper, which results in a decreased dollar value of sales when copper prices decrease. The average price of copper based upon the COMEX declined to $1.06 per pound over the year ended December 31, 1996 from $1.35 per pound during the seven months ended December 31, 1995.

Cost of goods sold as a percentage of sales decreased from 79.5% for the seven months ended December 31, 1995 to 76.9% for the year ended December 31, 1996. This decrease was due to the result of negotiated price reductions for certain purchased materials and the elimination of the majority of outside purchases of non-insulated wire. Wirekraft's purchases of non-insulated wire from outside sources declined as Omega's non-insulated wire production for Wirekraft increased. In addition, the change in cost of goods sold as a percent of sales reflected cost reductions achieved within both the wire and wire harness segments resulting from plant consolidation actions taken in 1995 and 1996, as well as the impact of declining copper prices. Because the Company's products are typically priced at a spread over the cost of copper, a lower copper price leads to a higher gross margin percentage but generally has no impact on gross margin dollars.

Selling, general and administrative expenses were $43.9 million for the year ended December 31, 1996 compared to $17.1 million during the seven months ended December 31, 1995, an increase of $26.8 million. The increase was primarily the result of the additional five months of operations of the Company in 1996, as compared to 1995 and the inclusion of $5.7 million of expenses from the DWT Acquisition. Expressed as a percentage of sales, selling, general and administrative expenses increased from 7.0% during the seven months ended December 31, 1995 to 8.0% during the year ended December 31, 1996. This increase, as a percentage of sales, was partially attributable to the effect on net sales of higher copper costs during the seven months ended December 31, 1995, as compared to the year ended December 31, 1996. Other cost increases included volume related items and cost inflation.

Depreciation and amortization was $31.3 million for the year ended December 31, 1996 compared to $11.0 million for the seven months ended December 31, 1995. This increase of $20.3 million was the result of the additional five months of operations of the Company in 1996, as compared to 1995, as well as additional depreciation of property, plant and equipment from 1996 additions and the amortization of goodwill from the DWT Acquisition.

In the first quarter of 1996, the Company adopted a new business strategy that had a major impact on its business units. The Company's strategy considered reducing production costs, moving production to the South and Southwest, improving customer service and lowering selling, general and administrative expenses. The Company developed the new strategy and business plan in the first quarter of 1996, which it finalized in connection with the DWT Acquisition.

The DWT Acquisition was instrumental in the evaluation and implementation of the new business strategy, due to DWT's strategically sized and located facilities. With the DWT Acquisition, additional goodwill of $105.0 million was recorded. With the addition of significant goodwill, the Company believed it was appropriate to perform a comprehensive review of the carrying value of goodwill.

In addition to the DWT Acquisition, factors that were examined during the Company's review of the carrying value of goodwill included the changes in the appliance and automotive industries. These changes include the movement of appliance harness requirements to Mexican manufacturing facilities and the shift in automotive harness requirements from large, long lead-time orders to more frequent, small, short lead-time orders. As a result of these changes, the Company closed certain of its facilities and undertook its new business strategy.

Upon completion of its analysis, the Company determined that the carrying value of goodwill exceeded fair value by approximately $78.2 million. A non-cash impairment charge of $78.2 million was recorded upon completion of the analysis in the fourth quarter of 1996.

A $6.0 million pre-tax charge to operations was recorded during the year ended December 31, 1996, representing plant closing costs. The plant closing costs relate to shutting down and consolidating six facilities. There was a similar charge of $1.8 million for the seven months ended December 31, 1995. An $8.5 million pre-tax inventory valuation charge was recorded during the year ended December 31, 1996. This charge was the result of an adjustment to the LIFO valuation of copper in inventory reflecting the decrease in the copper cost per pound during fiscal 1996. There was no similar charge for the seven months ended December 31, 1995.

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital and Cash Flows

For the year ended December 31, 1996, the Company generated $32.0 million in cash from operations and $13.0 million of net proceeds from the issuance of equity securities and long-term debt obligations related to the DWT Acquisition. During 1996, the Company made net repayments of $21.3 million under debt obligations, spent $15.8 million on capital projects and used $7.8 million related to financing fees.

For the Historical Combined Year Ended December 31, 1995, the Company generated $25.2 million in cash from operations and $23.0 million of net proceeds from the issuance of equity securities and long-term debt obligations related to acquisitions. During 1995, the Company made net repayments of $17.6 million under debt obligations ($12.5 million repaid by the predecessor companies in connection with the Acquisitions), spent approximately $10.5 million on capital projects and used $21.0 million to pay financing fees ($7.0 million of which were incurred in connection with the acquisition of THL-Omega).

For the Historical Combined Year Ended December 31, 1994, the Company generated $13.4 million in cash from operations and $3.8 million from the issuance of certain notes. Cash was used in 1994 primarily to fund capital expenditures of $14.9 million.

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


As part of the impairment charge in 1996 as more fully described in Note 10 to the Company's financial statements for the year ended December 31, 1996, the Company has accrued $4.2 million for anticipated losses related to product liability claims associated with the Original Wirekraft Acquisition. These claims are for a non-wire product in the appliance industry that the Company has not manufactured since 1992. The Company's policy is to record the probable and reasonably estimable loss related to product liability claims. In 1996, the claims significantly increased as a result of the receipt of claims accumulated by insurance companies related to prior periods. Accordingly, the Company revised its estimated liability outstanding on actual claims reported and its estimate of claims incurred but not reported. In developing its estimated liability outstanding on actual claims reported, the Company considered historic settlement rates. The Company has estimated its liability outstanding on actual claims reported to be $1.5 million. In determining its estimate of claims incurred but not reported, the Company considered historical claim levels and amounts relative to total product shipped. Additionally, the Company considered historical settlement rates to develop its estimate of incurred but not reported claims of $2.7 million. Due to the uncertainties associated with these product claims, the future cost of final settlement of these claims may differ from the liability currently accrued. However, in the Company's opinion, the impact of final settlement of these claims on future operations, financial position and liquidity will not be material.

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

ITEM 8. FINANCIAL STATEMENTS

                         INDEX TO FINANCIAL STATEMENTS

INTERNATIONAL WIRE GROUP, INC.                                                                        PAGE
                                                                                                      ----
     Report of Coopers & Lybrand L.L.P., Independent Public Accountants ............................   13
     Consolidated Balance Sheets as of December 31, 1996 and December 31, 1995 .....................   14
     Consolidated Statements of Operations for the year ended December 31, 1996 and
        seven months ended December 31, 1995 .......................................................   15
     Consolidated Statement of Stockholders' Equity for the year ended December 31, 1996 and
        seven months ended December 31, 1995 .......................................................   16
     Consolidated Statements of Cash Flows for the year ended December 31, 1996 and
        seven months ended December 31, 1995 .......................................................   17
     Notes to Consolidated Financial Statements ....................................................   18
     Report of Coopers & Lybrand L.L.P., Independent Public Accountants ............................   37
     Consolidated Financial Statement Schedule for the year ended December 31, 1996 and
        the seven months ended December 31, 1995: Schedule II - Valuation and Qualifying Accounts ..   38

WIREKRAFT HOLDINGS CORP. (FORMERLY WB HOLDINGS INC.)

     Report of Coopers & Lybrand L.L.P., Independent Public Accountants ............................   39
     Consolidated Statements of Operations for the six months ended May 31, 1995 and the year
        ended November 30, 1994 ....................................................................   40
     Consolidated Statements of Stockholders' Equity for the six months ended May 31, 1995 and
        the year ended November 30, 1994 ...........................................................   41
     Consolidated Statements of Cash Flows for the six months ended May 31, 1995 and the year
        ended November 30, 1994 ....................................................................   42
     Notes to Consolidated Financial Statements ....................................................   43

OMEGA WIRE CORP.

     Report of Coopers & Lybrand L.L.P., Independent Public Accountants ............................   51
     Consolidated Statement of Operations for the two months ended May 31, 1995 ....................   52
     Consolidated Statement of Stockholders' Equity for the two months
        ended May 31, 1995 .........................................................................   53
     Consolidated Statement of Cash Flows for the two months ended May 31, 1995 ....................   54
     Notes to Consolidated Financial Statements ....................................................   55

THL-OMEGA HOLDING CORPORATION

     Report of Coopers & Lybrand L.L.P., Independent Public Accountants ............................   60
     Consolidated Statement of Operations and Retained Earnings for the three months
        ended March 31, 1995 .......................................................................   61
     Consolidated Statement of Cash Flows for the three months ended March 31, 1995 ................   62
     Notes to Consolidated Financial Statements ....................................................   63

     Report of Price Waterhouse L.L.P., Independent Public Accountants .............................   66
     Consolidated Statements of Operations and Retained Earnings for the year ended
        December 31, 1994 ..........................................................................   67
     Consolidated Statements of Cash Flows for the year ended December 31, 1994 ....................   68
     Notes to Consolidated Financial Statements ....................................................   69

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
International Wire Group, Inc.:

We have audited the accompanying consolidated balance sheets of International Wire Group, Inc. and subsidiaries as of December 31, 1996 and December 31, 1995, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year ended December 31, 1996 and seven months ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

COOPERS & LYBRAND L.L.P.
St. Louis, Missouri
February 28, 1997

                         INTERNATIONAL WIRE GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                       DECEMBER 31,    DECEMBER 31,
                                                                           1996            1995
                                                                       ------------    ------------
Current assets:
     Accounts receivable, less allowance of $1,363 and $860 ........   $     71,181    $     47,180
     Inventories ...................................................         60,362          57,777
     Prepaid expenses and other ....................................          5,060           2,733
     Deferred income taxes .........................................          4,741             125
                                                                       ------------    ------------
        Total current assets .......................................        141,344         107,815
Property, plant and equipment, net .................................        118,551          82,259
Deferred financing costs, net ......................................         21,222          16,688
Intangible assets, net .............................................        244,655         215,400
Other assets .......................................................          5,248           5,758
                                                                       ------------    ------------
        Total assets ...............................................   $    531,020    $    427,920
                                                                       ============    ============


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Current maturities of long-term obligations ...................   $     20,948    $     12,662
     Accounts payable ..............................................         45,832          37,627
     Accrued and other liabilities .................................         33,150          20,323
     Customers' deposits ...........................................          8,033           5,688
     Accrued interest ..............................................          4,648           2,516
                                                                       ------------    ------------
        Total current liabilities ..................................        112,611          78,816
Long-term obligations, less current maturities .....................        426,719         326,015
Deferred income taxes ..............................................         14,719           8,194
Other long-term liabilities ........................................         12,162           4,897
                                                                       ------------    ------------
        Total liabilities ..........................................        566,211         417,922
Stockholders' equity (deficit):
     Common stock, $.01 par value, 1,000 shares authorized,
        issued and outstanding .....................................              0               0
     Series A senior cumulative exchangeable redeemable
        preferred stock, $.01 par value, $25 liquidation
        value, 400,000 shares authorized, issued and outstanding ...              4              --
     Contributed capital ...........................................        125,340          81,051
     Carryover of predecessor basis ................................        (67,762)        (67,762)
     Accumulated deficit ...........................................        (92,773)         (3,291)
                                                                       ------------    ------------
        Total stockholders' equity (deficit) .......................        (35,191)          9,998
                                                                       ------------    ------------
        Total liabilities and stockholders' equity (deficit) .......   $    531,020    $    427,920
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
                                                          ==========          ==========


        See accompanying notes to the consolidated financial statements

                         INTERNATIONAL WIRE GROUP, INC.
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                  FOR THE YEAR ENDED DECEMBER 31, 1996 AND THE
                      SEVEN MONTHS ENDED DECEMBER 31, 1995

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

                                                             1996         1995
                                                           --------     --------
Net sales .............................................    $574,827     $601,709
Net income (loss) .....................................    $(88,994)    $ (2,613)

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

     Intangible Assets

     Intangible assets consist principally of goodwill arising from the excess of cost over the value of net assets acquired which is amortized using the straight-line method over forty years. In fiscal 1996, the Company completed a review of the carrying value of goodwill, which resulted in an impairment (see Note 10). Accumulated amortization aggregated $18,182 and $8,783 at December 31, 1996 and December 31, 1995, respectively.

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

     Interest Rate Hedging Arrangement

     In 1996, the Company entered into an interest rate hedging arrangement for the purpose of hedging against rising interest rates. The company paid a fee of approximately $200 for the arrangement. This fee is included in deferred financing fees and amortized on a straight-line basis over the life of the arrangement, through May 1998. The interest rate hedging arrangement provides a ceiling interest rate of 7.0% on $55,000 of indebtedness through May 1997 and a ceiling interest rate of 8.0% on $63,500 of indebtedness thereafter through May 1998. The Company estimates that fair value approximates carrying value of the interest rate hedging arrangement, due to the short life of the arrangement and the relative stability of interest rates in 1996.

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

     The Senior Notes are fully and unconditionally (as well as jointly and severally) guaranteed on an unsecured, senior subordinated basis by each subsidiary of the Company (the "Guarantor Subsidiaries") other than Electro Componentes de Mexico, S.A. de C.V. and Wirekraft Industries de Mexico, S.A. de C.V. (The "Non-Guarantor Subsidiaries"). Each of the Guarantor Subsidiaries and Non-Guarantor Subsidiaries is wholly owned by the Company. (see Note 14).

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

8.   PREFERRED STOCK

     In connection with the DWT Acquisition, the Company issued 400,000 shares of Series A Senior Cumulative Exchangeable Redeemable Preferred Stock (the "Preferred Stock"). In accordance with the Certificate of Designation of the Preferred Stock (the "Certificate of Designation"), cumulative dividends are payable quarterly at the rate of 14% per annum. Dividend rates could increase upon the occurrence of any Event of Non-Compliance (as defined in the Certificate of Designation). At December 31, 1996, dividends in arrears were $1,200 or $2.99 per share. The Preferred Stock has a liquidation preference of $25.00 per share and a par value of $.01 per share. The Preferred Stock is exchangeable, at the option of the Company, for 14.0% Senior Subordinated Exchange Notes due June 1, 2005 (the "Exchange Notes") (see Note 15). The Preferred Stock ranks with respect to the payment of dividends and the distribution of assets upon dissolution, liquidation, or winding up of the Company, prior to all other capital stock of the Company.

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
                                                     ============   ============

                         INTERNATIONAL WIRE GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


10.  IMPAIRMENT, UNUSUAL AND PLANT CLOSING CHARGES

     Commencing in the first quarter of 1996, the Company began a comprehensive review of the strategic position of its individual business units. The original goodwill related to the original Wirekraft acquisition recognized long-term customer relationships and plant locations that were strategically sized, located and customer focused. Due to intense competition in the appliance and automotive markets and the loss of the portion of the business from a major appliance customer in 1995, the Company developed and executed new business strategies in 1996, including the DWT Acquisition, to maintain customer volume levels, meet competitive pressures and address key changes within the marketplace. As a result, the Company embarked on a major plant consolidation program including the utilization of facilities purchased in the DWT Acquisition and transitioning of business from the Midwest to the Southwest and Mexico. To this end, six plants were closed in 1995 and another six plants were closed in 1996.


     The Company recorded a pre-tax charge to operations of $6,000 in 1996 and $1,750 in 1995 to provide for plant closing costs. The plant closing costs include provisions for shut-down costs from the period of the plant closure to the date of disposal, commitment costs for leased property and key personnel and severance related costs. During 1996 and 1995, plant closing actions resulted in the reduction of approximately 45 and 55 employees, respectively. Plant closing costs accrued at December 31, 1996 and December 31, 1995 were $2,462 and $700, respectively. There have been no adjustments to amounts charged to expense. Following is a summary of activity in the accounts related to the plant closing costs accrued:

                                                                             SEVEN MONTHS
                                                              YEAR ENDED        ENDED
                                                             DECEMBER 31,    DECEMBER 31,
                                                                 1996            1995
                                                             ------------    ------------
Balance, beginning of period...............................    $   700          $   --
Charges to operations:
  Facility shut-down costs.................................      3,872             731
  Lease commitments........................................        773              67
  Key personnel and severance costs........................      1,355             952
                                                               -------          ------
                                                                 6,000           1,750
Costs incurred:
  Facility shut-down costs.................................     (3,017)           (339)
  Lease commitments........................................       (134)            (67)
  Key personnel and severance costs........................     (1,087)           (644)
                                                               -------          ------
                                                                (4,238)         (1,050)
                                                               -------          ------
Balance, end of period.....................................    $ 2,462          $  700
                                                               =======          ======

     In December 1996, the Company completed its review of the carrying value of goodwill, resulting in an impairment charge of $78,250. In determining the goodwill impairment charge, the Company completed financial projections through the year 2000. These projections reflect the Company's business strategies and were based on current industry trends, forecasts and expected developments. A discounted cash flow analysis of the consolidated entity was used to calculate the fair market value of the Company and was based upon the Company's acquisition strategy which focuses on the identification and realization of certain synergies existing between the acquired businesses. The calculated fair value of the Company is determined as the sum of discounted free cash flows through the year 2000 plus a terminal value, which is calculated using a discounted cash flow terminal value approach, determined by capitalizing unlevered net income in the last year of the projection by dividing unlevered net income by the weighted average cost of capital, less an assumed future growth rate. The calculated fair market value was compared to net tangible assets (net working capital and net property, plant and equipment). The difference between net tangible assets and the fair market value was compared to net goodwill to determine the goodwill impairment charge.

     In connection with this review and impairment charge, the Company has provided for anticipated losses of $4,201 related to product liability claims associated with the period preceding the original acquisition of Wirekraft in 1992. These claims are for a non-wire product in the appliance industry that the Company has not manufactured since 1992. The Company's policy is to record the probable and reasonably estimable loss related to product liability claims. In 1996, the claims significantly increased as a result of the receipt of claims accumulated by insurance companies related to prior periods. Accordingly, the Company revised its estimated liability outstanding on actual claims reported and its estimate of claims incurred but not reported. In developing its estimated liability outstanding on actual claims reported, the Company considered historical settlement rates. The Company has estimated its liability outstanding on actual claims reported to be $1,500. In determining its estimate of claims incurred but not reported, the Company considered historical claim levels and amounts relative to total product shipped. Additionally, the Company considered historical settlement rates to develop its estimate for incurred but not reported claims of $2,701. Due to the uncertainties associated with these product claims, the future cost of final settlement of these claims may differ from the liability currently accrued. However, in the Company's opinion, the impact of final settlement of these claims on future operations, financial position and cash flows will not be material.

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

     In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", the Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations in accounting for the Option Plan. Accordingly, no compensation cost has been recognized for the Option Plan and the Performance Options. There may be compensation expense in future periods when the Performance Options became exercisable to the extent that the fair value of the stock exceeds the exercise price of the Performance Options. Had compensation cost for the Option Plan and the Performance Options been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, the Company's net loss would approximate the following:


                                                                            SEVEN MONTHS
                                                        YEAR ENDED              ENDED
                                                     DECEMBER 31, 1996    DECEMBER 31, 1995
                                                     -----------------    -----------------
As reported........................................      $(89,482)             $(3,291)
Pro forma..........................................      $(89,759)             $(3,329)

     The minimum value of each option grant is estimated on the date of grant with the following assumptions in 1996 and 1995, respectively: (i) risk-free interest rates of 5.9% in 1995 and ranging from 5.9% to 6.5% in 1996 and (ii) expected life of 10 years.

     The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. Additional awards in future years are anticipated.

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

     Changes in the status of the Performance Options are summarized below:

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
                                          =====        ==========     ==========

     The weighted average grant-date fair value of options granted during 1996 and 1995 was $0.48 and $0.44 per share, respectively. Of the options outstanding under the Option Plan at December 31, 1996, 4,350,000 and 65,249 have exercise prices of $1.00 and $1.625 respectively, and have weighted average remaining contractual lives of between 9 and 10 years. The weighted average exercise price of options vested at December 31, 1996 is $1.00 per share.

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

14. GUARANTOR SUBSIDIARIES

     The Senior Notes are fully and unconditionally (as well as jointly and severally) guaranteed on an unsecured, senior subordinated basis by each subsidiary of the Company (the "Guarantor Subsidiaries") other that Electro Componentes de Mexico, S.A. de C.V. and Wirekraft Industries de Mexico, S.A. de C.V. (the "Non-Guarantor Subsidiaries"). Each of the Guarantor Subsidiaries and Non-Guarantor Subsidiaries is wholly owned by the Company.

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

                         INTERNATIONAL WIRE GROUP, INC.

                                                 TOTAL          TOTAL
                                    COMPANY    GUARANTOR    NON-GUARANTOR    ELIMINATIONS     TOTAL
                                   ---------   ---------    -------------    ------------   ---------
BALANCE SHEET
  As of December 31, 1996:
ASSETS
  Cash...........................  $      --   $    (138)      $   138        $      --     $      --
  Accounts receivable............         --      70,010         1,902             (731)       71,181
  Inventory......................         --      59,648           714               --        60,362
  Other assets...................      5,375       4,314           112               --         9,801
                                   ---------   ---------       -------        ---------     ---------
          Total current assets...      5,375     133,834         2,866             (731)      141,344
  Property plant and equipment,
     net.........................         --     109,774         8,777               --       118,551
  Intangible assets, net.........     19,722     246,155            --               --       265,877
  Investment in subsidiaries.....    534,857          --            --         (534,857)           --
  Other assets...................         --       4,368           880               --         5,248
                                   ---------   ---------       -------        ---------     ---------
          Total assets...........  $ 559,954   $ 494,131       $12,523        $(535,588)    $ 531,020
                                   =========   =========       =======        =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
  Current liabilities............  $  24,620   $  85,866       $ 2,856        $    (731)    $ 112,611
  Long term obligations, less
     current maturities..........    420,422       6,297            --               --       426,719
  Other long-term liabilities....      6,081      20,790            10               --        26,881
  Intercompany (receivable)
     payable.....................     76,260     (85,366)        9,106               --            --
                                   ---------   ---------       -------        ---------     ---------
          Total liabilities......    527,383      27,587        11,972             (731)      566,211
  Stockholders' equity
     Common stock................         --          --            --               --            --
     Preferred stock.............          4          --            --               --             4
     Contributed capital.........    125,340     572,012            18         (572,030)      125,340
     Predecessor carryover.......         --     (67,762)           --               --       (67,762)
     Retained earnings...........    (92,773)    (37,706)          533           37,173       (92,773)
                                   ---------   ---------       -------        ---------     ---------
          Total stockholders'
            equity (deficit).....     32,571     466,544           551         (534,857)      (35,191)
                                   ---------   ---------       -------        ---------     ---------
          Total liabilities and
            stockholders' equity
            (deficit)............  $ 559,954   $ 494,131       $12,523        $(535,588)    $ 531,020
                                   =========   =========       =======        =========     =========

                         INTERNATIONAL WIRE GROUP, INC.

                                                 TOTAL          TOTAL
                                    COMPANY    GUARANTOR    NON-GUARANTOR    ELIMINATIONS     TOTAL
                                   ---------   ---------    -------------    ------------   ---------
STATEMENT OF OPERATIONS
  For the year ended December 31,
  1996:
Net sales........................  $      --   $ 546,981       $34,757        $ (34,757)    $ 546,981
Operating expenses
  Cost of goods sold.............         --     435,164        20,416          (34,757)      420,823
  Selling, general and
     administration..............         --      33,384        10,501               --        43,885
  Depreciation and
     amortization................         --      29,688         1,653               --        31,341
  Impairment, unusual and plant
     closing charges.............         --      84,250            --               --        84,250
  Inventory valuation
     adjustment..................         --       8,500            --               --         8,500
                                   ---------   ---------       -------        ---------     ---------
Operating income (loss)..........         --     (44,005)        2,187               --       (41,818)
Other income (expense)
  Interest expense...............    (41,187)     (1,410)         (416)              --       (43,013)
  Amortization of deferred
     financing fees..............     (3,701)         --            --               --        (3,701)
  Equity in net loss of
     subsidiaries................    (46,794)         --            --           46,794            --
  Other..........................         --         243            69               --           312
                                   ---------   ---------       -------        ---------     ---------
Income (loss) before income tax
  provision......................    (91,682)    (45,172)        1,840           46,794       (88,220)
Income tax provision.............     (2,200)      3,197           265               --         1,262
                                   ---------   ---------       -------        ---------     ---------
Net income (loss)................  $ (89,482)  $ (48,369)      $ 1,575        $  46,794     $ (89,482)
                                   =========   =========       =======        =========     =========
STATEMENT OF CASH FLOWS
  For the year ended December 31,
  1996:
Net cash from operating
  activities.....................  $  16,189   $  12,881       $ 2,910        $      --     $  31,980
                                   ---------   ---------       -------        ---------     ---------
Cash flows provided by (used in)
  investing activities:
  Acquisition, net of cash.......   (160,259)         --            --               --      (160,259)
  Capital expenditures, net......         --     (13,048)       (2,801)              --       (15,849)
                                   ---------   ---------       -------        ---------     ---------
Net cash used in investing
  activities.....................   (160,259)    (13,048)       (2,801)              --      (176,108)
                                   ---------   ---------       -------        ---------     ---------
Cash flows provided by (used in)
  financing activities:
  Equity proceeds................     44,289         750            --               --        45,039
  Proceeds from issuance of
     long-term obligations.......    128,200          --            --               --       128,200
  Repayment of long-term
     obligations.................    (20,619)       (692)           --               --       (21,311)
  Financing fees and other.......     (7,800)         --            --               --        (7,800)
                                   ---------   ---------       -------        ---------     ---------
Net cash from financing
  activities.....................    144,070          58            --               --       144,128
                                   ---------   ---------       -------        ---------     ---------
Net change in cash...............  $      --   $    (109)      $   109        $      --     $      --
                                   =========   =========       =======        =========     =========

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

15.  SUBSEQUENT EVENTS FOOTNOTE

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

COOPERS & LYBRAND L.L.P.
St. Louis, Missouri
January 27, 1996

                            WIREKRAFT HOLDINGS CORP.
                          (FORMERLY WB HOLDINGS INC.)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                              SIX MONTHS ENDED       YEAR ENDED
                                                                MAY 31, 1995      NOVEMBER 30, 1994
                                                              ----------------    -----------------
Net sales...................................................      $168,053            $240,972
Operating expenses:
  Cost of goods sold........................................       138,851             201,602
  Selling, general and administrative.......................        13,301              14,319
  Depreciation and amortization.............................         6,474               6,435
  Compensation expense......................................           895                  --
  Expenses related to sale..................................           501                  --
  Expenses related to plant closings........................         2,000                  --
                                                                  --------            --------
Operating income............................................         6,031              18,616
Other income (expense):
  Interest expense..........................................        (8,020)            (10,565)
  Amortization of deferred financing costs..................        (1,657)             (1,995)
                                                                  --------            --------
Income (loss) before income tax provision and extraordinary
  item......................................................        (3,646)              6,056
Income tax provision (benefit)..............................        (2,114)              3,023
                                                                  --------            --------
Income (loss) before extraordinary item.....................        (1,532)              3,033
Extraordinary item -- loss due to early extinguishment of
  debt, net of income tax of $4,930.........................        (7,835)                 --
                                                                  --------            --------
Net income (loss)...........................................      $ (9,367)           $  3,033
                                                                  ========            ========

        See accompanying notes to the consolidated financial statements

                            WIREKRAFT HOLDINGS CORP.
                          (FORMERLY WB HOLDINGS INC.)

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED MAY 31, 1995 AND
                        THE YEAR ENDED NOVEMBER 30, 1994
                                 (IN THOUSANDS)

                                                         CLASS A    ADDITIONAL    RETAINED
                                  PREFERRED    COMMON    COMMON      PAID-IN      EARNINGS
                                    STOCK      STOCK      STOCK      CAPITAL      (DEFICIT)     TOTAL
                                  ---------    ------    -------    ----------    ---------    -------
Balance November 30, 1993.......     $--        $200       $24       $22,576       $ 2,541     $25,341
Net income......................      --          --        --            --         3,033       3,033
                                     ---        ----       ---       -------       -------     -------
Balance November 30, 1994.......      --         200        24        22,576         5,574      28,374
Issuance of preferred stock.....      10          --        --        24,990            --      25,000
Issuance of common stock........      --           3        --           747            --         750
Issuance costs..................      --          --        --          (300)           --        (300)
Net loss........................      --          --        --            --        (9,367)     (9,367)
                                     ---        ----       ---       -------       -------     -------
Balance May 31, 1995............     $10        $203       $24       $48,013       $(3,793)    $44,457
                                     ===        ====       ===       =======       =======     =======

        See accompanying notes to the consolidated financial statements

                            WIREKRAFT HOLDINGS CORP.
                          (FORMERLY WB HOLDINGS INC.)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              SIX MONTHS ENDED       YEAR ENDED
                                                                MAY 31, 1995      NOVEMBER 30, 1994
                                                              ----------------    -----------------
Cash flows provided by (used in) operating activities:
  Net income (loss).........................................      $ (9,367)           $  3,033
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
Extraordinary item..........................................        12,765                  --
Depreciation and amortization...............................         6,474               6,435
Amortization of deferred financing costs....................         1,493               1,667
Accretion of debt discount..................................           164                 328
Deferred income taxes.......................................        (4,282)               (325)
Change in assets and liabilities, net of acquisitions:
  Accounts receivable.......................................        (9,863)             (7,928)
  Inventories...............................................          (824)             (6,622)
  Prepaid expenses and other................................          (166)             (2,951)
  Accounts payable..........................................          (617)              8,231
  Accrued and other liabilities.............................         2,628                (281)
  Accrued interest..........................................         1,276              (1,217)
  Income taxes payable/refundable...........................        (3,366)              2,443
  Other long-term liabilities...............................          (236)               (495)
                                                                  --------            --------
          Net cash from operating activities................        (3,921)              2,318
                                                                  --------            --------
Cash flows provided by (used in) financing activities:
  Acquisitions, net of cash.................................       (44,973)            (11,754)
  Capital expenditures, net.................................        (2,914)             (6,248)
                                                                  --------            --------
          Net cash from investing activities................       (47,887)            (18,002)
                                                                  --------            --------
Cash flows provided by (used in) financing activities:
  Proceeds from issuance of long-term obligations...........        24,000              12,674
  Equity proceeds...........................................        25,750                  --
  Borrowings of long-term obligations.......................        19,639              22,995
  Repayment of long-term obligations........................       (14,226)            (17,481)
  Financing fees and other..................................        (3,500)               (691)
                                                                  --------            --------
          Net cash from financing activities................        51,663              17,497
                                                                  --------            --------
Net change in cash and cash equivalents.....................          (145)              1,813
Cash and cash equivalents at beginning of the period........         2,053                 240
                                                                  --------            --------
Cash and cash equivalents at end of the period..............      $  1,908            $  2,053
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

     The total acquisition cost was allocated to the acquired net assets as follows:

Current assets............................................  $ 29,461
Property, plant and equipment.............................    19,980
Goodwill..................................................    80,319
Fees and costs............................................     9,580
Other non-current assets..................................       386
Current liabilities.......................................   (16,365)
Other liabilities.........................................    (6,364)
                                                            --------
                                                            $116,997
                                                            ========

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

                            WIREKRAFT HOLDINGS CORP.
                          (FORMERLY WB HOLDINGS INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The acquisition of ECM was accounted for using the purchase method of accounting whereby the total acquisition cost was allocated to the acquired net assets based on their respective fair values. The total acquisition cost was allocated to the acquired net assets as follows:

Current assets.............................................  $ 8,211
Property, plant and equipment..............................    8,288
Intangibles................................................   37,958
Fees and costs.............................................    3,500
Current liabilities and other reserves.....................   (8,407)
                                                             -------
                                                             $49,550
                                                             =======

     Unaudited pro forma data, which show condensed results of operations for the year ended November 30, 1994 as though the acquisition and related financing of ECM had occurred at the beginning of the period is as follows:

Net sales.................................................  $319,486
Net income................................................  $  5,758

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

  Property, Plant and Equipment

     Property, plant and equipment is stated at cost. Depreciation is calculated using the straight-line method. The average estimated lives utilized in calculating depreciation are as follows: building and improvements -- 25 years; machinery and equipment -- 7 years; and furniture and fixtures -- 5 years. Leasehold improvements are amortized over the shorter of the term of the respective lease or life of the respective improvement.

  Intangible Assets

     Intangible assets, which consist principally of goodwill arising from the excess of cost over the value of net assets acquired, are amortized using the straight-line method over forty years. Accumulated amortization aggregated $4,040 at November 30, 1994.

                            WIREKRAFT HOLDINGS CORP.
                          (FORMERLY WB HOLDINGS INC.)

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

                            WIREKRAFT HOLDINGS CORP.
                          (FORMERLY WB HOLDINGS INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

                            WIREKRAFT HOLDINGS CORP.
                          (FORMERLY WB HOLDINGS INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

6. INCOME TAXES

     The provision (benefit) for income taxes consists of the following:

                                                      SIX MONTHS ENDED       YEAR ENDED
                                                        MAY 31, 1995      NOVEMBER 30, 1994
                                                      ----------------    -----------------
Current:
  Federal...........................................      $ 1,022              $2,741
  State.............................................          892                 607
  Foreign...........................................          254                  --
                                                          -------             -------
                                                            2,168               3,348
                                                          -------             -------
Deferred:
  Federal...........................................       (3,159)               (124)
  State.............................................       (1,123)               (201)
                                                          -------             -------
                                                           (4,282)               (325)
                                                          -------             -------
          Total.....................................      $(2,114)             $3,023
                                                          =======             =======

     Reconciliation between the Federal statutory income tax rate and the effective tax rate is summarized below:

                                                      SIX MONTHS ENDED       YEAR ENDED
                                                        MAY 31, 1995      NOVEMBER 30, 1994
                                                      ----------------    -----------------
Federal taxes at statutory rate (34%)...............      $(1,240)             $2,059
State taxes, net of federal effect..................          210                 268
Foreign.............................................       (1,468)                 --
Nondeductible assets................................          340                 680
Other...............................................           44                  16
                                                          -------             -------
Provision (benefit) for income taxes................      $(2,114)             $3,023
                                                          =======             =======

7. PLANT CLOSING EXPENSE

     In May 1995, the Company recorded a pre-tax charge to operations of $2,000 to provide for plant closing costs. The Company's decision to shut-down certain harness segment plants was the result of a customer transitioning certain wire harness purchases to its own captive operations in Mexico and other third party suppliers. The plant closing costs include provisions for shut-down costs from the period of the plant closure to the date of disposal, commitment costs for leased equipment and severance related costs.

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

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

9. LEASES

     The Company leases certain of its manufacturing facilities and equipment under long-term lease agreements with lease terms expiring through February 2004. Rent expense applicable to the noncancelable operating leases aggregated $505, $436 and $431 for the six months ended May 31, 1995 and for the year ended November 30, 1994.

     The schedule of future minimum lease payments by calendar year under operating leases at November 30, 1994 is as follows:

1995........................................................  $1,645
1996........................................................   1,607
1997........................................................   1,567
1998........................................................   1,324
1999........................................................   1,234
Thereafter..................................................   1,723

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

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

12. BUSINESS SEGMENT INFORMATION

     Certain information concerning the Company's operating segments for the six months ended May 31, 1995 and the year ended November 30, 1994 is presented below. Total revenue by segment includes both sales to customers and intersegment sales, which are accounted for at prices charged to customers and eliminated in consolidation.

                                                              WIRE      HARNESS     CONSOLIDATED
                                                            --------    --------    ------------
Six Months Ended May 31, 1995
  Total revenue...........................................  $ 88,488    $ 88,620
  Intersegment sales......................................     7,807       1,248
                                                            --------    --------
  Sales to customers......................................  $ 80,681    $ 87,372      $168,053
                                                            ========    ========
  Operating income........................................     1,320       4,711         6,031
  Depreciation and amortization...........................     2,534       3,940         6,474
  Capital expenditures, net...............................     1,636       1,278         2,914
Year Ended November 30, 1994
  Total revenue...........................................  $153,014    $101,167
  Intersegment sales......................................    13,209          --
                                                            --------    --------
  Sales to customers......................................  $139,805    $101,167      $240,972
                                                            ========    ========
  Operating income........................................     9,433       9,183        18,616
  Depreciation and amortization...........................     4,451       1,984         6,435
  Capital expenditures, net...............................     5,819         429         6,248

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

14. RESTATEMENT OF FINANCIAL INFORMATION

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

                            WIREKRAFT HOLDINGS CORP.
                          (FORMERLY WB HOLDINGS INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

The impact of these adjustments on the Company's financial results as originally reported is summarized below:

                                                       FOR THE SIX MONTHS ENDING
                                                              MAY 31, 1995
                                                      ----------------------------
                                                      AS REPORTED      AS RESTATED
                                                      -----------      -----------
                                                         (AMOUNTS IN THOUSANDS)
Income (loss) before income taxes and extraordinary
  item..............................................   $ (1,099)         $(3,646)
Net income (loss)...................................   $(14,491)         $(9,367)
Retained earnings (deficit).........................   $ (8,917)         $(3,793)

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

COOPERS & LYBRAND L.L.P.
St. Louis, Missouri
January 27, 1996

                                OMEGA WIRE CORP.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                         TWO MONTHS ENDED MAY 31, 1995
                                 (IN THOUSANDS)

Net sales...................................................  $23,295
Operating expenses:
  Cost of goods sold........................................   17,512
  Selling, general and administrative.......................    1,639
  Depreciation and amortization.............................    1,233
                                                              -------
Operating income............................................    2,911
Other income (expense):
  Interest expense..........................................   (1,797)
  Amortization of deferred financing costs..................     (238)
                                                              -------
Income before income tax provision and extraordinary item...      876
Income tax provision........................................      171
                                                              -------
Income before extraordinary item............................      705
Extraordinary item -- loss due to early extinguishment of
  debt net of income tax of $2,082..........................   (4,044)
                                                              -------
Net loss....................................................  $(3,339)
                                                              =======

        See accompanying notes to the consolidated financial statements

                                OMEGA WIRE CORP.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         TWO MONTHS ENDED MAY 31, 1995
                                 (IN THOUSANDS)

                                       CLASS A               CARRYOVER OF
                             COMMON    COMMON     PAID-IN    PREDECESSOR     ACCUMULATED
                             STOCK      STOCK     CAPITAL       BASIS          DEFICIT       TOTAL
                             ------    -------    -------    ------------    -----------    --------
Issuance of common stock...   $420       $--      $41,580      $     --        $    --      $ 42,000
Issuance of Class A common
  stock....................     --        63           --            --             --            63
Issuance costs.............     --        --         (675)           --             --          (675)
Carryover of predecessor
  basis....................     --        --           --       (20,000)            --       (20,000)
Net loss...................     --        --           --            --         (3,339)       (3,339)
                              ----       ---      -------      --------        -------      --------
Balance May 31, 1995.......   $420       $63      $40,905      $(20,000)       $(3,339)     $ 18,049
                              ====       ===      =======      ========        =======      ========

        See accompanying notes to the consolidated financial statements

                                OMEGA WIRE CORP.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                         TWO MONTHS ENDED MAY 31, 1995
                                 (IN THOUSANDS)

Cash flows provided by (used in) operating activities:
  Net loss..................................................  $  (3,339)
  Adjustment to reconcile net loss to net cash provided by
     (used in) operating activities:
  Extraordinary item........................................      6,126
  Depreciation and amortization.............................      1,233
  Amortization of deferred financing costs..................        238
  Deferred income taxes.....................................        120
  Change in assets and liabilities, net of acquisitions:
     Accounts receivable....................................      1,528
     Inventories............................................       (510)
     Prepaid expenses and other.............................       (231)
     Accounts payable.......................................        919
     Accrued and other liabilities..........................         10
     Accrued interest.......................................        952
     Income taxes payable/refundable........................     (2,033)
     Other long-term liabilities............................        (26)
                                                              ---------
          Net cash from operating activities................      4,987
                                                              ---------
Cash flows provided by (used in) investing activities:
  Acquisition, net of cash..................................   (159,080)
  Capital expenditures, net.................................       (581)
                                                              ---------
          Net cash from investing activities................   (159,661)
                                                              ---------
Cash flows provided by (used in) financing activities:
  Proceeds from issuance of long-term obligations...........    135,000
  Contributed capital.......................................     34,653
  Repayment of long-term obligations........................     (7,979)
  Financing fees and other..................................     (7,000)
                                                              ---------
          Net cash from financing activities................    154,674
                                                              ---------
Net change in cash..........................................         --
Cash at beginning of the period.............................         --
                                                              ---------
Cash at end of the period...................................  $      --
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

     The total purchase price of the Acquisition of approximately $174,300, which included the retirement of existing indebtedness and related fees and costs, is summarized as follows:

Cash paid for all issued and outstanding common stock.....  $102,762
Cash paid to retire existing indebtedness.................    55,439
Common stock of Omega issued..............................     7,410
Fees and costs............................................     8,689
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

                                OMEGA WIRE CORP.

  Inventories

     Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out ("LIFO") method.

  Property, Plant and Equipment

     Property, plant and equipment is stated at cost. Depreciation is calculated using the straight-line method. The average estimated lives utilized in calculating depreciation are as follows: buildings -- 25 to 40 years; building improvements 15 years; machinery and equipment -- 3 to 11 years; and furniture and fixtures -- 5 years. Leasehold improvements are amortized over the shorter of the term of the respective lease or the life of the respective improvement.

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

                                OMEGA WIRE CORP.

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

5. INCOME TAXES

     The Company accounts for income taxes in accordance with provisions of SFAS No. 109. The provision for income taxes for the two months ended May 31, 1995 is as follows:

Current:
  Federal...................................................  $ 51
                                                              ----
Deferred:
  Federal...................................................    55
  State.....................................................    65
                                                              ----
                                                               120
                                                              ----
                                                              $171
                                                              ====

     Reconciliation between the federal statutory income tax rate and the effective tax rate is summarized below:

Federal taxes at statutory rate (34%).......................  $ 297
State taxes, net of federal effect..........................     43
Other.......................................................   (169)
                                                              -----
Provision for income taxes..................................  $ 171
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

                                OMEGA WIRE CORP.

7. COMMITMENTS

     The Company leases certain property, transportation vehicles and other equipment under operating leases. Total lease expense for the two months ended May 31, 1995 was approximately $290.

     Under the terms of the agreements in effect at May 31, 1995, the Company has future minimum lease commitments as follows:

1995.......................................................  $   979
1996.......................................................    1,262
1997.......................................................    1,202
1998.......................................................    1,159
1999.......................................................    1,108
Later years................................................    9,198
                                                             -------
Total minimum lease commitments............................  $14,908
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

10. RESTATEMENT OF FINANCIAL INFORMATION

     The Company has restated its previously issued financial statements for the two months ended May 31, 1995 to reflect adjustments principally related to correct for the effective tax rate and tax benefit obtained as a result of the extraordinary items. The impact of these adjustments on the Company's financial results as originally reported is summarized below:

                                                        FOR THE TWO MONTHS ENDING
                                                               MAY 31, 1995
                                                       ----------------------------
                                                       AS REPORTED      AS RESTATED
                                                       -----------      -----------
                                                          (AMOUNTS IN THOUSANDS)
Income (loss) before income taxes and extraordinary
  item...............................................    $   876          $   876
Net income (loss)....................................    $(5,750)         $(3,339)
Retained earnings (deficit)..........................    $(5,750)         $(3,339)

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

COOPERS & LYBRAND, L.L.P.
St. Louis, Missouri
January 27, 1996

                         THL-OMEGA HOLDING CORPORATION

           CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED EARNINGS
                       THREE MONTHS ENDED MARCH 31, 1995
                                 (IN THOUSANDS)

Net sales...................................................  $38,736
Costs and expenses:
  Cost of products sold.....................................   30,638
  Selling expenses..........................................    1,430
  General and administrative expenses.......................    1,493
  Compensation expense......................................    9,715
  Expenses related to sale of Company.......................    1,689
                                                              -------
Loss from operations........................................   (6,229)
Interest expense............................................   (1,478)
Other income................................................       32
                                                              -------
Loss before income taxes and extraordinary item.............   (7,675)
Provision for income taxes..................................      484
                                                              -------
Loss before extraordinary item..............................   (8,159)
Extraordinary item -- loss due to early extinguishment of
  debt net of income tax of $765............................   (1,148)
                                                              -------
Net loss....................................................   (9,307)
Retained earnings -- beginning of the year..................   13,284
                                                              -------
Retained earnings -- March 31, 1995.........................  $ 3,977
                                                              =======

        See accompanying notes to the consolidated financial statements

                         THL-OMEGA HOLDING CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                       THREE MONTHS ENDED MARCH 31, 1995
                                 (IN THOUSANDS)

Cash flows provided by (used in) operating activities:
  Net loss..................................................  $(9,307)
  Adjustment to reconcile net loss to net cash provided by
     (used in) operating activities:
     Extraordinary item.....................................    1,913
     Compensation expense...................................    9,715
     Depreciation and amortization..........................    1,509
     Change in assets and liabilities:
       Accounts receivable..................................    1,222
       Inventories..........................................    2,826
       Prepaid and other current assets.....................     (485)
       Accounts payable.....................................   (3,714)
       Accrued expenses.....................................      (90)
       Income taxes payable.................................       (5)
       Deferred compensation................................       20
                                                              -------
Net cash from operating activities..........................    3,604
                                                              -------
Cash flows provided by (used) investing activities:
  Capital expenditures, net.................................   (1,597)
                                                              -------
Net cash from investing activities..........................   (1,597)
                                                              -------
Cash flows provided by (used in) financing activities:
  Repayment of long-term debt...............................   (1,500)
  Net borrowing (repayment) under revolving credit
     facility...............................................     (656)
  Issuance of notes payable, net............................      678
  Redemption of common stock................................      (58)
                                                              -------
Net cash from financing activities..........................   (1,536)
                                                              -------
Net increase in cash........................................      471
Cash at beginning of period.................................      339
                                                              -------
Cash at end of period.......................................  $   810
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

  Property, Plant and Equipment

     Property, plant and equipment is stated at cost. Depreciation is calculated using the straight-line method. The average estimated lives utilized in calculating depreciation are as follows: buildings -- 25 to 40 years; building improvements -- 15 years; machinery and equipment -- 3 to 11 years; and furniture and fixtures -- 5 years. Leasehold improvements are amortized over the shorter of the term of the respective lease or the life of the respective improvement.

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

                         THL-OMEGA HOLDING CORPORATION

3. INCOME TAXES

     The Company accounts for income taxes in accordance with the provisions of SFAS No. 109. The provision for income taxes for the three months ended March 31, 1995 is as follows:

Current:
  Federal...................................................  $384
  State.....................................................   100
                                                              ----
                                                              $484
                                                              ====

     Reconciliation between the statutory income tax rate and effective tax rate for the three months ended March 31, 1995 is summarized below:

Statutory U.S. federal tax rate............................  $(2,610)
State taxes, net of federal benefit........................       66
Amortization on non-deductible goodwill and non-deductible
  expenses.................................................    3,028
                                                             -------
                                                             $   484
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

     Under the terms of the agreements in effect at March 31, 1995, the Company has future minimum lease commitments as follows:

1995.......................................................  $   979
1996.......................................................    1,262
1997.......................................................    1,202
1998.......................................................    1,159
1999.......................................................    1,108
Later years................................................    9,198
                                                             -------
  Total minimum lease commitments..........................  $14,908
                                                             =======

     The Company is subject to legal proceedings and claims which arise in the normal course of business. In the opinion of management, the ultimate liabilities with respect to these actions will not have a material adverse effect on the Company's financial condition or results of operations.

6. ACQUISITION

     On March 31, 1995, ownership of the Company transferred pursuant to the terms of a Stock Purchase Agreement. Substantially all of the Company's long-term debt has been repaid. As a result of the early repayment of certain long-term debt, $1,013 of deferred financing costs was charged off and included as an

                         THL-OMEGA HOLDING CORPORATION
extraordinary item in the accompanying Statement of Operations and Retained Earnings for the three months ended March 31, 1995. In addition, the Company paid a prepayment penalty of $900 to holders of the subordinated notes. This amount also has been included in the accompanying Statement of Operations and Retained Earnings as an extraordinary item. Immediately prior to the sale of the Company, the Company sold common stock and granted stock options to certain officers and shareholders for consideration less than the fair value of the common stock. The difference between the fair value and the amount paid by the officers and shareholders has been included in the Statement of Operations and Retained Earnings as compensation expense for the three months ended March 31, 1995. In connection with the sale, the Company incurred expenses of $1,689 which has been included in the Statement of Operations and Retained Earnings as expenses related to the sale of the Company.

7. RESTATEMENT OF FINANCIAL INFORMATION

     The Company has restated its previously issued financial statements for the three months ended March 31, 1995 to reflect adjustments principally related to correct for the effective tax rate and tax benefit obtained as a result of the extraordinary item. The impact of these adjustments on the Company's financial results as originally reported is summarized below:

                                                      FOR THE THREE MONTHS ENDING
                                                            MARCH 31, 1995
                                                     -----------------------------
                                                     AS REPORTED       AS RESTATED
                                                     -----------       -----------
                                                        (AMOUNTS IN THOUSANDS)
Income (loss) before income taxes and extraordinary
  item.............................................    $(7,675)          $(7,675)
Net income (loss)..................................    $(7,307)          $(9,307)
Retained earnings..................................    $ 5,977           $ 3,977

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

PRICE WATERHOUSE LLP
Syracuse, New York
February 10, 1995

                         THL-OMEGA HOLDING CORPORATION

           CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED EARNINGS
                      FOR THE YEAR ENDED DECEMBER 31, 1994
                                 (IN THOUSANDS)

Net sales...................................................  $134,457
Costs and expenses:
  Cost of products sold.....................................   103,100
  Selling expenses..........................................     5,938
  General and administrative expenses.......................     5,836
                                                              --------
Income from operations......................................    19,583
Interest expense............................................    (5,932)
Other income (expense)......................................       296
                                                              --------
Income before income taxes..................................    13,947
Provision for income taxes..................................    (5,787)
                                                              --------
Net income..................................................     8,160
Retained earnings -- beginning of year......................     5,124
                                                              --------
Retained earnings -- end of year............................  $ 13,284
                                                              ========

        See accompanying notes to the consolidated financial statements

                         THL-OMEGA HOLDING CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1994
                                 (IN THOUSANDS)

Cash flows from operating activities:
  Net income................................................  $ 8,160
Adjustments to reconcile net income (loss) to net cash from
  operating activities:
  Depreciation and amortization.............................    6,023
  Deferred income taxes.....................................    2,258
  Deferred compensation.....................................       81
  Effect of changes in current assets and liabilities (Note
     1).....................................................   (5,458)
                                                              -------
Net cash provided by (used in) operating activities.........   11,064
                                                              -------
Cash flows from investing activities:
  Additions to property, plant and equipment, net...........   (8,667)
                                                              -------
Net cash provided by (used in) investing activities.........   (8,667)
                                                              -------
Cash flows from financing activities:
  Repayment of long-term debt...............................   (6,042)
  Net borrowing (repayment) under revolving credit
     facility...............................................      206
  Issuance of notes payable, net............................    3,755
                                                              -------
Net cash provided by (used in) financing activities.........   (2,081)
                                                              -------
Net increase in cash........................................      316
Cash at beginning of period.................................       23
                                                              -------
Cash at end of period.......................................  $   339
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

Buildings...................................................  25 to 40 years
Building improvements.......................................  15 years
Machinery and equipment.....................................  3 to 11 years

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

                         THL-OMEGA HOLDING CORPORATION

  Cash Flow Information

     For purposes of reporting cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The effect on cash flow of changes in current assets and liabilities is as follows for the year ended December 31, 1994:

                                                                1994
                                                               -------
Accounts receivable.........................................   $(7,183)
Inventories.................................................    (6,450)
Prepaid and other current assets............................       454
Accounts payable............................................     5,577
Accrued expenses............................................     1,639
Income taxes payable........................................      (281)
Customers' deposits on spools and reels.....................       786
                                                               -------
                                                               $(5,458)
                                                               =======

     Cash payments for income taxes were $3,808 for the year ended December 31, 1994. Interest paid was $5,873 for the year ended December 31, 1994.

2. INCOME TAXES

     The components of the provision for income taxes are as follows for the year ended December 31, 1994.

Current:
Federal.....................................................   $2,979
State.......................................................      550
                                                               ------
                                                                3,529
Deferred....................................................    2,258
                                                               ------
          Total.............................................   $5,787
                                                               ======

     The total income tax provision differed from total tax expense as computed by applying the statutory federal income tax rate to income before taxes. The reasons were:

Statutory U.S. federal tax rate.............................  34.0%
State taxes, net of federal benefit.........................   2.7
Amortization of non-deductible goodwill.....................   1.5
Other.......................................................   3.3
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

                         THL-OMEGA HOLDING CORPORATION

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

     Under the terms of the agreements in effect at December 31, 1994, the Company has future minimum lease commitments as follows:

1995.......................................................  $ 1,305
1996.......................................................    1,262
1997.......................................................    1,202
1998.......................................................    1,159
1999.......................................................    1,108
Later years................................................    9,198
                                                             -------
Total minimum lease commitments............................  $15,234
                                                             =======

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