Form 10-Q/A
period 1997-03-31
INTERNATIONAL WIRE GROUP INC
filed 1997-11-07
CIK 947429

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

For the transition period from ___________ to ___________

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

                                 YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                    Outstanding at
 Class                                              April 30, 1997
-------                                            ----------------
International Wire Group, Inc.
 Common Stock                                            1,000

                         INTERNATIONAL WIRE GROUP, INC.

                                     INDEX

PART I - FINANCIAL INFORMATION                                                      Page
                                                                                    ----
International Wire Group, Inc.
 Consolidated Balance Sheets as of March 31, 1997 and December 31, 1996...........    1
 Consolidated Statements of Operations for the three months ended March 31, 1997
   and the three months ended March 31, 1996......................................    2
 Consolidated Statements of Cash Flows for the three months
   ended March 31, 1997 and three months ended March 31, 1996.....................    3
 Notes to Consolidated Financial Statements.......................................    4

SIGNATURES........................................................................   15


                                      (i)

                         INTERNATIONAL WIRE GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                          March 31,        December 31,
                                                                            1997               1996
                                                                         ------------------------------
                               ASSETS                                    (Unaudited)
Current assets:
 Cash...............................................................      $   3,825        $      --
 Accounts receivable, less allowance of $ 1,343
   and $1,363, respectively.........................................        106,032           71,181
 Inventories........................................................         72,830           60,362
 Prepaid expenses and other.........................................          9,679            5,060
 Deferred income taxes..............................................          4,741            4,741
                                                                          ---------        ---------
 Total current assets...............................................        197,107          141,344
Property, plant and equipment, net..................................        158,719          118,551
Deferred financing costs, net.......................................         23,401           21,222
Intangible assets, net..............................................        247,980          244,655
Other assets........................................................          7,100            5,248
                                                                          ---------        ---------
 Total assets.......................................................      $ 634,307        $ 531,020
                                                                          =========        =========
           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
 Current maturities of long-term obligations........................       $ 21,944        $  20,948
 Accounts payable...................................................         45,155           45,832
 Accrued and other liabilities......................................         56,512           41,183
 Accrued interest...................................................          9,649            4,648
                                                                          ---------        ---------
 Total current liabilities..........................................        133,260          112,611
Long-term obligations, less current maturities......................        510,818          426,719
Deferred income taxes...............................................         15,532           14,719
Other long-term liabilities.........................................         18,856           12,162
                                                                          ---------        ---------
 Total liabilities..................................................        678,466          566,211
Stockholders' equity (deficit):
 Common stock, $.01 par value, 1,000 shares
 authorized, issued and outstanding.................................              0                0
 Series A Senior Cumulative Exchangeable
 Redeemable Preferred Stock, $.01 par value, $25 liquidation value,
  0 and 400,000 shares authorized, issued and outstanding as of
  March 31, 1997 and December 31, 1996, respectively................            --                 4
 Contributed capital................................................        114,080          125,340
 Carryover of predecessor basis.....................................        (67,762)         (67,762)
 Accumulated deficit................................................        (90,477)         (92,773)
                                                                          ---------        ---------
 Total stockholders' equity (deficit)...............................        (44,159)         (35,191)
                                                                          ---------        ---------
 Total liabilities and stockholders' equity (deficit)...............      $ 634,307        $ 531,020
                                                                          =========        =========


        See accompanying notes to the consolidated financial statements

                         INTERNATIONAL WIRE GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                  (UNAUDITED)



                                                               Three Months       Three Months
                                                                  Ended              Ended
                                                                 March 31,          March 31,
                                                                   1997               1996
                                                                 ---------          ---------
 Net sales.............................................          $ 176,153          $ 118,807
 Operating expenses:
  Cost of goods sold...................................            137,913             93,475
  Selling, general and
  administrative.......................................             13,308              9,721
  Depreciation and amortization........................              7,511              6,044
  Inventory valuation adjustment.......................                 --              2,000
  Expenses related to plant
  closings.............................................                500              4,000
                                                                 ---------          ---------
 Operating income......................................             16,921              3,567
 Other income (expense):
  Interest expense.....................................            (12,011)            (9,572)
  Amortization of deferred
  financing costs......................................               (995)              (723)
  Other, net...........................................                 11                 89
                                                                 ---------          ---------
 Income (loss) before income tax provision.............              3,926             (6,639)
 Income tax provision..................................              1,630                255
                                                                 ---------          ---------
 Net income (loss).....................................          $   2,296          $  (6,894)
                                                                 =========          =========


        See accompanying notes to the consolidated financial statements

                         INTERNATIONAL WIRE GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                        Three Months         Three Months
                                                                           Ended                Ended
                                                                          March 31,            March 31,
                                                                            1997                 1996
                                                                          ---------            ---------
Cash flows provided by (used in) operating
 activities:
 Net income(loss)................................................          $ 2,296               $  (6,894)
 Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
 Depreciation and amortization...................................            7,511                   6,044
 Amortization of deferred financing costs........................              995                     723
 Inventory valuation adjustment..................................               --                   2,000
 Change in assets and liabilities, net of
  acquisitions:
 Accounts receivable.............................................          (19,379)                 (8,568)
 Inventories.....................................................           12,958                     292
 Prepaid expenses and other......................................           (1,159)                   (335)
 Accounts payable................................................          (14,655)                 (3,150)
 Accrued and other liabilities...................................            1,963                   2,743
 Accrued interest................................................            5,001                   6,517
 Other long-term liabilities.....................................             (139)                   (101)
                                                                           -------                 -------
Net cash used in operating activities............................           (4,608)                   (729)
                                                                           -------                 -------

Cash flows provided by (used in) investing
 activities:
 Acquisitions, net of cash.......................................          (58,996)               (160,259)
 Capital expenditures............................................           (3,038)                 (2,537)
                                                                           -------                 -------
Net cash from investing activities...............................          (62,034)               (162,796)
                                                                           -------                 -------
Cash flows provided by (used in) financing
 activities:
 Equity proceeds.................................................               --                  45,039
 Proceeds from issuance of long-term
 obligations.....................................................           65,000                 128,200
 Borrowing (repayment) of long-term obligations..................           10,095                   3,100
 Cash dividends paid on preferred stock..........................           (1,378)                     --
 Financing fees and other........................................           (3,250)                 (7,800)
                                                                           -------                 -------
Net cash from financing activities...............................           70,467                 168,539
                                                                           -------                 -------
Net change in cash...............................................            3,825                   5,014
Cash at beginning of the
 period..........................................................               --                      --
                                                                           -------                 -------
Cash at end of the period........................................          $ 3,825                 $ 5,014
                                                                           =======                 =======


        See accompanying notes to the consolidated financial statements

                         INTERNATIONAL WIRE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)


1.  THE COMPANY

    International Wire Group, Inc. ("Group" or the "Company"), a Delaware corporation, was formed to participate in the transactions contemplated by the IW Acquisition (as described below). On June 12, 1995, Wirekraft Holdings Corp. ("Wirekraft"), Omega Wire Corp. ("Omega"), International Wire Holding Company ("Holding", the parent company of Group), Group, Wirekraft Acquisition Company and certain shareholders of Wirekraft and Omega entered into a series of acquisitions and mergers (the "IW Acquisition") pursuant to which Group acquired all of the common equity securities (and all securities convertible into such securities) of Wirekraft and all of the common equity securities of Omega. On March 5, 1996, Wire Technologies, Inc. ("Wire Technologies"), a wholly- owned subsidiary of the Company, acquired the businesses of Hoosier Wire, Inc., Dekko Automotive Wire, Inc., Albion Wire, Inc. and Silicones, Inc., a group of affiliated companies operating together under the tradename Dekko Wire Technology Group (the "DWT Acquisition"). On February 12, 1997, the Company acquired all of the issued and outstanding common stock of Camden Wire Co., Inc. ("Camden") a wholly-owned subsidiary of Oneida LTD. (the "Camden Acquisition"). See Note 3.

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

Current assets.....................................................     $ 49,666
Property, plant & equipment........................................       42,041
Goodwill...........................................................        3,572
Other, non-current.................................................        1,728
Fees and costs.....................................................        3,250
Current liabilities................................................      (27,612)
Other liabilities..................................................       (7,645)
                                                                        --------
                                                                        $ 65,000
                                                                        ========

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

                                                            Three Months Ended
                                                                March 31,
                                                         1997              1996
                                                         -----             -----
Net sales.....................................         $ 195,144         $ 180,568
Net income (loss).............................         $   1,231         $  (3,939)

4.  INVENTORIES

    Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out ("LIFO") method.

    The composition of inventories at March 31, 1997 is as follows:

Raw materials......................................................        $ 33,946
Work-in-process....................................................          16,743
Finished goods.....................................................          22,141
                                                                           --------
 Total                                                                     $ 72,830
                                                                           ========

5.  LONG-TERM OBLIGATIONS

    The composition of long-term obligations at March 31, 1997 is as follows:

Credit Agreement:
 Revolving credit facility.........................................        $ 18,800
 Term facility.....................................................         331,488
Senior subordinated and exchange notes.............................         160,000
Industrial revenue bonds...........................................          15,500
Other                                                                         6,974
                                                                          ---------
                                                                            532,762
Less, current maturities...........................................         (21,944)
                                                                          ---------
                                                                          $ 510,818
                                                                          =========

                         INTERNATIONAL WIRE GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


    The schedule of principal payments for long-term obligations at March 31, 1997 is as follows:

1997...............................................       $  16,173
1998...............................................          24,153
1999...............................................          29,493
2000...............................................          62,669
2001...............................................          57,508
Thereafter.........................................         342,766
                                                          ---------
 Total                                                    $ 532,762
                                                          =========

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

    Borrowings under the Term A Loan and Revolver bear interest, at the option of Group, at a rate per annum equal to (a) the Alternate Base Rate (as defined in the Amended Credit Agreement) plus 1.5% or (b) the Eurodollar Rate (as defined in the Amended Credit Agreement) plus 2.5%. Borrowings under the Term B Loan bear interest, at the option of Group, at a rate per annum equal to (a) the Alternate Base Rate (as defined in the Amended and Restated Credit Agreement) plus 2.0% or (b) the Eurodollar Rate (as defined in the Amended and Restated Credit Agreement) plus 3.0%. Borrowings under the Term C Loan bear interest, at the option of Group, at a rate per annum equal to (a) the Alternate Base Rate (as defined in the Amended and Restated Credit Agreement plus 2.5% or (b) the Eurodollar Rate (as defined in the Amended and Restated Credit Agreement) plus 3.5%. The Alternate Base Rate and Eurodollar Rate margins are established quarterly based on a formula as defined in the Amended and Restated Credit Agreement. Interest payment dates vary depending on the interest rate option to which the Term Facility and the Revolver are tied, but generally interest is payable quarterly. The Amended and Restated Credit Agreement contains several financial covenants which, among other things, require Group to maintain certain financial ratios and restrict Group's ability to incur indebtedness, make capital expenditures and pay dividends.

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

                         INTERNATIONAL WIRE GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

    Exchange Notes

    In February 1997, the Company exchanged $10,000 of Series A Senior Cumulative Exchangeable Redeemable Preferred Stock (the "Preferred Stock") for 14.0% Senior Subordinated Notes due June 1, 2005 (the "Exchange Notes") and paid all dividends in arrears related to the Preferred Stock. The Exchange Notes were issued under an indenture dated February 12, 1997 (the "Exchange Indenture"). The Exchange Notes represent unsecured general obligations of Group, are subordinated to all Senior Indebtedness (as defined in the Exchange Indenture) of Group and rank on equal terms with the Senior Notes.

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

    The Exchange Notes mature on June 1, 2005. Interest on the Exchange Notes is payable semi-annually on each June 1 and December 1. The Exchange Notes bear interest at the rate of 14.0% per annum. The Exchange Notes may not be redeemed prior to June 1, 2000, except in the event of a Change of Control (as defined) or Initial Public Offering (as defined) and at such applicable premium (as defined). The Exchange Notes are redeemable, at the Company's option, at the redemption prices of 105.875% at June 1, 2000, and at decreasing prices to 100% at June 1, 2003, and thereafter, with accrued interest. In addition, prior to June 1, 1998, the Company may redeem within guidelines specified in the Indenture, up to $3,000 of the Exchange Notes with the proceeds of one or more Equity Offerings (as defined) by the Company or Holding at a redemption price of 110%, with accrued interest.

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

                         INTERNATIONAL WIRE GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


6.   PLANT CLOSING EXPENSE
     In March 1997, the Company recorded a pretax charge to operations of $500 to provide for plant closing costs. The plant closing costs relate to consolidating a wire segment facility and include provisions for certain shut-down costs of $375 and severance related costs of $125. Following is a summary of activity in the accounts related to the plant closing activities:

                                                      THREE MONTHS         THREE MONTHS
                                                         ENDED                ENDED
                                                     MARCH 31, 1997       MARCH 31, 1996
                                                    ----------------     ----------------
Balance, beginning of period .....................        $2,462               $  700
Charges to operations:
  Facility shut-down costs........................           375                2,500
  Lease commitments...............................            --                  570
  Key personnel and severance costs...............           125                  930
                                                          ------               ------
                                                             500                4,000
                                                          ------               ------
Costs incurred:
  Facility shut-down costs........................          (317)                  --
  Lease commitments...............................           (57)                  --
  Key personnel and severance costs...............          (118)                  --
                                                          ------               ------
                                                            (492)                  --
                                                          ------               ------
Balance, end of period ...........................        $2,470               $4,700
                                                          ======               ======

7.   GUARANTOR SUBSIDIARIES

     The Senior Notes and Exchange Notes are fully and unconditionally (as well as jointly and severally) guaranteed on an unsecured, senior subordinated basis by each subsidiary of the Company (the "Guarantor Subsidiaries") other than Electro Componentes de Mexico, S.A. de C.V. and Wirekraft Industries de Mexico, S.A. de C.V. (the "Non-Guarantor Subsidiaries"). Each of the Guarantor Subsidiaries and Non-Guarantor Subsidiaries is wholly owned by the Company.

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

                         INTERNATIONAL WIRE GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                                                                              TOTAL
                                                                                 TOTAL         NON
                                                                  COMPANY      GUARANTOR    GUARANTOR   ELIMINATIONS       TOTAL
                                                                  -------      ---------    ---------   ------------       -----
BALANCE SHEET
As of March 31, 1997
ASSETS
   Cash.......................................................   $     --      $   2,276      $ 1,549     $      --      $  3,825
   Accounts receivable........................................         --        106,068          376          (412)      106,032
   Inventory..................................................         --         72,830           --            --        72,830
   Other assets...............................................      4,741          9,679           --            --        14,420
                                                                 --------      ---------      -------     ---------      --------
      Total current assets....................................      4,741        190,853        1,925          (412)      197,107
Property plant and equipment, net.............................         --        149,740        8,979            --       158,719
Intangible assets, net........................................     23,401        247,980           --            --       271,381
Investment in subsidiaries....................................    550,159             --           --      (550,159)           --
Other assets..................................................         --          5,962        1,138            --         7,100
                                                                 --------      ---------      -------     ---------      --------
      Total assets............................................   $578,301      $ 594,535      $12,042     $(550,571)     $634,307
                                                                 ========      =========      =======     =========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
   Current liabilities........................................   $ 30,669      $ 100,891      $ 2,112     $    (412)     $133,260
   Long-term obligations, less current maturities.............    489,268         21,550           --            --       510,818
   Other long-term liabilities................................     15,532         18,846           10            --        34,388
   Intercompany (receivable) payable..........................     19,229        (27,268)       8,039            --            --
                                                                 --------      ---------      -------     ---------      --------
      Total liabilities.......................................    554,698        114,019       10,161          (412)      678,466
Stockholders' equity (deficit)
   Common stock...............................................         --             --           --            --            --
   Preferred stock............................................         --             --           --            --            --
   Contributed capital........................................    114,080        572,012           18      (572,030)      114,080
   Predecessor carryover......................................         --        (67,762)          --            --       (67,762)
   Retained earnings..........................................    (90,477)       (23,734)       1,863        21,871       (90,477)
                                                                 --------      ---------      -------     ---------      --------
      Total stockholders' equity (deficit)....................     23,603        480,516        1,881      (550,159)      (44,159)
                                                                 --------      ---------      -------     ---------      --------
      Total liabilities and stockholders' equity (deficit)....   $578,301      $ 594,535      $12,042     $(550,571)     $634,307
                                                                 ========      =========      =======     =========      ========

                         INTERNATIONAL WIRE GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                                                                                   TOTAL
                                                                      TOTAL         NON
                                                        COMPANY     GUARANTOR    GUARANTOR   ELIMINATIONS     TOTAL
                                                        -------     ---------    ---------   ------------     -----
STATEMENT OF OPERATIONS
For the three months ended March 31, 1997
Net sales...........................................   $     --      $176,153     $ 8,566      $ (8,566)     $176,153
Operating expenses
   Cost of goods sold...............................         --       142,833       3,646        (8,566)      137,913
   Selling, general and administration..............         --        10,286       3,022            --        13,308
   Depreciation and amortization....................         --         7,077         434            --         7,511
   Impairment, unusual and plant closing charges....         --           500          --            --           500
                                                       --------      --------     -------      --------      --------
Operating income (loss).............................         --        15,457       1,464            --        16,921
Other income (expense)..............................
   Interest expense.................................    (12,011)           --          --            --       (12,011)
   Amortization of deferred financing fees..........       (995)           --          --            --          (995)
   Equity in net income (loss) of subsidiaries......     15,302            --          --       (15,302)           --
   Other............................................         --            14          (3)           --            11
                                                       --------      --------     -------      --------      --------
Income (loss) before income tax provision...........      2,296        15,471       1,461       (15,302)        3,926
Income tax provision................................         --         1,499         131            --         1,630
                                                       --------      --------     -------      --------      --------
Net income (loss)...................................   $  2,296      $ 13,972     $ 1,330      $(15,302)     $  2,296
                                                       ========      ========     =======      ========      ========

                         INTERNATIONAL WIRE GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



                                                                                   TOTAL
                                                                      TOTAL         NON
                                                        COMPANY     GUARANTOR    GUARANTOR  ELIMINATIONS     TOTAL
                                                        -------     ---------    ---------  ------------     -----
STATEMENT OF CASH FLOWS
For the three months ended March 31, 1997
Net cash from operating activities...................  $(53,956)     $ 47,301      $ 2,047      $   --     $ (4,608)
                                                       --------      --------      -------      ------     --------
Cash flows provided by (used
   in) investing activities:
   Acquisition, net of cash..........................        --       (58,996)          --          --      (58,996)
   Capital expenditures..............................        --        (2,402)        (636)         --       (3,038)
                                                       --------      --------      -------      ------     --------
Net cash used in investing activities................        --       (61,398)        (636)         --      (62,034)
                                                       --------      --------      -------      ------     --------
Cash flows provided by (used in) financing
     activities:
   Equity proceeds...................................        --            --           --          --           --
   Proceeds from issuance of long-term obligations...    48,489        16,511           --          --       65,000
   Repayment of long-term obligations................    10,095            --           --          --       10,095
   Cash dividends paid on preferred stock............    (1,378)           --           --          --       (1,378)
   Financing fees and other..........................    (3,250)           --           --          --       (3,250)
                                                       --------      --------      -------      ------     --------
Net cash from financing activities...................    53,956        16,511           --          --       70,467
                                                       --------      --------      -------      ------     --------
Net change in cash...................................  $     --      $  2,414      $ 1,411      $   --     $  3,825
                                                       ========      ========      =======      ======     ========

                         INTERNATIONAL WIRE GROUP, INC.

                                                 TOTAL          TOTAL
                                    COMPANY    GUARANTOR    NON-GUARANTOR    ELIMINATIONS     TOTAL
                                   ---------   ---------    -------------    ------------   ---------
BALANCE SHEET
  As of December 31, 1996
ASSETS
  Cash...........................  $      --   $    (138)      $   138        $      --     $      --
  Accounts receivable............         --      70,010         1,902             (731)       71,181
  Inventory......................         --      59,648           714               --        60,362
  Other assets...................      5,375       4,314           112               --         9,801
                                   ---------   ---------       -------        ---------     ---------
          Total current assets...      5,375     133,834         2,866             (731)      141,344
  Property plant and equipment,
     net.........................         --     109,774         8,777               --       118,551
  Intangible assets, net.........     19,722     246,155            --               --       265,877
  Investment in subsidiaries.....    534,857          --            --         (534,857)           --
  Other assets...................         --       4,368           880               --         5,248
                                   ---------   ---------       -------        ---------     ---------
          Total assets...........  $ 559,954   $ 494,131       $12,523        $(535,588)    $ 531,020
                                   =========   =========       =======        =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
  Current liabilities............  $  24,620   $  85,866       $ 2,856        $    (731)    $ 112,611
  Long term obligations, less
     current maturities..........    420,422       6,297            --               --       426,719
  Other long-term liabilities....      6,081      20,790            10               --        26,881
  Intercompany (receivable)
     payable.....................     76,260     (85,366)        9,106               --            --
                                   ---------   ---------       -------        ---------     ---------
          Total liabilities......    527,383      27,587        11,972             (731)      566,211
  Stockholders' equity (deficit)
     Common stock................         --          --            --               --            --
     Preferred stock.............          4          --            --               --             4
     Contributed capital.........    125,340     572,012            18         (572,030)      125,340
     Predecessor carryover.......         --     (67,762)           --               --       (67,762)
     Retained earnings...........    (92,773)    (37,706)          533           37,173       (92,773)
                                   ---------   ---------       -------        ---------     ---------
          Total stockholders'
            equity (deficit).....     32,571     466,544           551         (534,857)      (35,191)
                                   ---------   ---------       -------        ---------     ---------
          Total liabilities and
            stockholders' equity
            (deficit)............  $ 559,954   $ 494,131       $12,523        $(535,588)    $ 531,020
                                   =========   =========       =======        =========     =========

                         INTERNATIONAL WIRE GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                                                                 TOTAL
                                                                     TOTAL        NON
                                                       COMPANY     GUARANTOR   GUARANTOR  ELIMINATIONS     TOTAL
                                                       -------     ---------   ---------  ------------     -----
STATEMENT OF OPERATIONS
For the three months ended March 31, 1996
Net sales............................................  $    --      $118,807     $7,643     $(7,643)     $ 118,807
Operating expenses
   Cost of goods sold................................       --        97,397      3,721      (7,643)        93,475
   Selling, general and administration...............       --         7,233      2,488          --          9,721
   Depreciation and amortization.....................       --         5,735        309          --          6,044
   Inventory valuation adjustment ...................       --         2,000         --          --          2,000
   Expenses related to plant closings................       --         4,000         --          --          4,000
                                                       -------      --------     ------     -------      ---------
Operating income (loss)..............................       --         2,442      1,125          --          3,567
Other income (expense)...............................
   Interest expense..................................   (9,572)           --         --          --         (9,572)
   Amortization of deferred financing fees...........     (723)           --         --          --           (723)
   Equity in net income (loss) of subsidiaries.......    3,401            --         --      (3,401)            --
   Other.............................................       --            89         --          --             89
                                                       -------      --------     ------     -------      ---------
Income (loss) before income tax provision............   (6,894)        2,531      1,125      (3,401)        (6,639)
Income tax provision.................................       --           100        155          --            255
                                                       -------      --------     ------     -------      ---------

Net income (loss)....................................  $(6,894)     $  2,431     $  970     $(3,401)     $  (6,894)
                                                       =======      ========     ======     =======      =========

                         INTERNATIONAL WIRE GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                                                                                        TOTAL
                                                                          TOTAL          NON
                                                           COMPANY      GUARANTOR     GUARANTOR  ELIMINATIONS   TOTAL
                                                          ---------     ---------     ---------  ------------ ---------
STATEMENT OF CASH FLOWS
For the three months ended March 31, 1996
Net cash from operating activities. . . . . . . . . . .   $  (8,280)    $   5,742     $   1,809     $   --   $    (729)
                                                          ---------     ---------     ---------     ------   ---------
Cash flows provided by (used in) investing activities:
   Acquisition, net of cash . . . . . . . . . . . . . .    (160,259)           --            --         --    (160,259)
   Capital expenditures, net. . . . . . . . . . . . . .          --        (1,096)       (1,441)        --      (2,537)
                                                          ---------     ---------     ---------     ------   ---------
Net cash used in investing activities . . . . . . . . .    (160,259)       (1,096)       (1,441)        --    (162,796)
                                                          ---------     ---------     ---------     ------   ---------
Cash flows provided by (used in) financing
     activities:
   Equity proceeds. . . . . . . . . . . . . . . . . . .      45,039            --            --         --      45,039
   Proceeds from issuance of long-term obligations. . .     128,200            --            --         --     128,200
   Repayment of long-term obligations . . . . . . . . .       3,100            --            --         --       3,100
   Financing fees and other . . . . . . . . . . . . . .      (7,800)           --            --         --      (7,800)
                                                          ---------     ---------     ---------     ------   ---------
Net cash from financing activities. . . . . . . . . . .     168,539            --            --         --     168,539
                                                          ---------     ---------     ---------     ------   ---------
Net change in cash. . . . . . . . . . . . . . . . . . .   $      --     $   4,646     $     368     $   --   $   5,014
                                                          =========     =========     =========     ======   =========

                                    SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




                                           INTERNATIONAL WIRE GROUP, INC.


Dated: November 7, 1997                    By: /s/ DAVID M. SINDELAR
                                              -----------------------------

                                           Name: David M. Sindelar
                                           Title : Senior Vice President