Form 10-Q/A
period 1997-06-30
INTERNATIONAL WIRE GROUP INC
filed 1997-11-07
CIK 947429

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                 FORM 10-Q/A
                               AMENDMENT NO. 1

(Mark One)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          June 30, 1997
                               ----------------------------------------------

                                     OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    ----------------------

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

                             YES  [X]      NO  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                 Outstanding at
               Class                              July 31, 1997
  -------------------------------            -----------------------
  International Wire Group, Inc.
  Common Stock                                        1,000

                         INTERNATIONAL WIRE GROUP, INC.


                                     INDEX

 PART I - FINANCIAL INFORMATION                                                                Page
                                                                                               ----
 International Wire Group, Inc.
 Consolidated Balance Sheets as of June 30, 1997 and December 31, 1996 . . . . . . . . . .     1
 Consolidated Statements of Operations for the three and six months ended June 30, 1997
 and the three and six months ended June 30, 1996  . . . . . . . . . . . . . . . . . . . .     2
 Consolidated Statements of Cash Flows for the six months ended June 30, 1997 and six
 months ended June 30, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3
 Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . .     4
 SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     18

                         INTERNATIONAL WIRE GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                        June 30,       December 31,
                                                                    ---------------   ---------------
                                                                          1997             1996
                                                                    ---------------   ---------------
                              ASSETS                                  (Unaudited)
 Current assets:
   Accounts receivable, less allowance of $1,418
    and $1,363, respectively . . . . . . . . . . . . . . . . . .          $100,307         $71,181
   Inventories . . . . . . . . . . . . . . . . . . . . . . . . .            65,066          60,362
   Prepaid expenses and other  . . . . . . . . . . . . . . . . .            11,119           5,060
   Deferred income taxes . . . . . . . . . . . . . . . . . . . .             4,741           4,741
                                                                          --------        --------
     Total current assets  . . . . . . . . . . . . . . . . . . .           181,233         141,344
   Property, plant and equipment, net  . . . . . . . . . . . . .           156,513         118,551
   Deferred financing costs, net . . . . . . . . . . . . . . . .            24,890          21,222
   Intangible assets, net  . . . . . . . . . . . . . . . . . . .           244,931         244,655
   Other assets  . . . . . . . . . . . . . . . . . . . . . . . .             7,229           5,248
                                                                          --------        --------
     Total assets  . . . . . . . . . . . . . . . . . . . . . . .          $614,796        $531,020
                                                                          ========        ========
           LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
 Current liabilities:
   Current maturities of long-term obligations . . . . . . . . .            $4,463         $20,948
   Accounts payable  . . . . . . . . . . . . . . . . . . . . . .            42,065          45,832
   Accrued and other liabilities . . . . . . . . . . . . . . . .            53,706          41,183
   Accrued interest  . . . . . . . . . . . . . . . . . . . . . .             2,716           4,648
                                                                          --------        --------
     Total current liabilities . . . . . . . . . . . . . . . . .           102,950         112,611
   Long-term obligations, less current maturities  . . . . . . .           521,296         426,719
   Deferred income taxes . . . . . . . . . . . . . . . . . . . .            14,719          14,719
   Other long-term liabilities . . . . . . . . . . . . . . . . .            19,746          12,162
     Total liabilities . . . . . . . . . . . . . . . . . . . . .           658,711         566,211
   Stockholder's equity (deficit):
   Common stock, $.01 par value, 1,000 shares
    authorized, issued and outstanding . . . . . . . . . . . . .                 0               0
   Series A Senior Cumulative Exchangeable
     Redeemable Preferred Stock, $.01 par value,
      $25 liquidation value, 0 and 400,000 shares authorized,
        issued and outstanding as of June 30, 1997 and December
        31, 1996, respectively . . . . . . . . . . . . . . . . .                --               4
   Contributed capital . . . . . . . . . . . . . . . . . . . . .           114,193         125,340
   Carryover of predecessor basis  . . . . . . . . . . . . . . .           (67,762)        (67,762)
   Accumulated deficit . . . . . . . . . . . . . . . . . . . . .           (90,346)        (92,773)
                                                                          --------        --------
     Total stockholder's equity (deficit) . . . . . . . . . . . .           (43,915)        (35,191)
                                                                          --------        --------
     Total liabilities and stockholder's equity (deficit)  . . .          $614,796        $531,020
                                                                          ========        ========





       See accompanying notes to the consolidated financial statements

                         INTERNATIONAL WIRE GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                        Three Months              Six Months
                                                            Ended                    Ended
                                                          June 30,                 June 30,
                                                    ----------------------------------------------
                                                      1997        1996         1997         1996
                                                    ----------------------------------------------
 Net sales . . . . . . . . . . . . . . . . . . .    $189,398    $147,309     $365,551     $266,116
 Operating expenses:
   Cost of goods sold  . . . . . . . . . . . . .     146,465     114,493      284,378      207,968
   Selling, general and administrative . . . . .      14,411      10,857       27,719       20,578
   Depreciation and amortization . . . . . . . .       8,656       6,902       16,167       12,946
   Inventory valuation adjustment  . . . . . . .          --       6,500           --        8,500
   Expenses related to plant closings  . . . . .          --          --          500        4,000
                                                     -------    --------     --------     --------
 Operating income  . . . . . . . . . . . . . . .      19,866       8,557       36,787       12,124
 Other income (expense):
   Interest expense  . . . . . . . . . . . . . .     (13,369)    (11,011)     (25,380)     (20,583)
   Amortization of deferred financing costs  . .      (1,062)     (1,091)      (2,057)      (1,814)
   Other, net  . . . . . . . . . . . . . . . . .          --          43           11          132
                                                     -------    --------     --------     --------
 Income (loss) before income taxes and
   extraordinary item  . . . . . . . . . . . . .       5,435      (3,502)       9,361      (10,141)
 Income tax provision  . . . . . . . . . . . . .       2,313         320        3,943          575
                                                     -------    --------     --------     --------
 Income (loss) before extraordinary item . . . .       3,122      (3,822)       5,418      (10,716)
 Extraordinary item - loss related to early
   extinguishment of debt, net of taxes of
     $1,995  . . . . . . . . . . . . . . . . . .      (2,991)         --       (2,991)          --
                                                     -------    --------     --------     --------
 Net income (loss) . . . . . . . . . . . . . . .     $   131    $ (3,822)    $  2,427     $(10,716)
                                                     -------    --------     --------     --------




       See accompanying notes to the consolidated financial statements

                         INTERNATIONAL WIRE GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                 (UNAUDITED)

                                                                     Six Months        Six Months
                                                                        Ended             Ended
                                                                      June 30,          June 30,
                                                                    -------------  ------------------
                                                                        1997              1996
                                                                    -------------  ------------------
 Cash flows provided by (used in) operating activities:
   Net income (loss) . . . . . . . . . . . . . . . . . . . . . .     $   2,427         $   (10,716)
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization . . . . . . . . . . . . . . .        16,167              12,946
     Amortization of deferred financing costs  . . . . . . . . .         2,057               1,814
     Extraordinary loss on early extinguishment of debt  . . . .         4,986                  --
     Inventory valuation adjustment  . . . . . . . . . . . . . .            --               8,500
     Change in assets and liabilities, net of acquisitions:
       Accounts receivable . . . . . . . . . . . . . . . . . . .       (13,654)            (11,380)
       Inventories . . . . . . . . . . . . . . . . . . . . . . .        20,482               5,541
       Prepaid expenses and other  . . . . . . . . . . . . . . .        (4,220)             (2,751)
       Accounts payable  . . . . . . . . . . . . . . . . . . . .       (17,522)             (8,546)
       Accrued and other liabilities . . . . . . . . . . . . . .        (2,284)              3,111
       Accrued interest  . . . . . . . . . . . . . . . . . . . .        (1,932)              1,161
       Income taxes payable/refundable . . . . . . . . . . . . .            --               4,001
       Other long-term liabilities . . . . . . . . . . . . . . .         1,824                (203)
                                                                     ---------         -----------
 Net cash provided by operating activities . . . . . . . . . . .         8,331               3,478
                                                                     ---------         -----------
 Cash flows provided by (used in) investing activities:
   Acquisitions, net of cash . . . . . . . . . . . . . . . . . .       (58,996)           (160,259)
   Capital expenditures. . . . . . . . . . . . . . . . . . . . .        (7,679)             (5,486)
                                                                     ---------         -----------
 Net cash from investing activities  . . . . . . . . . . . . . .       (66,675)           (165,745)
                                                                     ---------         -----------
 Cash flows provided by (used in) financing activities:
   Equity proceeds . . . . . . . . . . . . . . . . . . . . . . .            --              45,039
   Proceeds from issuance of long-term obligations . . . . . . .       228,125             128,200
   Borrowing (repayment) of long-term obligations  . . . . . . .      (162,992)               (336)
   Cash dividends paid on preferred stock  . . . . . . . . . . .        (1,378)                 --
   Financing fees and other  . . . . . . . . . . . . . . . . . .        (5,411)             (7,800)
                                                                     ---------         -----------
 Net cash from financing activities  . . . . . . . . . . . . . .        58,344             165,103
                                                                     ---------         -----------
 Net change in cash  . . . . . . . . . . . . . . . . . . . . . .            --               2,836
 Cash at beginning of the period . . . . . . . . . . . . . . . .            --                  --
                                                                     ---------         -----------
 Cash at end of the period . . . . . . . . . . . . . . . . . . .     $      --         $     2,836
                                                                     =========         ===========





       See accompanying notes to the consolidated financial statements

                         INTERNATIONAL WIRE GROUP, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

1.       THE COMPANY

         International Wire Group, Inc. ("Group" or the "Company"), a Delaware corporation, was formed to participate in the transactions contemplated by the IW Acquisition (as described below). On June 12, 1995, Wirekraft Holdings Corp. ("Wirekraft"), Omega Wire Corp. ("Omega"), International Wire Holding Company ("Holding", the parent company of Group), Group, Wirekraft Acquisition Company and certain shareholders of Wirekraft and Omega entered into a series of acquisitions and mergers (the "IW Acquisition") pursuant to which Group acquired all of the common equity securities (and all securities convertible into such securities) of Wirekraft and all of the common equity securities of Omega. On March 5, 1996, Wire Technologies, Inc. ("Wire Technologies"), a wholly-owned subsidiary of the Company, acquired the businesses of Hoosier Wire, Inc., Dekko Automotive Wire, Inc., Albion Wire, Inc. and Silicones, Inc., a group of affiliated companies operating together under the tradename Dekko Wire Technology Group (the "DWT Acquisition"). On February 12, 1997, the Company acquired all of the issued and outstanding common stock of Camden Wire Co., Inc. ("Camden Wire") a wholly-owned subsidiary of Oneida LTD. (the "Camden Acquisition"). See Note 3.

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

                         INTERNATIONAL WIRE GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, is effective for years beginning after December 15, 1997. This statement requires that a public business report financial and descriptive information about its reportable business segments.

         The Company believes that the future adoption of these statements will not have a significant impact on the results of operations of financial position but will have disclosure requirement.

3.       CAMDEN ACQUISITION

         On February 12,1997, the Company completed the Camden Acquisition. The total consideration of $65,000 paid in connection with the Camden Acquisition, including fees and expenses, consisted of (i) cash and
         (ii) the assumption of debt related to Industrial Revenue Bonds. The cash portion of the consideration paid and the transaction fees and expenses incurred in connection with the Camden Acquisition were funded with $65,000 of senior debt under the Amended and Restated Credit Agreement.

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

         Current assets  . . . . . . . . . . . . . . . . . .        $ 48,033

         Property, plant & equipment . . . . . . . . . . . .          42,041

         Goodwill  . . . . . . . . . . . . . . . . . . . . .           3,802

         Other, non-current  . . . . . . . . . . . . . . . .           1,696

         Fees and costs  . . . . . . . . . . . . . . . . . .           3,250

         Current liabilities . . . . . . . . . . . . . . . .         (28,062)

         Other liabilities . . . . . . . . . . . . . . . . .          (5,760)
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


                                                              Six Months Ended
                                                                  June 30,
                                                         ------------------------
                                                            1997          1996
                                                         ------------------------
           Net sales . . . . . . . . . . . . . . .       $384,542        $363,134

           Income (loss) before extraordinary
             item. . . . . . . . . . . . . . . . .       $  4,327        $ (6,551)

           Net income (loss) . . . . . . . . . . .       $  1,366        $ (6,551)

4.       INVENTORIES

         Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out ("LIFO") method.

                         INTERNATIONAL WIRE GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



         The composition of inventories at June 30, 1997 is as follows:


         Raw materials . . . . . . . . . . . . . . .    $      26,033
         Work-in-process . . . . . . . . . . . . . .           18,305
         Finished goods  . . . . . . . . . . . . . .           20,728
                                                        -------------
             Total . . . . . . . . . . . . . . . . .    $      65,066
                                                        =============

5.       LONG-TERM OBLIGATIONS

         The composition of long-term obligations at June 30,1997 is as follows:


         Credit Agreement:
           Revolving credit facility . . . . . . . . .  $          --
           Term facility . . . . . . . . . . . . . . .        185,500
         Senior Subordinated Notes . . . . . . . . . .        150,000
         Series B Senior Subordinated Notes  . . . . .        150,000
         Series B Senior Subordinated Notes Premium  .         13,036
         Exchange notes  . . . . . . . . . . . . . . .          5,000
         Industrial revenue bonds  . . . . . . . . . .         15,500
         Other . . . . . . . . . . . . . . . . . . . .          6,723
                                                        -------------
                                                              525,759
         Less, current maturities  . . . . . . . . . .          4,463
                                                        -------------
                                                        $     521,296
                                                        =============

         The schedule of principal payments for long-term obligations at June 30, 1997 is as follows:


           1997  . . . . . . . . . . . . . . . . . . .  $       2,251
           1998  . . . . . . . . . . . . . . . . . . .          4,424
           1999  . . . . . . . . . . . . . . . . . . .          5,674
           2000  . . . . . . . . . . . . . . . . . . .          6,924
           2001  . . . . . . . . . . . . . . . . . . .          8,174
           Thereafter  . . . . . . . . . . . . . . . .        485,276
                                                        -------------
               Total . . . . . . . . . . . . . . . . .  $     512,723
                                                        =============

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

                         INTERNATIONAL WIRE GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


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

         Borrowings under the Term A Loan and Revolver bear interest, at the option of Group, at a rate per annum equal to (a) the Alternate Base Rate (as defined in the Amended Credit Agreement) plus .5 % or (b) the Eurodollar Rate (as defined in the Amended Credit Agreement) plus 1.5%. Borrowings under the Term B Loan bear interest, at the option of Group, at a rate per annum equal to (a) the Alternate Base Rate (as defined in the Amended Credit Agreement) plus 1.0% or (b) the Eurodollar Rate (as defined in the Amended Credit Agreement) plus 2.0%. The Alternate Base Rate and Eurodollar Rate margins are established quarterly based on a formula as defined in the Amended and Restated Credit Agreement. Interest payment dates vary depending on the interest rate option to which the Term Facility and the Revolver are tied, but generally interest is payable quarterly. The Amended and Restated Credit Agreement contains several financial covenants which, among other things, require Group to maintain certain financial ratios and restrict Group's ability to incur indebtedness, make capital expenditures and pay dividends.

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

         The Exchange Notes are fully and unconditionally (as well as jointly and severally) guaranteed on an unsecured, senior subordinated basis by each Guarantor Subsidiary other than the NonGuarantor Subsidiaries. Each of the Guarantor Subsidiaries and Non-Guarantor Subsidiaries is wholly owned by the Company.

                         INTERNATIONAL WIRE GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)




         The Exchange Notes mature on June 1, 2005. Interest on the Exchange Notes is payable semiannually on each June 1 and December 1. The Exchange Notes bear interest at the rate of 14.0% per annum. The Exchange Notes may not be redeemed prior to June 1, 2000, except mi the event of a Change of Control (as defined) and at such applicable premium (as defined). The Exchange Notes are redeemable, at the Company's option, at the redemption prices of 105.875% at June 1, 2000, and at decreasing prices to 100% at June 1, 2003, and thereafter, with accrued interest.

         Industrial Revenue Bonds

         In connection with the Camden Acquisition the Company assumed debt related to two Industrial Revenue Bonds (the "IRB's") totaling $15,500. The IRB's are due in August, 2005 and March, 2016 in the amounts of $9,000 and $6,500 respectively. The IRB's bear interest at a rate per annum which is tied to the Tax Exempt Money Market Index. Rates change weekly and interest is paid monthly.

6.       PLANT CLOSING EXPENSE

         In March, 1997, the Company recorded a pretax charge to operations of $500 to provide for plant closing costs. The plant closing costs relate to consolidating a wire segment facility and include provisions for certain shut-down and severance related costs. A summary of activity related to plant closing is as follows:


                                                               Six Months      Six Months
                                                                 Ended           Ended
                                                                June 30,        June 30,
                                                              -----------------------------
                                                                  1997            1996
                                                              -----------------------------
           Balance, beginning of period . . . . . . . . . . .   $  2,462         $   700
           Charges to operations:
             Facility shut-down costs  . . . . . . . . . . .        375           2,500
             Lease commitments . . . . . . . . . . . . . . .         --             570
             Key personnel and severance costs . . . . . . .        125             930
                                                               --------         -------
                                                                    500           4,000
           Costs incurred:
             Facility shut-down costs  . . . . . . . . . . .     (1,128)           (202)
             Lease commitments . . . . . . . . . . . . . . .       (114)             --
             Key personnel and severance costs . . . . . . .       (202)             --
                                                               --------         -------
                                                                 (1,444)           (202)
                                                               --------         -------
           Balance, end of period  . . . . . . . . . . . . .   $  1,518         $ 4,498
                                                               ========         =======

7.       INCOME TAXES

         Wirekraft's U.S. income tax returns for the years 1993-1995 are being reviewed by the Internal Revenue Service. The proposed settlement is being reviewed by the Joint Tax Committee. The Company believes that final settlement will not have a material adverse effect and that adequate amounts of taxes and related interest, if any, have been provided.

                         INTERNATIONAL WIRE GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



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

9.       GUARANTOR SUBSIDIARIES

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

                         INTERNATIONAL WIRE GROUP, INC.

                                                                  TOTAL         TOTAL
                                                     COMPANY    GUARANTOR   NON-GUARANTOR   ELIMINATIONS    TOTAL
                                                     --------   ---------   -------------   ------------   --------
BALANCE SHEET
  As of June 30, 1997
ASSETS
  Cash.............................................  $     --   $    (79)      $    79       $      --     $     --
  Accounts receivable..............................        --    100,191         1,434          (1,318)     100,307
  Inventory........................................        --     65,066            --              --       65,066
  Other assets.....................................     4,741     11,119            --              --       15,860
                                                     --------   --------       -------       ---------     --------
          Total current assets.....................     4,741    176,297         1,513          (1,318)     181,233
Property, plant and equipment, net.................        --    147,234         9,279              --      156,513
Intangible assets, net.............................    24,890    244,931            --              --      269,821
Investment in subsidiaries.........................   567,712         --            --        (567,712)          --
Other assets.......................................        --      6,370           859              --        7,229
                                                     --------   --------       -------       ---------     --------
          Total assets.............................  $597,343   $574,832       $11,651       $(569,030)    $614,796
                                                     ========   ========       =======       =========     ========
LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
  Current liabilities..............................  $  6,216   $ 95,290       $ 2,762       $  (1,318)    $102,950
  Long-term obligations, less current
     maturities....................................   500,036     21,260            --              --      521,296
  Other long-term liabilities......................    14,719     19,746            --              --       34,465
  Intercompany (receivable) payable................    52,525    (58,110)        5,585              --           --
                                                     --------   --------       -------       ---------     --------
          Total liabilities........................   573,496     78,186         8,347          (1,318)     658,711
  Stockholder's equity (deficit)
     Common stock.................................         --         --            --              --           --
     Contributed capital...........................   114,193    572,012            18        (572,030)     114,193
     Carryover of predecessor basis................        --    (67,762)           --              --      (67,762)
     Accumulated deficit...........................   (90,346)    (7,604)        3,286           4,318      (90,346)
                                                     --------   --------       -------       ---------     --------
          Total stockholder's equity (deficit).....    23,847    496,646         3,304        (567,712)     (43,915)
                                                     --------   --------       -------       ---------     --------
          Total liabilities and
            stockholder's equity (deficit) ........  $597,343   $574,832       $11,651       $(569,030)    $614,796
                                                     ========   ========       =======       =========     ========

                         INTERNATIONAL WIRE GROUP, INC.

                                                               TOTAL       TOTAL
                                                COMPANY      GUARANTOR NON-GUARANTOR   ELIMINATIONS     TOTAL
                                                -------      --------- -------------   ------------     -----
Statement of Operations
For the three months ended June 30, 1997
Net sales . . . . . . . . . . . . . . . . . .   $     --      $ 189,398   $   9,457   $   (9,457)     $ 189,398
Operating expenses
   Cost of goods sold . . . . . . . . . . . .         --        151,961       3,961       (9,457)       146,465
   Selling, general and administrative  . . .         --         11,083       3,328           --         14,411
   Depreciation and amortization  . . . . . .         --          8,041         615           --          8,656
                                                --------      ---------   ---------   ----------      ---------
Operating income (loss) . . . . . . . . . . .         --         18,313       1,553           --         19,866
Other income (expense)
   Interest expense   . . . . . . . . . . . .    (13,369)            --          --           --        (13,369)
   Amortization of deferred financing costs .     (1,062)            --          --           --         (1,062)
   Equity in net income (loss) of
      subsidiaries  . . . . . . . . . . . . .     17,553             --          --      (17,553)            --
   Other, net . . . . . . . . . . . . . . . .         --             (4)          4           --             --
                                                --------      ---------   ---------   ----------      ---------
Income (loss) before income tax
      provision . . . . . . . . . . . . . . .      3,122         18,309       1,557      (17,553)         5,435
Income tax provision  . . . . . . . . . . . .         --          2,179         134           --          2,313
                                                --------      ---------   ---------   ----------      ---------
Income (loss) before extraordinary item . . .      3,122         16,130       1,423      (17,553)         3,122
Extraordinary item, net of income taxes . . .     (2,991)            --          --           --         (2,991)
                                                --------      ---------   ---------   ----------      ---------
Net income (loss) . . . . . . . . . . . . . .   $    131      $  16,130   $   1,423   $  (17,553)     $     131
                                                ========      =========   =========   ==========      =========

                         INTERNATIONAL WIRE GROUP, INC.

                                                 TOTAL          TOTAL
                                   COMPANY     GUARANTOR    NON-GUARANTOR    ELIMINATIONS     TOTAL
                                  ---------    ---------    -------------    ------------    --------
STATEMENT OF OPERATIONS
  For the six months ended June
     30, 1997
Net sales.......................  $      --    $365,551        $18,023         $(18,023)     $365,551
Operating expenses
  Cost of goods sold............         --     294,794          7,607          (18,023)      284,378
  Selling, general and
     administrative.............         --      21,369          6,350               --        27,719
  Depreciation and
     amortization...............         --      15,118          1,049               --        16,167
  Expenses related to plant
     closings...................         --         500             --               --           500
                                  ---------    --------        -------         --------      --------
Operating income (loss).........         --      33,770          3,017               --        36,787
Other income (expense)
  Interest expense..............    (25,380)         --             --               --       (25,380)
  Amortization of deferred
     financing costs............     (2,057)         --             --               --        (2,057)
  Equity in net income (loss) of
     subsidiaries...............     32,855          --             --          (32,855)           --
  Other.........................         --          10              1               --            11
                                  ---------    --------        -------         --------      --------
Income (loss) before income tax
  provision.....................      5,418      33,780          3,018          (32,855)        9,361
Income tax provision............         --       3,678            265               --         3,943
                                  ---------    --------        -------         --------      --------
Income (loss) before
  extraordinary item............      5,418      30,102          2,753          (32,855)        5,418
Extraordinary item, net of
  income taxes..................     (2,991)         --             --               --        (2,991)
                                  ---------    --------        -------         --------      --------
Net income (loss)...............  $   2,427    $ 30,102        $ 2,753         $(32,855)     $  2,427
                                  =========    ========        =======         ========      ========

                         INTERNATIONAL WIRE GROUP, INC.

                                                      TOTAL         TOTAL
                                         COMPANY    GUARANTOR   NON-GUARANTOR   ELIMINATIONS     TOTAL
                                        ---------   ---------   -------------   ------------   ---------
STATEMENT OF CASH FLOWS
  For the six months ended June 30,
     1997
Net cash from operating activities....  $ (42,084)  $ 48,923       $ 1,492        $    --      $   8,331
                                        ---------   --------       -------        -------      ---------
Cash flows provided by (used in)
  investing activities:
  Acquisition, net of cash............         --    (58,996)           --             --        (58,996)
  Capital expenditures................         --     (6,128)       (1,551)            --         (7,679)
                                        ---------   --------       -------        -------      ---------
Net cash from investing activities....         --    (65,124)       (1,551)            --        (66,675)
                                        ---------   --------       -------        -------      ---------
Cash flows provided by (used in)
  financing activities:
  Equity proceeds.....................         --         --            --             --             --
  Proceeds from issuance of long-term
     obligations......................    211,614     16,511            --             --        228,125
  Repayment of long-term
     obligations......................   (162,741)      (251)           --             --       (162,992)
  Cash dividends paid on preferred
     stock............................     (1,378)        --            --             --         (1,378)
  Financing fees and other............     (5,411)        --            --             --         (5,411)
                                        ---------   --------       -------        -------      ---------
Net cash from financing activities....     42,084     16,260            --             --         58,344
                                        ---------   --------       -------        -------      ---------
Net change in cash....................  $      --   $     59       $   (59)       $    --      $      --
                                        =========   ========       =======        =======      =========

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
                                   =========   =========       =======        =========     =========

                         INTERNATIONAL WIRE GROUP, INC.

                                                                 TOTAL        TOTAL
                                                COMPANY        GUARANTOR   NON-GUARANTOR    ELIMINATIONS         TOTAL
                                                -------        ---------   -------------    ------------         -----
STATEMENT OF OPERATIONS
For the three months ended June 30, 1996
Net sales . . . . . . . . . . . . . . . . . .   $     --         $147,309        $8,453        $(8,453)        $ 147,309
Operating expenses
   Cost of goods sold . . . . . . . . . . . .         --          118,176         4,770         (8,453)          114,493
   Selling, general and administrative. . . .         --            8,258         2,599             --            10,857
   Depreciation and amortization  . . . . . .         --            6,465           437             --             6,902
   Inventory valuation adjustment . . . . . .         --            4,500            --             --             4,500
                                                --------         --------        ------        -------         ---------
Operating income (loss) . . . . . . . . . . .         --            7,910           647             --             8,557
Other income (expense)
   Interest expense . . . . . . . . . . . . .    (11,011)              --            --             --           (11,011)
   Amortization of deferred financing
     costs  . . . . . . . . . . . . . . . . .     (1,091)              --            --             --            (1,091)
   Equity in net income (loss) of
     subsidiaries . . . . . . . . . . . . . .      8,280               --            --         (8,280)               --
   Other. . . . . . . . . . . . . . . . . . .         --               43            --             --                43
                                                --------         --------        ------        -------         ---------
Income (loss) before income tax
     provision  . . . . . . . . . . . . . . .     (3,822)           7,953           647         (8,280)           (3,502)
Income tax provision  . . . . . . . . . . . .         --              309            11             --               320
                                                --------         --------        ------        -------         ---------
Net income (loss) . . . . . . . . . . . . . .   $ (3,822)        $  7,644        $  636        $(8,280)        $  (3,822)
                                                ========         ========        ======        =======         =========

                         INTERNATIONAL WIRE GROUP, INC.

                                                                TOTAL
                                                   TOTAL         NON-
                                      COMPANY    GUARANTOR    GUARANTOR     ELIMINATIONS     TOTAL
                                      --------   ---------   ------------   ------------   ---------
STATEMENT OF OPERATIONS
  For the six months ended June 30,
     1996
Net sales...........................  $     --   $266,116      $16,096        $(16,096)    $ 266,116
Operating expenses
  Cost of goods sold................        --    215,573        8,491         (16,096)      207,968
  Selling, general and
     administrative.................        --     15,491        5,087              --        20,578
  Depreciation and amortization.....        --     12,200          746              --        12,946
  Inventory valuation adjustment....        --      8,500           --              --         8,500
  Expenses related to plant
     closings.......................        --      4,000           --              --         4,000
                                      --------   --------      -------        --------     ---------
Operating income (loss).............        --     10,352        1,772              --        12,124
Other income (expense)
  Interest expense..................   (20,583)        --           --              --       (20,583)
  Amortization of deferred financing
     costs..........................    (1,814)        --           --              --        (1,814)
  Equity in net income (loss) of
     subsidiaries...................    11,681         --           --         (11,681)           --
  Other.............................        --        132           --              --           132
                                      --------   --------      -------        --------     ---------
Income (loss) before income tax
  provision.........................   (10,716)    10,484        1,772         (11,681)      (10,141)
Income tax provision................        --        409          166              --           575
                                      --------   --------      -------        --------     ---------
Net income (loss)...................  $(10,716)  $ 10,075      $ 1,606        $(11,681)    $ (10,716)
                                      ========   ========      =======        ========     =========

                         INTERNATIONAL WIRE GROUP, INC.

                                                      TOTAL         TOTAL
                                         COMPANY    GUARANTOR   NON-GUARANTOR   ELIMINATIONS     TOTAL
                                        ---------   ---------   -------------   ------------   ---------
STATEMENT OF CASH FLOWS
  For the six months ended June 30,
     1996
Net cash from operating activities....  $  (5,069)   $ 6,627       $ 1,920          $ --       $   3,478
                                        ---------    -------       -------          ----       ---------
Cash flows provided by (used in)
  investing activities:
  Acquisition, net of cash............   (160,259)        --            --            --        (160,259)
                                        ---------    -------       -------          ----       ---------
  Capital expenditures................         --     (3,679)       (1,807)           --          (5,486)
                                        ---------    -------       -------          ----       ---------
Net cash used in investing
  activities..........................   (160,259)    (3,679)       (1,807)           --        (165,745)
                                        ---------    -------       -------          ----       ---------
Cash flows provided by (used in)
  financing activities:
  Equity proceeds.....................     45,039         --            --            --          45,039
  Proceeds from issuance of long-term
     obligations......................    128,200         --            --            --         128,200
  Repayment of long-term
     obligations......................       (111)      (225)           --            --            (336)
  Cash dividends paid on preferred
     stock............................         --         --            --            --              --
  Financing fees and other............     (7,800)        --            --            --          (7,800)
                                        ---------    -------       -------          ----       ---------
Net cash from financing activities....    165,328       (225)           --            --         165,103
                                        ---------    -------       -------          ----       ---------
Net change in cash....................  $      --    $ 2,723       $   113          $ --       $   2,836
                                        =========    =======       =======          ====       =========

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                        INTERNATIONAL WIRE GROUP, INC.


Dated: November 7, 1997
                                        By:    /s/ DAVID M. SINDELAR
                                           ------------------------------------
                                        Name:   David M. Sindelar
                                        Title:  Senior Vice President