Form 10-Q
period 1997-09-30
INTERNATIONAL WIRE GROUP INC
filed 1997-11-14
CIK 947429

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549


FORM 10-Q
(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 30,
1997
                                          OR

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

                                                        Outstanding at
           Class                                      October 31, 1997

International Wire Group, Inc.
  Common Stock                                              1,000


INTERNATIONAL WIRE GROUP, INC.




INDEX
PART I - FINANCIAL INFORMATION                                             Page

International Wire Group, Inc.
Consolidated Balance Sheets as of September 30, 1997 and December 31, 1996    3
Consolidated Statements of Operations for the three and nine months ended
 September 30,1997 and the three and nine months ended September 30, 1996...  4
Consolidated Statements of Cash Flows for the nine months ended
 September 30, 1997 and nine months ended September 30, 1996..................5
Notes to Consolidated Financial Statements....................................6
Management's Discussion and Analysis of Financial Condition and Results
 of Operations........................................................... ...17

PART II - OTHER INFORMATION.............................................. ...20

SIGNATURES................................................................. .21


INTERNATIONAL WIRE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)


                                                                    September 30,          December 31,
                                                               ------------------------ --------------------
                                                                        1997                   1996
                                                               ------------------------ --------------------
   ASSETS                                                            (Unaudited)

   Current assets:
     Cash and cash equivalents
                                                                $     7,161             $         0
     Accounts receivable, less allowance of $ 1,417
       and $1,363, respectively..........................      ......92,768                  71,181
     Inventories.....................................................66,949                  60,362
     Prepaid expenses and other......................................11,623                   5,060
     Deferred income                                                  5,375                   4,741
   taxes...............................................
       Total current assets.........................................183,876                 141,344
   Property, plant and equipment, net...............................158,352                 118,551
   Deferred financing costs, net.....................................23,956                  21,222
   Intangible assets, net...........................................243,160                 244,655
   Other assets.......................................................7,957                   5,248
       Total                                                     $  617,301             $   531,020
   assets......................................................

   LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

   Current liabilities:
     Current maturities of long-term obligations................$.....4,450             $    20,948
     Accounts payable................................................30,245                  45,832
     Accrued and other liabilities...................................57,779                  41,183
     Accrued interest................................................13,247                   4,648
       Total current liabilities....................................105,721                 112,611
   Long-term obligations, less current maturities...................519,901                 426,719
   Deferred income taxes.............................................14,719                  14,719
   Other long-term liabilities.......................................19,280                   2,162
       Total liabilities............................................659,621                 566,211
   Stockholder's equity (deficit):
     Common stock, $.01 par value, 1,000 shares
       authorized, issued and outstanding................................ 0                       0
     Series A Senior Cumulative Exchangeable
       Redeemable Preferred Stock, $.01 par value,
   $25 liquidation value, 0 and 400,000 shares
   authorized, issued and outstanding, respectively.............
                                                                         --                       4
     Contributed capital............................................113,606                 125,340
     Carryover of predecessor basis.................................(67,762)                (67,762)
     Accumulated deficit............................................(88,164)                (92,773)
       Total stockholder's equity (deficit).........................(42,320)                (35,191)
       Total liabilities and stockholder's
   equity (deficit).............................................$...617,301             $   531,020

See accompanying notes to the consolidated financial statements

INTERNATIONAL WIRE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

                                                       Three Months                           Nine Months
                                                           Ended                                 Ended
                                                       September 30,                         September 30,
                                           ------------------ ---------------    ------------------ -------------
                                                 1997                1996               1997               1996
                                           ------------------ ---------------    ------------------ -------------
Net sales......................            $  170,768         $  133,496          $  536,319         $  399,612
  Operating expenses:
  Cost of goods sold...........               129,028            101,510             413,406            309,478
  Selling, general and
    administrative.............                14,863             10,485              42,582             31,063
  Depreciation and
amortization...................                 9,287              6,987              25,454             19,933
  Inventory valuation
adjustment.....................                    --                 --                  --              8,500
  Expenses related to
plant closings.................                    --              2,000                 500              6,000
Operating income...............                17,590             12,514              54,377             24,638
 Other income (expense):
  Interest expense.............               (12,901)           (11,168)            (38,281)           (31,751)
  Amortization of
deferred                                        (935)               (948)             (2,992)            (2,762)
    financing costs............
  Other, net...................                  (122)                30                (111)               162
Income (loss) before income
taxes and extraordinary                         3,632                428              12,993             (9,713)
item...........................
Income tax provision...........                 1,450                202               5,393                777
Income (loss) before
extraordinary item.............                 2,182                226               7,600            (10,490)
Extraordinary item - loss
related to early
extinguishment of debt,
net of taxes of                                    --                 --              (2,991)                --
$1,995.........................
Net income (loss)..............            $    2,182        $      226           $    4,609         $  (10,490)


       See accompanying notes to the consolidated financial statements

INTERNATIONAL WIRE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)


                                                                 Nine Months             Nine Months
                                                                    Ended                   Ended
                                                                September 30,           September 30,
                                                          ----------------------- ------------------------
                                                                    1997                     1996
                                                          ----------------------- ------------------------

Cash flows provided by operating activities:
  Net income(loss)........................................$.....4,609             $   (10,490)
  Adjustments to reconcile net income       (loss) to
net cash provided by             operating activities:
    Depreciation and amortization..............................25,454                  19,933
    Amortization of deferred financing        costs.............2,992                   2,762
    Extraordinary loss on early
extinguishment of debt..........................................4,986                      --
    Inventory valuation adjustment................................--                    8,500
    Change in assets and liabilities, net       of
acquisitions:
      Accounts receivable......................................(6,115)                 (6,722)
      Inventories..............................................18,599                  12,299
      Prepaid expenses and other...............................(4,569)                 (2,742)
      Accounts payable........................................(29,656)                (11,769)
      Accrued and other liabilities............................10,322                   2,203
      Accrued interest..........................................8,599                   5,353
      Income taxes payable/refundable..............................--                   4,497
      Other long-term liabilities...............................1,358                    (428)
Net cash provided by operating                                 36,579                  23,396
activities...........................
Cash flows used in investing activities:
  Acquisitions, net of cash...................................(58,996)               (160,259)
  Capital expenditures........................................(15,320)                 (8,441)
Net cash used in investing activities.........................(74,316)               (168,700)
Cash flows provided by (used in)          financing
activities:
  Equity proceeds..................................................--                  45,039
  Proceeds from issuance of long-term
    Obligations...............................................228,125                 128,200
  Borrowing (repayment) of long-term
obligations, net.............................................(175,738)                (20,135)
  Cash dividends paid on preferred stock     and
repurchase of stock of Holdings................................(2,078)                    --
  Financing fees and other.....................................(5,411)                 (7,800)
Net cash provided by financing activities......................44,898                 145,304
Net change in cash and cash equivalents.........................7,161                      --
Cash and cash equivalents at beginning of   the Period..............
                                                                   --                      --
Cash and cash equivalents at end of the    period.........$.....7,161            $         --

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

The Company through its two segments, the wire segment and the harness segment, is engaged in the design, manufacture and marketing of non-insulated and insulated copper wire and wire harnesses. The Company's products are used by a wide variety of customers primarily in the automotive, appliance, computer and voice/data communications and industrial equipment industries.

2. Basis of Presentation

Unaudited Interim Consolidated Financial Statements

The unaudited interim consolidated financial statements reflect all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations of the Company. The results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for a full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996.

Statements of Cash Flows

Interest and taxes paid for the nine months ended September 30, 1997 were $29,682 and $2,620, respectively.

Recently Issued Accounting Standards

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, is effective for years beginning after December 15, 1997. This statement requires that an enterprise classify items of other comprehensive income by their nature in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet.

INTERNATIONAL WIRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, is effective for years beginning after December 15, 1997. This statement requires that a public business enterprise report financial and descriptive information about its reportable business segments.

The Company believes that the future adoption of these statements will not have a significant impact on the results of operations or financial position of the Company but will require the Company to make additional disclosures.

3. Camden Acquisition
On February 12, 1997, the Company completed the Camden Acquisition. The total consideration of $65,000 paid in connection with the Camden Acquisition, including fees and expenses, consisted of (i) cash and (ii) the assumption of debt related to Industrial Revenue Bonds, a non-cash item.
The cash portion of the consideration paid and the transaction fees and expenses incurred in connection with the Camden Acquisition were funded with $65,000 of senior debt under the Amended and Restated Credit Agreement. See
Note 4.

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

             Current assets............................................$48,033
             Property, plant &                                          42,041
             equipment.........................................
             Goodwill....................................................3,802
             Other, non-current..........................................1,696
             Fees and costs..............................................3,250
             Current liabilities.......................................(28,062)
             Other liabilities..........................................(5,760)

                                                                       $65,000

Unaudited pro forma results of operations of the Company for the nine months ended September 30, 1997 and September 30, 1996 are included below.

Such pro forma presentation has been prepared assuming that the Camden Acquisition and related financing had occurred as of January 1, 1997 and January 1, 1996, respectively, and that the DWT Acquisition and related financing had occurred as of January 1, 1996.

                                                                            Nine Months Ended
                                                                              September 30,
                                                                   ------------------ ------------------
                                                                         1997               1996
                                                                   ------------------ ------------------
          Net sales..................................................$555,559....      $527,480
          Income (loss) before extraordinary item....................$..7,053....      $(13,000)
          Net income (loss)..........................................$..4,062....      $(13,000)

4.    Inventories

         Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out ("LIFO") method.

         INTERNATIONAL WIRE GROUP, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


         The composition of inventories at September 30, 1997 is as follows:


          Raw materials..................................................$...27,402
          Work-in-process ...................................................17,676
          Finished goods ....................................................21,871
           Total                                                         $   66,949

5.        Long-Term Obligations

         The composition of long-term obligations at September 30, 1997 is as follows:

          Credit Agreement:
            Revolving credit facility....................................$.......--
            Term facility ..................................................184,625
          Senior Subordinated Notes.........................................150,000
          Series B Senior Subordinated Notes................................150,000
          Series B Senior Subordinated Notes Premium.........................12,764
          Exchange notes......................................................5,000
          Industrial revenue                                                 15,500
                   bonds........................................................
          Other                                                               6,462
                                                                            524,351
          Less, current maturities............................................4,450
                                                                         $  519,901

         The schedule of principal payments for long-term obligations at September 30, 1997 is as follows:


          1997                                                           $   1,079
          1998                                                               4,499
          1999                                                               5,832
          2000                                                               7,132
          2001                                                               8,000
          Thereafter.......................................................485,044.............
            Total                                                        $ 511,586


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

INTERNATIONAL WIRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


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

The Senior Notes are fully and unconditionally (as well as jointly and severally) guaranteed on an unsecured, senior subordinated basis by each subsidiary of the Company (the "Guarantor Subsidiaries") other than Electro Componentes de Mexico, S.A. de C.V. Wirekraft Industries de Mexico, S.A. de C.V. and IWG-Philippines, Incorporated (newly formed with no operations)(the "Non-Guarantor Subsidiaries"). Each of the Guarantor Subsidiaries and Non-Guarantor Subsidiaries is wholly owned by the Company.

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

INTERNATIONAL WIRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The Exchange Notes mature on June 1, 2005. Interest on the Exchange Notes is payable semi-annually on each June 1 and December 1. The Exchange Notes bear interest at the rate of 14.0% per annum. The Exchange Notes may not be redeemed prior to June 1, 2000, except in the event of a Change of Control (as defined) and at such applicable premium (as defined). The Exchange Notes are redeemable, at the Company's option, at the redemption prices of 105.875% at June 1, 2000, and at decreasing prices to 100% at June 1, 2003, and thereafter, with accrued interest.

Industrial Revenue Bonds

In connection with the Camden Acquisition the company assumed debt related to two Industrial Revenue Bonds (the "IRB's")totaling $15,500. The IRB's are due in August, 2005 and March, 2016 in the amounts of $9,000 and $6,500, respectively. The IRB's bear interest at a rate per annum which is tied to the Tax Exempt Money Market Index. Rates change weekly and interest is paid monthly.

6. Plant Closing Expense

In March 1997, the Company recorded a pre-tax charge to operations of $500 to provide for plant closing costs. The plant closing costs relate to consolidating a wire segment facility and include provisions for certain shut-down and severance related costs. A summary of activity related to plant closing is as follows:

                                                                            Nine               Nine
                                                                        Months Ended          Months
                                                                        September 30,          Ended
                                                                                           September 30,
                                                                      ------------------ ---------------
                                                                            1997               1996
                                                                      ------------------ ---------------

           Balance, beginning of period...............................$..2,462           $    700
           Charges to operations:
             Facility shut-down costs......................................375              3,872
             Lease commitments............................................. --                773
             Key personnel and severance costs........................_....125              1,355
                                                                           500              6,000
           Costs incurred:
             Facility shut-down costs...................................(2,054)            (1,514)
             Lease commitments............................................(172)               (67)
             Key personnel and severance costs............................(486)              (783)
                                                                        (2,712)            (2,364)
           Balance, end of period.....................................$....250           $  4,336


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


9. Guarantor Subsidiaries

The Senior Notes and Exchange Notes are fully and unconditionally (as well as jointly and severally) guaranteed on an unsecured, senior subordinated basis by each subsidiary of the Company (the "Guarantor Subsidiaries") other than Electro Componetes de Mexico, S.A. de C.V., Wirekraft Industries de Mexico, S.A. de C.V. and IWG-Philippines, Incorporated (newly formed with no operations)(the "Non-Guarantor Subsidiaries"). Each of the Guarantor Subsidiaries and Non-Guaranantor Subsidiaries is wholly owned by the Company.

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

         INTERNATIONAL WIRE GROUP, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

                                                                         TOTAL
                                                        TOTAL        NON-GUARANTOR
                                        COMPANY       GUARANTOR                         ELIMINATIONS         TOTAL
                                     -------------- --------------- ----------------- ------------------ ---------------
BALANCE SHEET
  AS OF SEPTEMBER 30, 1997

ASSETS
Cash and cash equivalents............$      --      $   5,997       $     556         $     608          $   7,161
Accounts receivable...................      --         89,387           3,603              (222)            92,768
Inventories..........................       --         66,949              --                --             66,949
Other assets.........................       --         16,709             289                --             16,998
Total current assets.................       --        179,042           4,448               386            183,876
Property, plant and
equipment,                                  --        149,066           9,286               --             158,352
net.............................
Intangible assets, net...............   25,456        241,660              --               --             267,116
Investment in                          583,730             --              --          (583,730)               --
subsidiaries.........................
Other assets ........................       --          5,906           2,051                --              7,957
  Total assets.......................$.609,186     $ 575,674       $  15,785         $(583,344)         $ 617,301

LIABILITIES AND
STOCKHOLDER'S EQUITY
(DEFICIT)

Current liabilities..................$  16,747      $  86,222       $   2,467         $     285          $ 105,721
Long-term obligations, less
current maturities....                 498,889         21,012              --                --            519,901
Other long-term                             --         33,999              --                --             33,999
liabilities..........................
Intercompany (receivable) payable....
                                        68,108        (76,236)          8,027               101                 --
Total liabilities....................  583,744         64,997          10,494               386            659,621
Stockholder's equity
(deficit)
Common stock........................         0              0               0                 0                  0
Contributed capital.................   113,606        571,892             138          (572,030)           113,606
Carryover of
predecessor basis...........                --        (67,762)             --                --            (67,762)
Accumulated deficit................    (88,164)         6,547           5,153           (11,700)           (88,164)
Total stockholder's equity
(deficit)..........................     25,442        510,677           5,291          (583,730)           (42,320)
Total liabilities and
stockholder's equity
(deficit)...........................  $609,186      $ 575,674       $  15,785         $(583,344)         $ 617,301



INTERNATIONAL WIRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

                                                                       TOTAL
                                                      TOTAL        NON-GUARANTOR
                                     COMPANY        GUARANTOR                         ELIMINATIONS         TOTAL
                                  --------------- --------------- ---------------- ------------------- ---------------
BALANCE SHEET
  AS OF DECEMBER 31, 1996

ASSETS
 Cash and cash                    $      --       $    (138)      $     138        $      --           $     --
equivalents....................
Accounts receivable............          --          70,010           1,902             (731)            71,181
Inventories....................          --          59,648             714               --             60,362
Other assets..................        5,375           4,314             112               --              9,801
Total current assets..........        5,375         133,834           2,866             (731)           141,344
Property, plant and
equipment,....................           --         109,774           8,777               --            118,551
net
Intangible assets, net.........      19,722         246,155              --               --            265,877
Investment in                       534,857              --              --         (534,857)                --
subsidiaries...................
Other assets ................            --           4,368             880               --              5,248
Total assets..................... .$559,954       $ 494,131       $  12,523        $(535,588)          $531,020

LIABILITIES AND
STOCKHOLDER'S EQUITY
(DEFICIT)

Current liabilities...............$  24,620       $  85,866       $   2,856        $    (731)          $112,611
Long-term obligations,  less
current maturities.............
                                    420,422           6,297              --               --            426,719
Other long-term
liabilities....................       6,081          20,790              10               --             26,881
Intercompany
(receivable) payable..........       76,260         (85,366)          9,106               --                 --
Total liabilities............       527,383          27,587          11,972             (731)           566,211
 Stockholder's equity
(deficit)
Common stock.................             0               0               0                0                  0
Preferred stock...............            4              --              --               --                  4
Contributed capital...........      125,340         572,012              18         (572,030)           125,340
Carryover of
predecessor basis.............           --         (67,762)             --               --            (67,762)
Accumulated deficit...........
                                    (92,773)        (37,706)            533           37,173            (92,773)
Total stockholder's
  equity (deficit)..........         32,571         466,544             551         (534,857)           (35,191)
Total liabilities
  and stockholder's
equity                            $ 559,954       $ 494,131       $  12,523        $(535,588)          $531,020
(deficit)..................


INTERNATIONAL WIRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

                                                                           TOTAL
                                                           TOTAL       NON-GUARANTOR
                                           COMPANY       GUARANTOR                       ELIMINATIONS        TOTAL
                                         ------------- --------------- --------------- ------------------ -------------
STATEMENT OF OPERATIONS
  FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 1997

Net sales...........................     $    --       $ 170,768       $  10,101         $(10,101)        $170,768

Operating expenses
Cost of goods sold.................           --         135,278           3,851          (10,101)         129,028
Selling, general and
administrative....................            --          11,752           3,111               --           14,863
Depreciation and
amortization.....................             --           8,262           1,025               --            9,287
Operating income (loss)                       --          15,476           2,114               --           17,590

Other income (expense):
  Interest expense...............        (12,901)             --              --               --          (12,901)
  Amortization of deferred
financing costs.................            (935)             --              --               --             (935)
  Equity in net income (loss)
     of
      subsidiaries................        16,018              --              --          (16,018)              --
  Other, net.......................           --            (123)              1               --             (122)
Income (loss) before income   tax
provision........................          2,182          15,353           2,115          (16,018)           3,632
Income tax provision...........               --           1,202             248               --            1,450

Net income (loss)                        $ 2,182       $  14,151        $  1,867       $  (16,018)        $  2,182

                                                                            TOTAL
                                                            TOTAL       NON-GUARANTOR
                                            COMPANY       GUARANTOR                       ELIMINATIONS          TOTAL
                                          ------------- --------------- --------------- ------------------ -----------------
STATEMENT OF OPERATIONS
  FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 1996

Net sales.................................$.   --       $ 133,496       $   7,633       $  (7,633)         $ 133,496

Operating expenses
  Cost of goods sold......................$.   --         104,675           4,468          (7,633)           101,510
  Selling, general and
administrative..............................   --           7,886           2,599              --             10,485
  Depreciation and
amortization................................   --           6,556             431              --              6,987
  Expenses related to plant
closings....................................   --           2,000              --              --              2,000
Operating income (loss)                        --          12,379             135              --             12,514

Other income (expense):
  Interest expense........................(11,168)             --             --               --            (11,168)
  Amortization of deferred
financing costs............................. (948)             --             --               --               (948)
  Equity in net income (loss) of
subsidiaries...............................12,342              --             --          (12,342)                --
  Other.....................................   --              30             --               --                 30
Income (loss) before income tax
provision...................................  226          12,409            135          (12,342)               428
Income tax provision........................   --              98            104               --                202

Net income (loss).........................$.  226       $  12,311       $     31        $ (12,342)         $     226


INTERNATIONAL WIRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

                                                                       TOTAL
                                                        TOTAL      NON-GUARANTOR
                                        COMPANY       GUARANTOR                       ELIMINATIONS        TOTAL
                                      ------------- -------------- --------------- ------------------- --------------
STATEMENT OF OPERATIONS
 FOR THE NINE MONTHS ENDED
   SEPTEMBER 30, 1997

Net sales.............................$....--       $ 536,319      $  28,124       $  (28,124)         $536,319

Operating expenses:
  Cost of goods sold.......................--         430,072         11,458          (28,124)          413,406
  Selling, general and
administrative.............................--          33,121          9,461               --            42,582
  Depreciation and
amortization...............................--          23,380          2,074               --            25,454
  Expenses related to plant
closings...................................--             500             --               --               500
Operating income (loss)....................--          49,246          5,131               --            54,377

Other income (expense):
  Interest expense....................(38,281)             --             --               --           (38,281)
  Amortization of deferred
financing costs........................(2,992)             --             --               --            (2,992)
  Equity in net income
(loss) of
subsidiaries...........................48,873              --             --          (48,873)               --
  Other....................................--            (113)             2               --              (111)
Income (loss) before income
tax Provision...........................7,600          49,133          5,133          (48,873)           12,993
Income tax provision.......................--           4,880            513               --             5,393
Income (loss) before
extraordinary item......................7,600          44,253          4,620          (48,873)            7,600
Extraordinary item net of   taxes..........
                                       (2,991)             --             --               --            (2,991)

Net income (loss).....................$.4,609       $  44,253      $   4,620       $  (48,873)         $  4,609


                                                                           TOTAL
                                                           TOTAL       NON-GUARANTOR
                                          COMPANY        GUARANTOR                       ELIMINATIONS         TOTAL
                                      ---------------- --------------- --------------- ------------------ ---------------
STATEMENT OF OPERATIONS
  FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 1996

Net sales.............................$.....--         $ 399,612       $ 23,729        $ (23,729)         $ 399,612

Operating expenses
  Cost of goods sold........................--           320,248         12,959          (23,729)           309,478
  Selling, general and
administrative..............................--            23,377          7,686               --             31,063
  Depreciation and
amortization................................--            18,756          1,177               --             19,933
  Inventory valuation
adjustment..................................--             8,500             --               --              8,500
  Expenses related to plant
closings....................................--             6,000             --               --              6,000
Operating income (loss)                     --            22,731          1,907               --             24,638

Other income (expense):
  Interest expense.....................(31,751)               --            --                --            (31,751)
  Amortization of deferred
financing costs.........................(2,762)               --            --                --             (2,762)
  Equity in net income
(loss)of subsidiaries...................24,023                --            --           (24,023)                --
  Other.....................................--               162            --                --                162
Income (loss) before income
tax provision..........................(10,490)           22,893         1,907           (24,023)            (9,713)
Income tax provision........................--               507           270                --                777

Net income (loss).....................$(10,490)        $  22,386       $ 1,637         $ (24,023)         $ (10,490)

INTERNATIONAL WIRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

                                                                         TOTAL
                                                         TOTAL       NON-GUARANTOR
                                         COMPANY       GUARANTOR                       ELIMINATIONS          TOTAL
                                      -------------- --------------- --------------- ------------------ -----------------
STATEMENT OF CASH FLOWS
  FOR THE NINE MONTHS
   ENDED SEPTEMBER 30, 1997

Net cash from operating
activities.............................$(30,209)     $   63,787      $   3,001       $     --           $ 36,579
Cash flows used in
  investing activities:
Acquisition, net of cash...................  --        (58,996)             --             --            (58,996)
Capital expenditures.......................  --        (12,737)         (2,583)            --            (15,320)
Net cash used in investing
activities.................................  --        (71,733)         (2,583)            --            (74,316)
Cash flows provided by (used
in)financing          activities:
Proceeds from issuance of
long-term                               211,614         16,511              --            --             228,125
obligations......................
Repayment of long-term
obligations............................(173,916)        (1,822)             --            --            (175,738)
Cash dividends paid on
preferred stock and
repurchase of stock of Holdings.......
                                        (2,078)             --              --             --             (2,078)
 Financing fees and other...............(5,411)             --              --             --             (5,411)
Net cash provided by
financing activities....................30,209          14,689              --             --             44,898

Net change in cash and cash
equivalents...........................$.... --       $   6,743       $     418       $     --           $  7,161

                                                                          TOTAL
                                                           TOTAL      NON-GUARANTOR
                                          COMPANY        GUARANTOR                      ELIMINATIONS         TOTAL
                                       --------------- -------------- --------------- ------------------ ---------------
STATEMENT OF CASH FLOWS
  FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 1996

Net cash from operating
activities.............................$.14,515        $  5,848       $  3,033        $     --           $ 23,396
Cash flows by used in
  investing activities:
Acquisition, net of cash...............(160,259)             --             --              --           (160,259)
Capital expenditures.......................  --          (6,011)        (2,430)             --             (8,441)
Net cash used in  investing
activities.............................(160,259)         (6,011)        (2,430)             --           (168,700)
Cash flows provided by       (used
in)financing         activities:
Equity proceeds..........................45,039              --             --              --             45,039
Proceeds from issuance of
long-term                               128,200              --             --              --            128,200
obligations......................
Repayment of long-term
obligations.............................(19,695)           (440)            --              --            (20,135)
Cash dividends paid on
preferred stock............................  --              --             --              --                 --
Financing fees and other.................(7,800)             --             --              --             (7,800)
Net cash provided by
financing activities....................145,744            (440)            --              --            145,304

Net change in cash and cash
equivalents............................$...  --        $   (603)      $    603        $     --           $     --

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis includes the results of operations for the three months and nine months ended September 30, 1997 compared to the three months and nine months ended September 30, 1996, respectively. Included in the three months and nine months ended September 30, 1997 are the results of operations of Camden Wire Co., Inc. ("Camden Wire") from February 12, 1997, the date of acquisition.

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

RESULTS OF OPERATIONS
(In thousands)

                                              Three Months Ended            Nine Months Ended
                                                September 30,                   September 30,
                                           ---------------- -------------- -------------- --------------
                                                1997            1996           1997           1996
                                           ---------------- -------------- -------------- --------------

Wire sales.................................$..130,711        $   92,310       $405,867        $276,541
Harness sales..................................40,057            41,186        130,452         123,071
  Net sales...................................170,768           133,496        536,319         399,612
Cost of goods sold............................129,028           101,510        413,406         309,478
Selling, general and
administrative.................................14,863            10,485         42,582          31,063
Depreciation and amortization...................9,287             6,987         25,454          19,933
Inventory valuation adjustment.....................--                --             --           8,500
Expenses related to plant closings.................--             2,000            500           6,000
Operating income...........................$...17,590        $   12,514       $ 54,377        $ 24,638


RESULTS OF OPERATIONS

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30,1996

Net sales for the three months ended September 30, 1997 were $170.8 million, representing a $37.3 million, or 27.9%, increase compared to the third quarter of 1996. Wire segment (non-insulated and insulated wire) sales increased $38.4 million, or 41.6%, in the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. This increase was primarily the result of the acquisition of Camden Wire and increased demand in most major markets served by the Company, including computer and electronics and industrial. The three months ended September 30, 1997 included the operations of Camden Wire for the full quarter with sales of $31.5 million. Also, contributing to the increase in sales was an increase in average copper prices. In general, the Company prices its products based upon a spread over the cost of copper, which results in an increased dollar value of sales when copper prices increase. The average price of copper based upon the New York Mercantile Exchange, Inc. ("COMEX") increased to $1.02 per pound over the three months ended September 30, 1997 from $0.91 per pound over the three months ended September 30, 1996. Within the harness segment, sales decreased $1.1 million, or 2.7 %, for the three months ended September 30, 1997 compared to the same period in 1996. This decrease was due to lower sales to one of the Company's large harness customers.



Cost of goods sold as a percentage of net sales decreased to 75.6% for the three months ended September 30, 1997 from 76.0% for the three months ended September 30, 1996. This improvement reflected lower costs achieved through the transition of certain harness segment business to lower-cost Mexican facilities, savings realized from plant consolidation actions taken in 1996 and reduced material and logistics costs. Partially offsetting these improvements was the impact of higher copper prices. Because the Company's products are typically priced at a spread over the cost of copper, a higher copper price leads to a lower gross margin percentage but generally has no impact on gross margin dollars.

Selling, general and administrative expenses were $14.9 million for the three months ended September 30, 1997 compared to $10.5 million for the same period in 1996. This $4.4 million increase primarily reflected the acquisition of Camden Wire and volume related items.

Depreciation and amortization was $9.3 million for the three months ended September 30, 1997 compared to $7.0 million for the same period in 1996. The increase of $2.3 million was the result of depreciation of property, plant and equipment additions and the amortization of goodwill from the Camden Acquisition partially offset by lower amortization as the result of the goodwill impairment charge recorded in 1996.

A $2.0 million pre-tax plant closing expense charge to operations was recorded in the third quarter of 1996. The plant closing costs related to shutting down and consolidating several wire segment facilities. During the third quarter of 1997, there was no similar charge.

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

For the first nine months of 1997, net sales were $536.3 million, an increase of $136.7 million over the same period in 1996. This 34.2% increase was the result of the DWT Acquisition ("DWT"), the Camden acquisition, growth in the Company's computer and electronics, control signal and security and alarm accounts and a 6% harness segment sales increase. The increase in sales was also partially attributed to a slight increase in the average COMEX price of copper during the nine months from $1.08 in 1996 to $1.09 in 1997.

Cost of goods sold as a percentage of net sales decreased to 77.1% for the nine months ended September 30, 1997 from 77.4% for the nine months ended September 30, 1996. This improvement reflected lower current period costs achieved through the transition of certain harness segment business to lower-cost Mexican facilities, savings realized from plant consolidation actions taken in 1996 and reduced material and logistics costs. This improvement was partially offset by the impact of increasing copper prices.

Selling, general and administrative expenses were $42.6 million for the first nine months of 1997 compared to $31.1 million for the same period in 1996. This $11.5 million increase primarily reflected the addition of DWT and Camden Wire and volume related items.

Depreciation and amortization was $25.5 million for the nine months ended September 30, 1997 as compared to $19.9 million for the same period in 1996.
The increase of $5.6 million was the result of depreciation of property, plant and equipment additions and the amortization of goodwill from the Camden Acquisition partially offset by lower amortization as the result of the goodwill impairment charge recorded in 1996.

A $8.5 million pre-tax inventory valuation charge was recorded in the first nine months of 1996. This was the result of an adjustment to the LIFO valuation of copper in inventory, reflecting the decrease in the copper cost per pound from December 31, 1995 to September 30, 1996. During the first nine months of 1997, a similar decrease did not occur.

A $6.0 million pre-tax plant closing expense charge to operations was recorded in the first nine months of 1996. The plant closing costs. The plant closing costs related to shutting down and consolidating several wire segment facilities. During the same period in 1997, the Company recorded a $.5 million pre-tax charge to operations for consolidating a wire segment facility.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $36.6 million for the nine months ended September 30, 1997, compared to $23.4 million for the nine months ended September 30, 1996. The fluctuation was primarily due to the increase in net income.

Net cash used in investing activities was $74.3 million for the nine months ended September 30, 1997 and includes (i) acquisition costs of $59.0 million, related to the Camden Acquisition and (ii) capital expenditures of $15.3 million. Net cash used in investing activities was $168.7 million for the nine months ended September 30, 1996, and represented (i) acquisition costs of $160.3 million related to the DWT
Acquisition and (ii) capital expenditures of $8.4 million.

Net cash provided by financing activities was $44.9 million for the nine months ended September 30, 1997 and includes (i) repurchase of $0.7 million of Holdings common stock, (ii) proceeds of $228.1 million from the issuance of long-term obligations, (iii) net repayments of $175.7 million under debt obligations,
(iv) payments of $5.4 million related to financing fees and (v) cash dividends of $1.4 million related to the Preferred Stock. Net cash provided by financing activities was $145.3 million for the nine months ended September 30, 1996 and includes (i) proceeds of $173.2 million from the issuance of equity securities and long-term obligations, (ii) net repayments of $20.1 million under debt obligations and (iii) payments of $7.8 million related to financing fees.

PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

(a)    Exhibits
       Exhibit 27.1 - Financial Data Schedule

(b)  Reports on Form 8-K
       No reports on Form 8-K have been filed during the three months ended September 30, 1997.


SIGNATURES





Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                      INTERNATIONAL WIRE GROUP, INC.


Dated:  November 14, 1997   By   : /s/ JAMES N. MILLS
                                   ____________________________________
                            Name : James N. Mills
                            Title: Chairman of the Board and
                                   Chief Executive Officer
                                   (Principal Executive Officer of
                                   International Wire Group, Inc.)


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