Form 10-K405
period 1997-12-31
INTERNATIONAL WIRE GROUP INC
filed 1998-03-27
CIK 947429

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934
    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934
   FOR THE TRANSITION PERIOD FROM          TO

                        COMMISSION FILE NUMBER 33-93970

                         INTERNATIONAL WIRE GROUP, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      43-1705942
       (State or other jurisdiction of             (I.R.S. Employer Identification No.)
       incorporation or organization)

 101 SOUTH HANLEY ROAD, ST. LOUIS, MISSOURI                        63105
  (Address of principal executive offices)                      (Zip Code)

     Registrant's telephone number, including area code: (314) 719-1000

        Securities registered pursuant to Section 12(b) of the Act: NONE Securities registered pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.
                               [X] YES     [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. (The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing.)

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

                                                              OUTSTANDING AT
                    CLASS                                     MARCH 25, 1998
                    -----                                     --------------
                COMMON STOCK                                       1,000

                    DOCUMENTS INCORPORATED BY REFERENCE NONE

================================================================================

                                     PART I

ITEM 1. BUSINESS

GENERAL

     International Wire Group, Inc. (the "Company"), through its subsidiaries, is engaged in the design, manufacture and marketing of (i) non-insulated bare and tin-plated copper wire, (ii) insulated copper wire and (iii) wire harnesses. The Company's products are used by a wide variety of customers primarily in the appliance, computer and data communications, automotive and industrial equipment industries.

     - Non-insulated copper wire products (or conductors) are used to transmit digital, video or audio signals or conduct electricity and are sold to a variety of insulated wire manufacturers.

     - Insulated wire products (copper conductors insulated with plastic or other polymeric compounds) are incorporated in wire harnesses that control and distribute electrical current in automobiles, trucks and appliances.

     - Wire harnesses (assemblies of wires that are terminated with connectors, switches or other electrical devices) are sold to the major U.S. manufacturers of household appliances and utilized in refrigerators, washers, dryers, ranges and dishwashers.

     The principal executive offices of the Company are located at 101 South Hanley Road, Suite 400, St. Louis, Missouri 63105, and the Company's telephone number at such address is (314) 719-1000.

     The statements in this Annual Report on Form 10-K that relate to future plans, events or performance are forward-looking statements. Actual results could differ materially due to a variety of factors and the other risks described in this Annual Report and the other documents the Company files from time to time with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or that reflect the occurrence of unanticipated events.

BACKGROUND

     The Company's insulated wire manufacturing and wire harness fabrication businesses are conducted by its Wirekraft unit, which has been in the business of manufacturing wire and cable and fabricating wire harnesses for approximately 35 years. Wire harness operations began in 1952 as Burcliff Holdings Corporation ("Burcliff"). The insulated wire activities have their roots as a division of Bristol Holding Corporation ("Bristol") and were initiated approximately 35 years ago. In 1987, Burcliff was acquired by Kirtland Indiana, Limited Partnership ("KILP"), a limited partnership organized by Kirtland Capital, a private investment firm ("Kirtland"). In 1988, Kirtland acquired Bristol and contributed Bristol's insulated wire business (known as Wirekraft Industries) into KILP.

     In December 1992, an investor group led by Hicks, Muse, Tate and Furst Incorporated ("Hicks Muse") acquired (the "Original Wirekraft Acquisition") KILP and renamed the operating entity Wirekraft Industries, Inc. ("Wirekraft"). In December 1993, Wirekraft purchased the wire manufacturing business of Ristance Corporation ("Ristance"), a subsidiary of Echlin, Inc. Ristance, a manufacturer of high temperature insulated copper wire, was subsequently consolidated into Wirekraft's insulated wire business. This acquisition increased Wirekraft's capacity as well as its product offering in the automotive, appliance and motor leadwire markets. In 1994, Wirekraft completed a major expansion of its wire mill in El Paso, Texas and acquired an insulating facility in Nogales, Mexico. The El Paso expansion significantly increased the copper wire fabricating capacity of Wirekraft and provided Wirekraft with a valuable presence in the Southwestern U.S.

     In December 1994, Wirekraft acquired (the "ECM Acquisition") Electro Componentes de Mexico, S.A. de C.V. ("ECM") and certain related assets from General Electric Company ("GE"). ECM functioned as the captive appliance wire harness operation for GE's domestic appliance business. ECM has been integrated into the wire harness operations of Wirekraft and its Mexican presence provides Wirekraft significant competitive advantages. As part of the acquisition, Wirekraft entered into an eight-year supply agreement (subsequently extended through 2006) to supply substantially all of GE's U.S. wire harness requirements for major kitchen and laundry appliances.

     The Company's non-insulated wire manufacturing business is conducted by its Omega unit. The predecessor of Omega Wire, Inc. ("Omega") began operations in 1973, principally as a manufacturer of copper wire used in appliances and extension cords. In 1980, Omega acquired Auburn Wire Corporation, which expanded Omega's product offering to include shielding wire primarily used in computer and data communications applications. Omega expanded its shielding wire production capabilities in 1981 by establishing an additional facility in Hyannis, Massachusetts. In 1988, Omega was acquired by Thomas H. Lee Company and management. Omega's product offering was expanded further to include braided wire and textile products with the acquisition of Continental Cordage Corporation in 1989. In 1991, Omega acquired two manufacturing facilities in New York from Laribee Wire, a financially distressed competitor. The addition of these two facilities significantly increased Omega's capacity to manufacture tinplated wire as well as stranded and bunched wire products. In 1992, Omega acquired, in exchange for certain equipment and technology, a 20% interest in Changzhou Omega Wire Co., Ltd., a newly formed joint venture based in The People's Republic of China. This venture enabled Omega to participate indirectly in markets outside the U.S. In March 1995, Omega was acquired by an investor group (including management) led by Hicks Muse (the "Original Omega Acquisition").

     International Wire Holding Company ("Holding"), the sole stockholder of the Company, and the Company were incorporated in Delaware in April 1995 by Hicks Muse for the purpose of combining the operations of Wirekraft and Omega (the "Wirekraft/Omega Combination"). In June 1995, through a series of acquisitions and mergers, the Company consummated the Wirekraft/Omega Combination with debt and equity financing valued at $420.6 million.

     On March 5, 1996, Wire Technologies, Inc. ("Wire Technologies"), a wholly-owned subsidiary of the Company, acquired the businesses of Hoosier Wire, Inc., Dekko Automotive Wire, Inc., Albion Wire, Inc. and Silicones, Inc., a group of affiliated companies operating together under the trade name Dekko Wire Technology Group ("Dekko") for total consideration of approximately $173.2 million (the "DWT Acquisition"). Dekko was engaged in the design, manufacture and marketing of insulated and non-insulated copper wire.

     On February 12, 1997, the Company acquired all of the issued and outstanding common stock of Camden Wire Co., ("Camden") a wholly-owned subsidiary of Oneida LTD., for total consideration of approximately $65 million (the "Camden Acquisition"). Camden was engaged in the design, manufacture and marketing of non-insulated bare and tin-plated copper wire.

PRODUCTS AND MARKETS

     The Company is engaged in the design, manufacture and marketing of (i) non-insulated bare and tin-plated copper wire, (ii) insulated copper wire and
(iii) wire harnesses. The Company's products are used by a variety of end users, primarily in the appliance, computer and data communications, automotive and industrial equipment industries. See Note 13 of the Company's Consolidated Financial Statements for business segment information.

     The following is a description of the Company's primary products and markets served:

Non-Insulated Wire

     The Company's non-insulated copper conductors are primarily used to (i) transmit digital, video and audio signals that generally control motor functions in appliances and industrial equipment, HVAC systems, safety control systems and switching equipment and (ii) conduct electricity. The Company's non-insulated wire products are sold primarily to wire insulators, who apply various insulating materials to the conductors through an extrusion process. These wire insulators, in turn, sell the insulated wire to a variety of customers, many of which are in the computer and data communications industries. Within these industries, the

Company's non-insulated wire is generally used in wire and cable products that
(i) connect circuit boards inside personal computers ("PCs"), (ii) join PCs to peripheral equipment and (iii) link PCs in local area and wide area networks.

     The Company also manufactures non-insulated wire which is used in a variety of industrial markets including appliance, fine wire automotive, mining and mass transportation. The Company's non-insulated wire is used to transmit power and signals that generally control (i) motor functions in appliances and industrial equipment and (ii) ventilation systems, safety control systems and switching equipment.

     The Company manufactures a broad array of non-insulated copper conductors including the following:

     - Single End Wire. Single end wire is an individual wire drawn to the customer's size requirements ranging from .08 to .002 inches in diameter. Single end wire is used to transmit digital, video and audio signals or low voltage current in a variety of wire products used in motor controls, local area networks, security systems, television or telephone connections inside homes and buildings, and water sprinkler systems. Single end wire is capable of transmitting signals or electrical current only between two distinct end points (terminals) such as between an on-off switch and the starter to a motor. Single end wire is generally the least expensive form of wire to produce due to its simple configuration.

     - Stranded Wire. Stranded wire is comprised of a number of single end wires, twisted together in a specific geometric pattern, where each individual wire's relative position is preserved throughout the length of the strand. Like single end wire, stranded wire transmits digital, video and audio signals or low voltage current but is capable of connecting multiple terminals. This type of wire is the primary wire used in appliance and automotive wire harnesses. In addition, stranded wire is typically used in wire and cable products that (i) connect peripherals such as printers to a computer, (ii) connect the internal components of a PC, and (iii) control HVAC, security and other functions inside buildings.

     - Bunched Wire. Bunched wire is comprised of a number of single end wires that are twisted in a random pattern rather than a specific geometric pattern. Bunched wire is commonly used for transmission of electrical current in lighting fixture cords, extension cords and power cords for portable power hand tools. This type of wire provides improved flexibility (versus single end wire) while maintaining its ability to carry electrical currents.

     - Shielding Wire. Shielding wire is comprised of varying numbers of single end wire which are wound together in parallel construction around a bobbin. Shielding wire does not transmit signals or voltage but rather shields the signal traveling through the core conductor from outside interference. This type of wire is primarily used in data communication applications.

     - Cabled Wire and Braided Wire. Cabled wire and braided wire are combinations of single, bunched or stranded wire twisted together in various patterns and thickness. These wires transmit electrical current and are typically used in mining, mass transportation, automotive and other industrial applications.

Insulated Wire

     The Company's insulated wire products are sold primarily to companies that assemble wire harnesses for installation in automobiles or appliances. The Company manufactures a diverse array of insulated wire products including the following:

     - PVC Lead Wire and Cable. PVC lead wire and cable is copper wire that has been insulated with polyvinyl chloride ("PVC"). This product is used primarily in automotive wire harnesses located behind the instrument panel or in the vehicle body that control certain functions including turn signals and air bags.

     - JIS Wire. JIS wire is copper wire insulated with PVC that is produced according to Japanese Industrial Standards ("JIS"). The primary difference between domestic PVC wire and JIS wire is that JIS wire is manufactured to metric dimensions and generally has thinner insulation than products manufactured according to U.S. Society of Automotive Engineers Standards. JIS wire is used primarily in automotive wire harnesses located behind the instrument panel or in the vehicle body.

     - XLPE Insulated Wire. Cross-linked polyethylene ("XLPE") wire is copper wire insulated with polyethylene that is subjected to heat and steam pressure ("cross-linking") to make the wire resistant to high temperatures. This product's primary application includes use in high temperature environments such as the engine compartment of vehicles and in electric ranges.

     - PVC Insulated Cord. PVC insulated cord is insulated wire that is surrounded with fillers and then jacketed with PVC insulation. This product is used primarily for wall-plug applications (cord sets) in the appliance and power tool industries.

     - Appliance Wire. Appliance wire is copper wire primarily insulated with PVC and used in producing harnesses for a variety of appliances. The Company also manufactures high temperature wire, insulated with silicone, used primarily in electric ranges and niche applications such as resistance heaters, motor leads and lighting products.

Wire Harnesses

     A wire harness is comprised of an assembly of wires with connectors and terminals attached to their ends that transmit electricity between two or more end points. For example, a wire harness used in a washing machine will link the washing machine's control panel with its other electrical components, such as the motor. The Company supplies wire harnesses to most of the leading domestic appliance manufacturers, including GE, Frigidaire, Whirlpool and Amana.

Other Products

     The Company also participates in several niche businesses oriented around its expertise and marketing presence in the appliance industry, including resistance and appliance heaters. In addition, the Company produces truck trailer cable assemblies that transmit electrical current from the tractor to the trailer.

INDUSTRY TRENDS

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

     With NAFTA and competitive pressures, the automotive and appliance industry accelerated the shifting of production of wire harness assemblies to lower cost Mexican operations. In order to address the market's demands, the Company purchased ECM in December 1994 and began moving production from the Midwest to the Southwest and Mexico to retain its long-standing relationship with certain major customers and to achieve cost efficiencies. As the Company increased the transition of wire harness production to Mexican facilities it began closing several domestic wire harness facilities in fiscal 1995.

     At the time of the acquisition of KILP in 1992, the automotive marketplace accepted KILP's manufacturing philosophy and approach to customer service. KILP's manufacturing philosophy was geared toward meeting long lead-time orders for large quantities of certain types of automotive insulated wire. However, due to overall economic trends and changes within the automotive industry, KILP's customer base began to decrease the number and frequency of long lead-time orders and increased the number and frequency of short lead-time orders for small quantities of insulated wire. This allowed customers the ability to further reduce their on-hand inventories and led to more demanding customer service expectations and a change in KILP's production philosophy to fill the small orders and meet stringent delivery schedules. As a result, KILP's operating costs increased, because shorter production runs created more downtime, an increased number of setups and higher scrap rates. This shift was a significant factor in the Company's decision to acquire Dekko, which utilized product line focused facilities which were geared for shorter production runs and had a history of superior customer service and on-time delivery operating on that basis. In addition, several of these facilities were strategically located near the Southwest and Mexico. As the Company began integrating facilities purchased in the DWT Acquisition, it began closing several insulated wire facilities in fiscal 1996 and relocating production capacity.

MARKETING AND DISTRIBUTION

     The Company sells its products through a combination of direct (Company-employed) sales people, manufacturer's representatives and distributors. The Company's sales organization is supported by an internal marketing staff and customer service groups. Collectively, these departments act as a bridge between the Company's customers and its production and engineering staff. The Company's engineers work directly with customers in designing the wire or wire harness products to the customer's exact specifications. In addition, engineers work closely with the Company's production managers, quality supervisors and customer service representatives to ensure the timely delivery of quality products.

KEY CUSTOMERS

     The Company sells its products primarily to major appliance manufacturers, automotive wire harness manufacturers and copper wire insulators who then sell to a diverse array of end users. A substantial percentage of the Company's total sales are to GE. Sales to GE accounted for approximately 14%, 18% and 19% of the Company's total sales in 1997, 1996 and 1995, respectively. In connection with the ECM Acquisition, the Company entered into a supply agreement with GE, which expires December 31, 2006 pursuant to which the Company supplies substantially all of GE's U.S. wire harness requirements for major kitchen and laundry appliances.

RAW MATERIALS

     The principal raw material used by the Company is copper, which is purchased in the form of 5/16 inch rod from the major copper producers in North America. Copper rod prices are based on market prices, which are generally established by reference to the New York Mercantile Exchange, Inc. ("COMEX") prices, plus a premium charged to convert copper cathode to copper rod and deliver it to the required location. As a world traded commodity, copper prices have historically been subject to fluctuations. However, the Company generally passes the copper cost through to its customers. Management has no reason to believe that this practice will change.

     Other major raw materials consumed by the Company include PVC resin, plasticizer, XLPE compound, and a wide variety of electro-mechanical components. The Company enters into long term supply agreements on a wide variety of materials consumed. Supplies on all critical materials are currently adequate to meet market needs.

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

     Non-Insulated Wire. As of December 31, 1997, the Company had ten facilities dedicated to the production and distribution of non-insulated wire. Five of these facilities are located in New York, two are located in Arkansas, one facility is located in Indiana, one facility is located in Texas and one facility is located in California. The manufacturing of non-insulated wire consists of three processes: wire drawing, plating and bunching and stranding.

     - Wire Drawing Process. Wire drawing involves a multi-step process in which 5/16 inch copper rod is drawn through a series of dies of decreasing diameters.

     - Plating Process. After being drawn, the Company's wire products may be plated through an electro-plating process. The Company has the capability to plate copper wire with tin and other metals. Approximately 30% of the Company's non-insulated wire products are plated with tin. The plating process prevents the bare copper from oxidizing and also allows the wire to be soldered, which is an important quality in many electrical applications.

     - Bunching and Stranding Process. Bunching and stranding is the process of twisting together single strand wires to form a construction ranging from seven to over 200 strands. If the wire is bunched, the individual strands of wire are twisted together in a random pattern. Bunched wire is typically used in power cords for lights and appliances. Stranded wire is composed of a number of single end wires twisted together in a specific geometric pattern where each strand's relative position is maintained throughout the length of the wire. Stranded wire is typically used in security systems, audio systems and intercom systems.

     Insulated Wire. As of December 31, 1997, the Company had sixteen manufacturing and distribution facilities used to produce and distribute insulated wire. Seven of these facilities are located in Indiana, five are located in Texas, two are located in Alabama, one is located in Mexico and one is located in the Philippines. The production of insulated wire starts with non-insulated wire (primarily manufactured internally) and involves the following two processes:

     - Compounding Process. The Company produces PVC, polyethylene, rubber and silicone insulation formulations from basic components utilizing its own computerized mixing and blending systems and utilizes purchased compounds. The Company is capable of producing polymeric insulation compounds that meet specific customer requirements.

     - Extrusion Process. The Company insulates wire products with a polymeric insulating compound through an extrusion process. Extrusion involves the feeding, melting and pumping of insulating compounds through a die to shape it into its final form on the wire. In order to enhance the insulation properties of certain products, certain polymeric compounds can be cross-linked chemically after the extrusion process. The Company has extensive chemical cross-linking capabilities.

     Wire Harnesses. As of December 31, 1997, the Company had two wire harness manufacturing facilities in the U.S., one in Ohio and one in Indiana, two manufacturing facilities located in Mexico and a distribution facility in Texas. The manufacturing of wire harnesses involves the following four-step process:

     - Cutting and Stripping. Insulated copper wire, obtained primarily from internal sources, is fed through cutting machines that are programmed to cut wire to a certain length, strip the end of the wire and attach terminals or connectors.

     - Splicing and Connecting. In the second process, the lengths of wire are spliced or joined together and additional connectors and/or terminals are attached. Splicing, like cutting and stripping, lends itself to automation.

     - Harness Assembly. Once these two preparatory stages have been completed, the cut and spliced wires are brought to the assembly area. Assembly boards are used to guide each employee on the assembly line in the placement of designated wires.

     - Quality Control. After assembly, each harness is tested for continuity and analyzed by a trained inspector. Every assembly board is equipped with 100% continuity testers that are designed into the assembly board. These testers will pinpoint any defective circuits for repair or rework.

COMPETITION

     As a result of the diversity of the Company's product lines, the Company believes that no single competitor competes with the Company across the entire spectrum of the Company's product lines. However, in each of the Company's business segments, the Company experiences competition from at least one major competitor. The Company competes primarily on the basis of quality, reliability, price, reputation, customer service and delivery time. The Company believes it maintains a leading market share position in the non-captive (defined as third party purchases from independent suppliers) U.S. market for each of its business segments.

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

EMPLOYEES

     As of December 31, 1997, the Company employed approximately 7,200 full time employees, of which approximately 4,400 were located in Mexico and approximately 90 (all located at the Company's plant in Rolling Prairie, Indiana) were represented by a labor union. The Company's collective bargaining agreement with the union expires on March 12, 2000. The Company believes that it has a good relationship with its employees.

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

     As is the case with most manufacturers, the Company could incur costs relating to environmental compliance, including remediation costs related to historical hazardous materials handling and disposal practices at certain facilities, although it does not believe that such costs would materially and adversely affect the Company. In the past the Company has undertaken remedial activities to address on-site soil contamination caused by historic operations. None of these activities have resulted in any material liability. Currently, the Company is involved with environmental monitoring activities at its Camden, New York and Jordan, New York facilities.

     The Company currently does not anticipate that compliance with environmental laws or regulations or the costs to remediate the sites discussed above will have material adverse effect on the Company's operations, financial condition or competitive position. As mentioned above, however, the risk of environmental liability and remediation costs is inherent in the nature of the Company's business and, therefore, there can be no assurances that material environmental costs, including remediation costs, will not arise in the future. In addition, it is possible that future developments (e.g., new regulations or stricter regulatory requirements) could result in the Company incurring material costs to comply with applicable environmental laws and regulations.

ITEM 2. PROPERTIES

     The Company uses owned or leased properties as manufacturing facilities, warehouses and offices throughout the United States, Mexico and the Philippines. The Company's principal executive offices are located in St. Louis, Missouri. The Company considers its plants and equipment to be modern and well maintained and providing adequate production capacity to meet expected demand for its products. Substantially all of the Company's owned properties are pledged to secure the Company's indebtedness under the Company's Amended and Restated Credit Agreement dated as of February 12, 1997, with the Chase Manhattan Bank, Bankers Trust Company and the other lenders party thereto, as amended (the "Amended and Restated Credit Agreement").

     Listed below are the principal manufacturing and distribution facilities operated by the Company as of December 31, 1997:

            LOCATION               SQUARE FEET   OWNED/LEASED       PRIMARY PRODUCTS/END USE
            --------               -----------   ------------       ------------------------
NON-INSULATED WIRE
  Camden, NY.....................    450,000         Owned      Single End, Bunched, Stranded,
                                                                  Cabled and Electroplated Wire
  Williamstown, NY...............    210,000         Owned      Single End, Bunched, Stranded and
                                                                  Cabled Wire
  Bremen, IN.....................    175,000         Owned      Bunched Wire
  Camden, NY.....................    150,000        Leased      Single End, Bunched, Stranded and
                                                                  Cabled Wire
  Pine Bluff, AR.................    130,000         Owned      Single End, Bunched, Stranded and
                                                                  Cabled Wire
  Jordan, NY.....................    120,000        Leased      Single End, Bunched, Stranded,
                                                                  Shielding and Cabled Wire
  Cazenovia, NY..................     60,000         Owned      Braided Wire
  El Paso, TX....................     57,000         Owned      Bunched Wire
  Pine Bluff, AR.................     40,000         Owned      Shielding, Fine Pigtail and
                                                                Braided Wire
  Cerritos, CA...................     19,000        Leased      Distribution
INSULATED WIRE
  Rolling Prairie, IN............    200,000         Owned      Automotive and Appliance
  Cebu, Philippines..............    135,000         Owned      Automotive
  Avilla, IN.....................    119,000         Owned      Appliance
  Elkmont, AL....................    118,000         Owned      Automotive
  El Paso, TX....................    101,000        Leased      Automotive
  El Paso, TX....................     90,000         Owned      Automotive
  Corunna, IN....................     72,000         Owned      Appliance
  Kendallville, IN...............     61,000        Leased      Appliance and Automotive
  Kendallville, IN...............     60,000         Owned      Appliance and Automotive
  El Paso, TX....................     60,000         Owned      Automotive
  El Paso, TX....................     50,000        Leased      Distribution
  Ardmore, AL....................     45,000         Owned      Automotive
  Nogales, Mexico................     42,000        Leased      Automotive
  Albion, IN.....................     39,000         Owned      Appliance and Automotive
  Corunna, IN....................     32,000         Owned      Appliance
  El Paso, TX....................     28,000        Leased      Automotive
WIRE HARNESSES
  Juarez, Mexico.................    120,000        Leased      Appliance
  Chihuahua, Mexico..............    100,000         Owned      Appliance
  Bucyrus, OH....................     47,000        Leased      Truck Trailers, Farm Machinery
                                                                and Appliance
  El Paso, TX....................     38,000        Leased      Distribution
  Mishawaka, IN..................     29,000         Owned      Appliance, HVAC and Lawn and
                                                                  Garden

     The leases on the Company's Camden, New York and Jordan, New York facilities have remaining terms of approximately 14 years. During 1997, the Company purchased the notes that were collateralized by the Camden and Jordan properties from an unrelated creditor. The Company negotiated a payment schedule with the lessor which allows the lessor to retain title to the property until the termination of the lease at which time, the Company will have the option to purchase the properties for a nominal purchase price.

     The lease on the Company's Juarez, Mexico facility has a remaining term of approximately five years. The leases on the Company's Bucyrus, Ohio, Nogales, Mexico and Cerritos, California facilities have remaining terms of approximately two years. The leases on the Company's Kendallville, Indiana and three insulated wire facilities in El Paso, Texas have remaining terms of approximately one year. The Company's wire harness facility in El Paso, Texas has a remaining term of approximately one year with an option to renew for two additional 3-year terms.

     Additionally, in February 1998, the Company entered into a lease agreement for a 91,000 square foot production facility in Chihuahua, Mexico. The Company expects to begin production at this facility in March 1998. The lease has a term of 10 years.

     The Company believes its facilities are suitable for their present and intended purposes and adequate for the Company's current level of operations.

ITEM 3. LEGAL PROCEEDINGS

     The Company is a party to various legal proceedings and administrative actions, all of which are of an ordinary or routine nature incidental to the operations of the Company. The Company was served with notice of an action styled Whirlpool Corporation v. Wirekraft Industries, Inc. (Case No. 97-2039-CK-T), initiated in the Second Judicial Circuit of the State of Michigan, Berrien County Trial Court, Civil Division, on August 8, 1997. The action relates to a product liability claim related to certain wire harness products supplied to Whirlpool by one of the Company's predecessors during 1991 and 1992. The complaint filed with respect to such lawsuit does not specify an amount of damages. The Company is investigating the merits of the claim as well as the Company's rights of indemnification from involved third-party suppliers and the Company's related insurance coverage. In the opinion of the Company's management, all such proceedings and actions should not, individually or in the aggregate, have a material adverse effect on the Company's results of operations, financial condition or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders in the fourth quarter of 1997.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

     All of the Company's outstanding common stock is held by Holding and there is no established public trading market for such. The Company has paid no dividends to common stockholders since inception and does not have any present intention to commence payment of any cash dividends. The Company intends to retain earnings to provide funds for operation and expansion of the Company's business and to repay outstanding indebtedness. The Company's ability to pay such dividends is limited by the terms of its Amended and Restated Credit Agreement and the Indentures relating to its 11 3/4% Senior Subordinated Notes due 2005, its 14% Senior Subordinated Notes due 2005 and its 11 3/4% Series B Senior Subordinated Notes due 2005 (collectively, the "Senior Subordinated Notes").

ITEM 6. SELECTED FINANCIAL DATA

THE COMPANY

     The selected financial data below presents the financial information for the seven months ended December 31, 1995 and for the years ended December 31, 1996 and December 31, 1997, as derived from the audited consolidated financial statements of the Company. The selected financial data should be read in conjunction with the consolidated financial statements of the Company and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere herein.

                                                         SEVEN MONTHS
                                                            ENDED        YEAR ENDED     YEAR ENDED
                                                         DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                             1995           1996           1997
                                                         ------------   ------------   ------------
                                                                       (IN THOUSANDS)
RESULTS OF OPERATIONS:
  Net sales............................................   $ 245,583      $ 546,981       $695,148
  Cost of goods sold...................................     195,221        420,823        530,310
  Selling, general and administrative expenses.........      17,129         43,885         56,703
  Depreciation and amortization........................      11,020         31,341         36,026
  Impairment, unusual and plant closing charges(1).....       1,750         84,250          2,000
  Inventory valuation adjustment(2)....................          --          8,500          8,500
                                                          ---------      ---------       --------
  Operating income (loss)..............................      20,463        (41,818)        61,609
  Interest expense.....................................     (19,931)       (43,013)       (50,939)
  Amortization of deferred financing costs.............      (1,468)        (3,701)        (3,932)
  Other (expense) income...............................        (158)           312           (103)
                                                          ---------      ---------       --------
  Income (loss) before income tax provision and
     extraordinary item................................      (1,094)       (88,220)         6,635
  Income tax provision.................................       2,197          1,262          2,654
                                                          ---------      ---------       --------
  Income (loss) before extraordinary item..............      (3,291)       (89,482)         3,981
  Extraordinary item(3)................................          --             --         (2,991)
                                                          ---------      ---------       --------
          Net income (loss)............................   $  (3,291)     $ (89,482)      $    990
                                                          =========      =========       ========
OTHER DATA:
  EBITDA, as adjusted(4)...............................   $  33,233      $  82,273       $108,135
  Capital expenditures.................................   $   5,751      $  15,849       $ 27,760
  Total assets.........................................   $ 427,920      $ 531,020       $628,048
  Long-term obligations (including current
     maturities).......................................   $ 338,677      $ 447,667       $523,795
CASH FLOW DATA:
  Net cash from (used in) operating activities.........   $  13,334      $  31,980       $ 33,998
  Net cash from (used in) investing activities.........   $(346,797)     $(176,108)      $(86,756)
  Net cash from (used in) financing activities.........   $ 333,463      $ 144,128       $ 52,758

---------------

(1) Represents charges relating to plant closings in the amounts of $1,750, $6,000 and $2,000 in the seven months ended December 31, 1995, the year ended December 31, 1996 and the year ended December 31, 1997, respectively. In addition, included in the year ended December 31, 1996 are charges to write-off goodwill principally related to the acquisition of Wirekraft in the amount of $78,250. See Note 10 to the Company's consolidated financial statements.

(2) Represents a pre-tax inventory valuation charge to reduce the last in, first out ("LIFO") valuation of copper in inventory as a result of the decline in the average price of copper during 1996 and 1997. See Note 4 to the Company's consolidated financial statements.

(3) The extraordinary item in the year ended December 31, 1997 represents a $2,991 loss on the early extinguishment of debt (net of income taxes of $1,995).

(4) As used herein, "EBITDA, as adjusted" is defined as operating income (loss) adjusted to exclude depreciation, amortization of intangible assets, impairment, unusual and plant closing charges and other one-time charges. EBITDA is presented because (i) it is a widely accepted indicator of a company's ability to incur and service debt and (ii) it is the basis on which the Company's compliance with certain financial covenants contained in the Indentures relating to its Senior Subordinated Notes and the Amended and Restated Credit Agreement is principally determined. However, EBITDA, as adjusted, does not purport to represent cash provided by operating activities as reflected in the Company's consolidated statements of cash flow, is not a measure of financial performance under generally accepted accounting principles ("GAAP") and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Also, the measure of EBITDA, as adjusted, may not be comparable to similar measures reported by other companies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

WIREKRAFT (PREDECESSOR COMPANY)

     The selected financial data presented below presents the financial information of Wirekraft for the periods indicated. The data for the period December 22, 1992 through November 30, 1993, the year ended November 30, 1994 and the six months ended May 31, 1995 are derived from the audited consolidated financial statements of Wirekraft. In connection with the ECM Acquisition, WB Holdings Inc. became a wholly owned subsidiary of Wirekraft, and, accordingly, references to Wirekraft shall include WB Holdings Inc. The following information should be read in conjunction with the audited consolidated financial statements of Wirekraft and the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere herein.

                                              DECEMBER 22,
                                              1992 THROUGH     YEAR ENDED      SIX MONTHS
                                              NOVEMBER 30,    NOVEMBER 30,    ENDED MAY 31,
                                                1993(1)           1994            1995
                                              ------------    ------------    -------------
                                                             (IN THOUSANDS)
RESULTS OF OPERATIONS:
  Net sales.................................   $ 181,188        $240,972        $168,053
  Cost of goods sold........................     150,092         201,602         138,851
  Selling, general and administrative
     expenses...............................      10,582          14,319          13,301
  Depreciation and amortization.............       4,496           6,435           6,474
  Compensation expense......................          --              --             895(2)
  Expenses related to sale..................          --              --             501(3)
  Expenses related to plant closings........          --              --           2,000(4)
                                               ---------        --------        --------
  Operating income..........................      16,018          18,616           6,031
  Interest expense..........................      (8,645)        (10,565)         (8,020)
  Amortization of deferred financing
     costs..................................      (1,677)         (1,995)         (1,657)
                                               ---------        --------        --------
  Income (loss) before income taxes and
     extraordinary item.....................       5,696           6,056          (3,646)
  Income tax provision (benefit)............       3,155           3,023          (2,114)
                                               ---------        --------        --------
  Income (loss) before extraordinary item...       2,541           3,033          (1,532)
  Extraordinary item........................          --              --          (7,835)(5)
                                               ---------        --------        --------
          Net income (loss).................   $   2,541        $  3,033        $ (9,367)
                                               =========        ========        ========
OTHER DATA:
  EBITDA, as adjusted(6)....................   $  20,514        $ 25,051        $ 15,901
  Capital expenditures......................   $   3,705        $  6,248        $  2,914
  Total assets..............................   $ 146,671        $178,488        $241,277
  Long-term obligations (including current
     maturities)............................   $  93,123        $111,639        $148,386
CASH FLOW DATA:
  Net cash from (used in) operating
     activities.............................   $   8,620        $  2,318        $ (3,921)
  Net cash from (used in) investing
     activities.............................   $(115,026)       $(18,002)       $(47,887)
  Net cash from (used in) financing
     activities.............................   $ 106,646        $ 17,497        $ 51,663

---------------

(1) On December 21, 1992, WB Holdings Inc., through the Original Wirekraft Acquisition, acquired all of the issued and outstanding common stock of Bristol and Burcliff.

(2) Represents payments to senior management of Wirekraft for the redemption of employee stock options in connection with the Wirekraft/Omega Combination.

(3) Represents non-recurring expenses of Wirekraft associated with the Wirekraft/Omega Combination, which included, among other things, brokerage and legal fees.

(4) Represents expenses related to the closing of certain domestic wire harness facilities.

(5) The extraordinary item in the six months ended May 31, 1995 represents a $7,835 loss on early extinguishment of debt (net of income tax of $4,930).

(6) As used herein, "EBITDA, as adjusted" is defined as operating income (loss) adjusted to exclude depreciation, amortization of intangible assets, impairment, unusual and plant closing charges and other one-time charges. EBITDA is presented because (i) it is a widely accepted indicator of a company's ability to incur and service debt and (ii) it is the basis on which the Company's compliance with certain financial covenants contained in the Indentures relating to its Senior Subordinated Notes and the Amended and Restated Credit Agreement is principally determined. However, EBITDA, as adjusted, does not purport to represent cash provided by operating activities as reflected in the Company's consolidated statements of cash flow, is not a measure of financial performance under GAAP and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Also, the measure of EBITDA, as adjusted, may not be comparable to similar measures reported by other companies. An adjustment was made to EBITDA for the year ended November 30, 1993 in the amount of $1,455. This adjustment represents charges to operations incurred by KILP but not assumed by the Company.

OMEGA (PREDECESSOR COMPANY)

     The selected financial data below presents the financial information of Omega and its predecessor, THL-Omega Holding Corporation ("THL-Omega") for the periods indicated. The data for the years ended December 31, 1993 and 1994 and the three months ended March 31, 1995 are derived from the audited consolidated financial statements of THL-Omega. The data for the two months ended May 31, 1995, are derived from the audited consolidated financial statements of Omega. The following information should be read in conjunction with the audited consolidated financial statements of THL-Omega and Omega and the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere herein.

                                                         THL-OMEGA                        OMEGA
                                           -------------------------------------        ---------
                                                                         THREE             TWO
                                                                        MONTHS           MONTHS
                                           YEAR-ENDED DECEMBER 31,       ENDED            ENDED
                                           ------------------------    MARCH 31,         MAY 31,
                                             1993           1994         1995            1995(1)
                                           ---------      ---------    ---------        ---------
                                                      (IN THOUSANDS)
RESULTS OF OPERATIONS:
  Net sales..............................  $107,004       $134,457      $38,736         $  23,295
  Cost of goods sold.....................    80,276         98,012       29,401            17,512
  Selling, general and administrative
     expenses............................    12,061         10,839        2,651             1,639
  Depreciation and amortization..........     5,191          5,761        1,459             1,233
  Compensation expense...................        --             --        9,715(2)             --
  Expenses related to sale...............        --             --        1,689(3)             --
                                           --------       --------      -------         ---------
  Operating income (loss)................     9,476(4)      19,845       (6,179)            2,911
  Interest expense.......................    (6,026)        (5,932)      (1,478)           (1,797)
  Amortization of deferred financing
     costs...............................      (289)          (262)         (50)             (238)
  Other income...........................       772            296           32                --
                                           --------       --------      -------         ---------
  Income (loss) before income taxes and
     extraordinary item..................     3,933         13,947       (7,675)              876
  Income tax provision...................     1,892          5,787          484               171
                                           --------       --------      -------         ---------
  Income (loss) before extraordinary
     item................................     2,041          8,160       (8,159)              705
  Extraordinary item.....................        --             --       (1,148)(5)        (4,044)(6)
                                           --------       --------      -------         ---------
          Net income (loss)..............  $  2,041       $  8,160      $(9,307)        $  (3,339)
                                           ========       ========      =======         =========
OTHER DATA:
  EBITDA, as adjusted(7).................  $ 14,667(4)    $ 25,606      $ 6,684         $   4,144
  Capital expenditures...................  $  3,683       $  8,667      $ 1,597         $     581
  Total assets...........................  $ 85,868       $101,675      $97,657         $ 176,659
  Long-term obligations (including
     current maturities).................  $ 58,174       $ 56,093      $54,615         $ 128,116
CASH FLOW DATA:
  Net cash from (used in) operating
     activities..........................  $ 10,070       $ 11,064      $ 3,604         $   4,987
  Net cash from (used in) investing
     activities..........................  $ (3,683)      $ (8,667)     $(1,597)        $(159,661)
  Net cash from (used in) financing
     activities..........................  $ (6,380)      $ (2,081)     $(1,536)        $ 154,674

---------------

(1) On March 31, 1995, Omega, through the Original Omega Acquisition, acquired all of the issued and outstanding common stock of THL-Omega.

(2) Represents payments to senior management for the redemption of stock options and stock that was issued immediately prior to the Original Omega Acquisition for consideration less than the fair value.

(3) Represents expenses of the sellers associated with the Original Omega Acquisition.

(4) During 1993 a charge of approximately $3,100 was recorded related to certain one-time bad debt write-offs. Excluding the effects of this charge, operating income and EBITDA, as adjusted, would have been $12,576 and $17,767, respectively.

(5) The extraordinary item in the three months ended March 31, 1995 represents a $1,148 loss on early extinguishment of debt (net of income taxes of $765).

(6) The extraordinary item in the two months ended May 31, 1995 represents a $4,044 loss on early extinguishment of debt (net of income taxes of $2,082).

(7) As used herein, "EBITDA, as adjusted" is defined as operating income (loss) adjusted to exclude depreciation, amortization of intangible assets, impairment, unusual and plant closing charges and other one-time charges. EBITDA is presented because (i) it is a widely accepted indicator of a company's ability to incur and service debt and (ii) it is the basis on which the Company's compliance with certain financial covenants contained in the Indentures relating to its Senior Subordinated Notes and the Amended and Restated Credit Agreement is principally determined. However, EBITDA, as adjusted, does not purport to represent cash provided by operating activities as reflected in the Company's consolidated statements of cash flow, is not a measure of financial performance under GAAP and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Also, the measure of EBITDA, as adjusted, may not be comparable to similar measures reported by other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     To facilitate a meaningful comparison, the following discussion and analysis includes combined results of operations of the Company, Wirekraft, Omega and ECM for periods prior to the Wirekraft/Omega Combination. These combined results of operations have not been prepared in accordance with GAAP, which does not allow for the aggregation of financial data for entities that are not under common ownership. Nevertheless, management believes that the aggregate financial information shown below for the periods prior to the Wirekraft/Omega Combination is helpful in understanding the past operations of the companies combined in the Wirekraft/Omega Combination. The Company in June 1995, through a series of mergers and acquisitions, consummated the Wirekraft/Omega Combination. As a result of certain transactions, including the Wirekraft/Omega Combination, the Original Omega Acquisition and the ECM Acquisition, the Company incurred substantial indebtedness and recorded significant amounts of goodwill, which resulted in interest and amortization expenses for the Company substantially greater than the interest and amortization expenses incurred by the Company's predecessors. Additionally, the accounting bases for the Company's predecessors differ from the accounting bases of the Company. Therefore, the results of operations data for the Company's predecessors are not directly comparable to the results of operations data for the Company, and the Company cautions investors against placing undue reliance on the comparative information contained herein.

     The Company conducts its operations through two segments: (i) wire products, which includes both non-insulated and insulated wire, and (ii) wire harness products. The table below sets forth the major components of the results of operations on a historical combined basis for the five months ended May 31, 1995 and on a historical basis for the seven months ended December 31, 1995, the year ended December 31, 1996 and the year ended December 31, 1997 and should be used in reviewing the discussion and analysis of results of operations and liquidity and capital resources.

     Included in fiscal year 1995, and referred to as "Historical Combined Fiscal Year Ended December 31, 1995," is the five month period ended May 31, 1995 of Wirekraft, the three month period ended March 31, 1995 of THL-Omega, the two month period ended May 31, 1995 of Omega (collectively referred to as "Historical Combined Five Months Ended May 31, 1995") and the seven month period ended December 31,

1995 of the Company. The results of operations of Dekko and Camden are not included in the Historical Combined Fiscal Year Ended December 31, 1995.

     Included in the year ended December 31, 1996 is the year ended December 31, 1996 of the Company, which includes the results of operations of Wire Technologies from March 5, 1996, the date of the DWT Acquisition. The results of operations of Camden are not included in the year ended December 31, 1996. Included in the year ended December 31, 1997 is the year ended December 31, 1997 of the Company, which includes the results of operations of Camden from February 12, 1997, the date of the Camden Acquisition.

                             RESULTS OF OPERATIONS

                                   PREDECESSORS                     THE COMPANY
                                   ------------      ------------------------------------------
                                   FIVE MONTHS       SEVEN MONTHS
                                      ENDED             ENDED        YEAR ENDED     YEAR ENDED
                                     MAY 31,         DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                       1995              1995           1996           1997
                                   ------------      ------------   ------------   ------------
                                                  (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
  Wire sales.....................    $131,831          $161,741       $385,627       $529,718
  Wire harness sales.............      77,279            83,842        161,354        165,430
                                     --------          --------       --------       --------
          Net sales..............     209,110           245,583        546,981        695,148
  Cost of goods sold.............     167,456           195,221        420,823        530,310
  Selling, general and
     administrative expenses.....      15,714            17,129         43,885         56,703
  Depreciation and
     amortization................       8,313            11,020         31,341         36,026
  Impairment, unusual and plant
     closing charges.............       2,000             1,750         84,250          2,000
  Inventory valuation
     adjustment..................          --                --          8,500          8,500
  Compensation expense...........      10,610                --             --             --
  Expenses related to sale.......       2,190                --             --             --
                                     --------          --------       --------       --------
          Operating income
            (loss)...............    $  2,827          $ 20,463       $(41,818)      $ 61,609
                                     ========          ========       ========       ========

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     Net sales for the year ended December 31, 1997 were $695.1 million, representing a $148.2 million, or 27.1%, increase over the year ended December 31, 1996. This increase occurred substantially within the wire segment, where sales increased $144.1 million, or 37.4%, over the year ended December 31, 1996. This increase was primarily the result of the Camden Acquisition which contributed $119.3 million to the sales of the Company and growth in most non-insulated markets served by the Company, including computer and electronics and industrial. These increases were partially offset by reduced demand for automotive lead wire and a decline in copper prices. In general, the Company prices its products based upon a spread over the cost of copper, which results in a decreased dollar value of sales when copper prices decrease. The average price of copper based upon the New York Mercantile Exchange, Inc. ("COMEX") declined to $1.03 per pound over the year ended December 31, 1997 from $1.06 per pound during the year ended December 31, 1996. Within the wire harness segment, sales were $165.4 million for the year ended December 31, 1997, representing a 2.5% increase over December 31, 1996. This increase was due to increased customer demand.

     Cost of goods sold as a percentage of sales decreased from 76.9% for the year ended December 31, 1996 to 76.3% for the year ended December 31, 1997. This improvement reflected lower current period costs achieved through the transition of certain wire harness segment business to lower-cost Mexican facilities, savings realized from plant consolidation actions taken in 1996, and reduced material and logistic costs as well as the impact of declining copper prices. Because the Company's products are typically priced at a spread over the cost of copper, a lower copper price leads to a higher gross margin percentage but generally has no impact on gross margin dollars.

     Selling, general and administrative expenses were $56.7 million for the year ended December 31, 1997 compared to $43.9 million during the year ended December 31, 1996, an increase of $12.8 million. Expressed as a percentage of sales, selling, general and administrative expenses increased from 8.0% during the year ended December 31, 1996 to 8.2% during the year ended December 31, 1997. This increase, as a percentage of sales, was partially attributable to the effect on net sales of lower copper costs during the year ended December 31, 1997, as compared to the year ended December 31, 1996. Other cost increases included operating expenses from Dekko for a full year and Camden for approximately 11 months, volume related items and cost inflation.

     Depreciation and amortization was $36.0 million for the year ended December 31, 1997 as compared to $31.3 million for the same period in 1996. The increase of $4.7 million was the result of depreciation of property, plant and equipment additions and Camden's assets acquired, amortization of goodwill from the Camden Acquisition and the depreciation and amortization of goodwill of Dekko for a full year. The increase was partially offset by lower amortization as the result of the goodwill impairment charge recorded in 1996. The goodwill impairment charge was recorded in 1996, resulting from a variety of circumstances described below. There was no similar charge recorded in 1997.

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

     In addition to the DWT Acquisition, factors that were examined during the Company's review of the carrying value of goodwill included the changes in the appliance and automotive industries. These changes include the movement of appliance harness requirements to Mexican manufacturing facilities and the shift in automotive harness requirements from large, long lead-time orders to more frequent, small, short lead-time orders. As a result of these changes, the Company began to close several of its facilities and undertook its new business strategy.

     Upon completion of its analysis, the Company determined that the carrying value of goodwill exceeded fair value by approximately $78.2 million. A non-cash impairment charge of $78.2 million was recorded upon completion of this analysis in the fourth quarter of 1996. There was no similar charge recorded in 1997.

     A $2.0 million and a $6.0 million pre-tax charge to operations, representing plant shutdown costs, were recorded during the years ended December 31, 1997 and December 31, 1996, respectively. The plant closing costs relate to shutting down and consolidating wire segment facilities. Pre-tax inventory valuation charges of $8.5 million were recorded during each of the years ended December 31, 1997 and December 31, 1996. These charges were the result of an adjustment of the LIFO valuation of copper in inventory reflecting the decrease in the copper cost per pound during fiscal 1997 and 1996.

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

     Cost of goods sold as a percentage of sales decreased from 79.8% to 76.9% for the year ended December 31, 1996. This decrease was due to the result of negotiated price reductions for certain purchased materials and the elimination of the majority of outside purchases of non-insulated wire subsequent to the Original Omega Acquisition. Wirekraft's purchases of non-insulated wire from outside suppliers declined as Omega's non-insulated wire production for Wirekraft increased. In addition, the change in cost of goods sold as a percent of sales reflected cost reductions achieved within both the wire and wire harness segments resulting from plant consolidation actions taken in 1995 and 1996, as well as the impact of declining copper prices. Because the Company's products are typically priced at a spread over the cost of copper, a lower copper price leads to a higher gross margin percentage but generally has no impact on gross margin dollars.

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital and Cash Flows

     For the year ended December 31, 1997, the Company generated $34.0 million in cash from operations and $6.0 million of net proceeds from the issuance of long-term debt obligations related to the Camden Acquisition. During 1997, the Company made net borrowings of $1.1 million under debt obligations, spent $27.8 million on capital projects, used $11.3 million related to financing fees and used $2.1 million on other financing activities.

     In June 1997, the Company generated $157.4 million in proceeds from the issuance of 11.75% Series B Senior Subordinated Notes due June 2005, net of financing costs of $5.8 million. The Company applied all net proceeds from this issuance to repay a portion of the Senior Bank Facility (as hereinafter defined).

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

Financing Arrangements

     In connection with the Wirekraft/Omega Combination, the Company issued $150.0 million principal amount of Senior Subordinated Notes due 2005 (the "Original 11 3/4% Notes") under an indenture, dated June 12, 1995. The Original 11 3/4% Notes bear interest at the rate of 11.75% per annum, requiring semi-annual interest payments of $8.8 million on each June 1 and December 1. The Original 11 3/4% Notes are not subject to any sinking fund requirements.

     In connection with the Camden Acquisition, Holding and the Company entered into the Amended and Restated Credit Agreement with The Chase Manhattan Bank, Bankers Trust Company and the other lenders party thereto pursuant to which the Company obtained financing of up to $428.5 million, consisting of an $111.0 million, five year term Tranche A loan, an $115.0 million, seven year term Tranche B loan, an $127.5 million, eight year term Tranche C loan (collectively, the "Term Facility") and a $75.0 million revolving loan and letter of credit (the "Revolver," and together with the "Term Facility," the "Senior Bank Facility").

     The Company issued $150.0 million of 11.75% Series B Senior Subordinated Notes due June 2005 under an Indenture dated June 17, 1997, priced at 108.75% for an effective interest rate of 10.15% (the "Series B Notes"). The Series B Notes bear interest at the rate of 11.75% per annum, requiring a semi-annual interest payment of $8.8 million on each June 1 and December 1. The Series B Notes are not subject to any sinking fund requirements.

     In connection with the issuance of the Series B Notes, the Company sought and received the consent of the lenders under the Senior Bank Facility to the application of the net proceeds from the Series B Notes issuance as described in the following paragraph and entered into the First Amendment to Amended and Restated Credit Agreement, dated as of June 17, 1997 (the "First Amendment").

     The Company used the net proceeds of the Series B Notes issuance to repay approximately $157.4 million principal amount of borrowings outstanding under the Senior Bank Facility (the "Senior Debt Repayment"). The Senior Debt Repayment was allocated in the following manner: first, approximately $65.5 million was applied to the Tranche A Loan to reduce the aggregate principal amount outstanding thereunder to $25.0 million; second, approximately $80.5 million was applied to the Tranche B Loan, which was combined with the Tranche C Loan pursuant to the First Amendment, to reduce the aggregate principal amount outstanding thereunder to $160.5 million; and third, approximately $11.4 million was applied to the Revolver to repay in full all amounts outstanding thereunder. As amended, the Senior Bank Facility provides senior secured financing of up to $260.5 million, consisting of the $25.0 million Tranche A Loan, the $160.5 million Tranche B Loan and the $75.0 million Revolver.

     The Company is obligated to make principal payments in respect of the Term Facility of $3.5 million in 1998, $4.8 million in 1999, $6.0 million in 2000, $7.3 million in 2001, $46.4 million in 2002 and $116.6 million in 2003. The Revolver is available for working capital purposes including letters of credit. The commitments terminate and all amounts under the Revolver then outstanding mature in 2002. As of February 27, 1998, there was $183.8 million outstanding under the Term Facility and $51.2 million of unused borrowing capacity under the Revolver.

     The Company's obligations under the Senior Bank Facility bear interest at floating rates and require interest payments on varying dates depending on the interest rate option selected by the Company. At February 27, 1998, the weighted average interest rate on outstanding borrowings under the Senior Bank Facility was 7.67%.

     The Company has outstanding $5.0 million of 14% Senior Subordinated Notes due June 1, 2005 (the "14% Notes"). The 14% Notes require a semi-annual interest payment of $.4 million on each June 1 and December 1. The 14% Notes are not subject to any sinking fund requirements.

     In connection with the Camden Acquisition, the Company assumed debt related to two Industrial Revenue Bonds (the "IRBs") totaling $15.5 million. The IRBs are due in August, 2005 and March 2016 in the amounts of $9.0 million and $6.5 million, respectively. The IRBs bear interest at a rate per annum which is tied to the Tax Exempt Money Market Index. Rates change weekly and interest is paid monthly. The IRBs are collateralized by letters of credit totaling $15.5 million. At February 27, 1998, the effective interest rate on the IRBs was 3.29%.

     As of February 27, 1998, the Company had entered into two interest rate agreements. These agreements provide ceilings of 8.0% on $63.5 million of indebtedness through May 1998, 7.0% on $32.5 million of indebtedness through March 1998 and 8.0% on $32.5 million of indebtedness through March 1999.

Liquidity

     The principal raw material used in the Company's products is copper. The market price of copper is subject to significant fluctuations. Working capital needs change whenever the Company experiences a significant change in copper prices. A $0.10 per pound change in the price of copper changes the Company's working capital by approximately $4.5 million. The Company enters into contractual relationships with most of its customers to adjust it prices based upon the prevailing market prices on the COMEX. This approach is patterned after the Company's arrangement with its copper suppliers and is designed to remove the risk associated with fluctuating copper prices.

     As part of the impairment charge in 1996 as more fully described in Note 10 to the Company's financial statements for the year ended December 31, 1997, the Company accrued $4.2 million for anticipated losses related to product liability claims associated with the Original Wirekraft Acquisition. These claims are for a non-wire product in the appliance industry that the Company has not manufactured since 1992. The Company's policy is to record the probable and reasonably estimable loss related to product liability claims. In 1996, the claims significantly increased as a result of the receipt of claims accumulated by insurance companies related to prior periods. Accordingly, the Company revised its estimated liability outstanding on actual claims reported and its estimate of claims incurred but not reported.

     The Company continues to review the status of the claims and adjust the liability accordingly. In developing its estimated liability outstanding on actual claims reported, the Company considered historic settlement rates. In determining its estimate of claims incurred but not reported, the Company considered historical claim levels, amounts relative to total product shipped and historical settlement rates. The reserve for product liability claims was $3.4 million and $4.2 million at December 31, 1997 and December 31, 1996, respectively.

     Due to the uncertainties associated with these product claims, the future cost of final settlement of these claims may differ from the liability currently accrued. However, in the Company's opinion, the impact of final settlement of these claims on future operations, financial position and liquidity will not be material.

     The Company's primary sources of liquidity are cash flows from operations and borrowings under the Revolver, which are subject to a borrowing base calculation. The major uses of cash in 1998 are expected to be for debt service requirements and capital expenditures. In 1998, debt service requirements are estimated at approximately $57 million while capital expenditures are estimated at approximately $30 million, including an estimated $7 million to complete the construction of a manufacturing facility in Cebu, Philippines. See Note 12 to the Company's Consolidated Financial Statements. Management believes that cash from operating activities, together with available borrowings under the Revolver, if necessary, should be sufficient to permit the Company to meet these financial obligations.

IMPACT OF THE YEAR 2000 ISSUE

     The Year 2000 Issue is the result of computer programs written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     Based on a previous assessment, the Company determined that it will be required to replace portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. At December 31,

1997, the Company estimated that approximately 40 percent of the Company's systems were Year 2000 compliant, with all systems expected to be compliant by early 1999. The Company presently believes that with the expected conversions to new software, the Year 2000 Issue can be mitigated. However, if such conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

     The Company will utilize both internal and external resources to replace and test the software for Year 2000 modifications. The total cost of the project is estimated to be approximately $6 million. The majority of the expenditures relate to the purchase of new software and hardware which will be capitalized and is being funded through operating cash flows.

     The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

ITEM 8. FINANCIAL STATEMENTS

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
INTERNATIONAL WIRE GROUP, INC.
  Report of Coopers & Lybrand L.L.P., Independent Public
     Accountants............................................   23
  Consolidated Balance Sheets as of December 31, 1997 and
     December 31, 1996......................................   24
  Consolidated Statements of Operations for the years ended
     December 31, 1997 and December 31, 1996 and the seven
     months ended December 31, 1995.........................   25
  Consolidated Statements of Stockholders' Equity (Deficit)
     for the years ended December 31, 1997 and December 31,
     1996 and the seven months ended December 31, 1995......   26
  Consolidated Statements of Cash Flows for the years ended
     December 31, 1997 and December 31, 1996 and the seven
     months ended December 31, 1995.........................   27
  Notes to Consolidated Financial Statements................   28
  Report of Coopers & Lybrand L.L.P., Independent Public
     Accountants............................................   48
  Consolidated Financial Statement Schedule for the years
     ended December 31, 1997 and December 31, 1996 and the
     seven months ended December 31, 1995: Schedule
     II -- Valuation and Qualifying Accounts................   49
WIREKRAFT HOLDINGS CORP. (FORMERLY WB HOLDINGS INC.)
  Report of Coopers & Lybrand L.L.P., Independent Public
     Accountants............................................   50
  Consolidated Statement of Operations for the six months
     ended May 31, 1995.....................................   51
  Consolidated Statement of Stockholders' Equity for the six
     months ended May 31, 1995..............................   52
  Consolidated Statement of Cash Flows for the six months
     ended May 31, 1995.....................................   53
  Notes to Consolidated Financial Statements................   54
OMEGA WIRE CORP.
  Report of Coopers & Lybrand L.L.P., Independent Public
     Accountants............................................   60
  Consolidated Statement of Operations for the two months
     ended May 31, 1995.....................................   61
  Consolidated Statement of Stockholders' Equity for the two
     months ended May 31, 1995..............................   62
  Consolidated Statement of Cash Flows for the two months
     ended May 31, 1995.....................................   63
  Notes to Consolidated Financial Statements................   64
THL-OMEGA HOLDING CORPORATION
  Report of Coopers & Lybrand L.L.P., Independent Public
     Accountants............................................   68
  Consolidated Statement of Operations and Retained Earnings
     for the three months ended March 31, 1995..............   69
  Consolidated Statement of Cash Flows for the three months
     ended March 31, 1995...................................   70
  Notes to Consolidated Financial Statements................   71

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
International Wire Group, Inc.:

     We have audited the accompanying consolidated balance sheets of International Wire Group, Inc. and subsidiaries as of December 31, 1997 and December 31, 1996, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 1997 and December 31, 1996 and the seven months ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Wire Group, Inc. and subsidiaries as of December 31, 1997 and December 31, 1996, and the consolidated results of their operations and their cash flows for the years ended December 31, 1997 and December 31, 1996 and the seven months ended December 31, 1995, in conformity with generally accepted accounting principles.

                                            COOPERS & LYBRAND L.L.P.

St. Louis, Missouri
January 30, 1998

                         INTERNATIONAL WIRE GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                               DECEMBER 31,   DECEMBER 31,
                                                                   1997           1996
                                                               ------------   ------------
Current assets:
  Accounts receivable, less allowance of $2,078 and
     $1,363.................................................     $ 87,201       $ 71,181
  Inventories...............................................       74,406         60,362
  Prepaid expenses and other................................        9,881          5,060
  Deferred income taxes.....................................       17,392          4,741
                                                                 --------       --------
          Total current assets..............................      188,880        141,344
Property, plant and equipment, net..........................      165,239        118,551
Deferred financing costs, net...............................       23,592         21,222
Intangible assets, net......................................      242,336        244,655
Other assets................................................        8,001          5,248
                                                                 --------       --------
          Total assets......................................     $628,048       $531,020
                                                                 ========       ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current maturities of long-term obligations...............     $  4,493       $ 20,948
  Accounts payable..........................................       48,761         45,832
  Accrued and other liabilities.............................       39,143         33,150
  Customers' deposits.......................................       19,978          8,033
  Accrued interest..........................................        4,834          4,648
                                                                 --------       --------
          Total current liabilities.........................      117,209        112,611
Long-term obligations, less current maturities..............      519,302        426,719
Deferred income taxes.......................................       12,840         14,719
Other long-term liabilities.................................       24,525         12,162
                                                                 --------       --------
          Total liabilities.................................      673,876        566,211
Stockholders' equity (deficit):
  Common stock, $.01 par value, 1,000 shares authorized,
     issued and outstanding.................................            0              0
  Series A senior cumulative exchangeable redeemable
     preferred stock, $.01 par value, $25 liquidation value,
     400,000 shares authorized at December 31, 1997 and
     December 31, 1996 and 0 and 400,000 issued and
     outstanding at December 31, 1997 and December 31, 1996,
     respectively...........................................           --              4
  Contributed capital.......................................      113,717        125,340
  Carryover of predecessor basis............................      (67,762)       (67,762)
  Accumulated deficit.......................................      (91,783)       (92,773)
                                                                 --------       --------
          Total stockholders' equity (deficit)..............      (45,828)       (35,191)
                                                                 --------       --------
          Total liabilities and stockholders' equity
            (deficit).......................................     $628,048       $531,020
                                                                 ========       ========

        See accompanying notes to the consolidated financial statements

                         INTERNATIONAL WIRE GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                                        SEVEN MONTHS
                                                           YEAR ENDED     YEAR ENDED        ENDED
                                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                              1997           1996           1995
                                                          ------------   ------------   -------------
Net sales...............................................    $695,148       $546,981       $245,583
Operating expenses:
  Cost of goods sold....................................     530,310        420,823        195,221
  Selling, general and administrative expenses..........      56,703         43,885         17,129
  Depreciation and amortization.........................      36,026         31,341         11,020
  Impairment, unusual and plant closing charges.........       2,000         84,250          1,750
  Inventory valuation adjustment........................       8,500          8,500             --
                                                            --------       --------       --------
Operating income (loss).................................      61,609        (41,818)        20,463
Other income (expense):
  Interest expense......................................     (50,939)       (43,013)       (19,931)
  Amortization of deferred financing costs..............      (3,932)        (3,701)        (1,468)
  Other, net............................................        (103)           312           (158)
                                                            --------       --------       --------
Income (loss) before income tax provision and
  extraordinary item....................................       6,635        (88,220)        (1,094)
Income tax provision....................................       2,654          1,262          2,197
                                                            --------       --------       --------
Income (loss) before extraordinary item.................       3,981        (89,482)        (3,291)
Extraordinary item -- loss related to early
  extinguishment of debt, net of taxes of $1,995........      (2,991)            --             --
                                                            --------       --------       --------
     Net income (loss)..................................    $    990       $(89,482)      $ (3,291)
                                                            ========       ========       ========

        See accompanying notes to the consolidated financial statements

                         INTERNATIONAL WIRE GROUP, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
      FOR THE YEARS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1996 AND THE
                      SEVEN MONTHS ENDED DECEMBER 31, 1995
                                 (IN THOUSANDS)

                                                                       CARRYOVER OF
                                    COMMON   PREFERRED   CONTRIBUTED   PREDECESSOR    ACCUMULATED
                                    STOCK      STOCK       CAPITAL        BASIS         DEFICIT      TOTAL
                                    ------   ---------   -----------   ------------   -----------   --------
Capital contributed...............   $ 0        $ 0       $ 81,951       $     --      $     --     $ 81,951
Issuance costs....................    --         --           (900)            --            --         (900)
Carryover of predecessor basis....    --         --             --        (67,762)           --      (67,762)
Net loss..........................    --         --             --             --        (3,291)      (3,291)
                                     ---        ---       --------       --------      --------     --------
Balance December 31, 1995.........     0         --         81,051        (67,762)       (3,291)       9,998
Capital contributed...............    --         --         35,493             --            --       35,493
Issuance of preferred stock.......    --          4          9,996             --            --       10,000
Issuance costs....................    --         --         (1,200)            --            --       (1,200)
Net loss..........................    --         --             --             --       (89,482)     (89,482)
                                     ---        ---       --------       --------      --------     --------
Balance December 31, 1996.........     0          4        125,340        (67,762)      (92,773)     (35,191)
                                     ---        ---       --------       --------      --------     --------
Capital contributed...............    --         --            451             --            --          451
Repurchase of stock of Holding....    --         --           (700)            --            --         (700)
Conversion of preferred stock to
  debt............................    --         (4)        (9,996)            --            --      (10,000)
Preferred stock dividend..........    --         --         (1,378)            --            --       (1,378)
Net income........................    --         --             --             --           990          990
                                     ---        ---       --------       --------      --------     --------
Balance December 31, 1997.........   $ 0        $--       $113,717       $(67,762)     $(91,783)    $(45,828)
                                     ===        ===       ========       ========      ========     ========

        See accompanying notes to the consolidated financial statements

                         INTERNATIONAL WIRE GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                       SEVEN MONTHS
                                                        YEAR ENDED      YEAR ENDED        ENDED
                                                       DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                           1997            1996            1995
                                                       ------------    ------------    ------------
Cash flows provided by (used in) operating
  activities:
  Net income (loss)..................................   $     990       $ (89,482)      $  (3,291)
  Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
     Depreciation and amortization...................      36,026          31,341          11,020
     Impairment and unusual charges..................          --          78,250              --
     Amortization of deferred financing costs........       3,932           3,701           1,468
     Extraordinary loss on early extinguishment of
       debt..........................................       4,986              --              --
     Inventory valuation adjustment..................       8,500           8,500              --
     Deferred income taxes...........................         901           3,184             274
     Change in assets and liabilities, net of
       acquisitions:
       Accounts receivable...........................        (456)         (1,878)         12,094
       Inventories...................................      (1,835)         (3,645)         (9,590)
       Prepaid expenses and other....................      (6,273)         (4,829)           (846)
       Accounts payable..............................      (9,171)          1,216           1,232
       Accrued and other liabilities.................       2,278           2,299          (2,084)
       Accrued interest..............................         186           2,132           2,516
       Income taxes payable/refundable...............      (2,976)          1,914             778
       Other long-term liabilities...................      (3,090)           (723)           (237)
                                                        ---------       ---------       ---------
          Net cash from operating activities.........      33,998          31,980          13,334
                                                        ---------       ---------       ---------
Cash flows provided by (used in) investing
  activities:
  Acquisitions, net of cash..........................     (58,996)       (160,259)       (341,046)
  Capital expenditures...............................     (27,760)        (15,849)         (5,751)
                                                        ---------       ---------       ---------
          Net cash used in investing activities......     (86,756)       (176,108)       (346,797)
                                                        ---------       ---------       ---------
Cash flows provided by (used in) financing
  activities:
  Equity proceeds....................................          --          45,039          15,048
  Proceeds from issuance of long-term obligations....     228,125         128,200         337,500
  Repayment of long-term obligations.................    (162,001)        (21,311)         (5,085)
  Repurchase of stock of Holding.....................        (700)             --              --
  Cash dividends paid on preferred stock.............      (1,378)             --              --
  Financing fees and other...........................     (11,288)         (7,800)        (14,000)
                                                        ---------       ---------       ---------
          Net cash from financing activities.........      52,758         144,128         333,463
                                                        ---------       ---------       ---------
          Net change in cash and cash equivalents....          --              --              --
Cash and cash equivalents at beginning of the
  period.............................................          --              --              --
                                                        ---------       ---------       ---------
Cash and cash equivalents at end of the period.......   $      --       $      --       $      --
                                                        =========       =========       =========

        See accompanying notes to the consolidated financial statements

                         INTERNATIONAL WIRE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEARS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1996
                    AND SEVEN MONTHS ENDED DECEMBER 31, 1995
                       (IN THOUSANDS, EXCEPT SHARE DATA)

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

     The total purchase price of the Acquisitions was approximately $420,591, which included the redemption of certain equity securities, the retirement of existing indebtedness of Wirekraft and Omega and the payment of related fees and costs, is summarized as follows:

Redemption of common stock, equity rights, warrants and
  options...................................................  $104,810
Repayment of existing indebtedness..........................   275,460
Redemption of preferred stock...............................    26,321
Fees and costs..............................................    14,000
                                                              --------
                                                              $420,591
                                                              ========

     In accordance with EITF 88-16, "Basis in Leveraged Buy Out Transactions," the Acquisitions have been accounted for at "predecessor basis". The total acquisition costs have been allocated to the acquired net assets as follows:

Current assets..............................................  $117,504
Property, plant and equipment...............................    83,253
Goodwill....................................................   209,818
Fees and costs..............................................    19,000
Other assets................................................     3,749
Current liabilities.........................................   (58,707)
Other liabilities...........................................   (21,788)
Carryover predecessor basis.................................    67,762
                                                              --------
                                                              $420,591
                                                              ========

2. DWT AND CAMDEN ACQUISITIONS

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

                         INTERNATIONAL WIRE GROUP, INC.

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

     The DWT Acquisition was accounted for using the purchase method of accounting whereby the total acquisition cost has been allocated to the consolidated assets and liabilities based upon their estimated respective fair values. The total acquisition cost is allocated to the acquired net assets as follows:

Current assets..............................................  $ 37,669
Property, plant and equipment...............................    36,020
Goodwill....................................................   105,041
Other, non-current..........................................     3,515
Fees and costs..............................................     7,800
Current liabilities.........................................   (15,306)
Other liabilities...........................................    (1,500)
                                                              --------
                                                              $173,239
                                                              ========

     On February 12, 1997, the Company acquired all of the issued and outstanding common stock of Camden Wire Co., ("Camden") a wholly-owned subsidiary of Oneida LTD, for total consideration of approximately $65,000 (the "Camden Acquisition"). Camden was engaged in the design, manufacture and marketing of non-insulated bare and tin-plated copper wire.

     The total consideration of $65,000 paid in connection with the Camden Acquisition, including fees and expenses, consisted of (i) cash and (ii) the assumption of debt related to Industrial Revenue Bonds, a non-cash item. The cash portion of the consideration paid and the transaction fees and expenses incurred in connection with the Camden Acquisition were funded with $65,000 of senior debt under the Amended and Restated Credit Agreement (see Note 7).

     The Camden Acquisition was accounted for using the purchase method of accounting whereby the total acquisition cost has been allocated to the consolidated assets and liabilities based upon their estimated respective fair values. The total acquisition cost is allocated to the acquired net assets as follows:

Current assets..............................................  $ 42,844
Property, plant & equipment.................................    44,053
Goodwill....................................................     4,922
Other, non-current..........................................     4,313
Fees and costs..............................................     3,250
Current liabilities.........................................   (28,959)
Other liabilities...........................................    (5,423)
                                                              --------
                                                              $ 65,000
                                                              ========

     Unaudited pro forma results of operations of the Company for the years ended December 31, 1997, December 31, 1996 and December 31, 1995, are included below. Such pro forma presentation has been prepared assuming that the Camden Acquisition and related financing had occurred as of January 1, 1997 and January 1, 1996, respectively, the DWT Acquisition and related financing had occurred as of January 1, 1996

                         INTERNATIONAL WIRE GROUP, INC.

and January 1, 1995, respectively, and that the Acquisitions (as described in Note 1) had occurred as of January 1, 1995.

                                                       1997        1996        1995
                                                     --------    --------    --------
Net sales..........................................  $714,388    $682,246    $601,709
Income (loss) before extraordinary item............  $  3,654    $(92,213)   $ (2,613)
Net income (loss)..................................  $    663    $(92,213)   $ (2,613)

3. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The consolidated financial statements include the accounts of Group and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

     Sales and related cost of goods sold are included in income when goods are shipped to customers.

Inventories

     Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out ("LIFO") method.

Property, Plant and Equipment

     Property, plant and equipment is stated at cost. Depreciation is calculated using the straight-line method. The average estimated lives utilized in calculating depreciation are as follows: building -- 25 to 40 years; building improvements -- 15 years; machinery and equipment -- 3 to 11 years; and furniture and fixtures -- 5 years. Leasehold improvements are amortized over the shorter of the term of the respective lease or the life of the respective improvement. In fiscal 1996, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indications of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

Intangible Assets

     Intangible assets consist principally of goodwill arising from the excess of cost over the value of net assets acquired which is amortized using the straight-line method over forty years. In fiscal 1996, the Company completed a review of the carrying value of goodwill, which resulted in an impairment (see
Note 10). Accumulated amortization aggregated $25,911 and $18,182 at December 31, 1997 and December 31, 1996, respectively.

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

                         INTERNATIONAL WIRE GROUP, INC.

value of the Company, as calculated through a discounted cash flow analysis. In fiscal 1996, the Company completed a review of the carrying value of goodwill, which resulted in an impairment charge (see Note 10).

Deferred Financing Costs

     Deferred financing costs, consisting of fees and other expenses associated with the debt financing are amortized over the term of the related debt using the effective interest method and the straight-line method which approximates the effective interest method. Accumulated amortization aggregated $9,101 and $5,169 at December 31, 1997 and December 31, 1996, respectively.

Foreign Currency

     For operations in Mexico, the Company's functional currency is the U.S. dollar. Gains and losses from translation and transactions are determined using a combination of current and historical rates and are included in net income.

Interest Rate Hedging Arrangement

     The Company has entered into interest rate hedging arrangements for the purpose of hedging against rising interest rates. The fees the Company paid for these arrangements are included in deferred financing fees and amortized on a straight-line basis over the life of the arrangements. The arrangements provide a ceiling interest rate of 8.0% on $63,500 of indebtedness through May 1998 and $32,500 thereafter through March 1999. The Company estimates that fair value approximates carrying value of the interest rate hedging arrangements.

Fair Value of Financial Instruments

     The Company's financial instruments, excluding the Senior Notes (as hereinafter defined) are carried at fair value or amounts that approximate fair value. The Company has estimated the fair value of the Senior Notes using current market data. At December 31, 1997, the estimated fair market value of the Senior Subordinated Notes and the Series B Senior Subordinated Notes was approximately $165,000 and $165,000, respectively. At December 31, 1996, the estimated fair market value of the Senior Subordinated Notes was $162,000.

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

Statement of Cash Flows

     For purposes of the consolidated statement of cash flows, the Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. Interest paid for the years ended December 31, 1997 and December 31, 1996 and seven months ended December 31, 1995 was $50,753, $40,881 and $17,415, respectively. Taxes paid for the year ended December 31, 1997, refunded, net of payments for the year ended December 31, 1996 and paid for the seven months ended December 31, 1995 were $2,817, $4,073 and $1,145, respectively.

     During the years ended December 31, 1997 and December 31, 1996 and seven months ended December 31, 1995, the Company entered into certain non-cash investing and financing activities. In 1997, the

                         INTERNATIONAL WIRE GROUP, INC.

Company exchanged $10,000 of Series A Senior Cumulative Exchangeable Redeemable Preferred Stock for debt. In connection with the Acquisitions, certain shares of Omega and Wirekraft common stock and Class A common stock were exchanged for shares of Holding common stock. The total amount of shares exchanged was $66,903.

     In fiscal 1997, 1996 and 1995, the Company recorded capital lease obligations of $0, $2,348 and $680 respectively, for property, plant and equipment.

Significant Customer

     A significant portion of the Company's sales were to a major customer within the Harness segment. Sales to this customer represented 14%, 18% and 19% of net sales for the years ended December 31, 1997, December 31, 1996 and the seven months ended December 31, 1995, respectively.

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

4. INVENTORIES

     The composition of inventories is as follows:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1997           1996
                                                              ------------   ------------
Raw materials...............................................    $33,983        $26,191
Work-in process.............................................     15,992         14,908
Finished goods..............................................     24,431         19,263
                                                                -------        -------
          Total inventories.................................    $74,406        $60,362
                                                                =======        =======

     The current cost of inventories at December 31, 1997 approximated the carrying cost. At December 31, 1996, the current cost was approximately $57,267.

     In connection with the decline in the average price of copper, the Company recorded pre-tax inventory valuation charges of $8,500 and $8,500 for the years ended December 31, 1997 and December 31, 1996, respectively, to reduce the LIFO valuation of copper in inventory.

                         INTERNATIONAL WIRE GROUP, INC.

5. PROPERTY, PLANT AND EQUIPMENT

     The composition of property, plant and equipment is as follows:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1997           1996
                                                              ------------   ------------
Land........................................................    $  4,281       $  2,797
Buildings and improvements..................................      47,698         31,546
Machinery and equipment.....................................     199,171        121,013
Construction in progress....................................       5,977             --
                                                                --------       --------
                                                                 257,127        155,356
Less: accumulated depreciation..............................     (91,888)       (36,805)
                                                                --------       --------
                                                                $165,239       $118,551
                                                                ========       ========

6. FINANCING COSTS AND RELATED PARTY TRANSACTIONS

     In connection with the Acquisitions, the Company incurred aggregate fees and costs of $14,000. Costs of $13,100 related to the Senior Notes and Amended and Restated Credit Agreement (see Note 7) are included in deferred financing costs and are being amortized over the terms of the related borrowings. Costs of $900 related to the issuance of Holding's common stock have been deducted from the proceeds to reduce the carrying value of the common stock. In connection with the DWT Acquisition, the Company incurred aggregate fees and costs of $7,800. Costs of $6,600 related to the Amended Credit Agreement (as hereinafter defined) are included in deferred financing costs and are being amortized over the terms of the related borrowings. Costs of $1,200 related to the issuance of Holding's common stock and the Preferred Stock (as defined in Note 8) have been deducted from the proceeds to reduce the carrying value of the common and preferred stock. In connection with the Camden Acquisition, the Company incurred aggregate fees and costs of $3,250 which are included in deferred costs and are being amortized over the term of the related borrowings. All costs related to the Amended and Restated Credit Agreement (as hereinafter defined) are included in deferred financing costs and are being amortized over the terms of the related borrowings.

     In June 1997, the Company refinanced debt under the Amended and Restated Credit Agreement. Accordingly, the Company recorded an extraordinary loss of $2,601, net of income tax related to the write-off of deferred financing fees. In addition, the Company repurchased $5,000 of debt and recorded an extraordinary loss of $390, net of income tax, related to a prepayment premium.

     In connection with the Acquisitions and the related financing, the Company entered into a Monitoring and Oversight Agreement ("Agreement") with Hicks, Muse & Co. Partners, L.P. ("Hicks Muse Partners") (an affiliate of the Company) pursuant to which the Company paid Hicks Muse Partners a cash fee of $3,725 as compensation for financial advisory services. The fees have been allocated based upon the issuance proceeds to the debt and equity securities issued in connection with the Acquisitions. Pursuant to the Agreement, the Company paid Hicks Muse Partners cash fees of $2,500 and $900 as compensation for financial advisory services received in connection with the DWT Acquisition and Camden Acquisition, respectively. The fees paid in connection with the DWT Acquisition were allocated as deferred financing costs or as a deduction from the cash proceeds received from the sale of the common stock of Holding and all fees paid associated with the Camden Acquisition were included in deferred financing costs. The Agreement further provides that the Company shall pay Hicks Muse Partners an annual fee of $500, for ten years for monitoring and oversight services adjusted annually at the end of each fiscal year to an amount equal to 0.1% of the consolidated net sales of the Company, but in no event less than $500 annually. The obligation under the Agreement and the related deferred financing costs have been recorded in the consolidated balance sheets.

                         INTERNATIONAL WIRE GROUP, INC.

7. LONG-TERM OBLIGATIONS

     The composition of long-term obligations at December 31, 1997 is as follows:


Amended and Restated Credit Agreement:
  Revolving credit facility.................................  $    825
  Term facility.............................................   183,750
Senior Subordinated Notes...................................   150,000
Series B Senior Subordinated Notes..........................   150,000
Series B Senior Subordinated Notes Premium..................    12,485
Industrial revenue bonds....................................    15,500
Other.......................................................    11,235
                                                              --------
                                                               523,795
Less, current maturities....................................     4,493
                                                              --------
                                                              $519,302
                                                              ========

     The schedule of principal payments (excluding amortization of premium) for long-term obligations at December 31, 1997 is as follows:


1998........................................................  $  4,493
1999........................................................     5,832
2000........................................................     7,132
2001........................................................     8,001
2002........................................................    46,375
Thereafter..................................................   439,477
                                                              --------
  Total.....................................................  $511,310
                                                              ========

     During 1997, the Company issued $150,000 of 11.75% Series B Senior Subordinated Notes due June 2005, priced at 108.75% for an effective interest rate of 10.15%. The proceeds of this issuance were used to pay down the term facility of the Amended and Restated Credit Agreement.

Amended and Restated Credit Agreement

     In connection with the Series B Senior Subordinated Notes issuance, the Company amended the Amended and Restated Credit Agreement dated June 17, 1997, with certain financial institutions. This amendment to the Amended and Restated Credit Agreement provides senior secured financing of up to $260,500, consisting of a $25,000 Term A loan and a $160,500 Term B loan (collectively called the "Term Facility") and a $75,000 revolving loan and letter of credit facility (the "Revolver"). Mandatory principal payments of the Term Facility are due in quarterly installments. The final installment on the Term A loan is due September 30, 2002 at which time the Revolver is also due. The final installment on the Term B Loan is due September 30, 2003.

     Borrowings under the Term A Loan and Revolver bear interest, at the option of Group, at a rate per annum equal to (a) the Alternate Base Rate (as defined in the Amended Credit Agreement) plus 0.5% or (b) the Eurodollar Rate (as defined in the Amended Credit Agreement) plus 1.5%. Borrowings under the Term B Loan bear interest, at the option of Group, at a rate per annum equal to (a) the Alternate Base Rate (as defined in the Amended Credit Agreement) plus 1.0% or
(b) the Eurodollar Rate (as defined in the Amended Credit Agreement) plus 2.0%. The Alternate Base Rate and Eurodollar Rate margins are established quarterly based on a formula as defined in the Amended and Restated Credit Agreement. Interest payment dates vary depending on the interest rate option to which the Term Facility and the Revolver are tied, but generally

                         INTERNATIONAL WIRE GROUP, INC.

interest is payable quarterly. The Amended and Restated Credit Agreement contains several financial covenants which, among other things, require Group to maintain certain financial ratios and restrict Group's ability to incur indebtedness, make capital expenditures and pay dividends. The weighted average interest rate on outstanding borrowings was 7.82% and 8.75% at December 31, 1997 and December 31, 1996, respectively.

Senior Subordinated and Series B Senior Subordinated Notes

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

     The Senior Notes are fully and unconditionally (as well as jointly and severally) guaranteed on an unsecured, senior subordinated basis by each subsidiary of the Company (the "Guarantor Subsidiaries") other than Electro Componentes de Mexico, S.A. de C.V., Wirekraft Industries de Mexico, S.A. de C.V. and IWG-Philippines, Incorporated (newly formed with no operations) (the "Non-Guarantor Subsidiaries"). Each of the Guarantor Subsidiaries and Non-Guarantor Subsidiaries is wholly owned by the Company.

     The Senior Notes mature on June 1, 2005. Interest on the Senior Notes is payable semi-annually on each June 1 and December 1. The Senior Notes bear interest at the rate of 11.75% per annum. The Senior Notes may not be redeemed prior to June 1, 2000, except in the event of a Change of Control (as defined) or Initial Public Offering (as defined) and at such applicable premium (as defined). The Senior Notes are redeemable, at the Company's option, at the redemption prices of 105.875% at June 1, 2000, and at decreasing prices to 100% at June 1, 2003, and thereafter, with accrued interest. In addition, prior to June 1, 1998, the Company may redeem, within guidelines specified in the Indenture, up to $100,000 of the Senior Notes with the proceeds of one or more Equity Offerings (as defined) by the Company or Holding at a redemption price of 110%, with accrued interest.

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

Industrial Revenue Bonds

     In connection with the Camden Acquisition, the Company assumed debt related to two Industrial Revenue Bonds (the "IRB's") totaling $15,500. The IRB's are due in August, 2005 and March, 2016 in the amounts of $9,000 and $6,500, respectively. The IRB's bear interest at a rate per annum which is tied to the Tax Exempt Money Market Index which resulted in an effective rate of 3.83% at December 31, 1997. Rates change weekly and interest is paid monthly. The IRB's are collateralized by letters of credit totaling $15,500.

8. PREFERRED STOCK

     In connection with the DWT Acquisition, the Company issued 400,000 shares of the Preferred Stock. In accordance with the Certificate of Designation of the Preferred Stock, cumulative dividends were payable quarterly at the rate of 14% per annum. At December 31, 1996, dividends in arrears were $1,200 or $2.99 per share. The Preferred Stock had a liquidation preference of $25.00 per share and a par value of $.01 per share. In 1997, the Company exchanged all shares of Preferred Stock for debt and paid all dividends in arrears related to the Preferred Stock.

                         INTERNATIONAL WIRE GROUP, INC.

9. INCOME TAXES

     The Company accounts for income taxes in accordance with the provisions of SFAS No. 109. The provision for income taxes is as follows:

                                                                                   SEVEN
                                                 YEAR ENDED      YEAR ENDED     MONTHS ENDED
                                                DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                    1997            1996            1995
                                                ------------    ------------    ------------
Current:
  Federal.....................................    $   169          $   --          $   --
  State.......................................        776             935           1,262
  Foreign.....................................        808             264             661
                                                  -------          ------          ------
                                                    1,753           1,199           1,923
Deferred:
  Federal.....................................      1,020             (64)           (530)
  State.......................................       (119)            127             804
                                                  -------          ------          ------
                                                      901              63             274
                                                  -------          ------          ------
                                                    2,654           1,262           2,197
Tax provision on extraordinary item...........     (1,995)             --              --
                                                  -------          ------          ------
Total provision...............................    $   659          $1,262          $2,197
                                                  =======          ======          ======

     Reconciliation between the statutory income tax rate and effective tax rate is summarized below:

                                                                               SEVEN MONTHS
                                                YEAR ENDED      YEAR ENDED        ENDED
                                               DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                   1997            1996            1995
                                               ------------    ------------    ------------
U.S. Federal statutory rate..................     $2,324         $(30,877)        $ (372)
State taxes, net of federal effect...........        427              690          1,364
Foreign taxes................................       (875)            (430)           789
Nondeductible expenses.......................      1,144           31,814            397
Other........................................       (366)              65             19
                                                  ------         --------         ------
                                                  $2,654         $  1,262         $2,197
                                                  ======         ========         ======

                         INTERNATIONAL WIRE GROUP, INC.

     The tax effects of significant temporary differences representing deferred tax assets and liabilities are as follows:

                                                              YEAR ENDED      YEAR ENDED
                                                             DECEMBER 31,    DECEMBER 31,
                                                                 1997            1996
                                                             ------------    ------------
Deferred tax assets:
  Accounts receivable reserves.............................    $   720         $   477
  Accrued liabilities not yet deductible...................      2,672           3,497
  Inventories..............................................      8,608           1,205
  Net operating loss carry forward.........................      5,077              --
  Postretirement benefits..................................      3,158              --
  Other....................................................        315             227
                                                               -------         -------
                                                                20,550           5,406
Deferred tax liabilities:
  Depreciation and amortization............................     15,998          14,684
  Other....................................................         --             700
                                                               -------         -------
                                                                15,998          15,384
                                                               -------         -------
          Net deferred tax asset (liability)...............    $ 4,552         $(9,978)
                                                               =======         =======

     The Company's net operating loss carryforward expires in periods ranging from the year 2010 through 2011.

     Wirekraft's U.S. income tax returns for the years 1993-1995 are being reviewed by the Internal Revenue Service. The proposed settlement is being reviewed by the Joint Tax Committee. The Company believes that the final settlement will not have a material adverse effect on the future financial position, operations or cash flows of the Company and that adequate amounts of taxes and related interest, if any, have been provided.

10. IMPAIRMENT, UNUSUAL AND PLANT CLOSING CHARGES

     Commencing in the first quarter of 1996, the Company began a comprehensive review of the strategic position of its individual business units. The original goodwill related to the Wirekraft acquisition recognized long-term customer relationships and plant locations that were strategically sized, located and customer focused. Due to intense competition in the appliance and automotive markets and the loss of the portion of business from a major appliance customer in 1995, the Company developed and executed new business strategies in 1996, including the DWT Acquisition, to maintain customer volume levels, meet competitive pressures and address key changes within the marketplace. As a result, the Company embarked on a major plant consolidation program including the utilization of facilities purchased in the DWT Acquisition and transitioning of business from the Midwest to the Southwest and Mexico.

     In June of 1995, the Company established a plant closing reserve of $1,750 to shut down and consolidate certain Harness segment facilities. During the development of the new business strategies in 1996, the Company formulated a plan to realign the plant capacity through plant closings and consolidations of wire segment facilities. To that end, the Company charged an additional $6,000 to the reserve through December 31, 1996.

     As future costs of the 1996 plan became reasonably estimable, the Company charged an additional $2,000 to the reserve in 1997 relating to the closure of plants in the Wire segment. The plant closing reserve includes provisions for shut-down costs from the period of the plant closure to the date of disposal, commitment costs for leased property and key personnel and severance related costs. During 1997, 1996 and

                         INTERNATIONAL WIRE GROUP, INC.

1995, plant closing actions resulted in the reduction of approximately 303, 55 and 45 employees, respectively. There have been ten Harness segment facilities and four Wire segment facilities closed to date.

     The following table summarizes the activity in the plant closing reserve for the period from June 1, 1995 through December 31, 1997:

                                                                                   SEVEN
                                                    YEAR            YEAR           MONTHS
                                                   ENDED           ENDED           ENDED
                                                DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                    1997            1996            1995
                                                ------------    ------------    ------------
Balance, beginning of period..................    $ 2,462         $   700         $    --
Charges to operations:
  Facility shut-down costs....................      1,875           3,872             731
  Lease commitments...........................         --             773              67
  Key personnel and severance costs...........        125           1,355             952
                                                  -------         -------         -------
                                                    2,000           6,000           1,750
Costs incurred:
  Facility shut-down costs....................     (1,979)         (3,017)           (339)
  Lease commitments...........................       (230)           (134)            (67)
  Key personnel and severance costs...........       (808)         (1,087)           (644)
                                                  -------         -------         -------
                                                   (3,017)         (4,238)         (1,050)
                                                  -------         -------         -------
Balance, end of period........................    $ 1,445         $ 2,462         $   700
                                                  =======         =======         =======

     The Company periodically evaluates the adequacy of the reserve balances and estimated future expenditures, including assumptions used and the period over which such costs are expected to be incurred.

     In December 1996, the Company completed its review of the carrying value of goodwill, resulting in an impairment charge of $78,250 for the year ended December 31, 1996. In determining the goodwill impairment charge, the Company completed financial projections through the year 2000. These projections reflect the Company's business strategies and were based on current industry trends, forecasts and expected developments. A discounted cash flow analysis of the consolidated entity was used to calculate the fair market value of the Company and was based upon the Company's acquisition strategy which focuses on the identification and realization of certain synergies existing between the acquired businesses. The calculated fair value of the Company is determined as the sum of discounted free cash flows through the year 2000 plus a terminal value, which is calculated using a discounted cash flow terminal value approach, determined by capitalizing unlevered net income in the last year of the projection by dividing unlevered net income by the weighted average cost of capital, less an assumed future growth rate. The calculated fair market value was compared to net tangible assets (net working capital and net property, plant and equipment). The difference between net tangible assets and the fair market value was compared to net goodwill to determine the goodwill impairment charge.

     In connection with the impairment charge recorded in December 1996, the Company provided $4,201 for anticipated losses of related to product liability claims associated with the period preceding the original acquisition of Wirekraft in 1992. These claims are for a non-wire product in the appliance industry that the Company has not manufactured since 1992. The Company's policy is to record the probable and reasonably estimable loss related to product liability claims. In developing its estimated liability outstanding on actual claims reported, the Company considered historical settlement rates. The Company has estimated its liability outstanding on actual claims reported at December 31, 1997 and December 31, 1996 to be $1,971 and $1,500, respectively. In determining its estimate of claims incurred but not reported, the Company considered historical claim levels and amounts relative to total product shipped. Additionally, the Company considered

                         INTERNATIONAL WIRE GROUP, INC.

historical settlement rates to develop its estimate for incurred but not reported claims at December 31, 1997 and December 31, 1996 of $1,471 and $2,701, respectively. Due to the uncertainties associated with these product claims, the future cost of final settlement of these claims may differ from the liability currently accrued. However, in the Company's opinion, the impact of final settlement of these claims on future operations, financial position and cash flows will not be material.

11. RETIREMENT BENEFITS AND STOCK OPTION PLANS

     The Company sponsors a number of defined contribution retirement plans which provide retirement benefits for eligible employees. Company contribution expense related to these retirement plans for the years ended December 31, 1997 and December 31, 1996 and seven months ended December 31, 1995 amounted to approximately $3,442, $1,208 and $902, respectively.

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

     Holding and the Company also granted Performance Options ("the Performance Options") to certain key executives in 1996 and 1995. The Performance Options are exercisable only on the occurrence of certain events. The exercise price for the Performance Options is initially equal to $1.00 per share and, effective each anniversary of the grant date, the per share exercise price for the Performance Options is equal to the per share exercise price for the prior year multiplied by 1.09. The Performance Options terminate on the tenth anniversary date of the date of grant.

     In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", the Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations in accounting for the Option Plan. Accordingly, no compensation cost has been recognized for the Option Plan and the Performance Options. There may be compensation expense in future periods when the Performance Options became exercisable to the extent that the fair value of the stock exceeds the exercise price of the Performance Options. Had compensation cost for the Option Plan and the Performance Options been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, the Company's net income (loss) would approximate the following:

                                                                                   SEVEN
                                                                                   MONTHS
                                                 YEAR ENDED      YEAR ENDED        ENDED
                                                DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                    1997            1996            1995
                                                ------------    ------------    ------------
As reported...................................      $990          $(89,482)       $(3,291)
Pro forma.....................................      $800          $(89,759)       $(3,329)

     The minimum value of each option grant is estimated on the date of grant with the following assumptions in 1997, 1996 and 1995, respectively: (i) risk-free interest rates ranging from 6.4% to 6.6% in 1997, ranging from 5.9% to 6.5% in 1996 and 5.9% in 1995 and (ii) expected life of 10 years.

                         INTERNATIONAL WIRE GROUP, INC.

     The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. Additional awards in future years are anticipated.

     Changes in the status of the Option Plan are summarized below:

                                              WEIGHTED AVERAGE
                                               EXERCISE PRICE      OPTIONS       OPTIONS
                                                 PER SHARE         GRANTED       VESTED
                                              ----------------    ----------    ---------
June 1, 1995................................          --                  --           --
  Granted...................................       $1.00           3,400,000           --
  Vested....................................          --                  --           --
                                                   -----          ----------    ---------
December 31, 1995...........................       $1.00           3,400,000           --
  Granted...................................       $1.02           1,865,249           --
  Vested....................................       $1.00                  --      495,249
  Forfeitures...............................       $1.00          (1,250,000)          --
                                                   -----          ----------    ---------
December 31, 1996...........................       $1.01           4,015,249      495,249
  Granted...................................       $1.40           1,350,000           --
  Vested....................................       $1.03                  --      915,000
  Forfeitures...............................       $1.00            (888,805)     (28,805)
                                                   -----          ----------    ---------
December 31, 1997...........................       $1.12           4,476,444    1,381,444
                                                   =====          ==========    =========

     Changes in the status of the Performance Options are summarized below:

                                                  WEIGHTED AVERAGE
                                                   EXERCISE PRICE      OPTIONS     OPTIONS
                                                     PER SHARE         GRANTED     VESTED
                                                  ----------------    ---------    -------
June 1, 1995....................................       $  --                 --       --
  Granted.......................................       $1.00          2,966,178       --
                                                       -----          ---------     ----
December 31, 1995...............................       $1.00          2,966,178       --
  Granted.......................................       $1.00          1,236,566       --
                                                       -----          ---------     ----
December 31, 1996...............................       $1.06          4,202,744       --
  Granted.......................................       $  --                 --       --
                                                       -----          ---------     ----
December 31, 1997...............................       $1.16          4,202,744       --
                                                       =====          =========     ====

     The weighted average grant-date fair value of options granted during 1997, 1996 and 1995 was $0.35, $0.48 and $0.44 per share, respectively. Of the 4,476,444 options outstanding under the Option Plan at December 31, 1997, 3,375,000 have an exercise at $1.00 per share, 1,350,000 at $1.40 per share and 51,444 at $1.63 per share and have weighted average remaining contractual lives of between 8 and 10 years. The weighted average exercise price of options vested at December 31, 1997 is $1.02 per share.

     Of the Performance Options outstanding at December 31, 1997, 2,966,178 and 1,235,566 have exercise prices of $1.19 and $1.09 respectively, and have weighted average remaining contractual lives of between 8 and 9 years.

     In addition to the options granted to officers and key employees under the Option Plan, Holding and the Company also granted options outside of the Option Plan to purchase 300,000 shares of Holding Common Stock at $1.00 per share to directors of the Company. These options were issued and vested in 1995.

12. COMMITMENTS AND CONTINGENCIES

     The Company leases certain property, transportation vehicles and other equipment. Total rental expense under operating leases was $5,862, $2,237 and $1,420 for the years ended December 31, 1997 and

                         INTERNATIONAL WIRE GROUP, INC.

December 31, 1996 and seven months ended December 31, 1995, respectively. Future minimum lease payments under capital and operating leases for the years ended December 31 are:

                                                              CAPITAL    OPERATING
                                                              -------    ---------
1998........................................................  $ 1,391     $3,454
1999........................................................    1,391      2,236
2000........................................................    1,355      1,215
2001........................................................      970        920
2002........................................................      230        582
Thereafter..................................................    2,780         --
                                                              -------     ------
  Total minimum lease payments..............................    8,117     $8,407
                                                                          ======
  Less amount representing interest.........................   (3,297)
                                                              -------
  Present value of net minimum lease payments...............  $ 4,820
                                                              =======

     The Company is subject to legal proceedings and claims which arise in the normal course of business. In the opinion of management, the ultimate liabilities with respect to these actions will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

     The Company has agreed to participate in an international expansion project with one of the Wire segment's largest customers. The Company estimates its financial commitment for property, plant and equipment to be approximately $13,000 of which approximately $6,000 has been expended as of December 31, 1997.

13. BUSINESS SEGMENT INFORMATION

     Certain information concerning the Company's operating segments for the years ended December 31, 1997 and December 31, 1996 and the seven months ended December 31, 1995 is presented below. Total revenue by segment includes both sales to customers and intersegment sales, which are accounted for at prices charged to customers and eliminated in consolidation.

             YEAR ENDED DECEMBER 31, 1997                 WIRE     HARNESS    CONSOLIDATED
------------------------------------------------------  --------   --------   ------------
Total revenue.........................................  $553,925   $165,430
Intersegment sales....................................    24,207         --
                                                        --------   --------
Sales to customers....................................  $529,718   $165,430     $695,148
Operating income......................................  $ 41,261   $ 20,348     $ 61,609
Identifiable assets...................................  $536,782   $ 91,266     $628,048
Depreciation and amortization.........................  $ 28,589   $  7,437     $ 36,026
Capital expenditures, net.............................  $ 24,961   $  2,799     $ 27,760

             YEAR ENDED DECEMBER 31, 1996                 WIRE     HARNESS    CONSOLIDATED
------------------------------------------------------  --------   --------   ------------
Total revenue.........................................  $406,026   $161,354
Intersegment sales....................................    20,399         --
                                                        --------   --------
Sales to customers....................................  $385,627   $161,354     $546,981
Operating loss........................................  $(29,443)  $(12,375)    $(41,818)
Identifiable assets...................................  $437,524   $ 93,496     $531,020
Depreciation and amortization.........................  $ 24,880   $  6,461     $ 31,341
Capital expenditures, net.............................  $ 13,060   $  2,789     $ 15,849

                         INTERNATIONAL WIRE GROUP, INC.

         SEVEN MONTHS ENDED DECEMBER 31, 1995             WIRE     HARNESS    CONSOLIDATED
------------------------------------------------------  --------   --------   ------------
Total revenue.........................................  $167,082   $ 84,288
Intersegment sales....................................     5,341        446
                                                        --------   --------
Sales to customers....................................  $161,741   $ 83,842     $245,583
Operating income......................................  $ 10,937   $  9,526     $ 20,463
Identifiable assets...................................  $295,671   $132,249     $427,920
Depreciation and amortization.........................  $  7,442   $  3,578     $ 11,020
Capital expenditures, net.............................  $  4,991   $    760     $  5,751

14. GUARANTOR SUBSIDIARIES

     The Senior Notes are fully and unconditionally (as well as jointly and severally) guaranteed on an unsecured, senior subordinated basis by each subsidiary of the Company (the "Guarantor Subsidiaries") other that Electro Componentes de Mexico, S.A. de C.V., Wirekraft Industries de Mexico, S.A. de C.V. and IWG-Philippines, Incorporated (newly formed with no operations) (the "Non-Guarantor Subsidiaries"). Each of the Guarantor Subsidiaries and Non-Guarantor Subsidiaries is wholly owned by the Company.

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

                         INTERNATIONAL WIRE GROUP, INC.

                          CONSOLIDATING BALANCE SHEET
                            AS OF DECEMBER 31, 1997

                                     ASSETS

                                                                 TOTAL
                                                     TOTAL       NON-
                                        COMPANY    GUARANTOR   GUARANTOR   ELIMINATIONS   CONSOLIDATED
                                        --------   ---------   ---------   ------------   ------------
Cash..................................  $     --   $   (226)    $   226     $      --       $     --
Accounts receivable...................        --     86,521         680            --         87,201
Inventory.............................        --     74,406          --            --         74,406
Other assets..........................        --     27,273          --            --         27,273
                                        --------   --------     -------     ---------       --------
          Total current assets........        --    187,974         906            --        188,880
Property plant and equipment, net.....        --    150,443      14,796            --        165,239
Intangible assets, net................    23,592    242,336          --            --        265,928
Investment in subsidiaries............   592,643         --          --      (592,643)            --
Other assets..........................        --      5,963       2,038            --          8,001
                                        --------   --------     -------     ---------       --------
          Total assets................  $616,235   $586,716     $17,740     $(592,643)      $628,048
                                        ========   ========     =======     =========       ========
                            LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities...................  $  8,334   $106,623     $ 2,252     $      --       $117,209
Long term obligations, less current
  maturities..........................   498,014     21,288          --            --        519,302
Other long-term liabilities...........        --     37,365          --            --         37,365
Intercompany (receivable) payable.....    87,953    (97,774)      9,821            --             --
                                        --------   --------     -------     ---------       --------
          Total liabilities...........   594,301     67,502      12,073            --        673,876
Stockholder's equity
  Common stock........................         0         --          --            --              0
  Preferred stock.....................        --         --          --            --             --
  Contributed capital.................   113,717    572,012         138      (572,150)       113,717
  Predecessor carryover...............        --    (67,762)         --            --        (67,762)
  Retained earnings...................   (91,783)    14,964       5,529       (20,493)       (91,783)
                                        --------   --------     -------     ---------       --------
          Total stockholder's equity
            (deficit).................    21,934    519,214       5,667      (592,643)       (45,828)
                                        --------   --------     -------     ---------       --------
          Total liabilities and
            stockholder's equity
            (deficit).................  $616,235   $586,716     $17,740     $(592,643)      $628,048
                                        ========   ========     =======     =========       ========

                         INTERNATIONAL WIRE GROUP, INC.

                     CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                                                     TOTAL
                                                         TOTAL       NON-
                                            COMPANY    GUARANTOR   GUARANTOR   ELIMINATIONS   CONSOLIDATED
                                            --------   ---------   ---------   ------------   ------------
Net sales.................................  $     --   $695,148     $35,885      $(35,885)      $695,148
Operating expenses
  Cost of goods sold......................        --    551,311      14,884       (35,885)       530,310
  Selling, general and administrative
     expenses.............................        --     44,190      12,513            --         56,703
  Depreciation and amortization...........        --     33,347       2,679            --         36,026
  Impairment, unusual and plant closing
     charges..............................        --      2,000          --            --          2,000
  Inventory valuation adjustment..........        --      8,500          --            --          8,500
                                            --------   --------     -------      --------       --------
Operating income (loss)...................        --     55,800       5,809            --         61,609
Other income (expense)....................   (49,753)    (1,186)         --            --        (50,939)
  Interest expense........................
  Amortization of deferred financing
     fees.................................    (3,932)        --          --            --         (3,932)
  Equity in net income of subsidiaries....    57,666         --          --       (57,666)            --
  Other, net..............................        --        (98)         (5)           --           (103)
                                            --------   --------     -------      --------       --------
Income before income tax provision and
  extraordinary item......................     3,981     54,516       5,804       (57,666)         6,635
Income tax provision......................        --      1,846         808            --          2,654
                                            --------   --------     -------      --------       --------
Income before extraordinary item..........     3,981     52,670       4,996       (57,666)         3,981
Extraordinary item........................    (2,991)        --          --            --         (2,991)
                                            --------   --------     -------      --------       --------
          Net income......................  $    990   $ 52,670     $ 4,996      $(57,666)      $    990
                                            ========   ========     =======      ========       ========

                     CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                                                     TOTAL
                                                         TOTAL       NON-
                                            COMPANY    GUARANTOR   GUARANTOR   ELIMINATIONS   CONSOLIDATED
                                           ---------   ---------   ---------   ------------   ------------
Net cash from operating activities.......  $ (53,585)  $ 78,917     $ 8,666        $--         $  33,998
                                           ---------   --------     -------        ---         ---------
Cash flows provided by (used in)
  investing activities:
  Acquisition, net of cash...............         --    (58,996)         --         --           (58,996)
  Capital expenditures...................         --    (19,062)     (8,698)        --           (27,760)
                                           ---------   --------     -------        ---         ---------
          Net cash used in investing
            activities...................         --    (78,058)     (8,698)        --           (86,756)
                                           ---------   --------     -------        ---         ---------
Cash flows provided by (used in)
  financing activities:
  Equity proceeds........................        331       (451)        120         --                --
  Proceeds from issuance of long-term
     obligations.........................    228,125         --          --         --           228,125
  Repayment of long-term obligations.....   (161,505)      (496)         --         --          (162,001)
  Repurchase of stock of Holding.........       (700)        --          --         --              (700)
  Cash dividends paid on preferred
     stock...............................     (1,378)        --          --         --            (1,378)
  Financing fees and other...............    (11,288)        --          --         --           (11,288)
                                           ---------   --------     -------        ---         ---------
          Net cash from financing
            activities...................     53,585       (947)        120         --            52,758
                                           ---------   --------     -------        ---         ---------
          Net change in cash.............  $      --   $    (88)    $    88        $--         $      --
                                           =========   ========     =======        ===         =========

                         INTERNATIONAL WIRE GROUP, INC.

                          CONSOLIDATING BALANCE SHEET
                            AS OF DECEMBER 31, 1996

                                     ASSETS

                                                                     TOTAL
                                                         TOTAL       NON-
                                            COMPANY    GUARANTOR   GUARANTOR   ELIMINATIONS   CONSOLIDATED
                                            --------   ---------   ---------   ------------   ------------
Cash......................................  $     --   $   (138)    $   138     $      --       $     --
Accounts receivable.......................        --     70,010       1,902          (731)        71,181
Inventory.................................        --     59,648         714            --         60,362
Other assets..............................     5,375      4,314         112            --          9,801
                                            --------   --------     -------     ---------       --------
          Total current assets............     5,375    133,834       2,866          (731)       141,344
Property plant and equipment, net.........        --    109,774       8,777            --        118,551
Intangible assets, net....................    19,722    246,155          --            --        265,877
Investment in subsidiaries................   534,857         --          --      (534,857)            --
Other assets..............................        --      4,368         880            --          5,248
                                            --------   --------     -------     ---------       --------
          Total assets....................  $559,954   $494,131     $12,523     $(535,588)      $531,020
                                            ========   ========     =======     =========       ========
                              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities.......................  $ 24,620   $ 85,866     $ 2,856     $    (731)      $112,611
Long term obligations, less current
  maturities..............................   420,422      6,297          --            --        426,719
Other long-term liabilities...............     6,081     20,790          10            --         26,881
Intercompany (receivable) payable.........    76,260    (85,366)      9,106            --             --
                                            --------   --------     -------     ---------       --------
          Total liabilities...............   527,383     27,587      11,972          (731)       566,211
Stockholders' equity
  Common stock............................        --         --          --            --             --
  Preferred stock.........................         4         --          --            --              4
  Contributed capital.....................   125,340    572,012          18      (572,030)       125,340
  Predecessor carryover...................        --    (67,762)         --            --        (67,762)
  Retained earnings.......................   (92,773)   (37,706)        533        37,173        (92,773)
                                            --------   --------     -------     ---------       --------
          Total stockholders' equity
            (deficit).....................    32,571    466,544         551      (534,857)       (35,191)
                                            --------   --------     -------     ---------       --------
          Total liabilities and
            stockholders' equity
            (deficit).....................  $559,954   $494,131     $12,523     $(535,588)      $531,020
                                            ========   ========     =======     =========       ========

                         INTERNATIONAL WIRE GROUP, INC.

                     CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1996

                                                                     TOTAL
                                                         TOTAL       NON-
                                            COMPANY    GUARANTOR   GUARANTOR   ELIMINATIONS   CONSOLIDATED
                                           ---------   ---------   ---------   ------------   ------------
Net sales................................  $      --   $546,981     $34,757      $(34,757)     $ 546,981
Operating expenses
  Cost of goods sold.....................         --    435,164      20,416       (34,757)       420,823
  Selling, general and administrative
     expenses............................         --     33,384      10,501            --         43,885
  Depreciation and amortization..........         --     29,688       1,653            --         31,341
  Impairment, unusual and plant closing
     charges.............................         --     84,250          --            --         84,250
  Inventory valuation adjustment.........         --      8,500          --            --          8,500
                                           ---------   --------     -------      --------      ---------
Operating income (loss)..................         --    (44,005)      2,187            --        (41,818)
Other income (expense)
  Interest expense.......................    (41,187)    (1,410)       (416)           --        (43,013)
  Amortization of deferred financing
     fees................................     (3,701)        --          --            --         (3,701)
  Equity in net loss of subsidiaries.....    (46,794)        --          --        46,794             --
  Other, net.............................         --        243          69            --            312
                                           ---------   --------     -------      --------      ---------
Income (loss) before income tax
  provision..............................    (91,682)   (45,172)      1,840        46,794        (88,220)
Income tax provision.....................     (2,200)     3,197         265            --          1,262
                                           ---------   --------     -------      --------      ---------
          Net income (loss)..............  $ (89,482)  $(48,369)    $ 1,575      $ 46,794      $ (89,482)
                                           =========   ========     =======      ========      =========

                     CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1996

                                                                     TOTAL
                                                         TOTAL       NON-
                                            COMPANY    GUARANTOR   GUARANTOR   ELIMINATIONS   CONSOLIDATED
                                           ---------   ---------   ---------   ------------   ------------
Net cash from operating activities.......  $  16,189   $ 12,881     $ 2,910        $ --        $  31,980
                                           ---------   --------     -------        ----        ---------
Cash flows provided by (used in)
  investing activities:
  Acquisition, net of cash...............   (160,259)        --          --          --         (160,259)
  Capital expenditures...................         --    (13,048)     (2,801)         --          (15,849)
                                           ---------   --------     -------        ----        ---------
          Net cash used in investing
            activities...................   (160,259)   (13,048)     (2,801)         --         (176,108)
                                           ---------   --------     -------        ----        ---------
Cash flows provided by (used in)
  financing activities:
  Equity proceeds........................     44,289        750          --          --           45,039
  Proceeds from issuance of long-term
     obligations.........................    128,200         --          --          --          128,200
  Repayment of long-term obligations.....    (20,619)      (692)         --          --          (21,311)
  Financing fees and other...............     (7,800)        --          --          --           (7,800)
                                           ---------   --------     -------        ----        ---------
          Net cash from financing
            activities...................    144,070         58          --          --          144,128
                                           ---------   --------     -------        ----        ---------
          Net change in cash.............  $      --   $   (109)    $   109        $ --        $      --
                                           =========   ========     =======        ====        =========

                         INTERNATIONAL WIRE GROUP, INC.

                     CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE SEVEN MONTHS ENDED DECEMBER 31, 1995

                                                                     TOTAL
                                                         TOTAL       NON-
                                            COMPANY    GUARANTOR   GUARANTOR   ELIMINATIONS   CONSOLIDATED
                                           ---------   ---------   ---------   ------------   ------------
Net sales................................  $      --   $245,583     $ 8,240      $(8,240)      $ 245,583
Operating expenses
  Cost of goods sold.....................         --    198,958       4,503       (8,240)        195,221
  Selling, general and administrative
     expenses............................         --     13,259       3,870           --          17,129
  Depreciation and amortization..........         --     10,927          93           --          11,020
  Impairment, unusual and plant closing
     charges.............................         --      1,750          --           --           1,750
  Inventory valuation adjustment.........         --         --          --           --              --
                                           ---------   --------     -------      -------       ---------
Operating income (loss)..................         --     20,689        (226)          --          20,463
Other income (expense)
  Interest expense.......................    (18,960)      (815)       (156)          --         (19,931)
  Amortization of deferred financing
     fees................................     (1,468)        --          --           --          (1,468)
  Equity in net loss of subsidiaries.....      9,621         --          --       (9,621)             --
  Other, net.............................         --       (158)         --           --            (158)
                                           ---------   --------     -------      -------       ---------
Income (loss) before income tax
  provision..............................    (10,807)    19,716        (382)      (9,621)         (1,094)
Income tax provision.....................     (7,516)     9,053         660           --           2,197
                                           ---------   --------     -------      -------       ---------
          Net income (loss)..............  $  (3,291)  $ 10,663     $(1,042)     $(9,621)      $  (3,291)
                                           =========   ========     =======      =======       =========

                     CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE SEVEN MONTHS ENDED DECEMBER 31, 1995

                                                                     TOTAL
                                                         TOTAL       NON-
                                            COMPANY    GUARANTOR   GUARANTOR   ELIMINATIONS   CONSOLIDATED
                                           ---------   ---------   ---------   ------------   ------------
Net cash from operating activities.......  $     108   $  7,945     $ 5,281        $ --        $  13,334
                                           ---------   --------     -------        ----        ---------
Cash flows provided by (used in)
  investing activities:
  Acquisition, net of cash...............   (341,046)        --          --          --         (341,046)
  Capital expenditures...................         --     (5,482)       (269)         --           (5,751)
                                           ---------   --------     -------        ----        ---------
          Net cash used in investing
            activities...................   (341,046)    (5,482)       (269)         --         (346,797)
                                           ---------   --------     -------        ----        ---------
Cash flows provided (used in) financing
  activities:
  Equity proceeds........................     15,048         --          --          --           15,048
  Proceeds from issuance of long-term
     obligations.........................    337,500         --          --          --          337,500
  Repayment of long-term obligations.....         --       (450)     (4,635)         --           (5,085)
  Financing fees and other...............    (14,000)        --          --          --          (14,000)
                                           ---------   --------     -------        ----        ---------
          Net cash from financing
            activities...................    338,548       (450)     (4,635)         --          333,463
                                           ---------   --------     -------        ----        ---------
          Net change in cash.............  $  (2,390)  $  2,013     $   377        $ --        $      --
                                           =========   ========     =======        ====        =========

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
International Wire Group, Inc.:

     Our report on the consolidated financial statements of International Wire Group, Inc. and subsidiaries is included on page 23 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 22 of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                            COOPERS & LYBRAND L.L.P.

St. Louis, Missouri
January 30, 1998

                         INTERNATIONAL WIRE GROUP, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

   ALLOWANCE FOR DOUBTFUL                                            COLLECTION OF
  ACCOUNTS -- DEDUCTED FROM    BALANCE AT                             PREVIOUSLY                    BALANCE AT
 ACCOUNTS RECEIVABLES IN THE   BEGINNING                              WRITTEN OFF                     END OF
        BALANCE SHEET          OF PERIOD    PROVISION   WRITE-OFFS     ACCOUNTS      ACQUISITIONS     PERIOD
 ---------------------------   ----------   ---------   ----------   -------------   ------------   ----------
                                                (IN THOUSANDS)
Seven months ended December
  31, 1995...................    $  845       $ 33        $ (53)          $35            $ --         $  860
Year ended December 31,
  1996.......................    $  860       $337        $ (71)          $12            $225         $1,363
Year ended December 31,
  1997.......................    $1,363       $888        $(388)          $12            $203         $2,078

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
Wirekraft Holdings Corp.:

     We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Wirekraft Holdings Corp. and subsidiaries (formerly WB Holdings, Inc.) for the six months ended May 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Wirekraft Holdings Corp. and subsidiaries for the six months ended May 31, 1995, in conformity with generally accepted accounting principles.

                                            COOPERS & LYBRAND L.L.P.

St. Louis, Missouri
January 27, 1996

                            WIREKRAFT HOLDINGS CORP.
                          (FORMERLY WB HOLDINGS INC.)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                SIX MONTHS
                                                                  ENDED
                                                                 MAY 31,
                                                                   1995
                                                              --------------
                                                              (IN THOUSANDS)
Net sales...................................................     $168,053
Operating expenses:
  Cost of goods sold........................................      138,851
  Selling, general and administrative.......................       13,301
  Depreciation and amortization.............................        6,474
  Compensation expense......................................          895
  Expenses related to sale..................................          501
  Expenses related to plant closings........................        2,000
                                                                 --------
Operating income............................................        6,031
Other income (expense):
  Interest expense..........................................       (8,020)
  Amortization of deferred financing costs..................       (1,657)
                                                                 --------
Income (loss) before income tax provision and extraordinary
  item......................................................       (3,646)
Income tax provision (benefit)..............................       (2,114)
                                                                 --------
Income (loss) before extraordinary item.....................       (1,532)
Extraordinary item -- loss due to early extinguishment of
  debt, net of income tax of $4,930.........................       (7,835)
                                                                 --------
          Net income (loss).................................     $ (9,367)
                                                                 ========

        See accompanying notes to the consolidated financial statements

                            WIREKRAFT HOLDINGS CORP.
                          (FORMERLY WB HOLDINGS INC.)

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED MAY 31, 1995

                                                        CLASS A    ADDITIONAL    RETAINED
                                 PREFERRED    COMMON    COMMON      PAID-IN      EARNINGS
                                   STOCK      STOCK      STOCK      CAPITAL      (DEFICIT)     TOTAL
                                 ---------    ------    -------    ----------    ---------    -------
                                                            (IN THOUSANDS)
Balance November 30, 1994......      --         200        24        22,576         5,574      28,374
Issuance of preferred stock....      10          --        --        24,990            --      25,000
Issuance of common stock.......      --           3        --           747            --         750
Issuance costs.................      --          --        --          (300)           --        (300)
Net loss.......................      --          --        --            --        (9,367)     (9,367)
                                    ---        ----       ---       -------       -------     -------
Balance May 31, 1995...........     $10        $203       $24       $48,013       $(3,793)    $44,457
                                    ===        ====       ===       =======       =======     =======

        See accompanying notes to the consolidated financial statements

                            WIREKRAFT HOLDINGS CORP.
                          (FORMERLY WB HOLDINGS INC.)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                SIX MONTHS
                                                                  ENDED
                                                                 MAY 31,
                                                                   1995
                                                              --------------
                                                              (IN THOUSANDS)
Cash flows provided by (used in) operating activities:
  Net income (loss).........................................     $ (9,367)
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Extraordinary item.....................................       12,765
     Depreciation and amortization..........................        6,474
     Amortization of deferred financing costs...............        1,493
     Accretion of debt discount.............................          164
     Deferred income taxes..................................       (4,282)
     Change in assets and liabilities, net of acquisitions:
       Accounts receivable..................................       (9,863)
       Inventories..........................................         (824)
       Prepaid expenses and other...........................         (166)
       Accounts payable.....................................         (617)
       Accrued and other liabilities........................        2,628
       Accrued interest.....................................        1,276
       Income taxes payable/refundable......................       (3,366)
       Other long-term liabilities..........................         (236)
                                                                 --------
          Net cash from operating activities................       (3,921)
                                                                 --------
Cash flows provided by (used in) financing activities:
  Acquisitions, net of cash.................................      (44,973)
  Capital expenditures, net.................................       (2,914)
                                                                 --------
          Net cash from investing activities................      (47,887)
                                                                 --------
Cash flows provided by (used in) financing activities:
  Proceeds from issuance of long-term obligations...........       24,000
  Equity proceeds...........................................       25,750
  Borrowings of long-term obligations.......................       19,639
  Repayment of long-term obligations........................      (14,226)
  Financing fees and other..................................       (3,500)
                                                                 --------
          Net cash from financing activities................       51,663
                                                                 --------
          Net change in cash and cash equivalents...........         (145)
Cash and cash equivalents at beginning of the period........        2,053
                                                                 --------
Cash and cash equivalents at end of the period .............     $  1,908
                                                                 ========

        See accompanying notes to the consolidated financial statements

                            WIREKRAFT HOLDINGS CORP.
                           (FORMERLY WB HOLDINGS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED MAY 31, 1995,
                       (IN THOUSANDS, EXCEPT SHARE DATA)

1. THE COMPANY

     WB Holdings Inc. ("Holdings"), a Delaware corporation, was formed to participate in the December 21, 1992 Acquisition (defined below). Holdings had no operations prior to December 21, 1992.

     On December 2, 1994, Holdings, through a series of mergers, became a wholly owned subsidiary of Wirekraft Holdings Corp. ("New Holdings" together with Holdings, the "Company"). Pursuant to the mergers, the existing stockholders of Holdings exchanged their Holdings securities for New Holdings securities that have terms identical to the exchanged Holdings securities. New Holdings, a Delaware corporation, was formed to participate in the acquisition of Electro Componentes de Mexico S.A. de C.V. ("ECM") as discussed in Note 2. New Holdings had no operations prior to December 2, 1994. Holdings and New Holdings have a fiscal year-end of November 30.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The consolidated financial statements include the accounts of New Holdings and its wholly owned subsidiary, Holdings. All material intercompany balances and transactions have been eliminated in consolidation.

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

Statement of Cash Flows

     For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. Interest paid for the six months ended May 31, 1995 was approximately $6,744. Taxes paid for the six months ended May 31, 1995 was approximately $604.

     During the six months ended May 31, 1995, the Company entered into a capital lease obligation of $4,714 for new equipment.

Fair Value of Financial Instruments

     The fair market values of the financial instruments included in the consolidated financial statements approximate the carrying values of the financial instruments.

Concentration of Credit Risk

     Sales to the Company's five largest customers represented 61% of net sales for the six months ended May 31, 1995. A significant portion of the Company's sales are to three major customers within the Harness Segment. Sales to one of these customers represented 25% of net sales for the six months ended May 31, 1995. The Company has entered into a supply contract with this customer expiring in 2002. Sales to the Company's two other major customers represented 12% and 7% of net sales for the six months ended May 31, 1995.

3. FINANCING COSTS AND RELATED PARTY TRANSACTIONS

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

     In connection with the Acquisition and the related financing, Holdings and Wirekraft entered into a Monitoring and Oversight Agreement ("Agreement") with Hicks, Muse & Co., Incorporated ("Hicks Muse") (an affiliate of the Company) pursuant to which the Company paid Hicks Muse a financial advisory fee of $1,725. The fees, which also include $200 paid in connection with the acquisition of Ristance and $750 paid in connection with the acquisition of ECM, have been allocated to the Company's debt and equity securities as deferred financing costs or as a deduction from the cash proceeds received from the sale of stock. The Agreement further provides that the Company shall pay Hicks Muse an annual fee of $115 (subject to

                            WIREKRAFT HOLDINGS CORP.
                          (FORMERLY WB HOLDINGS INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

adjustment), for ten years, for monitoring and oversight services. Such Agreement was amended and restated in connection with the acquisition of ECM to increase the annual fee for financial advisory services to $200 (subject to adjustment). The obligation under the Agreement, as amended, and the related deferred financing costs have been recorded in the consolidated balance sheet.

4. STOCKHOLDERS' EQUITY

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

5. INCOME TAXES

     The provision (benefit) for income taxes consists of the following:

                                                               SIX MONTHS
                                                                 ENDED
                                                              MAY 31, 1995
                                                              ------------
Current:
  Federal...................................................    $ 1,022
  State.....................................................        892
  Foreign...................................................        254
                                                                -------
                                                                  2,168
                                                                -------
Deferred:
  Federal...................................................     (3,159)
  State.....................................................     (1,123)
                                                                -------
                                                                 (4,282)
                                                                -------
          Total.............................................    $(2,114)
                                                                =======

     Reconciliation between the Federal statutory income tax rate and the effective tax rate is summarized below:

                                                               SIX MONTHS
                                                                 ENDED
                                                              MAY 31, 1995
                                                              ------------
Federal taxes at statutory rate (34%).......................    $(1,240)
State taxes, net of federal effect..........................        210
Foreign.....................................................     (1,468)
Nondeductible assets........................................        340
Other.......................................................         44
                                                                -------
Provision (benefit) for income taxes........................    $(2,114)
                                                                =======

6. PLANT CLOSING EXPENSE

     In May 1995, the Company recorded a pre-tax charge to operations of $2,000 to provide for plant closing costs. The Company's decision to shut-down certain harness segment plants was the result of a customer transitioning certain wire harness purchases to its own captive operations in Mexico and other third party suppliers. The plant closing costs include provisions for shutdown costs from the period of the plant closure to the date of disposal, commitment costs for leased equipment and severance related costs.

7. RETIREMENT BENEFITS

     Employees of Wire division, who are eligible under Section 414(q) of the Internal Revenue Code, may participate in the profit sharing plan sponsored by the Company. The plan qualifies under the Internal Revenue Code section 401(k), and the Company may at its discretion make contributions on a matching or non-matching basis. Employees of the Wire Division with approximately one year of service may also participate in a money purchase pension plan sponsored by the Company. The Company is required to make contributions to the money purchase pension plan equal to 3% of an employee's eligible compensation as defined in the plan document. Expense under these two plans amounted to approximately $363 for the six months ended May 31, 1995.

                            WIREKRAFT HOLDINGS CORP.
                          (FORMERLY WB HOLDINGS INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

8. LEASES

     The Company leases certain of its manufacturing facilities and equipment under long-term lease agreements with lease terms expiring through February 2004. Rent expense applicable to the noncancelable operating leases aggregated $505 for the six months ended May 31, 1995.

9. CONTINGENCIES

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

10. BUSINESS SEGMENT INFORMATION

     Certain information concerning the Company's operating segments for the six months ended May 31, 1995 and the year ended November 30, 1994 is presented below. Total revenue by segment includes both sales to customers and intersegment sales, which are accounted for at prices charged to customers and eliminated in consolidation.

                                                        WIRE      HARNESS    CONSOLIDATED
                                                       -------    -------    ------------
Six Months Ended May 31, 1995
  Total revenue......................................  $88,488    $88,620
  Intersegment sales.................................    7,807      1,248
                                                       -------    -------
  Sales to customers.................................  $80,681    $87,372      $168,053
                                                       =======    =======
  Operating income...................................    1,320      4,711         6,031
  Depreciation and amortization......................    2,534      3,940         6,474
  Capital expenditures, net..........................    1,636      1,278         2,914

11. SUBSEQUENT EVENT

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

     The impact of these adjustments on the Company's financial results as originally reported is summarized below:

                                                              FOR THE SIX MONTHS ENDING
                                                                     MAY 31, 1995
                                                              --------------------------
                                                              AS REPORTED    AS RESTATED
                                                              -----------    -----------
                                                                (AMOUNTS IN THOUSANDS)
Income (loss) before income taxes and extraordinary item....   $ (1,099)       $(3,646)
Net income (loss)...........................................   $(14,491)       $(9,367)
Retained earnings (deficit).................................   $ (8,917)       $(3,793)

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

                                            COOPERS & LYBRAND L.L.P.

St. Louis, Missouri
January 27, 1996

                                OMEGA WIRE CORP.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                         TWO MONTHS ENDED MAY 31, 1995

                                                              (IN THOUSANDS)
Net sales...................................................     $23,295
Operating expenses:
  Cost of goods sold........................................      17,512
  Selling, general and administrative.......................       1,639
  Depreciation and amortization.............................       1,233
                                                                 -------
Operating income............................................       2,911
Other income (expense):
  Interest expense..........................................      (1,797)
  Amortization of deferred financing costs..................        (238)
                                                                 -------
Income before income tax provision and extraordinary item...         876
Income tax provision........................................         171
                                                                 -------
Income before extraordinary item............................         705
Extraordinary item -- loss due to early extinguishment of
  debt net of income tax of $2,082..........................      (4,044)
                                                                 -------
          Net loss..........................................     $(3,339)
                                                                 =======

        See accompanying notes to the consolidated financial statements

                                OMEGA WIRE CORP.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         TWO MONTHS ENDED MAY 31, 1995

                                          CLASS A             CARRYOVER OF
                                 COMMON   COMMON    PAID-IN   PREDECESSOR    ACCUMULATED
                                 STOCK     STOCK    CAPITAL      BASIS         DEFICIT      TOTAL
                                 ------   -------   -------   ------------   -----------   --------
                                                           (IN THOUSANDS)
Issuance of common stock.......   $420              $41,580     $     --       $    --     $ 42,000
Issuance of Class A common
  stock........................     --       63          --           --            --           63
Issuance costs.................     --       --        (675)          --            --         (675)
Carryover of predecessor
  basis........................     --       --          --      (20,000)           --      (20,000)
Net loss.......................     --       --          --           --        (3,339)      (3,339)
                                  ----      ---     -------     --------       -------     --------
Balance May 31, 1995...........   $420      $63     $40,905     $(20,000)      $(3,339)    $ 18,049
                                  ====      ===     =======     ========       =======     ========

        See accompanying notes to the consolidated financial statements

                                OMEGA WIRE CORP.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                         TWO MONTHS ENDED MAY 31, 1995

                                                              (IN THOUSANDS)
Cash flows provided by (used in) operating activities:
  Net loss..................................................    $  (3,339)
  Adjustment to reconcile net loss to net cash provided by
     (used in) operating activities:
     Extraordinary item.....................................        6,126
     Depreciation and amortization..........................        1,233
     Amortization of deferred financing costs...............          238
     Deferred income taxes..................................          120
     Change in assets and liabilities, net of acquisitions:
       Accounts receivable..................................        1,528
       Inventories..........................................         (510)
       Prepaid expenses and other...........................         (231)
       Accounts payable.....................................          919
       Accrued and other liabilities........................           10
       Accrued interest.....................................          952
       Income taxes payable/refundable......................       (2,033)
       Other long-term liabilities..........................          (26)
                                                                ---------
          Net cash from operating activities................        4,987
                                                                ---------
Cash flows provided by (used in) investing activities:
  Acquisition, net of cash..................................     (159,080)
  Capital expenditures, net.................................         (581)
                                                                ---------
          Net cash from investing activities................     (159,661)
                                                                ---------
Cash flows provided by (used in) financing activities:
  Proceeds from issuance of long-term obligations...........      135,000
  Contributed capital.......................................       34,653
  Repayment of long-term obligations........................       (7,979)
  Financing fees and other..................................       (7,000)
                                                                ---------
          Net cash from financing activities................      154,674
                                                                ---------
          Net change in cash................................           --
Cash at beginning of the period.............................           --
                                                                ---------
Cash at end of the period...................................    $      --
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

     The total purchase price of the Acquisition of approximately $174,300, which included the retirement of existing indebtedness and related fees and costs, is summarized as follows:

Cash paid for all issued and outstanding common stock.......  $102,762
Cash paid to retire existing indebtedness...................    55,439
Common stock of Omega issued................................     7,410
Fees and costs..............................................     8,689
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

     The total acquisition costs have been preliminarily allocated to the acquired net assets as follows:

Current assets..............................................  $ 40,802
Property, plant and equipment...............................    38,974
Goodwill....................................................    96,701
Fees and costs..............................................     9,000
Other assets................................................        54
Current liabilities.........................................   (21,906)
Other liabilities...........................................    (9,325)
Carryover of predecessor basis..............................    20,000
                                                              --------
                                                              $174,300
                                                              ========

2. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The consolidated financial statements include the accounts of Omega and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

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

     In connection with the Acquisition and obtaining the related financing, Omega entered into a Monitoring and Oversight Agreement ("Agreement") with Hicks, Muse & Co. Partners, L.P. ("Hicks Muse") (an affiliate of the Company) pursuant to which the Company paid Hicks Muse a cash fee of $2,525 as compensation for financial advisory services. The fees have been allocated to the debt and equity securities issued in connection with the Acquisition as deferred financing costs or as a deduction from the cash proceeds received from the sale of the common stock of Omega. The agreement further provides that the Company shall pay Hicks Muse an annual fee of $200, for ten years for monitoring and oversight services adjusted annually at the end of each fiscal year to an amount equal to 0.1% of the consolidated net sales of the Company, but in no event less than $200 annually.

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

     Under the terms of the agreements in effect at May 31, 1995, the Company has future minimum lease commitments as follows:

1995........................................................  $   979
1996........................................................    1,262
1997........................................................    1,202
1998........................................................    1,159
1999........................................................    1,108
Later years.................................................    9,198
                                                              -------
          Total minimum lease commitments...................  $14,908
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

10. RESTATEMENT OF FINANCIAL INFORMATION

     The Company has restated its previously issued financial statements for the two months ended May 31, 1995 to reflect adjustments principally related to correct for the effective tax rate and tax benefit obtained as a result of the extraordinary items. The impact of these adjustments on the Company's financial results as originally reported is summarized below:

                                                              FOR THE TWO MONTHS ENDING
                                                                     MAY 31, 1995
                                                              --------------------------
                                                              AS REPORTED    AS RESTATED
                                                              -----------    -----------
                                                                (AMOUNTS IN THOUSANDS)
Income (loss) before income taxes and extraordinary item....    $   876        $   876
Net income (loss)...........................................    $(5,750)       $(3,339)
Retained earnings (deficit).................................    $(5,750)       $(3,339)

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

St. Louis, Missouri
January 27, 1996

                         THL-OMEGA HOLDING CORPORATION

           CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED EARNINGS
                       THREE MONTHS ENDED MARCH 31, 1995

                                                              (IN THOUSANDS)
                                                              --------------
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
                                                                 =======

        See accompanying notes to the consolidated financial statements

                         THL-OMEGA HOLDING CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                       THREE MONTHS ENDED MARCH 31, 1995

                                                              (IN THOUSANDS)
                                                              --------------
Cash flows provided by (used in) operating activities:
  Net loss..................................................     $(9,307)
  Adjustment to reconcile net loss to net cash provided by
     (used in) operating activities:
     Extraordinary item.....................................       1,913
     Compensation expense...................................       9,715
     Depreciation and amortization..........................       1,509
     Change in assets and liabilities:
       Accounts receivable..................................       1,222
       Inventories..........................................       2,826
       Prepaid and other current assets.....................        (485)
       Accounts payable.....................................      (3,714)
       Accrued expenses.....................................         (90)
       Income taxes payable.................................          (5)
       Deferred compensation................................          20
                                                                 -------
          Net cash from operating activities................       3,604
                                                                 -------
Cash flows provided by (used) investing activities:
  Capital expenditures, net.................................      (1,597)
                                                                 -------
          Net cash from investing activities................      (1,597)
                                                                 -------
Cash flows provided by (used in) financing activities:
  Repayment of long-term debt...............................      (1,500)
  Net borrowing (repayment) under revolving credit
     facility...............................................        (656)
  Issuance of notes payable, net............................         678
  Redemption of common stock................................         (58)
                                                                 -------
          Net cash from financing activities................      (1,536)
                                                                 -------
          Net increase in cash..............................         471
Cash at beginning of period.................................         339
                                                                 -------
Cash at end of period.......................................     $   810
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

2. SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

     The consolidated financial statements include the accounts of THL-Omega and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

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

                         THL-OMEGA HOLDING CORPORATION

3. INCOME TAXES

     The Company accounts for income taxes in accordance with the provisions of SFAS No. 109. The provision for income taxes for the three months ended March 31, 1995 is as follows:

Current:
  Federal...................................................  $384
  State.....................................................   100
                                                              ----
                                                              $484
                                                              ====

     Reconciliation between the statutory income tax rate and effective tax rate for the three months ended March 31, 1995 is summarized below:

Statutory U.S. federal tax rate.............................  $(2,610)
State taxes, net of federal benefit.........................       66
Amortization on non-deductible goodwill and non-deductible
  expenses..................................................    3,028
                                                              -------
                                                              $   484
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

     Under the terms of the agreements in effect at March 31, 1995, the Company has future minimum lease commitments as follows:

1995........................................................  $   979
1996........................................................    1,262
1997........................................................    1,202
1998........................................................    1,159
1999........................................................    1,108
Later years.................................................    9,198
                                                              -------
          Total minimum lease commitments...................  $14,908
                                                              =======

     The Company is subject to legal proceedings and claims which arise in the normal course of business. In the opinion of management, the ultimate liabilities with respect to these actions will not have a material adverse effect on the Company's financial condition or results of operations.

6. ACQUISITION

     On March 31, 1995, ownership of the Company transferred pursuant to the terms of a Stock Purchase Agreement. Substantially all of the Company's long-term debt has been repaid. As a result of the early repayment of certain long-term debt, $1,013 of deferred financing costs was charged off and included as an extraordinary item in the accompanying Statement of Operations and Retained Earnings for the three months

                         THL-OMEGA HOLDING CORPORATION
ended March 31, 1995. In addition, the Company paid a prepayment penalty of $900 to holders of the subordinated notes. This amount also has been included in the accompanying Statement of Operations and Retained Earnings as an extraordinary item. Immediately prior to the sale of the Company, the Company sold common stock and granted stock options to certain officers and shareholders for consideration less than the fair value of the common stock. The difference between the fair value and the amount paid by the officers and shareholders has been included in the Statement of Operations and Retained Earnings as compensation expense for the three months ended March 31, 1995. In connection with the sale, the Company incurred expenses of $1,689 which has been included in the Statement of Operations and Retained Earnings as expenses related to the sale of the Company.

7. RESTATEMENT OF FINANCIAL INFORMATION

     The Company has restated its previously issued financial statements for the three months ended March 31, 1995 to reflect adjustments principally related to correct for the effective tax rate and tax benefit obtained as a result of the extraordinary item. The impact of these adjustments on the Company's financial results as originally reported is summarized below:

                                                             FOR THE THREE MONTHS ENDING
                                                                    MARCH 31, 1995
                                                             ----------------------------
                                                             AS REPORTED      AS RESTATED
                                                             -----------      -----------
                                                                (AMOUNTS IN THOUSANDS)
Income (loss) before income taxes and extraordinary item...    $(7,675)         $(7,675)
Net income (loss)..........................................    $(7,307)         $(9,307)
Retained earnings..........................................    $ 5,977          $ 3,977

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

             NAME               AGE                               POSITION(S)
             ----               ---                               -----------
James N. Mills................  60    Chairman of the Board and Chief Executive Officer of Holding and
                                        the Company
Charles W. Tate...............  53    Director of Holding and the Company
Jack D. Furst.................  39    Director of Holding and the Company
John A. Gavin.................  66    Director of Holding and the Company
Thomas P. Danis...............  51    Director of Holding and the Company
Richard W. Vieser.............  70    Director of Holding and the Company
Joseph M. Fiamingo............  48    Director, President and Chief Operating Officer of Holding and the
                                        Company
Rodney D. Kent................  50    Director of Holding and the Company, President and Chief Executive
                                        Officer of Omega
David M. Sindelar.............  40    Senior Vice President and Chief Financial Officer of Holding,
                                        Senior Vice President of the Company
Larry S. Bacon................  51    Senior Vice President -- Human Resources of Holding and the Company
W. Thomas McGhee..............  61    Secretary and General Counsel of Holding and the Company
Glenn J. Holler...............  50    Vice President -- Finance of the Company

     James N. Mills is Chairman of the Board and Chief Executive Officer of Holding and the Company and has held such positions since April 1995. Mr. Mills serves as Chairman of the Board, President and Chief Executive Officer of Mills & Partners, Inc., a St. Louis-based investment and management services firm. Mr. Mills is also Chairman of the Board and Chief Executive Officer of Berg Electronics Corp., Chairman of the Board of Berg Electronics Group, Inc. and Chairman of the Board and Chief Executive Officer of Viasystems Group, Inc. Mr. Mills was Chairman of the Board and Chief Executive Officer of Crain Holding Corp. and Crain Industries, Inc. from August 1995 through December 1997, Jackson Holding Company and Jackson Products, Inc. from February 1993 through August 1995, Thermadyne Holdings Corporation from February 1989 through February 1995 and Thermadyne Industries, Inc. from 1987 to 1995. Mr. Mills was Executive Vice President of McGraw-Edison Company, a company engaged in the electronic, industrial, commercial and automotive industries, from 1978 to 1985, and served as Industrial Group President and President of the Bussmann Division of the McGraw-Edison Company from 1980 to 1984.

     Charles W. Tate is a director of Holding and the Company and has held such positions since April 1995. Mr. Tate is President of Hicks Muse. Before joining Hicks Muse as a Managing Director and Principal in 1991, Mr. Tate had over 19 years of experience in investment and merchant banking with Morgan Stanley & Co. Incorporated, including ten years in the mergers and acquisitions department and the last two and one-half years as a managing director in Morgan Stanley & Co. Incorporated's merchant banking group. Mr. Tate serves as a director of Berg Electronics Corp., International Home Foods, Inc., Seguros Comercial America, S.A. de C.V. and Vidrio Formas, S.A.

     Jack D. Furst is a director of Holding and the Company and has held such positions since April 1995. Mr. Furst is a Managing Director and Principal of Hicks Muse and has held such position since 1989. Mr. Furst has approximately 16 years of private equity investment experience. At Hicks Muse, Mr. Furst is involved in all aspects of its business and has been actively involved in capital raising and originating, structuring and monitoring of investments. Mr. Furst is primarily responsible for managing the relationship with Mills & Partners. Prior to joining Hicks Muse, Mr. Furst was a vice president and subsequently a partner of Hicks & Haas Incorporated from 1987 to May 1989. From 1984 to 1986, Mr. Furst was a merger and acquisition/corporate finance specialist for The First Boston Corporation in New York. Before joining First Boston, Mr. Furst was a financial consultant at Price Waterhouse. Mr. Furst serves on the board of directors of Cooperative Computing, Inc., Viasystems, Inc., Hedstrom Corporation and OmniAmerica, Inc.

     John A. Gavin is a director of Holding and the Company and has held such positions since June 1995. Mr. Gavin is the founder and Chairman of the Board of Gamma Services, an international venture capital and consulting firm established in 1968, and is the Managing Director of Hicks, Muse, Tate & Furst (Latin America), Incorporated and has held such position since 1996. From 1987 to 1990, Mr. Gavin was President of Univisa Satellite Communications, a part of a Spanish-speaking broadcast network. Prior thereto, Mr. Gavin served as a Vice President of Atlantic Richfield Company from 1986. From 1981 to 1986, Mr. Gavin served as the United States Ambassador to Mexico. Mr. Gavin also serves as a director of Atlantic Richfield Company, Dresser Industries, Inc., Pinkerton's Inc., and the Hotchkis and Wiley Funds.

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

     David M. Sindelar is Senior Vice President and Chief Financial Officer of Holding and Senior Vice President of the Company and has held such positions since April 1995. Mr. Sindelar is also Senior Vice President and Chief Financial Officer of Mills & Partners, Inc., Berg Electronics Corp., Viasystems Group, Inc., and Senior Vice President of Berg Electronics Group, Inc. Mr. Sindelar was Senior Vice President and Chief Financial Officer of Crain Industries, Inc. and Crain Holdings Corp. from August 1995 through December 1997. Mr. Sindelar was Senior Vice President and Chief Financial Officer of Jackson Holding

Company from February 1993 through August 1995. From 1987 to February 1995, Mr. Sindelar held various other positions at Thermadyne Holdings Corporation including Senior Vice President and Chief Financial Officer, Vice
President -- Corporate Controller and Controller.

     Larry S. Bacon is Senior Vice President -- Human Resources of Holding and the Company and has held such positions since April 1995. Mr. Bacon is also Senior Vice President -- Human Resources of Mills & Partners, Inc., Berg Electronics Corp., Berg Electronics Group, Inc., and Viasystems Group, Inc. Mr. Bacon was Senior Vice President -- Human Resources of Crain Industries, Inc. and Crain Holdings Corp. from August 1995 through December 1997. Mr. Bacon was Senior Vice President -- Human Resources of Jackson Holding Company from February 1993 through August 1995. Previously, Mr. Bacon was Senior Vice President -- Human Resources of Thermadyne Holdings Corporation from September 1987 until February 1995.

     W. Thomas McGhee is Secretary and General Counsel of Holding and the Company and has held such positions since April 1995. Mr. McGhee is also a partner in the law firm of Herzog, Crebs and McGhee and has held that position since 1987. In addition, Mr. McGhee serves as Secretary and General Counsel of Berg Electronics Corp., Berg Electronics Group, Inc. and Viasystems Group, Inc. Mr. McGhee served as Secretary and General Counsel of Crain Industries, Inc. and Crain Holdings Corp. from August 1995 to December 1997.

     Glenn J. Holler is Vice President-Finance of the Company and has held such position since August 1996. Prior to joining the Company, Mr. Holler was employed by Vigoro Industries, Inc. as Vice President, Finance from 1994 to 1996 and Moog Automotive, Inc. from 1983 to 1994, most recently as Senior Vice President, Finance.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth the cash and noncash compensation earned by the Chief Executive Officer and the four other most highly compensated executive officers of Holding and the Company. Such compensation was paid by or on behalf of Wirekraft and Omega during the first five months of 1995 and was paid by or on behalf of the Company during the remaining seven months of 1995, and during the years ended December 31, 1996 and December 31, 1997. The bonuses included in the annual compensation for each reported year were paid subsequent to year end. As of the date hereof, the Company has not granted any stock appreciation rights.

                           SUMMARY COMPENSATION TABLE

                                                                     LONG-TERM
                                                                    COMPENSATION
                                                                    ------------
                                                                       AWARDS
                                                                    ------------
                                            ANNUAL COMPENSATION      SECURITIES
                                           ---------------------     UNDERLYING        ALL OTHER
                                   YEAR    SALARY($)    BONUS($)     OPTIONS(#)     COMPENSATION($)
                                   ----    ---------    --------    ------------    ---------------
James N. Mills...................  1997     395,000     548,000            --                --
  Chairman of the Board and        1996     485,281     548,000       412,188(2)             --
  Chief Executive Officer of       1995     250,000      97,500       988,725(2)             --
     Holding
Joseph M. Fiamingo...............  1997     316,502     195,000            --                --
  President and Chief Operating    1996     202,166     123,337       600,000(3)             --
  Officer of Holding and the       1995      32,685       8,500       400,000(3)             --
  Company
Rodney D. Kent...................  1997     316,960     207,564            --           153,196(4)
  President and Chief Executive    1996     323,911     193,714            --           142,289(4)
  Officer of Omega                 1995     285,479      70,000       400,000(3)        129,766(4)
David M. Sindelar................  1997     169,000     150,000            --                --
  Senior Vice President and Chief  1996     201,422     121,000       309,143(2)             --
  Financial Officer of Holding,    1995     108,833      48,000       741,547(2)             --
  Senior Vice President of the
  Company
Glenn J. Holler..................  1997     217,579     103,144            --                --
  Vice President -- Finance of     1996      86,072      50,000       250,000(3)             --
  the Company                      1995          --          --            --                --

---------------

(1) Holding and the Company provide to certain executive officers, a car allowance, reimbursement for club memberships, insurance policies and certain other benefits. The aggregate incremental cost of these benefits to Holding and the Company for each officer do not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for each such officer.

(2) Reflects Performance Options (as hereinafter defined) granted by Holding. For a description of the material terms of such options, See "-- Benefit Plans -- Performance Options."

(3) Reflects options to purchase common stock of Holding, par value $0.01 per share, ("Holding Common Stock") granted under the Option Plan (as hereinafter defined). The options vest in five equal annual installments commencing on the first anniversary date of the grant, subject to acceleration under certain circumstances, including a Change of Control (as defined in the Option Plan).

(4) Represents (i) $45,792, $45,792, and $43,347 in premiums paid on life insurance policies for the benefit of Mr. Kent in 1997, 1996 and 1995 respectively and (ii) $47,888, $44,700 and $41,536 in annual deferred compensation and $59,516, $51,797 and $44,883 in annual interest accruals thereon earned by Mr. Kent in 1997, 1996 and 1995 respectively, pursuant to his employment agreement.

OPTION GRANTS IN LAST FISCAL YEAR

     There were no options issued to the executive officers named above during fiscal 1997.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

     No options were exercised by the executive officers named above during fiscal 1997. The following table summarizes the value of unexercised options as of December 31, 1997. The per share fair market value of the Holding Common Stock used to make the calculations in the following table is $1.00, which is the per share price at which Holding Common Stock was sold in connection with the Wirekraft/Omega Combination and the DWT Acquisition. Accordingly, the table indicates that the options had no value at the end of 1997 because the exercise price was equal to such fair market value.

                                                                     NUMBER OF                     VALUE OF
                                                                    SECURITIES                    UNEXERCISED
                                                                    UNDERLYING                   IN-THE-MONEY
                                                                UNEXERCISED OPTIONS                 OPTIONS
                                                                AT FISCAL YEAR END            AT FISCAL YEAR END
                         SHARES ACQUIRED                    ---------------------------   ---------------------------
                           ON EXERCISE     VALUE REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
         NAME                  (#)              ($)             (#)            (#)            ($)            ($)
         ----            ---------------   --------------   -----------   -------------   -----------   -------------
James N. Mills.........         0                0                  0       1,400,913          0              0
Joseph M. Fiamingo.....         0                0            280,000         720,000          0              0
Rodney D. Kent.........         0                0            160,000         240,000          0              0
David M. Sindelar......         0                0                  0       1,050,690          0              0
Glenn J. Holler........         0                0             50,000         200,000          0              0

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Compensation decisions are made by the Board of Directors. Messrs. James N. Mills, Joseph M. Fiamingo and Rodney D. Kent served as both executive officers and directors during 1997 and are expected to serve in such capacities in 1998.

COMPENSATION OF DIRECTORS

     The directors of Holding and the Company did not receive compensation from either Holding or the Company for services rendered in that capacity during the period prior to the effective time of the Wirekraft/Omega Combination. Directors who are officers, employees or otherwise an affiliate of Holding or the Company receive no compensation for their services as directors. Each director of Holding and the Company who is not also an officer, employee or an affiliate of Holding or the Company (an "Outside Director") will receive an annual retainer of $12,000 and a fee of $1,000 for each meeting of the board of directors at which the director is present. Directors of Holding and the Company are entitled to reimbursement of their reasonable out-of-pocket expenses in connection with their travel to and attendance at meetings of the board of directors or committees thereof.

     In 1995, Holding and the Company granted options to purchase 300,000 shares of Holding Common Stock at $1.00 per share to directors of the Company.

BENEFIT PLANS

Stock Option Plan

     Holding's qualified and non-qualified stock option plan (the "Option Plan") provides for the granting of up to 4,795,322 shares of Holding Common Stock to officers and key employees of Holding and the Company. Under the Option Plan, as of February 27, 1998, Holding has granted options to purchase 4,476,444 shares of Holding common stock, 3,075,000 at $1.00 per share, 1,350,000 at $1.40 per share and 51,444 at $1.625 per share, the fair market value of Holding Common Stock at the date of grant as determined by the Board of Directors of Holding. Such options vest ratably over a five year period commencing on the first anniversary date after the date of grant, subject to acceleration in the discretion of the committee appointed to administer the Option Plan in the event of a Change of Control (as defined in the Option Plan). Generally, an option may be exercised only if the holder is an officer or employee of Holding or the Company at the time of exercise. Options granted under the Option Plan are not transferable, except by will and the laws of descent and distribution. Except as expressly provided otherwise in any optionee's agreement relating to the grant of options under the Option Plan, in the event an optionee's employment with Holding, the Company or a related entity terminates at any time, Holding or its designees shall have the right to repurchase from the optionee (or optionee's representatives) (i) the number of shares of Holding Common Stock acquired upon exercise of an option and (ii) the optionee's right to acquire that number of shares of Holding Common Stock which an optionee can acquire upon exercise immediately prior to such repurchase. The purchase price to be paid is calculated on the basis of the fair market value (as defined in the Option Plan) of Holding Common Stock multiplied by the number of shares of Holding Common Stock to be acquired (less the aggregate exercise price in the event such repurchase option is exercised by Holding with respect to the optionee's right to acquire Holding Common Stock).

Performance Options

     On March 31, 1995, Omega granted options (the "Performance Options") to purchase 1,958,762 shares of common stock of Omega ("Omega Common Stock"). Mr. Mills was granted Performance Options to purchase 652,921 shares of Omega Common Stock, and Performance Options to purchase the remaining 1,305,841 shares of Omega Common Stock were granted to certain officers of Omega who are also affiliated with Mills & Partners. In connection with the Acquisitions and pursuant to the terms of the option agreements (the "Performance Option Agreements") related to the Performance Options, the Performance Options became options to purchase an identical number of shares of Holding Common Stock.

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

     The Performance Options are exercisable only in the event that HM Fund II has realized an overall rate of return of at least 35% per annum, compounded annually, on all equity funds invested by it in Holding. Subject to the foregoing, the Performance Options are exercisable (i) immediately prior to a Liquidity Event (as hereinafter defined), (ii) concurrently with the consummation of a Qualified IPO (as hereinafter defined), or (iii) on December 31, 2004 (with respect to the Performance Options granted on March 31, 1995 and June 12, 1995) or on December 31, 2005 (with respect to the Performance Options granted on March 5, 1996). Notwithstanding the preceding sentence, the Performance Option Agreements provide that the Performance Options will not be exercisable as a result of the consummation of the Acquisitions. A "Liquidity Event" generally means (i) one or more sales or other dispositions of Holding Common Stock if, thereafter, the amount of Holding Common Stock owned by Hicks, Muse, Tate & Furst Equity Fund II, L.P. ("HM Fund II") is reduced by 50%, (ii) any merger, consolidation or other business combination of Holding pursuant to which any person or group acquires a majority of the common stock of the resulting entity, or (iii) any sale of all or substantially all of the assets of Holding. A "Qualified IPO" means a firm commitment underwritten public offering of Holding Common Stock for gross proceeds of at least $25.0 million.

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

ITEM 12. SECURITIES OWNERSHIP

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     All of the issued and outstanding shares of common stock of the Company are held by Holding. The following table sets forth as of February 27, 1998 certain information regarding the beneficial ownership of the voting securities of Holding by each person who beneficially owns more than 5% of any class of Holding voting securities and by the directors and certain executive officers of Holding, individually, and by the directors and executive officers of Holding as a group. The Class A Common Stock, par value $0.01 per share, of Holding ("Holding Class A Common Stock") votes together with the Holding Common Stock as a single class and is entitled to one vote for each share.

                                                        SHARES BENEFICIALLY OWNED (1)
                                       ---------------------------------------------------------------
                                                                      HOLDING CLASS A
                                         HOLDING COMMON STOCK          COMMON STOCK
                                       ------------------------   -----------------------
                                        NUMBER OF    PERCENT OF   NUMBER OF    PERCENT OF   PERCENT OF
                                         SHARES        CLASS        SHARES       CLASS        TOTAL
                                       -----------   ----------   ----------   ----------   ----------
5% STOCKHOLDERS:
  HM Parties(2)......................  116,950,000     100.0%             --         --        90.0%
     c/o Hicks, Muse, Tate & Furst
       Incorporated
     200 Crescent Court, Suite 1600
       Dallas, Texas 75201
  Rodney D. Kent(3)..................    5,860,000       5.0%             --         --         4.5%
     c/o Omega Wire, Inc.
     12 Masonic Avenue
     Camden, New York 13316
OFFICERS AND DIRECTORS:
  James N. Mills(4)..................    1,702,034       1.5%     13,000,000     100.0%        11.3%
  Thomas P. Danis(5).................      200,000      *                 --         --        *
  Jack D. Furst (2)..................  116,950,000     100.0%             --         --        90.0%
  John A. Gavin(6)...................      235,957      *                 --         --        *
  Charles W. Tate(2).................  116,950,000     100.0%             --         --        90.0%
  Rodney D. Kent(3)..................    5,860,000       5.0%             --         --         4.5%
  Richard W. Vieser(7)...............      235,957      *                 --         --        *
  Joseph M. Fiamingo(8)..............      280,000      *                 --         --        *
  David M. Sindelar(9)...............           --         --      3,648,482      28.1%         2.8%
  Larry S. Bacon(10).................           --         --        875,507       6.7%        *
  W. Thomas McGhee(11)...............           --         --        875,505       6.7%        *
  Glenn J. Holler(12)................       50,000      *                 --         --        *
  All executive officers and
     directors as a group (12
     persons)(13)....................  116,950,000     100.0%     13,000,000     100.0%       100.0%

---------------

  *  Less than one percent.

 (1) Holding Class A Common Stock is convertible into Holding Common Stock (i) at the option of any holder thereof at any time, (ii) at the option of Holding upon the occurrence of a Triggering Event (as defined below), and
     (iii) mandatorily at March 31, 2005. A "Triggering Event" means any sale of substantially all of the assets of Holding or any merger, consolidation or other business combination of Holding in which Hicks Muse and its affiliates cease to own at least 50% of the resulting entity. Each share of Holding Class A Common Stock is convertible into a fraction of a share of Holding Common Stock equal to the quotient of (i) the fair market value of a share of Holding Common Stock at the time of conversion less the sum of $0.99 plus imputed interest thereon at a rate of 9% per annum, compounded annually, at the time of conversion, divided by (ii) the fair market value of a share of Holding Common Stock at the time of conversion. Because the fraction of a share of Holding Common

Stock into which Holding Class A Common Stock is convertible is determinable only at the time of a conversion, shares of Holding Common Stock are not included in the shares of Holding Common Stock beneficially owned in the foregoing table.

 (2) Includes (i) shares owned of record by HM Fund II, a limited partnership of which the sole general partner is HM2/GP Partners, L.P., a limited partnership of which the sole general partner is Hicks, Muse GP Partners, L.P., a limited partnership of which the sole general partner is Hicks, Muse, Tate & Furst Fund II Incorporated, a corporation affiliated with Hicks Muse; (ii) shares owned of record by HM2/Wire/Hunt Partners, L.P., HM2/Wire/Sunwestern Partners, L.P. and HM2/Wire/Hubbard Partners, L.P., limited partnerships of which the sole general partner is HM2/GP Partners, L.P.; (iii) shares owned of record by certain individuals that Hicks Muse has the power to direct the voting of with respect to the election of directors; and (iv) shares owned of record by certain individuals subject to an irrevocable proxy in favor of Hicks Muse. Thomas O. Hicks is a controlling stockholder of Hicks Muse and serves as Chairman of the Board, President, Chief Executive Officer, Chief Operating Officer and Secretary of Hicks Muse. Accordingly, Mr. Hicks may be deemed to be the beneficial owner of Holding Common Stock held by HM Fund II. John R. Muse, Charles W. Tate, Jack D. Furst, Lawrence D. Stuart, Michael J. Levitt, Alan B. Menkes, David B. Deniger and Dan H. Blanks are officers, directors and minority stockholders of Hicks Muse and as such may be deemed to share with Mr. Hicks the power to vote or dispose of Holding Common Stock held by HM Fund
     II. Each of Messrs. Hicks, Muse, Tate, Furst, Stuart, Levitt, Menkes, Deniger and Blanks disclaims the existence of a group and disclaims beneficial ownership of Holding Common Stock not respectively owned of record by him.

 (3) Includes 160,000 shares of Holding Common Stock issuable to Mr. Kent upon exercise of options granted under the Option Plan that are currently exercisable. Does not include 240,000 shares of Holding Common Stock issuable to Mr. Kent upon exercise of options granted under the Option Plan that are not currently exercisable. See "Executive Compensation -- Benefit Plans -- Option Plan."

 (4) Includes shares of Holding Class A Common Stock held by James N. Mills and shares of Holding Class A Common Stock that Mr. Mills has the power to vote by proxy. Does not include 1,400,913 shares of Holding Common stock issuable to Mr. Mills upon the exercise of Performance Options that are not currently exercisable. See "Executive Compensation -- Benefit
     Plans -- Performance Options."

 (5) Includes 100,000 shares of Holding Common Stock issuable to Mr. Danis upon exercise of options granted in 1995 that are currently exercisable. See "Directors Compensation."

 (6) Includes 100,000 shares of Holding Common Stock issuable to Mr. Gavin upon exercise of options granted in 1995 that are currently exercisable. See "Directors Compensation."

 (7) Includes 100,000 shares of Holding Common Stock issuable to Mr. Vieser upon exercise of options granted in 1995 that are currently exercisable. See "Directors Compensation."

 (8) Includes 280,000 shares of Holding Common Stock issuable to Mr. Fiamingo upon exercise of options granted under the Option Plan that are currently exercisable. Does not include 720,000 shares of holding Common Stock issuable to Mr. Fiamingo upon exercise of options granted under the option plan that are not currently exercisable. See "Executive
     Compensation -- Benefit Plans -- Option Plan."

 (9) Does not include 1,050,690 shares of Holding Common Stock issuable to Mr. Sindelar upon exercise of Performance Options that are not currently exercisable. See "Executive Compensation -- Benefit Plans -- Performance Options."

(10) Does not include 700,457 shares of Holding Common Stock issuable to Mr. Bacon upon exercise of Performance Options that are not currently exercisable. See "Executive Compensation -- Benefit Plans -- Performance Options."

(11) Includes 625,505 shares held of record by the W. Thomas McGhee Revocable Living Trust and 250,000 shares held of record by the McGhee Family Limited Partnership, for which Mr. McGhee exercises investment control. Does not include 700,456 shares of Holding Common Stock issuable to

     Mr. McGhee upon exercise of Performance Options that are not currently exercisable. See "Executive Compensation -- Benefit Plans -- Performance Options."

(12) Includes 50,000 shares of Holding Common Stock issuable to Mr. Holler upon exercise of options granted under the Option Plan that are currently exercisable. Does not include 200,000 shares of Holding Common Stock issuable to Mr. Holler upon exercise of options granted under the Option Plan that are not currently exercisable. See "Executive
     Compensation -- Benefit Plans -- Option Plan."

(13) Includes (i) shares of Holding Class A Common Stock held by executive officers and directors and shares of Holding Class A Common Stock as to which Hicks Muse has the power to direct the voting of with respect to the election of directors and which Mr. Mills has the power to vote by proxy and (ii) 790,000 shares of Holding Common Stock issuable to executives and directors of the Company upon exercise of options that are currently exercisable. Does not include 5,652,516 shares of Holding Common Stock issuable to executive officers of Holding upon the exercise of Performance Options and options under the Option Plan that are not currently exercisable. See "Executive Compensation Benefit Plans -- Performance Options" and "Compensation of Directors."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATIONSHIPS WITH HICKS MUSE

Monitoring and Oversight Agreement

     On June 12, 1995, Holding and the Company entered into a ten-year agreement (the "Monitoring and Oversight Agreement") with Hicks, Muse & Co. Partners, L.P. ("Hicks Muse Partners"), a limited partnership of which the sole general partner is HM Partners Inc., a corporation affiliated with Hicks Muse, pursuant to which they paid Hicks Muse Partners a cash financial advisory fee of approximately $3.7 million upon the closing of the Acquisitions as compensation for its services as financial advisor for the Acquisitions, pursuant to which they pay an annual fee of $500,000 for oversight and monitoring services to Holding and the Company. The annual fee is adjustable at the end of each fiscal year to an amount equal to 0.1% of the consolidated net sales of the Company, but in no event less than $500,000. Hicks Muse Partners also will be entitled to receive a fee equal to 1.5% of the transaction value (as defined) for each add-on transaction (as defined) in which the Company is involved. The term "transaction value" means the total value of any add-on transaction, including, without limitation, the aggregate amount of the funds required to complete the add-on transaction (excluding any fees payable pursuant to the Monitoring and Oversight Agreement and any fees, if any, paid to any other person or entity for financial advisory, investment banking, brokerage, or any other similar services rendered in connection with such add-on transaction) including the amount of any indebtedness, preferred stock or similar items assumed (or remaining outstanding). The term "add-on transaction" means any future proposal for a tender offer, acquisition, sale, merger, exchange offer, recapitalization, restructuring, or other similar transaction directly or indirectly involving Holding, the Company, or any of their respective subsidiaries and any other person or entity. On March 5, 1996, in connection with the DWT Acquisition, Holding and the company paid Hicks Muse Partners a cash financial advisory fee of approximately $2.5 million as compensation for its services as financial advisor. On February 12, 1997, in connection with the Camden Acquisition, Holding and the Company paid Hicks Muse Partners a cash financial advisory fee of approximately $900,000 as compensation for its services as financial advisor.

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

Stockholders Agreement

     Each investor in any class of common stock of Holding has entered into a stockholders agreement (the "Stockholders Agreement"). The Stockholders Agreement, among other things, grants preemptive rights and certain registration rights to the parties thereto and contains provisions requiring the parties thereto to sell their shares of common stock in connection with certain sales of Holding's common stock by Hicks Muse ("drag-along right") and granting the parties thereto the right to include a portion of their shares of common stock in certain sales in which Hicks Muse does not exercise its drag-along rights ("tag-along rights"). In addition, the Stockholders agreement contains an irrevocable proxy pursuant to which all parties to the Stockholders Agreement grant to Hicks Muse the power to vote all shares of Holding Common Stock held by such parties. The Stockholders Agreement terminates on its tenth anniversary date, although the preemptive rights, drag-along rights and tag-along rights contained therein terminate earlier upon the consummation of a firm commitment underwritten public offering of Holding Common Stock.

Notes Repurchase

     On June 20, 1997, the Company repurchased $5.0 million in aggregate principle amount of the Company's 14% Notes due 2005 for 113% of the principle amount of such notes, plus accrued and unpaid interest, from HM Fund II, and certain affiliates and principles of Hicks Muse, including Messrs. Tate and Furst, directors of Holding and the Company.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

     See Index to Financial Statements on page 22 of this report.

EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.1            -- Agreement and Plan of Merger dated as of June 2, 1995,
                            among Omega Wire Corp., Wirekraft Holdings Corp.,
                            International Wire Holding Company, International Wire
                            Group, Inc. and Wirekraft Acquisition Company.(1)
          2.2            -- Agreement and Plan of Merger, dated as of March 5, 1996, among Hoosier Wire, Inc., International Wire Group, Inc.,
                            and Wire Technologies, Inc.(2)
          2.3            -- Asset Purchase Agreement, dated as of March 5, 1996,
                            among Dekko Automotive Wire, Inc., International Wire
                            Holding Company, International Wire Group, Inc., and Wire
                            Technologies, Inc.(2)
          2.4            -- Asset Purchase Agreement, dated as of March 5, 1996,
                            among International Wire Holding Company, International
                            Wire Group, Inc., and Wire Technologies, Inc.(2)
          2.5            -- Asset Purchase Agreement, dated as of March 5, 1996,
                            among Silicones, International Wire Holding Company,
                            International Wire Group, Inc., and Wire Technologies,
                            Inc.(2)
          2.6            -- Stock Purchase Agreement dated as of January 2, 1997,
                            among International Wire Group, Inc., Camden Wire Co.,
                            Inc. and Oneida Ltd.(6)
          3.1            -- Restated Certificate of Incorporation of International
                            Wire Group, Inc.(4)
          3.2            -- By-Laws of International Wire Group, Inc.(1)
          4.1            -- Indenture, dated as of June 12, 1995, among International
                            Wire Group, Inc., as Issuer, the Subsidiary Guarantors
                            (as therein defined) and IBJ Schroder Bank & Trust
                            Company, as Trustee.(1)
          4.2            -- Form of the 11 3/4% Note (included in Exhibit 4.1,
                            Exhibit B).
          4.3            -- Exchange and Registration Rights Agreement, dated as of
                            June 12, 1995, among International Wire Group, Inc., the
                            Subsidiary Guarantors (as therein defined), Chemical
                            Securities Inc. and BT Securities Corporation.(1)
          4.4            -- First Supplemental Indenture, dated as of March 5, 1996, by and among International Wire Group, Inc., Wire
                            Technologies, Inc., the subsidiary guarantors party
                            thereto, and IBJ Schroder Bank & Trust Company, as
                            Trustee.(2)
          4.5            -- Certificate of Designation of Series A Senior Cumulative
                            Exchangeable Redeemable Preferred Stock of International
                            Wire Group, Inc.(2)
          4.6            -- Second Supplemental Indenture, dated as of December 20,
                            1996, by International Wire Group, Inc. the subsidiary
                            guarantors party thereto, and IBJ Schroder Bank and Trust
                            Company, as Trustee.(5)
          4.7            -- Indenture, dated as of February 12, 1997, among
                            International Wire Group, Inc., as Issuer, the Subsidiary
                            Guarantors (as therein defined) and IBJ Schroder Bank and
                            Trust Company, as Trustee.(6)
          4.8            -- Form of 14% Note (included in Exhibit 4.7, Exhibit A).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          4.9            -- Preferred Stock and Warrant Purchase Agreement dated as of March 5, 1996, by and among International Wire Holding
                            Company, International Wire Group, Inc., Chemical Equity
                            Associates and Hicks, Muse, Tate & Furst Equity Fund II,
                            L.P.(6)
          4.10           -- Third Supplemental Indenture, dated as of February 12,
                            1997, by and among International Wire Group, Inc., the
                            subsidiary guarantors party thereto, and IBJ Schroder
                            Bank and Trust Company, as Trustee.(6)
          4.11           -- First Supplemental Indenture, dated as of June 10, 1997, by and among International Wire Group, Inc., the
                            subsidiary guarantors party thereto, and IBJ Schroder
                            Bank and Trust Company, as Trustee.(6)
          4.12           -- Indenture, dated as of June 17, 1997, among International
                            Wire Group, Inc., as Issuer, the Subsidiary Guarantors
                            (as therein defined) and IBJ Schroder Bank and Trust
                            Company, as Trustee.(6)
          4.13           -- Form of 11 3/4% Series B Note (included in Exhibit 4.11,
                            Exhibit B)
         10.1            -- Parts Sourcing Contract, dated as of December 2, 1994,
                            among Wirekraft Industries, Inc. and General Electric
                            Company (Confidential treatment has been granted with
                            respect to certain portions of this exhibit).(1)
         10.2            -- Schedule of Substantially Identical Domestic Subsidiary
                            Security Agreements.(1)
         10.3            -- Agreement of Sublease, dated as of December 31, 1991,
                            between Oneida County Industrial Development Agency and
                            OWI Corporation.(1)
         10.4            -- Agreement of Sublease, dated as of December 31, 1991,
                            between Onondaga County Industrial Development Agency and
                            OWI Corporation.(1)
         10.5            -- Sublease Agreement, dated as of March 31, 1994, between
                            Productos de Control, S.A. de C.V. and Wirekraft
                            Industries, Inc.(1)
         10.6            -- Lease Contract, dated as of August 1, 1994, between
                            Parques Industriales Mexicanos, S.A. de C.V. and Electro
                            Componentes de Mexico, S.A. de C.V..(1)
         10.7            -- Lease Contract, dated as of March 15, 1998, between
                            Parques Industriales Mexicanos, S.A. de C.V. and Electro
                            Componentes de Mexico, S.A. de C.V..*
         10.8+           -- Employment Agreement, dated as of June 12, 1995, among
                            International Wire Holding Company, International Wire
                            Group Inc. and certain of its subsidiaries and James N.
                            Mills.(4)
         10.9+           -- Employment Agreement, dated as of June 12, 1995, among
                            International Wire Holding Company, International Wire
                            Group Inc. and certain of its subsidiaries and David M.
                            Sindelar.(4)
         10.10+          -- Employment Agreement, dated as of March 14, 1995, between
                            Omega Wire, Inc. and Rodney D. Kent.(1)
         10.11+          -- Option Agreement, dated as of March 31, 1995, between
                            Omega Wire Corp. and James N. Mills.(1)
         10.12+          -- Option Agreement, dated as of March 31, 1995, between
                            Omega Wire Corp. and David M. Sindelar.(1)
         10.13+          -- Option Agreement dated as of June 12, 1995, between Omega
                            Wire Corp. and David M. Sindelar.(1)
         10.14+          -- Option Agreement dated as of June 12, 1995, between
                            International Wire Group, Inc. and David M. Sindelar.(1)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.15+          -- Option Agreement dated as of August 28, 1995, between
                            International Wire Group, Inc. and Larry S. Bacon.(3)
         10.16           -- Stockholders Agreement dated as of June 12, 1995, among
                            International Wire Holding Company and the Stockholders
                            signatories thereto.(1)
         10.17           -- Monitoring and Oversight Agreement dated as of June 12,
                            1995, among International Wire Holding Company,
                            International Wire Group, Inc. and Hicks, Muse & Co.
                            Partners, L.P.(1)
         10.18+          -- Option Agreement dated as of August 28, 1995 between
                            International Wire Group, Inc. and W. Thomas McGhee.(3)
         10.19+          -- 1995 Stock Option Plan of International Wire Holding
                            Company.(4)
         10.20+          -- Form of Option Agreement of International Wire Holding
                            Company under 1995 Stock Option Plan.(4)
         10.21           -- Agreement dated as of December 29, 1995 among Wirekraft
                            Industries, Inc. and General Electric Company
                            (Confidential treatment has been granted with respect to
                            certain portions of this exhibit).(4)
         10.22           -- Amended and Restated Credit Agreement, dated as of
                            February 12, 1997, among International Wire Group, Inc. ,
                            International Wire Holding Company, the several lenders
                            from time to time parties thereto, Chase Manhattan Bank,
                            as Administrative Agent, and Bankers Trust Company, as
                            Documentation Agent.(5)
         10.23+          -- Employment Agreement, dated as of September 25, 1996,
                            among International Wire Holding Company and
                            International Wire Group, Inc. and Joseph M. Fiamingo.(5)
         10.24+          -- Option Agreement, dated as of November 5, 1995, between
                            International Wire Holding Company and Joseph M.
                            Fiamingo.(5)
         10.25+          -- Option Agreement, dated as of November 6, 1996, between
                            International Wire Holding Company and Joseph M.
                            Fiamingo.(5)
         10.26           -- First Amendment to Amended and Restated Credit Agreement,
                            dated as of June 17, 1997, among International Wire
                            Group, Inc., International Wire Holding Company, the
                            Several Lenders from time to time parties thereto, the
                            Chase Manhattan Bank, as Administrative Agent, and
                            Bankers Trust Company, as Documentation Agent.(6)
         10.27           -- Second Amendment and Waiver to Amended and Restated
                            Credit Agreement, dated as of September 29, 1997, among
                            International Wire Group, Inc., International Wire
                            Holding Company, the Several Lenders from time to time
                            parties thereto, the Chase Manhattan Bank, as
                            Administrative Agent, and Bankers Trust Company, as
                            Documentation Agent.*
         10.28+          -- Option Agreement dated as of August 6, 1996, between
                            International Wire Holding Company and Glenn J. Holler.*
         10.29+          -- Option Agreement dated as of November 8, 1995, between
                            International Wire Holding Company and Rodney D. Kent.*
         21.1            -- Subsidiaries of International Wire Group, Inc.*
         27.1            -- Financial Data Schedule*

---------------

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

(3) Incorporated by reference to the Quarterly Report on Form 10-Q of International Wire Group, Inc. for the fiscal quarter ended September 30, 1995.

(4) Incorporated by reference to the Annual Report on Form 10-K of International Wire Group, Inc. for the fiscal year ended December 31, 1995.

(5) Incorporated by reference to the Annual Report on Form 10-K of International Wire Group, Inc. for the fiscal year ended December 31, 1996.

(6) Incorporated by reference to the Registration Statement on Form S-1 (333-26925) of International Wire Group, Inc. as declared effective by the Securities and Exchange Commission on November 12, 1997.

  * Filed herewith.

  + Indicates compensatory plan or arrangement.

(B) REPORT ON FORM 8-K

     Neither Holding nor the Company filed any report on Form 8-K with the Securities and Exchange Commission during the quarter ended December 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            INTERNATIONAL WIRE GROUP, INC.
Date: March 26, 1998

                                            By:    /s/ GLENN J. HOLLER
                                             -----------------------------------
                                                       Glenn J. Holler
                                                   Vice President-Finance

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

                      SIGNATURE                                   TITLE                        DATE
                      ---------                                   -----                        ----

                 /s/ JAMES N. MILLS                      Chairman of the Board of         March 26, 1998
-----------------------------------------------------      Directors and Chief
                  (James N. Mills)                         Executive Officer
                                                           (Principal Executive
                                                           Officer)

                /s/ DAVID M. SINDELAR                    Senior Vice President            March 26, 1998
-----------------------------------------------------      and Chief Financial
                 (David M. Sindelar)                       Officer (Principal
                                                           Financial Officer)

                 /s/ GLENN J. HOLLER                     Vice                             March 26, 1998
-----------------------------------------------------      President -- Finance
                  (Glenn J. Holler)                        (Principal Accounting
                                                           Officer)

                 /s/ THOMAS P. DANIS                     Director                         March 26, 1998
-----------------------------------------------------
                  (Thomas P. Danis)

                  /s/ JACK D. FURST                      Director                         March 26, 1998
-----------------------------------------------------
                    Jack D. Furst

                  /s/ JOHN A. GAVIN                      Director                         March 26, 1998
-----------------------------------------------------
                    John A. Gavin

                 /s/ CHARLES W. TATE                     Director                         March 26, 1998
-----------------------------------------------------
                   Charles W. Tate

                /s/ RICHARD W. VIESER                    Director                         March 26, 1998
-----------------------------------------------------
                  Richard W. Vieser

                      SIGNATURE                                   TITLE                        DATE
                      ---------                                   -----                        ----

                 /s/ RODNEY D. KENT                      Director                         March 26, 1998
-----------------------------------------------------
                   Rodney D. Kent

               /s/ JOSEPH M. FIAMINGO                    Director, President and          March 26, 1998
-----------------------------------------------------      Chief Operating
                 Joseph M. Fiamingo                        Officer

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

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.1            -- Agreement and Plan of Merger dated as of June 2, 1995,
                            among Omega Wire Corp., Wirekraft Holdings Corp.,
                            International Wire Holding Company, International Wire
                            Group, Inc. and Wirekraft Acquisition Company.(1)
          2.2            -- Agreement and Plan of Merger, dated as of March 5, 1996, among Hoosier Wire, Inc., International Wire Group, Inc.,
                            and Wire Technologies, Inc.(2)
          2.3            -- Asset Purchase Agreement, dated as of March 5, 1996,
                            among Dekko Automotive Wire, Inc., International Wire
                            Holding Company, International Wire Group, Inc., and Wire
                            Technologies, Inc.(2)
          2.4            -- Asset Purchase Agreement, dated as of March 5, 1996,
                            among International Wire Holding Company, International
                            Wire Group, Inc., and Wire Technologies, Inc.(2)
          2.5            -- Asset Purchase Agreement, dated as of March 5, 1996,
                            among Silicones, International Wire Holding Company,
                            International Wire Group, Inc., and Wire Technologies,
                            Inc.(2)
          2.6            -- Stock Purchase Agreement dated as of January 2, 1997,
                            among International Wire Group, Inc., Camden Wire Co.,
                            Inc. and Oneida Ltd.(6)
          3.1            -- Restated Certificate of Incorporation of International
                            Wire Group, Inc.(4)
          3.2            -- By-Laws of International Wire Group, Inc.(1)
          4.1            -- Indenture, dated as of June 12, 1995, among International
                            Wire Group, Inc., as Issuer, the Subsidiary Guarantors
                            (as therein defined) and IBJ Schroder Bank & Trust
                            Company, as Trustee.(1)
          4.2            -- Form of the 11 3/4% Note (included in Exhibit 4.1,
                            Exhibit B).
          4.3            -- Exchange and Registration Rights Agreement, dated as of
                            June 12, 1995, among International Wire Group, Inc., the
                            Subsidiary Guarantors (as therein defined), Chemical
                            Securities Inc. and BT Securities Corporation.(1)
          4.4            -- First Supplemental Indenture, dated as of March 5, 1996, by and among International Wire Group, Inc., Wire
                            Technologies, Inc., the subsidiary guarantors party
                            thereto, and IBJ Schroder Bank & Trust Company, as
                            Trustee.(2)
          4.5            -- Certificate of Designation of Series A Senior Cumulative
                            Exchangeable Redeemable Preferred Stock of International
                            Wire Group, Inc.(2)
          4.6            -- Second Supplemental Indenture, dated as of December 20,
                            1996, by International Wire Group, Inc. the subsidiary
                            guarantors party thereto, and IBJ Schroder Bank and Trust
                            Company, as Trustee.(5)
          4.7            -- Indenture, dated as of February 12, 1997, among
                            International Wire Group, Inc., as Issuer, the Subsidiary
                            Guarantors (as therein defined) and IBJ Schroder Bank and
                            Trust Company, as Trustee.(6)
          4.8            -- Form of 14% Note (included in Exhibit 4.7, Exhibit A).
          4.9            -- Preferred Stock and Warrant Purchase Agreement dated as of March 5, 1996, by and among International Wire Holding
                            Company, International Wire Group, Inc., Chemical Equity
                            Associates and Hicks, Muse, Tate & Furst Equity Fund II,
                            L.P.(6)
          4.10           -- Third Supplemental Indenture, dated as of February 12,
                            1997, by and among International Wire Group, Inc., the
                            subsidiary guarantors party thereto, and IBJ Schroder
                            Bank and Trust Company, as Trustee.(6)
          4.11           -- First Supplemental Indenture, dated as of June 10, 1997, by and among International Wire Group, Inc., the
                            subsidiary guarantors party thereto, and IBJ Schroder
                            Bank and Trust Company, as Trustee.(6)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          4.12           -- Indenture, dated as of June 17, 1997, among International
                            Wire Group, Inc., as Issuer, the Subsidiary Guarantors
                            (as therein defined) and IBJ Schroder Bank and Trust
                            Company, as Trustee.(6)
          4.13           -- Form of 11 3/4% Series B Note (included in Exhibit 4.11,
                            Exhibit B)
         10.1            -- Parts Sourcing Contract, dated as of December 2, 1994,
                            among Wirekraft Industries, Inc. and General Electric
                            Company (Confidential treatment has been granted with
                            respect to certain portions of this exhibit).(1)
         10.2            -- Schedule of Substantially Identical Domestic Subsidiary
                            Security Agreements.(1)
         10.3            -- Agreement of Sublease, dated as of December 31, 1991,
                            between Oneida County Industrial Development Agency and
                            OWI Corporation.(1)
         10.4            -- Agreement of Sublease, dated as of December 31, 1991,
                            between Onondaga County Industrial Development Agency and
                            OWI Corporation.(1)
         10.5            -- Sublease Agreement, dated as of March 31, 1994, between
                            Productos de Control, S.A. de C.V. and Wirekraft
                            Industries, Inc.(1)
         10.6            -- Lease Contract, dated as of August 1, 1994, between
                            Parques Industriales Mexicanos, S.A. de C.V. and Electro
                            Componentes de Mexico, S.A. de C.V..(1)
         10.7            -- Lease Contract, dated as of March 15, 1998, between
                            Parques Industriales Mexicanos, S.A. de C.V. and Electro
                            Componentes de Mexico, S.A. de C.V..*
         10.8+           -- Employment Agreement, dated as of June 12, 1995, among
                            International Wire Holding Company, International Wire
                            Group Inc. and certain of its subsidiaries and James N.
                            Mills.(4)
         10.9+           -- Employment Agreement, dated as of June 12, 1995, among
                            International Wire Holding Company, International Wire
                            Group Inc. and certain of its subsidiaries and David M.
                            Sindelar.(4)
         10.10+          -- Employment Agreement, dated as of March 14, 1995, between
                            Omega Wire, Inc. and Rodney D. Kent.(1)
         10.11+          -- Option Agreement, dated as of March 31, 1995, between
                            Omega Wire Corp. and James N. Mills.(1)
         10.12+          -- Option Agreement, dated as of March 31, 1995, between
                            Omega Wire Corp. and David M. Sindelar.(1)
         10.13+          -- Option Agreement dated as of June 12, 1995, between Omega
                            Wire Corp. and David M. Sindelar.(1)
         10.14+          -- Option Agreement dated as of June 12, 1995, between
                            International Wire Group, Inc. and David M. Sindelar.(1)
         10.15+          -- Option Agreement dated as of August 28, 1995, between
                            International Wire Group, Inc. and Larry S. Bacon.(3)
         10.16           -- Stockholders Agreement dated as of June 12, 1995, among
                            International Wire Holding Company and the Stockholders
                            signatories thereto.(1)
         10.17           -- Monitoring and Oversight Agreement dated as of June 12,
                            1995, among International Wire Holding Company,
                            International Wire Group, Inc. and Hicks, Muse & Co.
                            Partners, L.P.(1)
         10.18+          -- Option Agreement dated as of August 28, 1995 between
                            International Wire Group, Inc. and W. Thomas McGhee.(3)
         10.19+          -- 1995 Stock Option Plan of International Wire Holding
                            Company.(4)
         10.20+          -- Form of Option Agreement of International Wire Holding
                            Company under 1995 Stock Option Plan.(4)
         10.21           -- Agreement dated as of December 29, 1995 among Wirekraft
                            Industries, Inc. and General Electric Company
                            (Confidential treatment has been granted with respect to
                            certain portions of this exhibit).(4)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.22           -- Amended and Restated Credit Agreement, dated as of
                            February 12, 1997, among International Wire Group, Inc. ,
                            International Wire Holding Company, the several lenders
                            from time to time parties thereto, Chase Manhattan Bank,
                            as Administrative Agent, and Bankers Trust Company, as
                            Documentation Agent.(5)
         10.23+          -- Employment Agreement, dated as of September 25, 1996,
                            among International Wire Holding Company and
                            International Wire Group, Inc. and Joseph M. Fiamingo.(5)
         10.24+          -- Option Agreement, dated as of November 5, 1995, between
                            International Wire Holding Company and Joseph M.
                            Fiamingo.(5)
         10.25+          -- Option Agreement, dated as of November 6, 1996, between
                            International Wire Holding Company and Joseph M.
                            Fiamingo.(5)
         10.26           -- First Amendment to Amended and Restated Credit Agreement,
                            dated as of June 17, 1997, among International Wire
                            Group, Inc., International Wire Holding Company, the
                            Several Lenders from time to time parties thereto, the
                            Chase Manhattan Bank, as Administrative Agent, and
                            Bankers Trust Company, as Documentation Agent.(6)
         10.27           -- Second Amendment and Waiver to Amended and Restated
                            Credit Agreement, dated as of September 29, 1997, among
                            International Wire Group, Inc., International Wire
                            Holding Company, the Several Lenders from time to time
                            parties thereto, the Chase Manhattan Bank, as
                            Administrative Agent, and Bankers Trust Company, as
                            Documentation Agent.*
         10.28+          -- Option Agreement dated as of August 6, 1996, between
                            International Wire Holding Company and Glenn J. Holler.*
         10.29+          -- Option Agreement dated as of November 8, 1995, between
                            International Wire Holding Company and Rodney D. Kent.*
         21.1            -- Subsidiaries of International Wire Group, Inc.*
         27.1            -- Financial Data Schedule*

---------------

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

(3) Incorporated by reference to the Quarterly Report on Form 10-Q of International Wire Group, Inc. for the fiscal quarter ended September 30, 1995.

(4) Incorporated by reference to the Annual Report on Form 10-K of International Wire Group, Inc. for the fiscal year ended December 31, 1995.

(5) Incorporated by reference to the Annual Report on Form 10-K of International Wire Group, Inc. for the fiscal year ended December 31, 1996.

(6) Incorporated by reference to the Registration Statement on Form S-1 (333-26925) of International Wire Group, Inc. as declared effective by the Securities and Exchange Commission on November 12, 1997.

  * Filed herewith.

  + Indicates compensatory plan or arrangement.