Form 10-Q
period 1998-03-31
INTERNATIONAL WIRE GROUP INC
filed 1998-05-14
CIK 947429

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q
(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 1998
                               -------------------------------------------------
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

                                 YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                    Outstanding at
           Class                    April 30, 1998
  --------------------------        --------------
  Common Stock                          1,000

                         INTERNATIONAL WIRE GROUP, INC.




                                      INDEX

PART I - FINANCIAL INFORMATION                                              Page

  International Wire Group, Inc.
     Condensed Consolidated Balance Sheets as of March 31, 1998 and            3
        December 31, 1997.................................................
     Condensed Consolidated Statements of Operations for the three
        months ended March 31, 1998 and March 31, 1997....................     4
     Condensed Consolidated Statements of Cash Flows for the three
        months ended March 31, 1998 and March 31, 1997....................     5
    Notes to Condensed Consolidated Financial Statements..................     6
     Management's Discussion and Analysis of Financial Condition and
        Results of Operations.............................................    13

PART II - OTHER INFORMATION..............................................     15

SIGNATURES...............................................................     16

                         INTERNATIONAL WIRE GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                    March 31,     December 31,
                                                 -------------------------------
                                                      1998           1997
                                                 -------------------------------
ASSETS                                            (Unaudited)

Current assets:
  Cash and cash equivalents ....................   $   9,066    $       0
  Accounts receivable, less allowance of $2,018
    and $2,078, respectively ...................      94,500       87,201
  Inventories ..................................      62,974       74,406
  Other current assets .........................      24,300       27,273
                                                   ---------    ---------
    Total current assets .......................     190,840      188,880
Property, plant and equipment, net .............     167,548      165,239
Intangible and other assets ....................     271,438      273,929
                                                   ---------    ---------
    Total assets ...............................   $ 629,826    $ 628,048
                                                   =========    =========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities:
  Current maturities of long-term obligations ..   $   4,472    $   4,493
  Accounts payable .............................      39,119       48,761
  Accrued and other liabilities ................      59,745       59,121
  Accrued interest .............................      14,001        4,834
                                                   ---------    ---------
    Total current liabilities ..................     117,337      117,209
Long-term obligations, less current maturities .     517,012      519,302
Other long-term liabilities ....................      37,275       37,365
                                                   ---------    ---------
    Total liabilities ..........................     671,624      673,876

Stockholder's equity (deficit):
  Common stock, $.01 par value, 1,000 shares
    authorized, issued and outstanding .........           0            0
  Contributed capital ..........................     113,831      113,717
  Carryover of predecessor basis ...............     (67,762)     (67,762)
  Accumulated deficit ..........................     (87,867)     (91,783)
                                                   ---------    ---------
    Total stockholder's equity (deficit) .......     (41,798)     (45,828)
                                                   ---------    ---------
    Total liabilities and stockholder's
      equity (deficit)..........................   $ 629,826    $ 628,048
                                                   =========    =========





    See accompanying notes to the condensed consolidated financial statements

                         INTERNATIONAL WIRE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)
                                   (Unaudited)


                                                     Three Months
                                                        Ended
                                                       March 31,
                                              ----------------------------
                                                    1998          1997
                                              ----------------------------

Net sales ...................................   $ 174,006    $ 176,153
Operating expenses:
  Cost of goods sold.........................     128,796      137,913
  Selling, general and
administrative ..............................      15,469       13,308
expenses
  Depreciation and amortization..............       9,067        7,511
  Plant closing charges .....................        --            500
Operating income.............................      20,674       16,921
                                                ---------    ---------
Other income (expense):
  Interest expense...........................     (13,043)     (12,011)
  Amortization of deferred financing costs...        (953)        (995)

  Other, net ................................           4           11
                                                ---------    ---------
Income before income tax provision...........       6,682        3,926
Income tax provision ........................       2,766        1,630
                                                ---------    ---------
Net income ..................................   $   3,916    $   2,296
                                                =========    =========



         See accompanying notes to the condensed consolidated financial statements

                         INTERNATIONAL WIRE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                          Three Months
                                                              Ended
                                                            March 31,
                                                --------------------------------
                                                    1998              1997
                                                --------------------------------

Cash flows provided by (used in) operating activities:
  Net income................................... $     3,916      $     2,296
  Adjustments to reconcile net income to
    net cash provided by (used in) operating
    activities:
    Depreciation and amortization..............      10,020            8,506
    Change in assets and liabilities, net of
      Acquisitions:
      Accounts receivable......................      (7,299)         (19,379)
      Inventories..............................      11,432           12,958
      Other assets.............................       1,553           (1,159)
      Accounts payable.........................      (9,642)         (14,655)
      Accrued and other liabilities............         624            1,963
      Accrued interest.........................       9,167            5,001
      Other long-term liabilities..............         (90)            (139)
                                                 ----------       ----------
Net cash provided by (used in) operating
  Activities...................................      19,681           (4,608)
                                                 ----------       ----------
Cash flows used in investing activities:
  Acquisitions, net of cash....................          --          (58,996)
  Capital expenditures.........................      (8,304)          (3,038)
                                                 ----------       ----------
Net cash used in investing activities..........      (8,304)         (62,034)
                                                 ----------       ----------
Cash flows provided by (used in) financing
  activities:
  Proceeds from issuance of long-term
    obligations................................          --           65,000
  Borrowing (repayment) of long-term
    obligations................................      (2,311)          10,095
  Cash dividends paid on preferred stock.......          --           (1,378)
  Financing fees and other.....................          --           (3,250)
                                                 ----------       ----------
Net cash provided by (used in) financing
  activities...................................      (2,311)          70,467
                                                 ----------       ----------
Net change in cash and cash equivalents........       9,066            3,825
Cash at beginning of the period................          --               --
                                                 ----------       ----------
Cash at end of the period...................... $     9,066      $     3,825
                                                 ==========       ==========





    See accompanying notes to the condensed consolidated financial statements

                         INTERNATIONAL WIRE GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)
                                   (Unaudited)

1.   Basis of Presentation

     Unaudited Interim Condensed Consolidated Financial Statements

     The unaudited interim condensed consolidated financial statements reflect all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of the Company. The results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for a full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997.

     Recently Issued Accounting Standards

     In April 1998, the Financial Accounting Standards Board (FASB) adopted Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities," which requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company will adopt SOP 98-5 in fiscal 1999.

     In June 1997, the FASB adopted Statement of Financial  Accounting Standards
     (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires that a public business enterprise report financial and descriptive information about its reportable business segments. SFAS 131 is effective for fiscal years beginning after December 15, 1997, and does not apply to interim financial statements in the year of adoption. The Company will adopt SFAS No. 131 for the fiscal year ended December 31, 1998.

     In February 1998, the FASB adopted SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits," which establishes reporting requirements related to a business' pensions and other postretirement benefits. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997, and does not apply to interim financial statements in the year of adoption. The Company will adopt SFAS No. 132 for the fiscal year ended December 31, 1998.

     The Company believes that the future adoption of these statements will not have a significant impact on the results of operations or financial position of the Company but will require the Company to make additional disclosures.

2.   Inventories

     The composition of inventories at March 31, 1998 is as follows:


       Raw materials............................................. $   25,057
       Work-in-process ..........................................     11,604
       Finished goods ...........................................     26,313
                                                                  ----------
        Total.................................................... $   62,974
                                                                  ==========

                         INTERNATIONAL WIRE GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)



3.   Long-Term Obligations

     The composition of long-term obligations at March 31, 1998 is as follows:

       Amended and Restated Credit Agreement:
         Revolving credit facility............................... $       --
         Term facility ..........................................    182,875
       Senior Subordinated Notes.................................    150,000
       Series B Senior Subordinated Notes........................    150,000
       Series B Senior Subordinated Notes Premium................     12,198
       Industrial revenue bonds..................................     15,500
       Other.....................................................     10,911
                                                                  ----------
                                                                     521,484
       Less, current maturities..................................      4,472
                                                                  ----------
                                                                  $  517,012
                                                                  ==========


     The schedule of principal payments (excluding amortization of premium) for long-term obligations at March 31, 1998 is as follows:


       1998...................................................... $   3,409
       1999......................................................     5,940
       2000......................................................     7,262
       2001......................................................     8,138
       2002......................................................    46,532
       Thereafter................................................   438,005
                                                                  ---------
         Total................................................... $ 509,286
                                                                  =========


     The Amended and Restated Credit Agreement contains several financial covenants which, among other things, require the Company to maintain certain financial ratios and restrict the Company's ability to incur indebtedness, make capital expenditures and pay dividends.

     The Company's 11 3/4% Senior Subordinated Notes, 11 3/4% Series B Senior Subordinated Notes, and 14% Senior Subordinated Notes ("Senior Notes") restrict, among other things, the incurrence of additional indebtedness by the Company, the payment of dividends and other distributions in respect of the Company's capital stock, the imposition of restrictions on the payment of dividends and other distributions by the Company's subsidiaries, the creation of liens on the properties and the assets of the Company to secure certain subordinated debt and certain mergers, sales of assets and transactions with affiliates.

                         INTERNATIONAL WIRE GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)



4.   Plant Closing Expense

     A summary of activity related to plant closings is as follows:

                                                      Three        Three
                                                   Months Ended Months Ended
                                                    March 31,    March 31,
                                                   --------------------------
                                                       1998         1997
                                                   --------------------------

       Balance, beginning of period..............  $  1,445     $  2,462
       Charges to operations:
         Facility shut-down costs................        --          375
         Lease commitments.......................        --           --
         Key personnel and severance costs.......        --          125
                                                   --------     --------
                                                         --          500
                                                   --------     --------
       Costs incurred:
         Facility shut-down costs................       (43)        (317)
         Lease commitments.......................      (236)         (57)
         Key personnel and severance costs.......       (36)        (118)
                                                   --------     --------
                                                       (315)        (492)
                                                   --------     --------
       Balance, end of period....................  $  1,130     $  2,470
                                                   ========     ========

5.   Subsequent Event

     On April 1, 1998, the Company acquired certain assets and assumed certain liabilities of Spargo Wire Company, Inc. ("Spargo Wire"), a former competitor of the Company in the wire market segment. Spargo Wire was in the business of fabricating copper and tin wire products for distribution in the northeastern and midwestern United States.

6.   Guarantor Subsidiaries

     The Company's Senior Notes are fully and unconditionally (as well as jointly and severally) guaranteed on an unsecured, senior subordinated basis by each subsidiary of the Company (the "Guarantor Subsidiaries") other than Electro Componentes de Mexico, S.A. de C.V., Wirekraft Industries de Mexico, S.A. de C.V. and IWG-Philippines, Incorporated (the "Non-Guarantor Subsidiaries"). Each of the Guarantor Subsidiaries and Non-Guaranantor Subsidiaries is wholly owned by the Company.

     The following condensed consolidating financial statements of the Company include the accounts of the Company, the combined accounts of the Guarantor Subsidiaries and the combined accounts of the Non-Guarantor Subsidiaries. Given the size of the Non-Guarantor Subsidiaries relative to the Company on a consolidated basis, separate financial statements of the respective Guarantor Subsidiaries are not presented because management has determined that such information is not material in assessing the Guarantor Subsidiaries.

                         INTERNATIONAL WIRE GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)


                                                                TOTAL
                                                   TOTAL        NON-
                                    COMPANY      GUARANTOR    GUARANTOR  ELIMINATIONS    TOTAL
                                ----------------------------------------------------------------
BALANCE SHEET AS OF MARCH 31, 1998

ASSETS
   Cash and cash equivalents ....   $    --      $   8,205    $     861   $    --     $   9,066
   Accounts receivable ..........        --         93,930          570        --        94,500
   Inventories ..................        --         62,666          308        --        62,974
   Other assets .................        --         23,976          324        --        24,300
                                    ---------    ---------   ---------    ---------   ---------
       Total current assets .....        --        188,777        2,063        --       190,840
   Property, plant and
     equipment, net .............        --        149,068       18,480        --       167,548
   Investment in subsidiaries ...     610,400         --           --      (610,400)       --
   Intangible and other assets ..      22,639      246,688        2,111        --       271,438
                                    ---------    ---------    ---------   ---------   ---------
       Total assets .............   $ 633,039    $ 584,533    $  22,654   $(610,400)  $ 629,826
                                    =========    =========    =========   =========   =========

LIABILITIES AND STOCKHOLDER'S
EQUITY (DEFICIT)

   Current liabilities ..........   $  24,702    $  89,312    $   3,323   $    --     $ 117,337
   Long-term obligations, less
     current maturities .........     500,707       16,305         --          --       517,012
   Other long-term liabilities ..        --         37,275         --          --        37,275
   Intercompany (receivable)
     payable ....................      81,666      (98,184)      16,518        --          --
                                    ---------    ---------    ---------   ---------   ---------
       Total liabilities ........     607,075       44,708       19,841        --       671,624
   Stockholder's equity (deficit)
     Common stock ...............           0            0            0           0           0
     Contributed capital ........     113,831      571,892          138    (572,030)    113,831
     Carryover of predecessor
       basis ....................        --        (67,762)        --          --       (67,762)
     Retained earnings
       (accumulated deficit) ....     (87,867)      35,695        2,675     (38,370)    (87,867)
                                    ---------    ---------    ---------   ---------   ---------
       Total stockholder's
         equity (deficit) .......      25,964      539,825        2,813    (610,400)    (41,798)
                                    ---------    ---------    ---------   ---------   ---------
       Total liabilities and
         stockholder's equity
           (deficit) ............   $ 633,039    $ 584,533    $  22,654   $(610,400)  $ 629,826
                                    =========    =========    =========   =========   =========

                            INTERNATIONAL WIRE GROUP, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)


                                                                TOTAL
                                                   TOTAL        NON-
                                    COMPANY      GUARANTOR    GUARANTOR  ELIMINATIONS    TOTAL
                                ----------------------------------------------------------------
BALANCE SHEET AS OF DECEMBER 31, 1997

ASSETS
   Cash and cash equivalents ....   $    --    $      (226)   $     226   $    --      $    --
   Accounts receivable ..........        --         86,521          680        --         87,201
   Inventories ..................        --         74,406         --          --         74,406
   Other assets .................        --         27,273         --          --         27,273
                                    ---------  -----------    ---------   ---------    ---------
       Total current assets .....        --        187,974          906        --        188,880
   Property, plant and
     equipment, net .............        --        150,443       14,796        --        165,239
   Investment in subsidiaries ...     592,643         --           --      (592,643)        --
   Intangible and other assets ..      23,592      248,299        2,038        --        273,929
                                    ---------  -----------    ---------   ---------    ---------
       Total assets .............   $ 616,235  $   586,716    $  17,740   $(592,643)   $ 628,048
                                    =========  ===========    =========   =========    =========

LIABILITIES AND STOCKHOLDER'S
  EQUITY (DEFICIT)

   Current liabilities ..........   $   8,334  $   106,623    $   2,252   $    --      $ 117,209
   Long-term obligations, less
     current maturities .........     498,014       21,288         --          --        519,302
   Other long-term liabilities ..        --         37,365         --          --         37,365
   Intercompany (receivable)
     payable ....................      87,953      (97,774)       9,821        --           --
                                     --------   ----------     --------   ---------    ---------
       Total liabilities ........     594,301       67,502       12,073        --        673,876
   Stockholder's equity (deficit)
     Common stock ...............           0            0            0           0            0
     Contributed capital ........     113,717      572,012          138    (572,150)     113,717
     Carryover of predecessor
       basis ....................        --        (67,762)        --          --        (67,762)
     Retained earnings
       (accumulated deficit).....     (91,783)      14,964        5,529     (20,493)     (91,783)
                                     --------   ----------     --------   ---------    ---------
      Total stockholder's
       equity (deficit) .........      21,934      519,214        5,667    (592,643)     (45,828)
                                     --------   ----------     --------   ---------    ---------
      Total liabilities and
        stockholder's equity
         (deficit) ..............   $ 616,235    $ 586,716     $ 17,740   $(592,643)   $ 628,048
                                     ========   ==========     ========   =========    =========

                            INTERNATIONAL WIRE GROUP, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

                                                                TOTAL
                                                   TOTAL        NON-
                                    COMPANY      GUARANTOR    GUARANTOR  ELIMINATIONS    TOTAL
                                ----------------------------------------------------------------
STATEMENT OF OPERATIONS FOR
  THE THREE MONTHS ENDED MARCH 31, 1998

Net sales ......................   $    --      $ 174,006    $   5,882    $  (5,882)   $ 174,006

Operating expenses
   Cost of goods sold ..........        --        130,249        4,429       (5,882)     128,796
   Selling, general
and ............................        --         12,190        3,279         --         15,469
administrative expenses
   Depreciation and amortization        --          8,251          816         --          9,067
                                   ---------    ---------    ---------    ---------    ---------
Operating income (loss) ........        --         23,316       (2,642)        --         20,674

Other income (expense):
   Interest expense ............     (13,008)         (35)        --           --        (13,043)
   Amortization of deferred
     financing costs ...........        (953)        --           --           --           (953)
   Equity in net income (loss)
     of subsidiaries ...........      17,877         --           --        (17,877)        --
   Other, net ..................        --              4         --           --              4
                                   ---------    ---------    ---------    ---------    ---------
Income (loss) before income tax
  provision ....................       3,916       23,285       (2,642)     (17,877)       6,682
                                   ---------    ---------    ---------    ---------    ---------
Income tax provision ...........        --          2,554          212         --          2,766
                                   ---------    ---------    ---------    ---------    ---------
Net income (loss) ..............   $   3,916    $  20,731    $  (2,854)   $ (17,877)   $   3,916
                                   =========    =========    =========    =========    =========


                                                                TOTAL
                                                   TOTAL        NON-
                                    COMPANY      GUARANTOR    GUARANTOR  ELIMINATIONS    TOTAL
                                ----------------------------------------------------------------
STATEMENT OF OPERATIONS
  FOR THE THREE MONTHS ENDED MARCH 31, 1997

Net sales ......................   $    --      $ 176,153 $     8,566    $  (8,566)   $ 176,153

Operating expenses
  Cost of goods sold ...........   $    --        142,833       3,646       (8,566)     137,913
  Selling, general and
    administrative expenses ....        --         10,286       3,022         --         13,308
  Depreciation and amortization         --          7,077         434         --          7,511
  Expenses related to plant
    closings ...................        --            500        --           --            500
                                   ---------    ---------   ---------    ---------    ---------
Operating income (loss) ........        --         15,457       1,464         --         16,921

Other income (expense):
  Interest expense .............     (12,011)        --          --           --        (12,011)
  Amortization of deferred
    financing costs ............        (995)        --          --           --           (995)
  Equity in net income (loss) of
    subsidiaries ...............      15,302         --          --        (15,302)        --
  Other ........................        --             14          (3)        --             11
                                   ---------    ---------   ---------    ---------    ---------
Income (loss) before income tax
  provision ....................       2,296       15,471       1,461      (15,302)       3,926
Income tax provision ...........        --          1,499         131         --          1,630
                                   ---------    ---------   ---------    ---------    ---------

Net income (loss) ..............   $   2,296    $  13,972   $   1,330    $ (15,302)   $   2,296
                                   =========    =========   =========    =========    =========


                            INTERNATIONAL WIRE GROUP, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)


                                                                TOTAL
                                                   TOTAL        NON-
                                    COMPANY      GUARANTOR    GUARANTOR  ELIMINATIONS    TOTAL
                                ----------------------------------------------------------------
STATEMENT OF CASH FLOWS
  FOR THE THREE MONTHS ENDED
  MARCH 31, 1998
Net cash from operating
  activities .................   $ (2,693)       $ 17,983      $  4,391   $   --       $ 19,681
Net cash used in investing
  activities for capital
  expenditures ...............        --           (4,548)       (3,756)      --         (8,304)
Net cash provided by (used in)
  financing activities related
  net repayment of long-term
  obligations ................      2,693          (5,004)          --        --         (2,311)
                                 --------        --------      --------    -------     --------
Net change in cash and cash
  equivalents ................   $    --         $  8,431      $    635    $  --       $  9,066
                                 ========        ========      ========    =======     ========




                                                                TOTAL
                                                   TOTAL        NON-
                                    COMPANY      GUARANTOR    GUARANTOR  ELIMINATIONS    TOTAL
                                ----------------------------------------------------------------
STATEMENT OF CASH FLOWS
  FOR THE THREE MONTHS ENDED
  MARCH 31, 1997
Net cash from operating
  activities..................      $(53,956)     $  47,301   $  2,047    $     --    $ (4,608)
                                    --------      ---------   --------    ---------   --------
Cash flows by used in investing activities:
    Acquisition, net of cash..        --            (58,996)       --           --     (58,996)
    Capital expenditures......        --             (2,402)      (636)         --      (3,038)
                                    --------      ---------   --------    ---------   --------
Net cash used in investing
  activities..................          --          (61,398)      (636)         --     (62,034)
                                    --------      ---------   --------    ---------   --------
Cash flows provided by (used in) financing activities:
    Proceeds from issuance of
      long-term obligations...        48,489         16,511        --           --      65,000
    Repayment of long-term
obligations...................        10,095            --         --           --      10,095
    Cash dividends paid on
      preferred stock.........        (1,378)           --         --           --      (1,378)
    Financing fees and other..        (3,250)           --         --           --      (3,250)
                                    --------      ---------   --------    ---------   --------
Net cash provided by financing
  activities..................        53,956         16,511        --           --      70,467
                                    --------      ---------   --------    ---------   --------
Net change in cash and cash
  equivalents.................      $   --        $   2,414   $  1,411    $     --    $  3,825
                                    ========      =========   ========    =========   ========


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis includes the results of operations for the three months ended March 31, 1998 compared to the three months ended March 31, 1997.

The Company conducts its operations through two segments: wire products, which includes both non-insulated and insulated wire, and wire harness products.


RESULTS OF OPERATIONS

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

Net sales for the three months ended March 31, 1998 were $174.0 million, representing a $2.2 million, or 1.2%, decrease compared to the first quarter of 1997. Increases in unit volume in both segments along with the full quarter sales of the Company's Camden Wire subsidiary (acquired in the first quarter of 1997) were offset by the impact of a decrease in the average cost and selling price of copper. In general, the Company prices its wire products based upon a spread over the cost of copper, which results in a decreased dollar value of sales when copper costs decrease. The average price of copper based upon the New York Mercantile Exchange, Inc. ("COMEX") decreased to $.77 per pound during the three months ended March 31, 1998 from $1.11 per pound during the three months ended March 31, 1997.

Wire segment (non-insulated and insulated wire) sales were $129.3 million and decreased $2.2 million, or 1.6%, in the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. The growth in sales of non-insulated cable for industrial customers and increased volume of automotive lead wire were offset by the impact of the decrease in the average cost and selling price of copper. Within the wire harness segment, sales were $44.7 million for each of the quarters ended March 31, 1998 and March 31, 1997, as increased appliance harness sales were offset by the effect of a non-core product line discontinued in September 1997.

Cost of goods sold as a percentage of sales decreased from 78.3% for the three months ended March 31, 1997 to 74.0% for the three months ended March 31, 1998. This improvement reflected synergies related to the Camden Wire acquisition, savings realized from previous plant consolidations, lower current period costs achieved through the transition of certain wire harness segment business to lower-cost Mexican facilities as well as the impact of lower copper prices. Because the Company's products are typically priced at a spread over the cost of copper, lower copper costs and prices lead to a higher gross margin percentage but generally have no impact on gross margin dollars.

Selling, general and administrative expenses were $15.5 million for the three months ended March 31, 1998 compared to $13.3 million for the same period in 1997. This $2.2 million increase primarily reflected the addition of Camden Wire for a full quarter, volume related items and cost inflation.

Depreciation and amortization was $9.1 million for the three months ended March 31, 1998 compared to $7.5 million for the same period in 1997. The increase of $1.6 million was primarily the result of depreciation of property, plant and equipment additions.

In the first quarter of 1997, a $.5 million pre-tax plant closing charge to operations was recorded. The plant closing costs related to consolidation efforts within the wire segment. During the first quarter of 1998, there was no similar charge.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $19.7 million for the three months ended March 31, 1998, compared to net cash used in operating activities of $4.6 million for the three months ended March 31, 1997. The fluctuation was primarily due to the increase in net income and an improved working capital position.

Net cash used in investing activities was $8.3 million for the three months ended March 31, 1998 which represented capital expenditures. Net cash used in investing activities was $62.0 million for the three months ended March 31, 1997, and represented (i) acquisition costs of $59.0 million related to the Camden Acquisition and (ii) capital expenditures of $3.0 million.

Net cash used in financing activities was $2.3 million for the three months ended March 31, 1998 and represented net repayments under the debt obligations. Net cash provided by financing activities was $70.5 million for the three months ended March 31, 1997 and included (i) proceeds of $65.0 million from the issuance of long-term obligations, (ii) net borrowings of $10.1 million under the existing debt obligations, (iii) payments of $3.3 million related to financing fees and (iv) cash dividends of $1.4 million related to the Series A Cumulative Exchangeable Redeemable Preferred Stock which the Company exchanged for debt in 1997.

The Company's ability to fund its liquidity and capital requirements and to pay its indebtedness is limited to its ability to receive dividends and other distributions from its subsidiaries. The Company's Amended and Restated Credit Agreement and its 11 3/4% Senior Subordinated Notes due 2005, 11 3/4% Series B Senior Subordinated Notes due 2005, and 14% Senior Subordinated Notes due 2005 prohibit the Company from imposing certain restrictions on the ability of its subsidiaries to pay dividends or make other distributions to the Company.

PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits
     Exhibit 27.1 - Financial Data Schedule

(b)  Reports on Form 8-K
     No reports on Form 8-K have been filed during the three months ended March 31, 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                      INTERNATIONAL WIRE GROUP, INC.


Dated:  May 14, 1998                  By:      /s/  DAVID M. SINDELAR
                                      Name:  David M. Sindelar
                                      Title: Senior Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer)


                                      By:      /s/ GLENN J. HOLLER
                                      Name:  Glenn J. Holler
                                      Title: Vice President - Finance
                                             (Chief Accounting Officer)