Form 10-Q
period 1998-06-30
INTERNATIONAL WIRE GROUP INC
filed 1998-08-14
CIK 947429

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 1998
                                ------------------------------------------------

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

                             YES [X]       NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                       Outstanding at
           Class                                        July 31, 1998
           -----                                       --------------
       Common Stock                                         1,000

                         INTERNATIONAL WIRE GROUP, INC.




                                      INDEX

PART I - FINANCIAL INFORMATION                                                                                         Page
                                                                                                                       ----
  International Wire Group, Inc.
      Condensed Consolidated Balance Sheets as of June 30, 1998 and December 31, 1997.......................            3
      Condensed Consolidated Statements of Operations for the three and six months ended June 30, 1998
           and the three and six months ended June 30, 1997.................................................            4
      Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 1998 and the six
           months ended June 30, 1997.......................................................................            5
    Notes to Condensed Consolidated Financial Statements....................................................            6
    Management's Discussion and Analysis of Financial Condition and Results of Operations...................           15

PART II - OTHER INFORMATION.................................................................................           18

SIGNATURES..................................................................................................           19

                         INTERNATIONAL WIRE GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                      June 30,         December 31,
                                                    ------------------------------
                                                       1998              1997
                                                    ------------      ------------
ASSETS                                              (Unaudited)

Current assets:
  Cash and cash equivalents ...................     $      4,549      $       --
  Accounts receivable, less allowance of $2,034
    and $2,078, respectively ..................           87,456            87,201
  Inventories .................................           66,570            74,406
  Other current assets ........................           21,630            27,273
                                                    ------------      ------------
    Total current assets ......................          180,205           188,880
Property, plant and equipment, net ............          174,381           165,239
Intangibles and other assets ..................          273,145           273,929
                                                    ------------      ------------
    Total assets ..............................     $    627,731      $    628,048
                                                    ============      ============

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities:
  Current maturities of long-term obligations .     $      4,472      $      4,493
  Accounts payable ............................           35,536            48,761
  Accrued and other liabilities ...............           63,819            59,121
  Accrued interest ............................            4,922             4,834
                                                    ------------      ------------
    Total current liabilities .................          108,749           117,209
Long-term obligations, less current maturities           519,458           519,302
Other long-term liabilities ...................           36,265            37,365
                                                    ------------      ------------
    Total liabilities .........................          664,472           673,876
Stockholder's equity (deficit):
  Common stock, $.01 par value, 1,000 shares
    authorized, issued and outstanding ........                0                 0
  Contributed capital .........................          113,944           113,717
  Carryover of predecessor basis ..............          (67,762)          (67,762)
  Accumulated deficit .........................          (82,923)          (91,783)
                                                    ------------      ------------
    Total stockholder's equity (deficit) ......          (36,741)          (45,828)
                                                    ------------      ------------
    Total liabilities and stockholder's
        equity (deficit) ......................     $    627,731      $    628,048
                                                    ============      ============



    See accompanying notes to the condensed consolidated financial statements

                         INTERNATIONAL WIRE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)
                                   (Unaudited)

                                                 Three Months                   Six Months
                                                    Ended                         Ended
                                                   June 30,                      June 30,
                                           ------------------------------------------------------
                                             1998           1997           1998           1997
                                           ---------      ---------      ---------      ---------
Net sales ............................     $ 163,734      $ 189,398      $ 337,740      $ 365,551
Operating expenses:
  Cost of goods sold .................       116,373        146,465        245,169        284,378
  Selling, general and
   administrative expenses ...........        15,459         14,411         30,928         27,719
  Depreciation and
   amortization ......................        10,114          8,656         19,181         16,167
  Plant closing charges ..............          --             --             --              500
                                           ---------      ---------      ---------      ---------
Operating income .....................        21,788         19,866         42,462         36,787
Other income (expense):
  Interest expense ...................       (12,541)       (13,369)       (25,584)       (25,380)
  Amortization of deferred
   financing costs ...................          (951)        (1,062)        (1,904)        (2,057)
  Other, net .........................            13           --               17             11
                                           ---------      ---------      ---------      ---------
Income before income tax
   provision .........................         8,309          5,435         14,991          9,361
Income tax provision .................         3,365          2,313          6,131          3,943
                                           ---------      ---------      ---------      ---------
Income before extraordinary item .....         4,944          3,122          8,860          5,418
Extraordinary item - loss related to
 early extinguishment of debt, net of
 taxes of $1,995 .....................          --           (2,991)          --           (2,991)
                                           ---------      ---------      ---------      ---------
Net income ...........................     $   4,944      $     131      $   8,860      $   2,427
                                           =========      =========      =========      =========


    See accompanying notes to the condensed consolidated financial statements

                         INTERNATIONAL WIRE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                              Six Months
                                                                 Ended
                                                                June 30,
                                                      ------------------------------
                                                          1998              1997
                                                      ------------      ------------
Cash flows provided by (used in) operating
  activities:
  Net income ....................................     $      8,860      $      2,427
  Adjustments to reconcile net income to
       net cash provided by (used in) operating
       activities:
    Depreciation and amortization ...............           21,085            18,224
    Extraordinary loss on early
     extinguishment of debt .....................             --               4,986
    Change in assets and liabilities, net of
     acquisitions:
      Accounts receivable .......................            3,992           (13,654)
      Inventories ...............................            8,253            20,482
      Other assets ..............................            2,765            (4,220)
      Accounts payable ..........................          (16,873)          (17,522)
      Accrued and other liabilities .............            1,867            (2,284)
      Accrued interest ..........................               88            (1,932)
      Other long-term liabilities ...............           (1,100)            1,824
                                                      ------------      ------------
Net cash provided by operating activities .......           28,937             8,331
                                                      ------------      ------------
Cash flows used in investing activities:
  Acquisitions, net of cash .....................           (7,738)          (58,996)
  Capital expenditures ..........................          (16,089)           (7,679)
                                                      ------------      ------------
Net cash used in investing activities ...........          (23,827)          (66,675)
                                                      ------------      ------------
Cash flows provided by (used in) financing
  activities:
  Proceeds from issuance of long-term
    obligations .................................             --             228,125
  Borrowing (repayment) of long-term
    obligations .................................             (439)         (162,992)
  Cash dividends paid on preferred stock ........             --              (1,378)
  Financing fees and other ......................             (122)           (5,411)
                                                      ------------      ------------
Net cash provided by (used in) financing
  activities ....................................             (561)           58,344
                                                      ------------      ------------
Net change in cash and cash equivalents .........            4,549              --
Cash at beginning of the period .................             --                --
                                                      ------------      ------------
Cash at end of the period .......................     $      4,549      $       --
                                                      ============      ============




    See accompanying notes to the condensed consolidated financial statements

                         INTERNATIONAL WIRE GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)
                                   (Unaudited)

1.    Basis of Presentation

      Unaudited Interim Condensed Consolidated Financial Statements

      The unaudited interim condensed consolidated financial statements reflect all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of the Company. The results for the three months and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for a full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997.

      Statement of Cash Flows

      Interest paid for the six months ended June 30, 1998 and 1997, was approximately $25,500 and $27,300, respectively. Income taxes paid for the six months ended June 30, 1998 and 1997, were approximately $2,100 and $1,700, respectively.

      Recently Issued Accounting Standards

      In June 1997, the Financial Accounting Standards Board (FASB) adopted Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires that a public business enterprise report financial and descriptive information about its reportable business segments. SFAS 131 is effective for fiscal years beginning after December 15, 1997, and does not apply to interim financial statements in the year of adoption. The Company will adopt SFAS No. 131 for the fiscal year ended December 31, 1998.

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

      In April 1998, the FASB adopted Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities," which requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company expects to adopt SOP 98-5 in fiscal 1999.

                         INTERNATIONAL WIRE GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)


      In June 1998, the FASB adopted SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No.133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No.133 is effective for fiscal years beginning after June 15, 1999.

      The Company believes that the future adoption of these statements will not have a significant impact on the results of operations or financial position of the Company. Certain of these statements will require the Company to make additional disclosures.

2.    Inventories

      The composition of inventories at June 30, 1998 is as follows:

          Raw materials..........................................  $28,618
          Work-in-process .......................................   11,289
          Finished goods ........................................   26,663
                                                                   -------
           Total                                                   $66,570
                                                                   =======

      The carrying value of inventories at LIFO, at June 30, 1998, approximates its current cost.

3.    Long-Term Obligations

      The composition of long-term obligations at June 30, 1998 is as follows:


          Amended and Restated Credit Agreement:
            Revolving credit facility .............................     $  3,300
            Term facility .........................................      182,000
          Senior Subordinated Notes ...............................      150,000
          Series B Senior Subordinated Notes ......................      150,000
          Series B Senior Subordinated Notes Premium ..............       11,905
          Industrial revenue bonds.................................       15,500
          Other ...................................................       11,225
                                                                        --------
                                                                         523,930
          Less, current maturities ................................        4,472
                                                                        --------
                                                                        $519,458
                                                                        ========

                         INTERNATIONAL WIRE GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)


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

4.    Plant Closing Expense

      A summary of activity related to plant closings is as follows:

                                                           Six Months      Six Months
                                                             Ended            Ended
                                                            June 30,        June 30,
                                                           ----------------------------
                                                               1998             1997
                                                           -----------      -----------
           Balance, beginning of period ..............     $     1,445      $     2,462
           Charges to operations:
             Facility shut-down costs ................            --                375
             Lease commitments .......................            --               --
             Key personnel and severance costs .......            --                125
                                                           -----------      -----------
                                                                  --                500
                                                           -----------      -----------
           Costs incurred:
             Facility shut-down costs ................             (45)          (1,128)
             Lease commitments .......................            (236)            (114)
             Key personnel and severance costs .......             (61)            (202)
                                                           -----------      -----------
                                                                  (342)          (1,444)
                                                           -----------      -----------
           Balance, end of period ....................     $     1,103      $     1,518
                                                           ===========      ===========

5.    Guarantor Subsidiaries

      The Company's Senior Notes are fully and unconditionally (as well as jointly and severally) guaranteed on an unsecured, senior subordinated basis by each domestic subsidiary of the Company (the "Guarantor Subsidiaries"). Each of the foreign subsidiaries of the Company (the "Non-Guarantor Subsidiaries") have not guaranteed the Company's Senior Notes. Each of the Guarantor Subsidiaries and Non-Guarantor Subsidiaries is wholly owned by the Company.

                         INTERNATIONAL WIRE GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)


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

                         INTERNATIONAL WIRE GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

                                                                           TOTAL
                                                            TOTAL          NON-
                                          COMPANY         GUARANTOR      GUARANTOR     ELIMINATIONS       TOTAL
                                         ----------      ----------      ----------    ------------     ----------
BALANCE SHEET
    AS OF JUNE 30, 1998

ASSETS
    Cash and cash equivalents ......     $     --        $    3,043      $    1,506     $     --        $    4,549
    Accounts receivable ............           --            85,185           2,271           --            87,456
    Inventories ....................           --            65,941             629           --            66,570
    Other assets ...................           --            21,146             484           --            21,630
                                         ----------      ----------      ----------     ----------      ----------
       Total current assets ........           --           175,315           4,890           --           180,205
    Property, plant and equipment,
      net ..........................           --           151,470          22,911           --           174,381
    Investment in subsidiaries .....        632,791            --              --         (632,791)           --
    Intangibles and other assets ...         21,688         244,405           7,052           --           273,145
                                         ----------      ----------      ----------     ----------      ----------
       Total assets ................     $  654,479      $  571,190      $   34,853     $ (632,791)     $  627,731
                                         ==========      ==========      ==========     ==========      ==========

LIABILITIES AND STOCKHOLDER'S
    EQUITY (DEFICIT)

    Current liabilities ............     $    8,422      $   93,287      $    7,040     $     --        $  108,749
    Long-term obligations, less
      current maturities ...........        497,323          21,562             573           --           519,458
    Other long-term liabilities ....           --            36,265            --             --            36,265
    Intercompany (receivable)
      payable ......................        117,713        (138,041)         20,328           --              --
                                         ----------      ----------      ----------     ----------      ----------
       Total liabilities ...........        623,458          13,073          27,941           --           664,472
    Stockholder's equity (deficit):
     Common stock ..................              0               0               0              0               0
     Contributed capital ...........        113,944         572,112           3,908       (576,020)        113,944
     Carryover of predecessor
      basis.........................           --           (67,762)           --             --           (67,762)
     Retained earnings
         (accumulated deficit) .....        (82,923)         53,767           3,004        (56,771)        (82,923)
                                         ----------      ----------      ----------     ----------      ----------
       Total stockholder's equity
         (deficit) .................         31,021         558,117           6,912       (632,791)        (36,741)
                                         ----------      ----------      ----------     ----------      ----------
         Total liabilities and
           stockholder's equity
           (deficit) ...............     $  654,479      $  571,190      $   34,853     $ (632,791)     $  627,731
                                         ==========      ==========      ==========     ==========      ==========

                         INTERNATIONAL WIRE GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

                                                                          TOTAL
                                                           TOTAL           NON-
                                          COMPANY        GUARANTOR       GUARANTOR     ELIMINATIONS       TOTAL
                                         ----------      ----------      ----------    ------------     ----------
BALANCE SHEET
    AS OF DECEMBER 31, 1997

ASSETS
    Cash and cash equivalents ......     $     --        $     (226)     $      226     $     --        $     --
    Accounts receivable ............           --            86,521             680           --            87,201
    Inventories ....................           --            74,406            --             --            74,406
    Other assets ...................           --            27,273            --             --            27,273
                                         ----------      ----------      ----------     ----------      ----------
       Total current assets ........           --           187,974             906           --           188,880
    Property, plant and equipment,
      net ..........................           --           150,443          14,796           --           165,239
    Investment in subsidiaries .....        592,643            --              --         (592,643)           --
    Intangibles and other assets ...         23,592         248,299           2,038           --           273,929
                                         ----------      ----------      ----------     ----------      ----------
       Total assets ................     $  616,235      $  586,716      $   17,740     $ (592,643)     $  628,048
                                         ==========      ==========      ==========     ==========      ==========

LIABILITIES AND STOCKHOLDER'S
    EQUITY (DEFICIT)

    Current liabilities ............     $    8,334      $  106,623      $    2,252     $     --        $  117,209
    Long-term obligations, less
       current maturities ..........        498,014          21,288            --             --           519,302
    Other long-term liabilities ....           --            37,365            --             --            37,365
    Intercompany (receivable)
       payable .....................         87,953         (97,774)          9,821           --              --
                                         ----------      ----------      ----------     ----------      ----------
       Total liabilities ...........        594,301          67,502          12,073           --           673,876
    Stockholder's equity (deficit):
     Common stock ..................              0               0               0              0               0
     Contributed capital ...........        113,717         572,012             138       (572,150)        113,717
     Carryover of predecessor
       basis........................           --           (67,762)           --             --           (67,762)
     Retained earnings
       (accumulated deficit) .......        (91,783)         14,964           5,529        (20,493)        (91,783)
                                         ----------      ----------      ----------     ----------      ----------
       Total stockholder's equity
         (deficit) .................         21,934         519,214           5,667       (592,643)        (45,828)
                                         ----------      ----------      ----------     ----------      ----------
         Total liabilities and
           stockholder's equity
           (deficit) ...............     $  616,235      $  586,716      $   17,740     $ (592,643)     $  628,048
                                         ==========      ==========      ==========     ==========      ==========

                         INTERNATIONAL WIRE GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

                                                                                TOTAL
                                                              TOTAL              NON-
                                           COMPANY          GUARANTOR          GUARANTOR      ELIMINATIONS          TOTAL
                                         ------------      ------------      ------------     ------------      ------------
STATEMENT OF OPERATIONS
  FOR THE THREE MONTHS ENDED
    JUNE 30, 1998

Net sales ..........................     $       --        $    163,734      $      9,243     $     (9,243)     $    163,734

Operating expenses
    Cost of goods sold .............             --             121,450             4,166           (9,243)          116,373
    Selling, general and
      administrative expenses ......             --              12,101             3,358             --              15,459
    Depreciation and amortization ..             --               8,844             1,270             --              10,114
                                         ------------      ------------      ------------     ------------      ------------
Operating income (loss) ............             --              21,339               449             --              21,788

Other income (expense):
    Interest expense ...............          (12,506)              (35)             --               --             (12,541)
    Amortization of deferred
      financing costs ..............             (951)             --                --               --                (951)
    Equity in net income (loss) of
      subsidiaries .................           18,401              --                --            (18,401)             --
    Other, net .....................             --                  12                 1             --                  13
                                         ------------      ------------      ------------     ------------      ------------
Income (loss) before income tax
  provision ........................            4,944            21,316               450          (18,401)            8,309
Income tax provision ...............             --               3,244               121             --               3,365
                                         ------------      ------------      ------------     ------------      ------------

Net income (loss) ..................     $      4,944      $     18,072      $        329     $    (18,401)     $      4,944
                                         ============      ============      ============     ============      ============



                                                                                TOTAL
                                                              TOTAL              NON-
                                           COMPANY          GUARANTOR         GUARANTOR       ELIMINATIONS          TOTAL
                                         ------------      ------------      ------------     ------------      ------------
STATEMENT OF OPERATIONS
  FOR THE THREE MONTHS ENDED
    JUNE 30, 1997

Net sales ..........................     $       --        $    189,398      $      9,457     $     (9,457)     $    189,398

Operating expenses
  Cost of goods sold ...............             --             151,961             3,961           (9,457)          146,465
  Selling, general and
    administrative expenses ........             --              11,083             3,328             --              14,411
  Depreciation and amortization ....             --               8,041               615             --               8,656
                                         ------------      ------------      ------------     ------------      ------------
Operating income (loss) ............             --              18,313             1,553             --              19,866

Other income (expense):
  Interest expense .................          (13,369)             --                --               --             (13,369)
  Amortization of deferred
    financing costs ................           (1,062)             --                --               --              (1,062)
  Equity in net income (loss) of
    subsidiaries ...................           17,553              --                --            (17,553)             --
  Other ............................             --                  (4)                4             --                --
                                         ------------      ------------      ------------     ------------      ------------
Income (loss) before income tax
  provision ........................            3,122            18,309             1,557          (17,553)            5,435
Income tax provision ...............             --               2,179               134             --               2,313
                                         ------------      ------------      ------------     ------------      ------------
Income (loss) before extraordinary
  item .............................            3,122            16,130             1,423          (17,553)            3,122
Extraordinary item, net of income
  taxes ............................           (2,991)             --                --               --              (2,991)
                                         ------------      ------------      ------------     ------------      ------------

Net income (loss) ..................     $        131      $     16,130      $      1,423     $    (17,553)     $        131
                                         ============      ============      ============     ============      ============

                         INTERNATIONAL WIRE GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

                                                                                TOTAL
                                                              TOTAL              NON-
                                           COMPANY          GUARANTOR         GUARANTOR       ELIMINATIONS          TOTAL
                                         ------------      ------------      ------------     ------------      ------------
STATEMENT OF OPERATIONS
  FOR THE SIX MONTHS ENDED
    JUNE 30, 1998

Net sales ..........................     $       --        $    337,740      $     15,125      $    (15,125)     $    337,740

Operating expenses
    Cost of goods sold .............             --             251,699             8,595           (15,125)          245,169
    Selling, general and
      administrative expenses ......             --              24,291             6,637              --              30,928
    Depreciation and amortization ..             --              17,095             2,086              --              19,181
                                         ------------      ------------      ------------      ------------      ------------
Operating income (loss) ............             --              44,655            (2,193)             --              42,462

Other income (expense):
    Interest expense ...............          (25,514)              (70)             --                --             (25,584)
    Amortization of deferred
      financing costs ..............           (1,904)             --                --                --              (1,904)
    Equity in net income (loss) of
      subsidiaries .................           36,278              --                --             (36,278)             --
    Other, net .....................             --                  16                 1              --                  17
                                         ------------      ------------      ------------      ------------      ------------
Income (loss) before income tax
  provision ........................            8,860            44,601            (2,192)          (36,278)           14,991
Income tax provision ...............             --               5,798               333              --               6,131
                                         ------------      ------------      ------------      ------------      ------------

Net income (loss) ..................     $      8,860      $     38,803      $     (2,525)     $    (36,278)     $      8,860
                                         ============      ============      ============      ============      ============


                                                                                TOTAL
                                                              TOTAL              NON-
                                           COMPANY          GUARANTOR         GUARANTOR       ELIMINATIONS          TOTAL
                                         ------------      ------------     ------------     ------------      ------------
STATEMENT OF OPERATIONS
  FOR THE SIX MONTHS ENDED
    JUNE 30, 1997

Net sales ..........................     $       --        $    365,551     $     18,023     $    (18,023)     $    365,551

Operating expenses
  Cost of goods sold ...............     $       --             294,794            7,607          (18,023)          284,378
  Selling, general and
    administrative expenses ........             --              21,369            6,350             --              27,719
  Depreciation and amortization ....             --              15,118            1,049             --              16,167
  Plant closing charges ............             --                 500             --               --                 500
                                         ------------      ------------     ------------     ------------      ------------
Operating income (loss) ............             --              33,770            3,017             --              36,787

Other income (expense):
  Interest expense .................          (25,380)             --               --               --             (25,380)
  Amortization of deferred
    financing costs ................           (2,057)             --               --               --              (2,057)
  Equity in net income (loss) of
    subsidiaries ...................           32,855              --               --            (32,855)             --
  Other ............................             --                  10                1             --                  11
                                         ------------      ------------     ------------     ------------      ------------
Income (loss) before income tax
  provision ........................            5,418            33,780            3,018          (32,855)            9,361
Income tax provision ...............             --               3,678              265             --               3,943
                                         ------------      ------------     ------------     ------------      ------------
Income (loss) before extraordinary
  item .............................            5,418            30,102            2,753          (32,855)            5,418
Extraordinary item .................           (2,991)             --               --               --              (2,991)
                                         ------------      ------------     ------------     ------------      ------------

Net income (loss) ..................     $      2,427      $     30,102     $      2,753     $    (32,855)     $      2,427
                                         ============      ============     ============     ============      ============

                         INTERNATIONAL WIRE GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

                                                                                      TOTAL
                                                                    TOTAL              NON-
                                                 COMPANY          GUARANTOR         GUARANTOR       ELIMINATIONS          TOTAL
                                               ------------      ------------     ------------     ------------      ------------
STATEMENT OF CASH FLOWS
  FOR THE SIX MONTHS ENDED
    JUNE 30, 1998

Net cash from operating
  activities .............................     $        691      $     16,930      $      7,446      $      3,870      $     28,937
                                               ------------      ------------      ------------      ------------      ------------
Cash flows used in Investing activities:
    Acquisition, net of cash .............             --              (7,738)             --                --              (7,738)
    Capital expenditures .................             --              (6,153)           (9,936)             --             (16,089)
                                               ------------      ------------      ------------      ------------      ------------
Net cash used in  investing
  activities .............................             --             (13,891)           (9,936)             --             (23,827)
                                               ------------      ------------      ------------      ------------      ------------
Cash flows provided by (used in)
  financing activities:
    Equity proceeds ......................             --                 100             3,770            (3,870)             --
    Repayment of long-term
      obligations ........................             (691)              252              --                --                (439)
    Financing fees and other .............             --                (122)             --                --                (122)
                                               ------------      ------------      ------------      ------------      ------------
Net cash provided by (used in)
    financing activities .................             (691)              230             3,770            (3,870)             (561)
                                               ------------      ------------      ------------      ------------      ------------

Net change in cash and cash
    equivalents ..........................     $       --        $      3,269      $      1,280      $       --        $      4,549
                                               ============      ============      ============      ============      ============

                                                                                    TOTAL
                                                                     TOTAL           NON-
                                                    COMPANY        GUARANTOR       GUARANTOR        ELIMINATIONS         TOTAL
                                                  ------------    ------------    ------------      ------------     ------------
STATEMENT OF CASH FLOWS
  FOR THE SIX MONTHS ENDED
    JUNE 30, 1997

Net cash from (used in)
  operating activities ......................     $    (42,084)   $     48,923    $      1,492      $       --       $      8,331
                                                  ------------    ------------    ------------      ------------     ------------
Cash flows by used in Investing activities:
    Acquisition, net of cash ................             --           (58,996)           --                --            (58,996)
    Capital expenditures ....................             --            (6,128)         (1,551)             --             (7,679)
                                                  ------------    ------------    ------------      ------------     ------------
Net cash used in  investing
  activities ................................             --           (65,124)         (1,551)             --            (66,675)
                                                  ------------    ------------    ------------      ------------     ------------
Cash flows provided by (used in)
  financing activities:
    Proceeds from issuance of
      long-term obligations .................          211,614          16,511            --                --            228,125
    Repayment of long-term
      obligations ...........................         (162,741)           (251)           --                --           (162,992)
    Cash dividends paid on
      preferred stock .......................           (1,378)           --              --                --             (1,378)
    Financing fees and other ................           (5,411)           --              --                --             (5,411)
                                                  ------------    ------------    ------------      ------------     ------------
Net cash provided by financing
  activities ................................           42,084          16,260            --                --             58,344
                                                  ------------    ------------    ------------      ------------     ------------

Net change in cash and cash
  equivalents ...............................     $       --      $         59    $        (59)     $       --       $       --
                                                  ============    ============    ============      ============     ============

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis includes the results of operations for the three and six months ended June 30, 1998 compared to the three and six months ended June 30, 1997, respectively.

The Company conducts its operations through two segments: (i) wire products, which includes both bare wire and insulated wire, and (ii) wire harness products.

The cost of copper has historically been subject to fluctuations. While fluctuations in the price of copper directly affect the per unit prices of the company's products, these fluctuations have not had, nor are expected to have, a material impact on the company's profitability due to the copper price pass-through arrangements that the Company has with its customers. These sales arrangements are based on similar variations of monthly copper price formulas. Use of these copper price formulas minimize the differences between raw material copper costs charged to the cost of sales and the pass-through pricing charged to customers.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

Net sales for the three months ended June 30, 1998 were $163.7 million, representing a $25.7 million, or 13.6%, decrease compared to the second quarter of 1997. Increases in unit volume in the wire segment were offset by the impact of a decrease in the average cost and selling price of copper. The average price of copper based upon the New York Mercantile Exchange, Inc. ("COMEX") decreased to $.78 per pound during the three months ended June 30, 1998 from $1.14 per pound during the three months ended June 30, 1997.

Wire segment sales were $120.7 million and decreased $23.0 million, or 16.0%, in the three months ended June 30, 1998 as compared to the three months ended June 30, 1997, as a result of the lower costs and selling prices of copper. The copper effect was partially offset by growth in sales of bare cable for industrial customers and increased volume of insulated appliance lead wire. Within the wire harness segment, net sales for the three months ended June 30, 1998 were $43.0 million, representing a $2.7 million, or 5.9%, decrease compared to the second quarter of 1997. The decrease resulted from the discontinuation of a non-core product line in September 1997.

Cost of goods sold as a percentage of sales improved to 71.1% for the three months ended June 30, 1998 from 77.3% for the three months ended June 30, 1997. This improvement reflected continued synergies related to the acquisition of Camden Wire, savings realized from previous plant consolidations, cost reductions achieved through the transition of certain wire harness segment business to lower-cost Mexican facilities, and the impact of lower copper prices.

Selling, general and administrative expenses were $15.5 million for the three months ended June 30, 1998 compared to $14.4 million for the same period in 1997. This $1.1 million increase primarily resulted from increased sales volume.

Depreciation and amortization was $10.1 million for the three months ended June 30, 1998 compared to $8.7 million for the same period in 1997. The increase of $1.4 million was primarily the result of depreciation of property, plant and equipment additions.

Other expenses decreased $0.9 million from $14.4 million in the second quarter of 1997 to $13.5 million in the second quarter of 1998, due primarily to reduced interest expense as a result of improved cash flows from increased profitability and lower working capital requirements.

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

Net sales for the six months ended June 30, 1998 were $337.7 million, representing a $27.8 million, or 7.6%, decrease compared to the first half of 1997. Increases in unit volume in both segments were more than offset by the impact of a decrease in the average cost and selling price of copper as well as the discontinuance of a non-core product line in September 1997. The average price of copper based upon the New York Mercantile Exchange, Inc. ("COMEX") decreased to $.78 per pound during the six months ended June 30, 1998 from $1.13 per pound during the six months ended June 30, 1997.

Wire segment sales were $250.0 million and decreased $25.1 million, or 9.1%, in the six months ended June 30, 1998 as compared to the six months ended June 30, 1997, as a result of lower copper costs and selling prices. The copper effect was partially offset by increased unit volumes due to higher demand in most major market segments, primarily industrial cable, automotive and appliance lead wire. In addition, 1998 includes the impact of the acquisition of Camden Wire which was acquired in the first quarter of 1997. Within the wire harness segment, net sales for the six months ended June 30, 1998 were $87.7 million, representing a $2.7 million, or 3.0%, decrease compared to the second quarter of 1997, as increased appliance harness sales were offset by the effect of a non-core product line discontinued in September 1997.

Cost of goods sold as a percentage of sales improved to 72.6% for the six months ended June 30, 1998 from 77.8% for the six months ended June 30, 1997. This improvement reflected synergies related to the Camden Wire Acquisition, savings realized from previous plant consolidations, lower current period costs achieved through the transition of certain wire harness segment business to lower-cost Mexican facilities, and the impact of lower copper prices.

Selling, general and administrative expenses were $30.9 million for the six months ended June 30, 1998 compared to $27.7 million for the same period in 1997. This $3.2 million increase primarily reflected the addition of Camden Wire for a full first quarter and increased sales volume.

Depreciation and amortization was $19.2 million for the six months ended June 30, 1998 compared to $16.2 million for the same period in 1997. The increase of $3.0 million was primarily the result of depreciation of property, plant and equipment additions.

In the first quarter of 1997, a $.5 million pre-tax plant closing charge to operations was recorded. The plant closing costs related to consolidation efforts within the wire segment. During the first six months of 1998, there was no similar charge.

Other expenses were $27.5 million and $27.4 million for the six months ended June 30, 1998 and 1997, respectively. The $0.1 million increase was the result of higher interest expense from the increased borrowings as a result of 1997 and 1998 acquisitions partially offset by improved cash flows from increased profitability and lower working capital requirements.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $28.9 million for the six months ended June 30, 1998, compared to $8.3 million for the six months ended June 30, 1997. The fluctuation was primarily due to the increase in net income and an improved working capital position.

Net cash used in investing activities was $23.8 million for the six months ended June 30, 1998 which represented (i) acquisition costs of $7.7 million related to the acquisitions of Spargo Wire Company, Inc. and Italtrecce S.r.l. and (ii) capital expenditures of $16.1 million. Net cash used in investing activities was $66.7 million for the six months ended June 30, 1997, and represented (i) acquisition costs of $59.0 million related to the acquisition of Camden Wire and
(ii) capital expenditures of $7.7 million.

Net cash used in financing activities was $0.6 million for the six months ended June 30, 1998 and represented net repayments under the debt obligations of $0.5 million and financing fees related to the acquisitions of Spargo and Italtrecce of $0.1 million. Net cash provided by financing activities was $58.3 million for the six months ended June 30, 1997 and included (i) proceeds of $228.1 million from the issuance of long-term obligations, (ii) net repayments of $163.0 million under the existing debt obligations, (iii) payments of $5.4 million related to financing fees and (iv) cash dividends of $1.4 million related to the Series A Cumulative Exchangeable Redeemable Preferred Stock which the Company exchanged for debt in 1997.

The Company's ability to fund its liquidity and capital requirements and to pay its indebtedness is limited to its ability to received dividends and other distributions from its subsidiaries. The Company's Amended and Restated Credit Agreement and its 11 3/4% Senior Subordinated Notes due 2005, 11 3/4% Series B Senior Subordinated Notes due 2005, and 14% Senior Subordinated Notes due 2005 prohibit the Company from imposing certain restrictions on the ability of its subsidiaries to pay dividends or make other distributions to the Company.

PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

(a)    Exhibits

       Exhibit 27.1 - Financial Data Schedule

(b)    Reports on Form 8-K

       No reports on Form 8-K have been filed during the three months ended June 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                      INTERNATIONAL WIRE GROUP, INC.


Date: August 14, 1998                 By   :      /s/ DAVID M. SINDELAR
                                            ----------------------------------
                                      Name : David M. Sindelar
                                      Title: Senior Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer)


                                      By   :      /s/ GLENN J. HOLLER
                                            ----------------------------------
                                      Name : Glenn J. Holler
                                      Title: Vice President - Finance
                                             (Chief Accounting Officer)

                              INDEX TO EXHIBITS


EXHIBIT
NUMBER        DESCRIPTION
-------       -----------
 27.1         Financial Data Schedule