Form 10-Q
period 1998-09-30
INTERNATIONAL WIRE GROUP INC
filed 1998-11-13
CIK 947429

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 1998
                               ---------------------------------------------

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

                              YES [X]        NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                         Outstanding at
           Class                                        October 31, 1998
           -----                                        ----------------

       Common Stock                                           1,000

                         INTERNATIONAL WIRE GROUP, INC.


                                      INDEX


PART I - FINANCIAL INFORMATION                                                                                    Page
------------------------------                                                                                    ----
  International Wire Group, Inc.
      Condensed Consolidated Balance Sheets as of September 30, 1998 and December 31, 1997..................        3
      Condensed Consolidated Statements of Operations for the three and nine months ended September 30,
           1998 and the three and nine months ended September 30, 1997......................................        4
      Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1998 and
           the nine months ended September 30, 1997.........................................................        5
      Notes to Condensed Consolidated Financial Statements..................................................        6
      Management's Discussion and Analysis of Financial Condition and Results of Operations.................       15

PART II - OTHER INFORMATION.................................................................................       19

SIGNATURES..................................................................................................       20


                         INTERNATIONAL WIRE GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                             September 30,          December 31,
                                                                        ------------------------ --------------------
                                                                                 1998                   1997
                                                                        ------------------------ --------------------
 ASSETS                                                                       (Unaudited)
 Current assets:
   Cash and cash equivalents...........................................         $  21,334             $        --
   Accounts receivable, less allowance of $2,106
     and $2,078, respectively..........................................            91,652                  87,201
   Inventories.........................................................            63,874                  74,406
   Other current assets................................................            19,512                  27,273
                                                                              -----------             -----------
     Total current assets..............................................           196,372                 188,880
 Property, plant and equipment, net....................................           172,161                 165,239
 Intangibles and other assets..........................................           271,144                 273,929
                                                                              -----------             -----------
     Total assets......................................................        $  639,677             $   628,048
                                                                              ===========             ===========

 LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

 Current liabilities:
   Current maturities of long-term obligations.........................        $    4,472             $     4,493
   Accounts payable....................................................            43,272                  48,761
   Accrued and other liabilities.......................................            62,220                  59,121
   Accrued interest....................................................            13,975                   4,834
                                                                              -----------             -----------
     Total current liabilities.........................................           123,939                 117,209
 Long-term obligations, less current maturities........................           514,664                 519,302
 Other long-term liabilities...........................................            34,654                  37,365
                                                                              -----------             -----------
     Total liabilities.................................................           673,257                 673,876
 Stockholder's equity (deficit):
   Common stock, $.01 par value, 1,000 shares
     authorized, issued and outstanding................................                 0                       0
   Contributed capital.................................................           114,058                 113,717
   Carryover of predecessor basis......................................           (67,762)                (67,762)
   Accumulated deficit.................................................           (79,876)                (91,783)
                                                                              -----------             -----------
     Total stockholder's equity (deficit)..............................           (33,580)                (45,828)
                                                                              -----------             -----------
     Total liabilities and stockholder's equity (deficit)..............       $   639,677              $  628,048
                                                                              ===========             ===========



    See accompanying notes to the condensed consolidated financial statements

                         INTERNATIONAL WIRE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)
                                   (Unaudited)

                                                                 Three Months                           Nine Months
                                                                    Ended                                  Ended
                                                                September 30,                          September 30,
                                                     ------------------ ----------------- -------------------- ----------------
                                                           1998               1997               1998               1997
                                                     ------------------ ----------------- -------------------- ----------------
Net sales................................            $  156,177         $ 170,768         $  493,917           $ 536,319
Operating expenses:
  Cost of goods sold.....................               111,817           129,028            356,986             413,406
  Selling, general and
  administrative expenses................                14,987            14,863             45,915              42,582
  Depreciation and
   amortization..........................                10,583             9,287             29,764              25,454
  Plant closing charges..................                    --                --                 --                 500
                                                     ----------         ---------         ----------           ---------
Operating income.........................                18,790            17,590             61,252              54,377
Other income (expense):
  Interest expense.......................               (12,553)          (12,901)           (38,137)            (38,281)
  Amortization of deferred financing
costs....................................                  (951)             (935)            (2,855)             (2,992)
  Other, net.............................                    35              (122)                52                (111)
                                                     ----------         ---------         ----------           ---------
Income before income tax
   provision.............................                 5,321             3,632             20,312              12,993
Income tax provision.....................                 2,274             1,450              8,405               5,393
                                                     ----------         ---------         ----------           ---------
Income before extraordinary item.........                 3,047             2,182             11,907               7,600
Extraordinary item - loss related to
early extinguishment of debt,
  net of taxes of $1,995.................                    --                --                 --              (2,991)
                                                     ----------         ---------         ----------           ---------
Net income...............................            $    3,047         $   2,182         $   11,907           $   4,609
                                                     ==========         =========         ==========           =========






    See accompanying notes to the condensed consolidated financial statements

                         INTERNATIONAL WIRE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                           Nine Months
                                                                                              Ended
                                                                                          September 30,
                                                                        ------------------------ -------------------------
                                                                                   1998                     1997
                                                                        ------------------------ -------------------------
Cash flows provided by (used in) operating activities:
  Net income........................................................       $    11,907              $     4,609
  Adjustments to reconcile net income to net cash provided
by (used in) operating activities:
    Depreciation and amortization...................................            32,619                   28,446
    Extraordinary loss on early
     extinguishment of debt.........................................                --                    4,986
    Change in assets and liabilities, net of
      acquisitions:
      Accounts receivable...........................................              (299)                  (6,115)
      Inventories...................................................            10,970                   18,599
      Other assets..................................................             4,156                   (4,569)
      Accounts payable..............................................            (8,894)                 (29,656)
      Accrued and other liabilities.................................              (799)                  10,322
      Accrued interest..............................................             9,141                    8,599
      Other long-term liabilities...................................            (3,001)                   1,358
                                                                           -----------              -----------
Net cash provided by operating
  activities........................................................            55,800                   36,579
                                                                           -----------              -----------
Cash flows used in investing activities:
  Acquisitions, net of cash.........................................            (7,738)                 (58,996)
  Capital expenditures..............................................           (20,913)                 (15,320)
                                                                           -----------              -----------
Net cash used in investing activities...............................           (28,651)                 (74,316)
                                                                           -----------              -----------
Cash flows provided by (used in) financing
  activities:
  Proceeds from issuance of long-term
    obligations.....................................................                --                  228,125
  Borrowing (repayment) of long-term obligations....................            (5,233)                (175,738)
  Cash dividends paid on preferred stock............................                --                   (2,078)
  Financing fees and other..........................................              (582)                  (5,411)
                                                                           ----------- -            -----------
Net cash provided by (used in) financing activities.................            (5,815)                  44,898
                                                                           ----------- -            -----------
Net change in cash and cash equivalents.............................            21,334                    7,161
Cash at beginning of the period.....................................                --                       --
                                                                           ------------             -----------
Cash at end of the period...........................................       $    21,334              $     7,161
                                                                           ============             ===========







    See accompanying notes to the condensed consolidated financial statements

                         INTERNATIONAL WIRE GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)
                                   (Unaudited)

1.    Basis of Presentation

         Unaudited Interim Condensed Consolidated Financial Statements

         The unaudited interim condensed consolidated financial statements reflect all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of the Company. The results for the three months and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for a full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997.


         Statement of Cash Flows

         Interest paid for the nine months ended September 30, 1998 and 1997, was approximately $29,000 and $29,700, respectively. Income taxes paid for the nine months ended September 30, 1998 and 1997, were approximately $2,900 and $2,600, respectively.


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

2.       Inventories

         The composition of inventories at September 30, 1998 is as follows:


        Raw materials...........................................    $   26,734
        Work-in-process ........................................        11,899
        Finished goods .........................................        25,241
                                                                    ----------
         Total..................................................    $   63,874
                                                                    ==========

         The carrying value of inventories on a last-in, first-out basis, at September 30, 1998, approximates its current cost.

3.    Long-Term Obligations

         The composition of long-term obligations at September 30, 1998 is as follows:


        Amended and Restated Credit Agreement:
          Revolving credit facility..........................    $        -
          Term facility .....................................       181,125
        Senior Subordinated Notes............................       150,000
        Series B Senior Subordinated Notes...................       150,000
        Series B Senior Subordinated Notes Premium...........        11,606
        Industrial revenue bonds.............................        15,500
        Other................................................        10,905
                                                                 ----------
                                                                    519,136
        Less, current maturities.............................         4,472
                                                                 ----------
                                                                 $  514,664
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

         The Company's 11 3/4% Senior Subordinated Notes, 11 3/4% Series B Senior Subordinated Notes, and 14% Senior Subordinated Notes (collectively, the "Senior Notes") restrict, among other things, the incurrence of additional indebtedness by the Company, the payment of dividends and other distributions in respect of the Company's capital stock, the imposition of restrictions on the payment of dividends and other distributions by the Company's subsidiaries, the creation of liens on the properties and the assets of the Company to secure certain subordinated debt and certain mergers, sales of assets and transactions with affiliates.

4.    Plant Closing Expense

         A summary of activity related to plant closings is as follows:

                                                                                        Nine Months
                                                                                           Ended
                                                                                       September 30,
                                                                           ------------------- ------------------
                                                                                  1998               1997
                                                                           ------------------- ------------------
         Balance, beginning of period....................................       $  1,445            $  2,462
         Charges to operations:
           Facility shut-down costs......................................             --                 375
           Lease commitments.............................................             --                  --
           Key personnel and severance costs.............................             --                 125
                                                                                --------            --------
                                                                                      --                 500
                                                                                --------            --------
         Costs incurred:
           Facility shut-down costs......................................            (57)             (2,054)
           Lease commitments.............................................           (236)               (172)
           Key personnel and severance costs.............................            (61)               (486)
                                                                                --------            --------
                                                                                    (354)             (2,712)
                                                                                --------            --------
         Balance, end of period..........................................       $  1,091            $    250
                                                                                ========            ========

5.    Guarantor Subsidiaries

         The Company's Senior Notes are fully and unconditionally (as well as jointly and severally) guaranteed on an unsecured, senior subordinated basis by each domestic subsidiary of the Company (the "Guarantor Subsidiaries"). Each of the foreign subsidiaries of the Company, Electro Componentes de Mexico, S.A. de C.V., Wirekraft Industries de Mexico, S.A. de C.V., IWG-Philippines, Incorporated and Italtrecce S.r.l., ("the "Non-Guarantor Subsidiaries") have not guaranteed the Company's Senior Notes. Each of the Guarantor Subsidiaries and Non-Guarantor Subsidiaries is wholly owned by the Company.

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

                         INTERNATIONAL WIRE GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)


                                                                    TOTAL            TOTAL
                                                   COMPANY        GUARANTOR      NON-GUARANTOR      ELIMINATIONS         TOTAL
                                                --------------- --------------- ---------------- ------------------- --------------
BALANCE SHEET
    AS OF SEPTEMBER 30, 1998

ASSETS
    Cash and cash equivalents..............     $         --    $     21,114    $        220     $         --        $     21,334
    Accounts receivable....................               --          86,268           5,384               --              91,652
    Inventories............................               --          63,216             658               --              63,874
    Other assets...........................               --          19,136             376               --              19,512
                                                ------------    ------------    ------------     ------------        ------------
       Total current assets................               --         189,734           6,638               --             196,372
    Property, plant and equipment,
      net..................................               --         148,133          24,028               --             172,161
    Investment in subsidiaries.............          648,705              --              --         (648,705)                 --
    Intangibles and other assets ..........           25,456         237,954           7,734               --             271,144
                                                ------------    ------------    ------------     ------------        ------------
       Total assets........................        $ 674,161       $ 575,821    $     38,400        $(648,705)          $ 639,677
                                                ============    ============    ============     ============        ============

LIABILITIES AND STOCKHOLDER'S EQUITY
(DEFICIT)

    Current liabilities....................        $  16,747       $  83,031       $  24,161        $      --           $ 123,939
    Long-term obligations, less
current maturities.........................          494,231          20,433              --               --             514,664
    Other long-term liabilities............               --          34,271             383               --              34,654
    Intercompany (receivable) payable......          129,001        (136,254)          7,253               --                  --
                                                ------------    ------------    ------------     ------------        ------------
       Total liabilities...................          639,979           1,481          31,797               --             673,257
    Stockholder's equity
(deficit):
     Common stock..........................                0               0               0                0                   0
     Contributed capital...................          114,058         572,112           3,908         (576,020)            114,058
     Carryover of predecessor basis........               --         (67,762)             --               --             (67,762)
     Retained earnings
(accumulated deficit)......................          (79,876)         69,990           2,695          (72,685)            (79,876)
                                                ------------    ------------    ------------     ------------        ------------
       Total stockholder's equity
         (deficit).........................           34,182         574,340           6,603         (648,705)            (33,580)
                                                ------------    ------------    ------------     ------------        ------------
         Total liabilities and
         stockholder's equity
           (deficit).......................        $ 674,161       $ 575,821       $  38,400        $(648,705)          $ 639,677
                                                ============    ============    ============     ============        ============


                         INTERNATIONAL WIRE GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)


                                                                    TOTAL            TOTAL
                                                   COMPANY        GUARANTOR      NON-GUARANTOR      ELIMINATIONS         TOTAL
                                                --------------- --------------- ---------------- ------------------- --------------
BALANCE SHEET
    AS OF DECEMBER 31, 1997

ASSETS
    Cash and cash equivalents..............     $         --    $       (226)   $        226     $         --        $         --
    Accounts receivable....................               --          86,521             680               --              87,201
    Inventories............................               --          74,406              --               --              74,406
    Other assets...........................               --          27,273              --               --              27,273
                                                ------------    ------------    ------------     -------------       -------------
       Total current assets................               --         187,974             906               --             188,880
    Property, plant and equipment,
      net..................................               --         150,443          14,796               --             165,239
    Investment in subsidiaries.............          592,643              --              --         (592,643)                 --
    Intangibles and other assets ..........           23,592         248,299           2,038               --             273,929
                                                ------------    ------------    ------------     -------------       -------------
       Total assets........................        $ 616,235       $ 586,716    $     17,740        $(592,643)       $    628,048
                                                ============    ============    ============     =============       =============

LIABILITIES AND STOCKHOLDER'S EQUITY
(DEFICIT)

    Current liabilities....................         $  8,334       $ 106,623    $      2,252     $         --           $ 117,209
    Long-term obligations, less
current maturities.........................          498,014          21,288              --               --             519,302
    Other long-term liabilities............               --          37,365              --               --              37,365
    Intercompany (receivable) payable......           87,953         (97,774)          9,821               --                  --
                                                ------------    ------------    ------------     -------------       -------------
       Total liabilities...................          594,301          67,502          12,073               --             673,876
    Stockholder's equity (deficit)
     Common stock..........................                0               0               0                0                   0
     Contributed capital...................          113,717         572,012             138         (572,150)            113,717
     Carryover of predecessor basis........               --         (67,762)             --               --             (67,762)
     Retained earnings
(accumulated deficit)......................          (91,783)         14,964           5,529          (20,493)            (91,783)
                                                ------------    ------------    ------------     -------------       -------------
       Total stockholder's equity
         (deficit).........................           21,934         519,214           5,667         (592,643)            (45,828)
                                                ------------    ------------    ------------     -------------       -------------
         Total liabilities and
         stockholder's equity
           (deficit).......................        $ 616,235       $ 586,716       $  17,740        $(592,643)          $ 628,048
                                                ============    ============    ============     =============       =============


                         INTERNATIONAL WIRE GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

                                                                    TOTAL           TOTAL
                                                    COMPANY       GUARANTOR     NON-GUARANTOR     ELIMINATIONS        TOTAL
                                                  ------------- --------------- --------------- ------------------ -------------
STATEMENT OF OPERATIONS
  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998

Net sales...................................        $    --         $ 156,177       $ 10,754           $(10,754)      $156,177

Operating expenses
    Cost of goods sold......................             --           116,822          5,749            (10,754)       111,817
    Selling, general and
administrative expenses.....................             --            11,569          3,418                 --         14,987
    Depreciation and amortization...........             --             9,028          1,555                 --         10,583
                                                     ------         ---------       --------           --------       --------
Operating income (loss)                                  --            18,758             32                 --         18,790

Other income (expense):
    Interest expense........................        (11,916)             (623)           (14)                --        (12,553)
    Amortization of deferred
financing costs.............................           (951)               --             --                 --           (951)
    Equity in net income (loss) of
    subsidiaries............................         15,914                --             --            (15,914)            --
    Other, net..............................            --                 35             --                 --             35
                                                   --------        ----------       --------           --------       --------
Income (loss) before income tax
  provision.................................          3,047            18,170             18            (15,914)         5,321
Income tax provision........................             --             1,947            327                 --          2,274
                                                    -------        ----------       --------           --------       --------

Net income (loss)                                   $ 3,047        $   16,223       $   (309)          $(15,914)      $  3,047
                                                    =======        ==========       ========           ========       ========


                                                                    TOTAL           TOTAL
                                                    COMPANY       GUARANTOR     NON-GUARANTOR      ELIMINATIONS          TOTAL
                                                  ------------- --------------- --------------- ------------------ ----------------
STATEMENT OF OPERATIONS
  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997

Net sales...................................         $    --       $  170,768       $  10,101      $ (10,101)          $  170,768

Operating expenses
  Cost of goods sold........................              --          135,278           3,851        (10,101)             129,028
  Selling, general and
administrative expenses.....................              --           11,752           3,111             --               14,863
  Depreciation and amortization.............              --            8,262           1,025             --                9,287
                                                     -------        ---------       ---------      ---------           ----------
Operating income (loss)                                   --           15,476           2,114             --               17,590

Other income (expense):
  Interest expense..........................         (12,901)              --              --             --              (12,901)
  Amortization of deferred financing
costs.......................................            (935)              --              --             --                 (935)
  Equity in net income (loss) of
    subsidiaries............................          16,018               --              --        (16,018)                 --
  Other.....................................              --             (123)              1             --                 (122)
                                                     -------        ----------      ---------      ---------           -----------
Income (loss) before income tax
  provision.................................           2,182           15,353           2,115        (16,018)               3,632
Income tax provision........................              --            1,202             248             --                1,450
                                                     -------        ---------       ---------      ---------           ----------
Income (loss) before extraordinary
  item......................................           2,182           14,151           1,867        (16,018)               2,182
Extraordinary item, net of income taxes.....              --               --              --             --                   --
                                                     -------        ---------       ---------      ---------           ----------

Net income (loss)...........................         $ 2,182        $  14,151       $   1,867      $ (16,018)          $    2,182
                                                     =======        =========       ==========     =========           ==========


                         INTERNATIONAL WIRE GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)


                                                                    TOTAL          TOTAL
                                                    COMPANY       GUARANTOR     NON-GUARANTOR      ELIMINATIONS        TOTAL
                                                  ------------- --------------- --------------- ------------------ -------------
STATEMENT OF OPERATIONS
  FOR THE NINE MONTHS ENDED
    SEPTEMBER 30, 1998

Net sales...................................        $    --         $ 493,917       $ 25,879           $(25,879)      $493,917

Operating expenses
    Cost of goods sold......................             --           368,521         14,344            (25,879)       356,986
    Selling, general and
administrative expenses.....................             --            35,860         10,055                 --         45,915
    Depreciation and amortization...........             --            26,123          3,641                 --         29,764
                                                    -------        ----------       --------           --------       --------
Operating income (loss)                                  --            63,413         (2,161)                --         61,252

Other income (expense):
    Interest expense........................        (37,430)             (693)           (14)                --        (38,137)
    Amortization of deferred
financing costs.............................         (2,855)               --             --                 --         (2,855)
    Equity in net income (loss) of
    subsidiaries............................         52,192                --             --            (52,192)            --
    Other, net..............................            --                 51              1                 --             52
                                                   --------        ----------        -------           --------       --------
Income (loss) before income tax
  provision.................................         11,907            62,771         (2,174)           (52,192)        20,312
Income tax provision........................             --             7,745            660                 --          8,405
                                                    -------         ---------       --------           --------        -------

Net income (loss)                                   $11,907         $  55,026       $ (2,834)         $ (52,192)      $ 11,907
                                                    =======         =========       ========          =========       ========




                                                                    TOTAL           TOTAL
                                                    COMPANY       GUARANTOR     NON-GUARANTOR      ELIMINATIONS          TOTAL
                                                  ------------- --------------- --------------- ------------------ ----------------
STATEMENT OF OPERATIONS
  FOR THE NINE MONTHS ENDED
    SEPTEMBER 30, 1997

Net sales...................................         $    --        $ 536,319       $  28,124      $ (28,124)          $  536,319

Operating expenses
  Cost of goods sold........................         $    --          430,072          11,458        (28,124)             413,406
  Selling, general and
administrative expenses.....................              --           33,121           9,461             --               42,582
  Depreciation and amortization.............              --           23,380           2,074             --               25,454
  Plant closing charges.....................              --              500              --             --                  500
                                                     -------          -------        --------       --------            ---------
Operating income (loss)                                   --           49,246           5,131             --               54,377

Other income (expense):
  Interest expense..........................         (38,281)              --              --             --              (38,281)
  Amortization of deferred            financing
costs.......................................          (2,992)              --              --             --               (2,992)
  Equity in net income (loss) of
    subsidiaries............................          48,873               --              --        (48,873)                 --
  Other.....................................              --             (113)              2             --                 (111)
                                                     -------        ---------         -------      ---------            ---------
Income (loss) before income tax
  provision.................................           7,600           49,133           5,133        (48,873)              12,993
Income tax provision........................              --            4,880             513             --                5,393
                                                     -------        ---------        --------      ---------            ---------
Income (loss) before extraordinary
  item......................................           7,600           44,253           4,620        (48,873)               7,600
Extraordinary item..........................          (2,991)              --              --             --               (2,991)
                                                     --------       ---------        --------      ---------           -----------

Net income (loss)...........................         $ 4,609        $  44,253        $  4,620      $ (48,873)          $    4,609
                                                     ========       =========        ========      =========           ===========


                         INTERNATIONAL WIRE GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)


                                                                    TOTAL          TOTAL
                                                   COMPANY        GUARANTOR     NON-GUARANTOR      ELIMINATIONS          TOTAL
                                                --------------- --------------- --------------- ------------------ ----------------
STATEMENT OF CASH FLOWS
  FOR THE NINE MONTHS ENDED
   SEPTEMBER 30, 1998

Net cash from operating activities               $  3,783           $  39,472      $  8,675         $   3,870         $ 55,800
                                                 ----------       -----------     ---------        ----------         --------
Cash flows used in
  Investing activities:
    Acquisition, net of cash...............            --              (7,738)           --                --           (7,738)
    Capital expenditures...................            --              (9,036)      (11,877)               --          (20,913)
                                                 ----------       -----------     ---------        ----------         --------
Net cash used in  investing activities                 --             (16,774)      (11,877)               --          (28,651)
                                                 ----------       -----------     ---------        ----------         --------
Cash flows provided by (used in) financing
 activities:
    Equity proceeds........................            --                 100         3,770            (3,870)              --
    Repayment of long-term
      obligations..........................        (3,783)               (876)         (574)               --           (5,233)
    Financing fees and other...............            --                (582)          --                 --             (582)
                                                 ----------       -----------     ---------        ----------         --------
Net cash provided by (used in) financing
activities.................................        (3,783)             (1,358)        3,196            (3,870)          (5,815)
                                                 ----------       -----------     ---------        ----------         --------

Net change in cash and cash equivalents          $     --           $  21,340         $  (6)         $     --         $ 21,334
                                                 ==========       ===========     =========        ==========         ========



                                                                    TOTAL          TOTAL
                                                   COMPANY        GUARANTOR     NON-GUARANTOR      ELIMINATIONS         TOTAL
                                                --------------- --------------- --------------- ------------------ ---------------
STATEMENT OF CASH FLOWS
  FOR THE NINE MONTHS ENDED
    SEPTEMBER 30, 1997

Net cash from (used in)
  operating activities.....................        $(30,209)      $  63,787        $  3,001         $     --           $36,579
                                                   --------       ---------        --------         --------           -------
Cash flows by used in
  Investing activities:
    Acquisition, net of cash...............              --         (58,996)             --               --           (58,996)
    Capital expenditures...................              --         (12,737)         (2,583)              --           (15,320)
                                                   --------       ---------        --------         --------          --------
Net cash used in  investing activities                   --         (71,733)         (2,583)              --           (74,316)
                                                   --------       ---------        --------         --------           -------
Cash flows provided by (used in) financing
  activities:
    Proceeds from issuance of
long-term obligations......................         211,614          16,511              --               --           228,125
    Repayment of long-term
obligations................................        (173,916)         (1,822)             --               --          (175,738)
    Cash dividends paid on
preferred stock............................          (2,078)             --              --               --            (2,078)
    Financing fees and other...............          (5,411)             --              --               --            (5,411)
                                                   --------       ---------        --------         --------          --------
Net cash provided by financing activities            30,209          14,689              --               --            44,898
                                                   --------       ---------        --------         --------           -------

Net change in cash and cash equivalents            $     --       $   6,743        $    418         $     --           $ 7,161
                                                   ========       =========        ========         ========           =======


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis includes the results of operations for the three and nine months ended September 30, 1998 compared to the three and nine months ended September 30, 1997, respectively.

The Company conducts its operations through two segments: (i) wire products, which includes both bare wire and insulated wire, and (ii) wire harness products.

A portion of the Company's revenues is derived from processing customer-owned (tolled) copper. The value of tolled copper is excluded from both sales and costs of sales of the Company, as title to these materials and the related risks of ownership do not pass to the Company.

The cost of copper has historically been subject to fluctuations. While fluctuations in the price of copper may directly affect the per unit prices of the Company's products, these fluctuations have not had, nor are expected to have, a material impact on the Company's profitability due to copper price pass-through arrangements that the Company has with its customers. These sales arrangements are based on similar variations of monthly copper price formulas. Use of these copper price formulas minimizes the differences between raw material copper costs charged to the cost of sales and the pass-through pricing charged to customers.


RESULTS OF OPERATIONS

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

Net sales for the three months ended September 30, 1998 were $156.2 million, representing a $14.6 million, or 8.5%, decrease compared to the third quarter of 1997. Increases in unit volumes in both segments were offset by the impact of a decrease in the average cost and selling price of copper and a higher mix of tolled copper. In general, the Company prices its wire products based upon a spread over the cost of copper, which results in a decreased dollar value of sales when copper costs decrease. The average price of copper based upon the New York Mercantile Exchange, Inc. ("COMEX") decreased to $.75 per pound during the three months ended September 30, 1998 from $1.02 per pound during the three months ended September 30, 1997.

Wire segment sales were $114.2 million and decreased $16.5 million, or 12.6%, in the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. This was a result of the lower costs and selling prices of copper and a higher mix of tolled copper. These effects were partially offset by unit growth in sales of bare wire and cable for industrial and specialty customers. Within the wire harness segment, net sales for the three months ended September 30, 1998 were $42.0 million, representing a $1.9 million, or 4.8%, increase compared to the third quarter of 1997. The increase was due to higher unit volume within the appliance market segment, partially offset by the discontinuation of a non-core product line in September 1997.

Cost of goods sold as a percentage of sales improved to 71.6% for the three months ended September 30, 1998 from 75.6% for the three months ended September

30, 1997. This improvement reflected continued synergies related to the acquisition of Camden Wire Co. Inc. ("Camden Wire"), savings realized from previous plant consolidations, cost reductions achieved through the transition of certain wire harness segment business to lower-cost Mexican facilities, and the impact of lower copper prices.

Selling, general and administrative expenses increased $0.1 million to $15.0 million for the three months ended September 30, 1998 compared to $14.9 million for the same period in 1997 due to higher unit volume.

Depreciation and amortization was $10.6 million for the three months ended September 30, 1998 compared to $9.3 million for the same period in 1997. The increase of $1.3 million was primarily the result of depreciation of property, plant and equipment additions.

Other expenses decreased $0.5 million from $14.0 million in the third quarter of 1997 to $13.5 million in the third quarter of 1998, due primarily to reduced interest expense as a result of improved cash flows from increased profitability and lower working capital requirements.


Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

Net sales for the nine months ended September 30, 1998 were $493.9 million, representing a $42.4 million, or 7.9%, decrease compared to the nine months ended September 30, 1997. Increases in unit volume in both segments were more than offset by the impact of a decrease in the average cost and selling price of copper, a higher mix of tolled copper and the discontinuation of a non-core product line in September 1997. In addition, 1998 sales includes the impact of the acquisition of Camden Wire which was acquired in the first quarter of 1997. The average price of copper based upon the New York Mercantile Exchange, Inc. ("COMEX") decreased to $.77 per pound during the nine months ended September 30, 1998 from $1.09 per pound during the nine months ended September 30, 1997.


Wire segment sales were $364.2 million and decreased $41.6 million, or 10.3%, in the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997, primarily as a result of lower copper costs and selling prices. The copper effect was partially offset by increased unit volumes. The increased unit volumes were due to higher demand in most major market segments, including industrial cable, electronics/data communications, automotive and appliance lead wire. Within the wire harness segment, net sales for the nine months ended September 30, 1998 were $129.7 million, representing a $.8 million, or 0.6%, decrease compared to the third quarter of 1997. Increases in appliance and industrial harness sales were offset by the effect of a non-core product line discontinued in September 1997.

Cost of goods sold as a percentage of sales improved to 72.3% for the nine months ended September 30, 1998 from 77.1% for the nine months ended September 30, 1997. This improvement reflected synergies related to the acquisition of Camden Wire, savings realized from previous plant consolidations, lower current period costs achieved through the transition of certain wire harness segment business to lower-cost Mexican facilities, and the impact of lower copper prices.

Selling, general and administrative expenses were $45.9 million for the nine months ended September 30, 1998 compared to $42.6 million for the same period in 1997. This $3.3 million increase primarily reflected the addition of Camden Wire for a full first quarter, the effect of the 1998 acquisitions of Spargo Wire Company, Inc. ("Spargo Wire") and Italtrecce S.r.l.
("Italtrecce") and increased unit volume.

Depreciation and amortization was $29.8 million for the nine months ended September 30, 1998 compared to $25.5 million for the same period in 1997. The increase of $4.3 million was primarily the result of depreciation of property, plant and equipment additions.

In the first quarter of 1997, a $.5 million pre-tax plant closing charge to operations was recorded. The plant closing costs related to consolidation efforts within the wire segment.
During the first nine months of 1998, there was no similar charge.

Other expenses decreased $0.4 million to $40.9 million for the nine months ended September 30, 1998 compared to $41.3 million for the nine months ended September 30, 1997. Increased borrowings as a result of 1997 and 1998 acquisitions were more than offset by improved cash flows from increased profitability and lower working capital requirements.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $55.8 million for the nine months ended September 30, 1998, compared to $36.6 million for the nine months ended September 30, 1997. This increase was primarily due to the increase in net income and an improved working capital position.

Net cash used in investing activities was $28.7 million for the nine months ended September 30, 1998 which represented (i) acquisition costs of $7.7 million related to the acquisitions of Spargo Wire and Italtrecce and (ii) capital expenditures of $21.0 million, of which approximately $8.4 million related to the Company's new facility in Cebu, Philippines, which opened for operations in July, 1998. Net cash used in investing activities was $74.3 million for the nine months ended September 30, 1997, and represented (i) acquisition costs of $59.0 million related to the acquisition of Camden Wire and (ii) capital expenditures of $15.3 million of which approximately $6.0 million related to the Cebu, Philippines expansion project.

Net cash used in financing activities was $5.8 million for the nine months ended September 30, 1998 and represented net repayments under debt obligations of $5.2 million and financing fees related to the acquisitions of Spargo and Italtrecce of $0.6 million. Net cash provided by financing activities was $44.9 million for the nine months ended September 30, 1997 and included (i) proceeds of $228.1 million from the issuance of long-term obligations, (ii) net repayments of $175.7 million under the existing debt obligations, (iii) payments of $5.4 million related to financing fees and (iv) cash dividends of $2.1 million related to the Series A Cumulative Exchangeable Redeemable Preferred Stock which the Company exchanged for debt in 1997.

The Company's ability to fund its liquidity and capital requirements and to pay its indebtedness is limited to its ability to receive dividends and other distributions from its subsidiaries. The Company's Amended and Restated Credit Agreement and its Senior Notes prohibit the Company from imposing certain restrictions on the ability of its subsidiaries to pay dividends or make other distributions to the Company.


IMPACT OF YEAR 2000 ISSUE

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

During 1997, the company established an internal team comprised of several key members of the executive management group to address the Year 2000 issue as it relates to operating and administration of the Company. The objective of the review team was to make an assessment of internal risks associated with the Year 2000 issue including the status of the company's internally used software, computer hardware and use of computer applications in each of the Company's business cycles and to develop a remediation plan, where necessary.

Based on the review team's assessment, the Company determined that it will be required to replace portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. At December 31, 1997, the Company estimated that approximately 40 percent of the Company's systems were Year 2000 compliant, with all systems expected to be compliant by early 1999.

The Company will utilize both internal and external resources to replace and test the software for Year 2000 modifications. The total cost of the project is estimated to be approximately $6.5 million. As of September 30, 1998, approximately $5.4 million of the costs have been incurred. The majority of the expenditures relate to the purchase of new software and hardware which will be capitalized and is being funded through operating cash flows.

The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availablility of certain resources. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

The Company is currently in the process of evaluating the external risks associated with the Year 2000 Issue. All critical or significant suppliers have been identified and have been surveyed regarding their Year 2000 readiness. Additionally, the Company is in constant contact with significant customers regarding the status of both the Company's and its customers' Year 2000 compliance.

Due to the general uncertainty inherent in the Year 2000 Issue, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time what the impact of the Year 2000 issues will have on the Company's results of operations, liquidity or financial condition. The Company presently believes, however, that with the expected conversions to new software, the internal risks associated with the Year 2000 Issue can be mitigated. However, if such conversions are not made, or are not completed timely, the Year 2000 Issue could have a materially adverse impact on the results of operations, liquidity or financial condition.

PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

(a)
     Exhibits
       Exhibit 27.1 - Financial Data Schedule

(b)  Reports on Form 8-K
       No reports on Form 8-K have been filed during the three months ended September 30, 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                      INTERNATIONAL WIRE GROUP, INC.


Dated:  November 13, 1998             By   : /s/ DAVID M. SINDELAR
                                             ----------------------------------
                                      Name : David M. Sindelar
                                      Title: Senior Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer)


                                      By   : /s/ GLENN J. HOLLER
                                             ----------------------------------
                                      Name : Glenn J. Holler
                                      Title: Vice President - Finance
                                             (Chief Accounting Officer)

                                 EXHIBIT INDEX


Exhibit No.              Description
-----------              -----------

   27.1                  Financial Data Schedule