Form 10-K405
period 1998-12-31
INTERNATIONAL WIRE GROUP INC
filed 1999-03-30
CIK 947429

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      ------------------------------------

                                   FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ________________ TO ________________
                        COMMISSION FILE NUMBER 33-93970
                      ------------------------------------

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

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (314) 719-1000
        Securities registered pursuant to Section 12(b) of the Act: NONE Securities registered pursuant to Section 12(g) of the Act: NONE
                      ------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes [X] No [ ]
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
     State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant.
     NO ESTABLISHED PUBLISHED PUBLIC TRADING MARKET EXISTS FOR THE COMMON STOCK, PAR VALUE $.01 PER SHARE, OF INTERNATIONAL WIRE GROUP, INC. ALL OF THE OUTSTANDING SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE, OF INTERNATIONAL WIRE GROUP, INC. ARE HELD BY INTERNATIONAL WIRE HOLDING COMPANY.
     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                               OUTSTANDING AT
                    CLASS                                    FEBRUARY 26, 1999
                    -----                                    -----------------
                 Common Stock                                      1,000

                   DOCUMENTS INCORPORATED BY REFERENCE  NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

          CAUTIONARY STATEMENTS CONCERNING FORWARD-LOOKING STATEMENTS

     Information set forth in this Annual Report on Form 10-K regarding expected or possible future events, including statements of the plans and objectives of management for future growth, operations, products and services and statements related to future economic performance, is forward-looking and subject to risks and uncertainties. For those statements, International Wire Group, Inc. (the "Company") claims the protection of the safe harbor for forward-looking statements provided for by Section 21E of the Securities Exchange Act of 1934, as amended. Factors that could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements are discussed at greater length herein. Forward-looking statements can be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "pro forma," "anticipates" or "intends" or the negative of any thereof or other variations thereof or comparable terminology, or by discussions of strategy or intentions. See Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition."

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     The Company, through its subsidiaries, is a leading designer, manufacturer and marketer of (i) wire products, including bare and tin-plated copper wire and insulated copper wire, and (ii) wire harnesses. The Company's products include a broad spectrum of copper wire configurations and gauges with a variety of electrical and conductive characteristics and are utilized by a wide variety of customers primarily in the appliance, automotive, computer and data communications, and industrial equipment industries. The Company manufactures and distributes its products at 32 facilities located in the United States, Mexico, Italy and the Philippines.

     The Company conducts its operations through two segments: (i) wire products, which includes both bare wire and insulated wire products, and (ii) wire harness products.

  Wire Products (75% of 1998 net sales)

     - Bare Wire Products. Bare copper wire products (or conductors) are used to transmit digital, video and audio signals or conduct electricity and are sold to a diverse customer base of approximately 2,000 insulated wire manufacturers and various industrial original equipment manufacturers ("OEMs") for use in computer and data communications products, industrial equipment, appliances, automotive and other applications.

     - Insulated Wire Products. Insulated wire products (copper conductors insulated with plastic, rubber or other polymeric compounds) are incorporated in wire harnesses that control and distribute electrical current in automobiles, trucks and appliances. The Company's external sales of insulated wire are primarily to independent wire harness fabricators. These independent wire harness fabricators then sell wire harnesses to automotive and appliance OEMs. The Company divides its customers who manufacture wire harnesses into three broad groups: (a) Tier 1 suppliers to Ford Motor Company and Chrysler Corporation (General Motors Corporation has in-house wire and wire harness manufacturing capability); (b) suppliers to the North American facilities of Japanese automakers, that utilize "thin-wall" insulated wire which complies with Japanese Industrial Standards ("JIS"); and (c) suppliers to appliance OEMs (including the Company's appliance wire harness business).

  Wire Harness Products (25% of 1998 net sales)

     - Wire harnesses are assemblies of wires that are terminated with connectors, switches or other electrical devices. The Company primarily sells wire harnesses to the major U.S. manufacturers of household appliances such as Amana, Frigidaire, General Electric Company ("GE"), Maytag and Whirlpool. These manufacturers utilize the Company's wire harnesses in the manufacture of refrigerators, washers, dryers, ranges and dishwashers.

     The principal executive offices of the Company are located at 101 South Hanley Road, Suite 400, St. Louis, Missouri 63105, and the Company's telephone number at such address is (314) 719-1000.

BACKGROUND

     In December 1992, an investor group led by Hicks, Muse, Tate and Furst Incorporated ("Hicks Muse") and Mills & Partners, Inc. ("Mills & Partners") acquired (the "Original Wirekraft Acquisition") Kirtland Indiana, Limited Partnership ("KILP") which was subsequently renamed Wirekraft Industries, Inc. ("Wirekraft"). KILP was engaged in the manufacturing of insulated wire and fabrication of wire harnesses. In 1993, Wirekraft purchased the wire manufacturing business of Ristance Corporation, a manufacturer of high temperature insulated copper wire. This acquisition increased Wirekraft's capacity as well as its product offering in the automotive, appliance and motor leadwire markets. In 1994, Wirekraft completed a major expansion of its wire mill in El Paso, Texas. The El Paso expansion significantly increased the copper wire fabricating capacity of Wirekraft with a valuable presence in the Southwestern U.S.

     In December 1994, Wirekraft acquired (the "ECM Acquisition") Electro Componentes de Mexico, S.A. de C.V. ("ECM") and certain related assets from GE. ECM functioned as the captive appliance wire harness operation for GE's domestic appliance business. ECM's Mexican presence provided Wirekraft with significant competitive advantages, as well as providing the Company with a low cost manufacturing capability in Mexico. As part of the acquisition, Wirekraft entered into a supply agreement, which expires in 2006, to supply substantially all of GE's domestic wire harness requirements for major kitchen and laundry appliances.

     In March 1995, an investor group led by Hicks Muse and Mills & Partners acquired Omega Wire, Inc. ("Omega"). The acquisition of Omega (the "Original Omega Acquisition") broadened the Company's product offering through the addition of a broad and diverse bare wire product offering and vertically integrated the Company by substantially reducing the Company's need to purchase outside bare wire.

     In June 1995, through a series of acquisitions and mergers, the Company was organized to combine the operations of Wirekraft and Omega (the "Wirekraft/Omega Combination").

     In March 1996, the Company acquired (the "DWT Acquisition") the business of Hoosier Wire, Inc., Dekko Automotive Wire, Inc., Albion Wire, Inc. and Silicones, Inc., a group of affiliated companies together under the trade name Dekko Wire Technology Group ("Dekko"). Dekko was engaged in the design, manufacture and marketing of insulated and bare copper wire. The DWT Acquisition increased the Company's insulated and bare wire manufacturing capabilities, as well as increased the Company's capacity to better serve its client base and expand into new markets by adding specialty products to the Company's product offering.

     In February 1997, the Company acquired (the "Camden Acquisition") all of the issued and outstanding common stock of Camden Wire Co., Inc. ("Camden"), a designer, manufacturer and marketer of bare and tin-plated copper wire. The Camden Acquisition allowed the Company to expand its geographic manufacturing base and to realize efficiencies through consolidation of operations and process improvements.

     In 1998, the Company made two strategic acquisitions, the acquisition of the assets of Spargo Wire Company, Inc. ("Spargo Wire"), which expanded the Company's offering of bare wire, and the acquisition of Italtrecce S.r.l. ("Italtrecce"), which expanded the Company's offering of specialty braid products and allowed the Company to expand its geographic manufacturing base to Italy. In addition, in July 1998, the Company completed its construction of a facility in Cebu, Philippines and began operations. The Cebu facility allows the Company to supply global customers of the Company and to build relationships with new customers in the Asia Pacific markets.

PRODUCTS AND MARKETS

     The Company's products are used by a variety of end users, primarily in the appliance, automotive, computer and data communications and industrial equipment industries. See Note 12 to the Company's Consolidated Financial Statements for business segment information.

     The following is a description of the Company's primary products and markets served:

  WIRE SEGMENT

  Bare Wire Products

     The Company's bare copper conductors are primarily used to (i) transmit digital, video and audio signals that generally control motor functions in appliances, automotives, industrial equipment, heating, ventilating and air conditioning ("HVAC") systems, safety control systems and switching equipment and (ii) conduct electricity. The Company's external sales of bare wire products are primarily to wire insulators, who apply various insulating materials to the conductors through an extrusion process. These wire insulators, in turn, sell the insulated wire to a variety of customers, many of which are in the computer and data communications industries. Within these industries, the Company's bare wire is generally used in wire and cable products that (i) connect circuit boards inside personal computers ("PCs"), (ii) join PCs to peripheral equipment and (iii) link PCs in local area and wide area networks.

     The Company manufactures a broad array of bare copper conductors including the following:

     - Single End Wire. Single end wire is an individual wire drawn to the customer's size requirements ranging from .08 to .002 inches in diameter. Single end wire is used to transmit digital, video and audio signals or low voltage current in a variety of wire products used in motor controls, local area networks, security systems, television or telephone connections inside homes and buildings and water sprinkler systems. Single end wire is capable of transmitting signals or electrical current only between two distinct end points (terminals) such as between an on-off switch and the starter to a motor. Single end wire is generally the least expensive form of wire to produce due to its simple configuration.

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

  INSULATED WIRE PRODUCTS

     The Company's external sales of insulated wire products are primarily to companies that assemble wire harnesses for installation in automobiles or appliances. The Company manufactures a diverse array of insulated wire products including the following:

     - PVC Lead Wire and Cable. PVC lead wire and cable is copper wire that has been insulated with polyvinyl chloride ("PVC"). This product is used primarily in automotive wire harnesses located behind the instrument panel or in the vehicle body that control certain functions including turn signals and air bags.

     - JIS Wire. JIS wire is copper wire insulated with PVC that is produced according to Japanese Industrial Standards. The primary difference between domestic PVC wire and JIS wire is that JIS wire is manufactured to metric dimensions and generally has thinner insulation than products manufactured according to U.S. Society of Automotive Engineers Standards. JIS wire is used primarily in automotive wire harnesses located behind the instrument panel or in the vehicle body.

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

  WIRE HARNESS SEGMENT

     A wire harness is comprised of an assembly of wires with connectors and terminals attached to their ends that transmit electricity between two or more end points. For example, a wire harness used in a washing machine will link the washing machine's control panel with its other electrical components, such as the motor. The Company supplies wire harnesses to most of the leading domestic appliance manufacturers, including GE, Frigidaire, Whirlpool, Amana and Maytag. The Company also participates in several niche businesses oriented around its expertise and marketing presence in the appliance industry, including resistance and appliance heaters. In addition, the Company produces truck trailer cable assemblies that transmit electrical current from the tractor to the trailer.

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

KEY CUSTOMERS

     The Company sells its products primarily to major appliance manufacturers, automotive wire harness manufacturers and copper wire insulators who then sell to a diverse array of end users. A large percentage of the Company's total sales are to GE. Sales to GE accounted for approximately 15%, 14% and 18% of the Company's total sales in 1998, 1997 and 1996, respectively. In connection with the ECM Acquisition, the Company entered into a supply agreement with GE, which expires December 31, 2006, pursuant to which the Company supplies substantially all of GE's domestic wire harness requirements for major kitchen and laundry appliances.

INTERNATIONAL OPERATIONS

     Approximately 25% of the Company's 1998 and 1997 sales originated outside the United States, the majority of which was sold to Tier 1 suppliers in Mexico that, in turn, resold their products back into the United States. In Asia, the Company has a manufacturing facility in Cebu, Philippines, and a joint venture in The People's Republic of China. In Europe, the Company has a manufacturing facility in Turin, Italy. See Note 12 to the Company's Consolidated Financial Statements for information regarding the Company's international operations.

     The Company is subject to risks generally associated with international operations, including price and exchange controls and other restrictive actions. In addition, fluctuations in currency exchange rates may affect the Company's results of operations.

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

     Other major raw materials consumed by the Company include PVC resin, plasticizer, XLPE compound, and a wide variety of electro-mechanical components. The Company enters into long term supply agreements on a wide variety of materials consumed. Supplies on all critical materials are currently adequate to meet the Company's needs.

MANUFACTURING AND DISTRIBUTION

     The Company is committed to the highest quality standards for its products, a standard maintained in part by continuous improvements to its production processes and upgrades and investments to its manufacturing equipment. The Company's equipment can be adapted to satisfy the changing needs of its customers. The Company maintains advanced quality assurance and testing equipment to ensure the products it manufactures will consistently meet customer quality requirements. The following is a description of the Company's manufacturing and distribution facilities and processes for its major product lines.

  BARE WIRE PRODUCTS

     As of December 31, 1998, the Company had twelve facilities dedicated to the production and distribution of bare wire. Six of these facilities are located in New York, two are located in Arkansas, one facility is located in Indiana, one facility is located in Texas, one facility is located in Italy and one distribution facility is located in California. The manufacturing of bare wire consists of one or more of the following four processes: wire drawing; plating; bunching and stranding; and cabling.

     - Wire Drawing Process. Wire drawing involves a multi-step process in which 5/16 inch copper rod is drawn through a series of dies of decreasing diameters.

     - Plating Process. After being drawn, the Company's wire products may be plated through an electro-plating process. The Company has the capability to plate copper wire with tin and other metals. Approximately 25% of the Company's bare wire products are plated with tin. The plating process prevents the bare copper from oxidizing and also allows the wire to be soldered, which is an important quality in many electrical applications.

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

     - Cabling Process. Cabling is the process of twisting bunched wire to form a construction ranging from 49 to 47,000 strands. Cabling is used in various industrial applications such as transportation and mining.

  INSULATED WIRE PRODUCTS

     As of December 31, 1998, the Company had fourteen manufacturing and distribution facilities used to produce and distribute insulated wire. Six of these facilities are located in Indiana, five are located in Texas, two are located in Alabama and one is located in the Philippines. The production of insulated wire starts with bare wire (primarily manufactured internally) and involves the following two processes:

     - Compounding Process. The Company purchases most of its compounds from external sources; however, the Company does have the capability to produce PVC, polyethylene, rubber and silicone insulation to meet specific customer requirements.

     - Extrusion Process. The Company insulates wire products with various polymeric insulating compounds through an extrusion process. Extrusion involves the feeding, melting and pumping of insulating compounds through a die to shape it into its final form on the wire. In order to enhance the insulation properties of certain products, certain polymeric compounds can be cross-linked chemically after the extrusion process. The Company has extensive chemical cross-linking capabilities.

  WIRE HARNESSES PRODUCTS

     As of December 31, 1998, the Company had five manufacturing facilities and one distribution facility dedicated to wire harness products. One of these facilities is located in Ohio, one facility is located in Indiana, three facilities are located in Mexico and one distribution facility is located in Texas. The manufacturing of wire harnesses involves the following four-step process:

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

     - Quality Control. Every assembly board is equipped with 100% continuity testers that are designed into the assembly board. These testers are designed to pinpoint any defective circuits for repair or rework. After assembly, each harness is again tested for continuity and analyzed by a trained inspector.

COMPETITION

     As a result of the diversity of the Company's segments and product lines, the Company believes that no single competitor competes with the Company across the entire spectrum of the Company's product lines. However, in each of the Company's business segments, the Company experiences competition from at least one major competitor. The Company competes primarily on the basis of quality, reliability, price, reputation, customer service and delivery time. The Company believes it maintains a leading market share position in the non-captive U.S. market for each of its business segments. Several OEMs in the end markets the Company serves have in-house or "captive" wire and wire harness production facilities. However, these captive facilities do not compete with the Company for sales to other customers. The Company also sells its products to OEMs with captive production to meet needs in excess of their internal production capacity.

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

PATENTS AND TRADEMARKS

     The Company has seven patents, three patents pending, nine registered trademarks and two trademark applications pending. The Company does not believe that its competitive position is dependent on patent protection or that its operations are dependent on any individual patent or trademark or group of related patents or trademarks.

EMPLOYEES

     As of January 31, 1999, the Company employed approximately 7,900 full time employees, of which approximately 5,200 were located in Mexico. The Company believes that it has a good relationship with its employees.

SEASONALITY

     The Company does not believe that its business segments are subject to significant seasonal fluctuations.

ENVIRONMENTAL MATTERS

     The Company is subject to a number of federal, state, local and foreign environmental laws and regulations relating to the storage, handling, use, emission, discharge, release or disposal of materials into the environment and the investigation and remediation of contamination associated with such materials. These laws include, but are not limited to, the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the Water Pollution Control Act, the Clean Air Act and the Resource Conservation and Recovery Act, the regulations promulgated thereunder, and any state analogs. The Company's operations also are governed by laws and regulations relating to employee health and safety. The Company believes that it is in material compliance with such applicable laws and regulations and that its existing environmental controls are adequate. Further, the Company has no current plans for substantial capital expenditures in this area.

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

     The Company currently does not anticipate that compliance with environmental laws or regulations or the costs to remediate the sites discussed above will have a material adverse effect on the Company. As mentioned above, however, the risk of environmental liability and remediation costs is inherent in the nature of the Company's business and, therefore, there can be no assurances that material environmental costs, including remediation costs, will not arise in the future. In addition, it is possible that future developments

(e.g., new regulations or stricter regulatory requirements) could result in the Company incurring material costs to comply with applicable environmental laws and regulations.

ITEM 2.  PROPERTIES

     The Company uses owned or leased properties as manufacturing and distribution facilities, warehouses and offices throughout the United States, Mexico, Italy and the Philippines. The Company's principal executive offices are located in St. Louis, Missouri. All of the Company's domestic owned properties are pledged to secure the Company's indebtedness under the Company's Amended and Restated Credit Agreement dated as of February 12, 1997, with the Chase Manhattan Bank, Bankers Trust Company and the other lenders party thereto, as amended (the "Senior Bank Facility").

     Listed below are the principal manufacturing and distribution facilities operated by the Company as of December 31, 1998:

LOCATION                               SQUARE FEET   OWNED/LEASED   PRIMARY PRODUCTS/END USE
--------                               -----------   ------------   --------------------------------------
BARE WIRE
Camden, New York.....................    450,000         Owned      Single End, Bunched, Stranded, Cabled
                                                                    and Electroplated Wire
Williamstown, New York...............    210,000         Owned      Single End, Bunched, Stranded and
                                                                    Cabled Wire
Bremen, Indiana......................    175,000         Owned      Bunched Wire
Camden, New York.....................    150,000        Leased(1)   Single End, Bunched, Stranded and
                                                                    Cabled Wire
Pine Bluff, Arkansas.................    130,000         Owned      Single End, Bunched, Stranded and
                                                                    Cabled Wire
Jordan, New York.....................    120,000        Leased(1)   Single End, Bunched, Stranded,
                                                                    Shielding and Cabled Wire
Rome, New York.......................    112,000         Owned      Bunched, Stranded, Cabled and
                                                                    Electroplated Wire
Cazenovia, New York..................     60,000         Owned      Braided Wire
El Paso, Texas.......................     57,000         Owned      Bunched Wire
Pine Bluff, Arkansas.................     40,000         Owned      Shielding, and Braided Wire
Cerritos, California.................     19,000        Leased(5)   Distribution
Turin, Italy.........................     12,000        Leased(7)   Braided Wire
INSULATED WIRE
Cebu, Philippines....................    135,000         Owned      Automotive
Avilla, Indiana......................    119,000         Owned      Appliance
Elkmont, Alabama.....................    118,000         Owned      Automotive
El Paso, Texas.......................    101,000        Leased(4)   Appliance and Automotive
El Paso, Texas.......................     90,000         Owned      Automotive
Corunna, Indiana.....................     72,000         Owned      Appliance
Kendallville, Indiana................     61,000        Leased(4)   Appliance and Automotive
Kendallville, Indiana................     60,000         Owned      Appliance and Automotive
El Paso, Texas.......................     60,000         Owned      Automotive
El Paso, Texas.......................     50,000        Leased(3)   Distribution
Ardmore, Alabama.....................     45,000         Owned      Automotive
Albion, Indiana......................     39,000         Owned      Appliance and Automotive
Corunna, Indiana.....................     32,000         Owned      Appliance
El Paso, Texas.......................     28,000        Leased(4)   Automotive

LOCATION                               SQUARE FEET   OWNED/LEASED   PRIMARY PRODUCTS/END USE
--------                               -----------   ------------   --------------------------------------
WIRE HARNESSES
Juarez, Mexico.......................    120,000        Leased(4)   Appliance
Chihuahua, Mexico....................    100,000         Owned      Appliance
Chihuahua, Mexico....................     91,000        Leased(2)   Appliance
Bucyrus, Ohio........................     47,000        Leased(5)   Truck Trailers, Farm Machinery and
                                                                    Appliance
El Paso, Texas.......................     38,000        Leased(6)   Distribution
Mishawaka, Indiana...................     29,000         Owned      Appliance, HVAC and Lawn and Garden

---------------

(1) The leases on the Company's Camden, New York and Jordan, New York facilities have remaining terms of approximately 13 years. During 1997, the Company purchased the notes that were collateralized by the Camden and Jordan properties from an unrelated creditor. The Company negotiated a payment schedule with the lessor which allows the lessor to retain title to the property until the termination of the lease, at which time the Company will have the option to purchase the properties for a nominal purchase price.
(2)  The lease has a remaining term of approximately nine years.
(3)  The lease has a remaining term of approximately four years.
(4)  The lease has a remaining term of approximately three years.
(5)  The lease has a remaining term of approximately one year.
(6) The lease has a remaining term of three months with an option to renew for three years.
(7)  The lease is month to month.

     The Company believes its plants and equipment include state-of-the-art technology and are well maintained. Additionally, the Company believes its facilities are suitable for their present and intended purposes and adequate for the Company's current level of operations and expected demand for the Company's products.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is a party to various legal proceedings and administrative actions, all of which are of an ordinary or routine nature incidental to the operations of the Company. The Company was served with notice of an action styled Whirlpool Corporation v. Wirekraft Industries, Inc. (Case No. 97-2039-CK-T), initiated in the Second Judicial Circuit of the State of Michigan, Berrien County Trial Court, Civil Division, on August 8, 1997. This action, a product liability claim, relates to certain wire harness products supplied to Whirlpool by one of the Company's predecessors during 1991 and 1992. Such wire harness products were required by Whirlpool to include a specified AMP, Inc. ("AMP") connector. The Company has joined AMP as a third-party defendant. The complaint filed with respect to such lawsuit does not specify an amount of damages. The Company filed a motion for summary disposition (judgment) and in the fall of 1998, the trial court ruled in favor of the Company with respect to most of Whirlpool's claims. Whirlpool is attempting to appeal the trial court's action. The Company believes that its insurance coverage is applicable to any of the remaining claims and the cost of defense of such claims is being borne by the Company's insurance carriers. In the opinion of the Company's management, all such proceedings and actions should not, individually or in the aggregate, have a material adverse effect on the Company's results of operations, financial condition or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders in the fourth quarter of 1998.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     All of the Company's outstanding common stock is held by International Wire Holding Company ("Holding"), and there is no established public trading market for such. The Company has paid no dividends to common stockholders since inception and does not have any present intention to commence payment of any cash dividends. The Company intends to retain earnings to provide funds for operation and expansion of the Company's business and to repay outstanding indebtedness. The Company's ability to pay such dividends is limited by the terms of its Senior Bank Facility and the Indentures relating to its 11 3/4% Senior Subordinated Notes due 2005, its 14% Senior Subordinated Notes due 2005 and its 11 3/4% Series B Senior Subordinated Notes due 2005 (collectively, the "Senior Subordinated Notes").

ITEM 6.  SELECTED FINANCIAL DATA

THE COMPANY

     The selected financial data set forth below presents financial information for the Company for the years ended December 31, 1998, 1997 and 1996, and for the seven months ended December 31, 1995, as derived from the audited consolidated financial statements of the Company. The selected financial data should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," each included elsewhere herein.

                                                                                          SEVEN MONTHS
                                           YEAR ENDED      YEAR ENDED      YEAR ENDED        ENDED
                                          DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                              1998            1997            1996            1995
                                          ------------    ------------    ------------    ------------
                                                                 (IN THOUSANDS)
RESULTS OF OPERATIONS:
  Net sales...........................      $645,921        $695,148       $ 546,981       $ 245,583
  Cost of goods sold..................       464,552         530,310         420,823         195,221
  Selling, general and administrative
     expenses.........................        61,284          56,703          43,885          17,129
  Depreciation and amortization.......        41,932          36,026          31,341          11,020
  Impairment, unusual and plant
     closing charges(1)...............            --           2,000          84,250           1,750
  Inventory valuation adjustment(2)...            --           8,500           8,500              --
                                            --------        --------       ---------       ---------
  Operating income (loss).............        78,153          61,609         (41,818)         20,463
  Interest expense....................       (50,627)        (50,939)        (43,013)        (19,931)
  Amortization of deferred financing
     costs............................        (3,806)         (3,932)         (3,701)         (1,468)
  Other (expense) income..............            95            (103)            312            (158)
                                            --------        --------       ---------       ---------
  Income (loss) before income tax
     provision and extraordinary
     item.............................        23,815           6,635         (88,220)         (1,094)
  Income tax provision................        10,002           2,654           1,262           2,197
                                            --------        --------       ---------       ---------
  Income (loss) before extraordinary
     item.............................        13,813           3,981         (89,482)         (3,291)
  Extraordinary item..................            --          (2,991)(3)          --              --
                                            --------        --------       ---------       ---------
          Net income (loss)...........      $ 13,813        $    990       $ (89,482)      $  (3,291)
                                            ========        ========       =========       =========
OTHER DATA:
  EBITDA, as adjusted(4)..............      $120,085        $108,135       $  82,273       $  33,233
  Capital expenditures................        34,299          27,760          15,849           5,751
  Total assets........................       639,114         628,048         531,020         427,920
  Long-term obligations (including
     current maturities)..............       527,205         523,795         447,667         338,677
CASH FLOW DATA:
  Net cash from (used in) operating
     activities.......................      $ 40,646        $ 33,998       $  31,980       $  13,334
  Net cash from (used in) investing
     activities.......................       (42,120)        (86,756)       (176,108)       (346,797)
  Net cash from (used in) financing
     activities.......................         1,474          52,758         144,128         333,463

---------------

(1) Consists of charges relating to plant closings in the amounts of $2,000, $6,000 and $1,750 in the years ended December 31, 1997 and 1996, and the seven months ended December 31, 1995, respectively, and charges related to the write-off of goodwill principally related to the Original Wirekraft Acquisition in the amount of $78,250 in the year ended December 31, 1996. See Note 9 to the Company's Consolidated Financial Statements included herein.

(2) Represents a pre-tax inventory valuation charge to reduce the last in, first out ("LIFO") valuation of copper in inventory as a result of the decline in the average price of copper during 1997 and 1996. See Note 3 to the Company's Consolidated Financial Statements included herein.

(3) The extraordinary item in the year ended December 31, 1997 represents a $2,991 loss on the early extinguishment of debt (net of income taxes of $1,995).

(4) "EBITDA, as adjusted" is defined as operating income (loss) plus depreciation, amortization of intangible assets, and impairment, unusual and plant closing charges. EBITDA, as adjusted, is presented because (i) it is a widely accepted indicator of a company's ability to incur and service debt and (ii) it is the basis on which the Company's compliance with certain financial covenants contained in the Indentures relating to its Senior Subordinated Notes and the Senior Bank Facility is principally determined. However, EBITDA, as adjusted, does not purport to represent cash provided by operating activities as reflected in the Company's consolidated statements of cash flow, is not a measure of financial performance under generally accepted accounting principles ("GAAP") and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Also, the measure of EBITDA, as adjusted, may not be comparable to similar measures reported by other companies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

WIREKRAFT (A PREDECESSOR COMPANY)

     The selected financial data set forth below presents financial information for Wirekraft for the periods indicated. The data for the six months ended May 31, 1995 and the year ended November 30, 1994 are derived from the audited consolidated financial statements of Wirekraft.

                                                                 SIX MONTHS       YEAR ENDED
                                                                ENDED MAY 31,    NOVEMBER 30,
                                                                    1995             1994
                                                                -------------    ------------
                                                                       (IN THOUSANDS)
RESULTS OF OPERATIONS:
  Net sales.................................................      $168,053         $240,972
  Cost of goods sold........................................       138,851          201,602
  Selling, general and administrative expenses..............        13,301           14,319
  Depreciation and amortization.............................         6,474            6,435
  Compensation expense......................................           895(1)            --
  Expenses related to sale..................................           501(2)            --
  Expenses related to plant closings........................         2,000(3)            --
                                                                  --------         --------
  Operating income..........................................         6,031           18,616
  Interest expense..........................................        (8,020)         (10,565)
  Amortization of deferred financing costs..................        (1,657)          (1,995)
                                                                  --------         --------
  Income (loss) before income taxes and extraordinary
     item...................................................        (3,646)           6,056
  Income tax provision (benefit)............................        (2,114)           3,023
                                                                  --------         --------
  Income (loss) before extraordinary item...................        (1,532)           3,033
  Extraordinary item........................................        (7,835)(4)           --
                                                                  --------         --------
          Net income (loss).................................      $ (9,367)        $  3,033
                                                                  ========         ========
OTHER DATA:
  EBITDA, as adjusted(5)....................................      $ 15,901         $ 25,051
  Capital expenditures......................................         2,914            6,248
  Total assets..............................................       241,277          178,488
  Long-term obligations (including current maturities)......       148,386          111,639
CASH FLOW DATA:
  Net cash from (used in) operating activities..............      $ (3,921)        $  2,318
  Net cash from (used in) investing activities..............       (47,887)         (18,002)
  Net cash from (used in) financing activities..............        51,663           17,497

---------------

(1) Represents payments to senior management of Wirekraft for the redemption of employee stock options in connection with the Wirekraft/Omega Combination.

(2) Represents non-recurring expenses of Wirekraft associated with the Wirekraft/Omega Combination, which included, among other things, brokerage and legal fees.

(3) Represents expenses related to the closing of certain domestic wire harness facilities.

(4) The extraordinary item in the six months ended May 31, 1995 represents a $7,835 loss on early extinguishment of debt (net of income tax of $4,930).

(5) "EBITDA, as adjusted" is defined as operating income (loss) plus depreciation, amortization of intangible assets, and impairment, unusual and plant closing charges. EBITDA, as adjusted, is presented because (i) it is a widely accepted indicator of a company's ability to incur and service debt and (ii) it is the basis on which the Company's compliance with certain financial covenants contained in the Indentures relating to its Senior Subordinated Notes and the Senior Bank Facility is principally determined. However, EBITDA, as adjusted, does not purport to represent cash provided by operating activities as reflected in the Company's consolidated statements of cash flow, is not a measure of financial performance under GAAP and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Also, the measure of EBITDA, as adjusted, may not be comparable to similar measures reported by other companies.

OMEGA (A PREDECESSOR COMPANY)

     The selected financial data set forth below presents the financial information of Omega and its predecessor, THL-Omega Holding Corporation ("THL-Omega"), for the periods indicated. The data for the two months ended May 31, 1995, are derived from the audited consolidated financial statements of Omega. The data for the three months ended March 31, 1995, and the year ended December 31, 1994 are derived from the audited consolidated financial statements of THL-Omega.

                                                       OMEGA                  THL-OMEGA
                                                     ----------      ---------------------------
                                                        TWO            THREE
                                                       MONTHS         MONTHS            YEAR
                                                       ENDED           ENDED           ENDED
                                                      MAY 31,        MARCH 31,      DECEMBER 31,
                                                      1995(1)          1995             1994
                                                     ----------      ---------      ------------
                                                                   (IN THOUSANDS)
RESULTS OF OPERATIONS:
  Net sales......................................    $   23,295      $  38,736        $134,457
  Cost of goods sold.............................        17,512         29,401          98,012
  Selling, general and administrative expenses...         1,639          2,651          10,839
  Depreciation and amortization..................         1,233          1,459           5,761
  Compensation expense...........................            --          9,715(2)           --
  Expenses related to sale.......................            --          1,689(3)           --
                                                     ----------      ---------        --------
  Operating income (loss)........................         2,911         (6,179)         19,845
  Interest expense...............................        (1,797)        (1,478)         (5,932)
  Amortization of deferred financing costs.......          (238)           (50)           (262)
  Other income...................................            --             32             296
                                                     ----------      ---------        --------
  Income (loss) before income taxes and
     extraordinary item..........................           876         (7,675)         13,947
  Income tax provision...........................           171            484           5,787
                                                     ----------      ---------        --------
  Income (loss) before extraordinary item........           705         (8,159)          8,160
  Extraordinary item.............................        (4,044)(4)     (1,148)(5)          --
                                                     ----------      ---------        --------
          Net income (loss)......................    $   (3,339)     $  (9,307)       $  8,160
                                                     ==========      =========        ========
OTHER DATA:
  EBITDA, as adjusted(6).........................    $    4,144      $   6,684        $ 25,606
  Capital expenditures...........................           581          1,597           8,667
  Total assets...................................       176,659         97,657         101,675
  Long-term obligations (including current
     maturities).................................       128,116         54,615          56,093
CASH FLOW DATA:
  Net cash from (used in) operating activities...    $    4,987      $   3,604        $ 11,064
  Net cash from (used in) investing activities...      (159,661)        (1,597)         (8,667)
  Net cash from (used in) financing activities...       154,674         (1,536)         (2,081)

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

(4) The extraordinary item in the two months ended May 31, 1995 represents a $4,044 loss on early extinguishment of debt (net of income taxes of $2,082).

(5) The extraordinary item in the three months ended March 31, 1995 represents a $1,148 loss on early extinguishment of debt (net of income taxes of $765).

(6) "EBITDA, as adjusted" is defined as operating income (loss) plus depreciation, amortization of intangible assets, and impairment, unusual and plant closing charges. EBITDA, as adjusted, is presented because (i) it is a widely accepted indicator of a company's ability to incur and service debt and (ii) it is the basis on which the Company's compliance with certain financial covenants contained in the Indentures relating to its Senior Subordinated Notes and the Senior Bank Facility is principally determined. However, EBITDA, as adjusted, does not purport to represent cash provided by operating activities as reflected in the Company's consolidated statements of cash flow, is not a measure of financial performance under GAAP and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Also, the measure of EBITDA, as adjusted, may not be comparable to similar measures reported by other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company conducts its operations through two segments: (i) wire products, which includes both bare wire and insulated wire products, and (ii) wire harness products. The table below sets forth the major components of the results of operations for the years ended December 31, 1998, 1997 and 1996, and should be used in reviewing the discussion and analysis of results of operations and liquidity and capital resources. See Note 12 to the Company's Consolidated Financial Statements for business segment information.

     Included in the year ended December 31, 1998, are the results of operations of Spargo Wire from April 1, 1998, the date Spargo Wire was acquired by the Company, and the results of operations of Italtrecce from July 1, 1998, the date Italtrecce was acquired by the Company. Included in the year ended December 31, 1997, are the results of operations of Camden from February 12, 1997, the date of the Camden Acquisition. Included in the year ended December 31, 1996, are the results of operations of Dekko from March 5, 1996, the date of the DWT Acquisition.

     A portion of the Company's revenues is derived from processing customer-owned ("tolled") copper. The value of tolled copper is excluded from both sales and costs of sales of the Company, as title to these materials and the related risks of ownership do not pass to the Company.

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

                             RESULTS OF OPERATIONS

                                                                  YEAR ENDED DECEMBER 31
                                                             --------------------------------
                                                               1998        1997        1996
                                                             --------    --------    --------
                                                                      (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
  Wire sales.............................................    $475,528    $529,718    $385,627
  Wire harness sales.....................................     170,393     165,430     161,354
                                                             --------    --------    --------
       Net sales.........................................     645,921     695,148     546,981
  Cost of goods sold.....................................     464,552     530,310     420,823
  Selling, general and administrative expenses...........      61,284      56,703      43,885
  Depreciation and amortization..........................      41,932      36,026      31,341
  Impairment, unusual and plant closing charges..........          --       2,000      84,250
  Inventory valuation adjustment.........................          --       8,500       8,500
                                                             --------    --------    --------
       Operating income (loss)...........................    $ 78,153    $ 61,609    $(41,818)
                                                             ========    ========    ========

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     Net sales for the year ended December 31, 1998 were $645.9 million, representing a $49.2 million, or 7.1%, decrease compared to the year ended December 31, 1997. Increases in unit volume in both segments were more than offset by the impact of a decrease in the average cost and selling price of copper, a higher mix of tolled copper and the discontinuation of a non-core product line in September 1997. The average price of copper based upon the New York Mercantile Exchange, Inc. ("COMEX") decreased to $.75 per pound during the year ended December 31, 1998 from $1.03 per pound during the year ended December 31, 1997.

     Wire segment sales were $475.5 million, representing a $54.2 million, or 10.2%, decrease for the year ended December 31, 1998 as compared to the year ended December 31, 1997. This decrease was the result of the decrease in the average price of copper offset by an increase in unit growth in sales of bare wire and cable to industrial and electronics/data communications customers. Wire segment sales also benefited from the full year of sales related to the Camden Acquisition (acquired in February 1997) and the incremental sales related to the acquisitions of Spargo Wire and Italtrecce in 1998. Within the wire harness segment, net sales for the year ended December 31, 1998 were $170.4 million, representing a $5.0 million, or 3.0%, increase compared to the year ended December 31, 1997. This increase in volume was due primarily to a general increase in domestic appliance production and sales and expanded relationships with certain customers. Volume increases were partially offset by the loss of sales from a non-core product line discontinued in September 1997.

     Cost of goods sold as a percentage of sales improved to 71.9% for the year ended December 31, 1998 from 76.3% for the same period in 1997. This improvement reflected synergies related to the Camden Acquisition, savings realized from previous plant consolidations, lower current period costs achieved through the transition of certain wire harness segment business to lower-cost Mexican facilities, and the impact of lower copper prices. Because the Company's products are typically priced at a spread over the cost of copper, a lower copper price leads to a higher gross margin percentage but generally has no impact on gross margin dollars.

     Selling, general and administrative expenses were $61.3 million for the year ended December 31, 1998, compared to $56.7 million for the year ended December 31, 1997. This $4.6 million increase primarily reflected the addition of Camden for a full first quarter, the effect of the 1998 acquisitions of Spargo Wire and Italtrecce and increased unit volume. Selling, general and administrative expenses as a percent of net sales increased from 8.2% for the year ended December 31, 1997 to 9.5% for the year ended December 31, 1998. This increase was primarily due to the effect of lower copper prices on net sales.

     Depreciation and amortization was $41.9 million for the year ended December 31, 1998 as compared to $36.0 million for the same period in 1997. The increase of $5.9 million was the result of a full year of depreciation and amortization of goodwill related to the Camden Acquisition, increased capital expenditures and additional depreciation and amortization of goodwill related to the 1998 acquisitions of Spargo Wire and Italtrecce.

     The Company recorded a pre-tax charge to operations of $2.0 million in the year ended December 31, 1997 related to the shut down and consolidation of certain wire segment facilities. Additionally, the Company recorded a pre-tax inventory valuation charge of $8.5 million during the year ended December 31, 1997. This charge was the result of an adjustment to the LIFO valuation of copper in inventory reflecting the decrease in the copper cost per pound during fiscal 1997. The Company did not have similar charges during the year ended December 31, 1998.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     Net sales for the year ended December 31, 1997 were $695.1 million, representing a $148.2 million, or 27.1%, increase over the year ended December 31, 1996. This increase occurred substantially within the wire segment, where sales increased $144.1 million, or 37.4%, over the year ended December 31, 1996. This increase was primarily the result of the Camden Acquisition which contributed $119.3 million to the sales of the Company and growth in most bare wire markets served by the Company, including computer and electronics and industrial. These increases were partially offset by reduced demand for automotive lead wire and a decline in copper prices. The average price of copper based upon COMEX declined to $1.03 per pound over the year ended December 31, 1997 from $1.06 per pound during the year ended December 31, 1996. Within the wire harness segment, sales were $165.4 million for the year ended December 31, 1997, representing a 2.5% increase over December 31, 1996. This increase was due to increased customer demand.

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

     A $2.0 million and a $6.0 million pre-tax charge to operations, representing plant shutdown costs, were recorded during the years ended December 31, 1997 and December 31, 1996, respectively. The plant closing costs relate to shutting down and consolidating wire segment facilities. Pre-tax inventory valuation charges of $8.5 million were recorded during each of the years ended December 31, 1997 and December 31, 1996. These charges were the result of an adjustment to the LIFO valuation of copper in inventory reflecting the decrease in the copper cost per pound during fiscal 1997 and 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Inflation has not been a material factor affecting the Company's business. As a result of the copper price pass-through arrangements that the Company has with its customers, fluctuations in the price of copper have not, nor are expected to have, a material impact on the Company's profitability. The Company's general operating expenses, such as salaries, employee benefits and facilities costs are subject to normal inflationary pressures.

  Working Capital and Cash Flows

     For the year ended December 31, 1998, the Company generated $40.6 million in cash from operations, made net borrowings of $2.8 million under debt obligations, spent $34.3 million on capital projects, used $7.8 million on the acquisitions of Spargo Wire and Italtrecce and used $1.4 million on other financing activities.

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

     In June 1997, the Company generated $157.4 million in proceeds from the issuance of 11.75% Series B Senior Subordinated Notes due June 2005, net of financing costs of $5.8 million. The Company applied all net proceeds from this issuance to repay a portion of the Senior Bank Facility.

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

  Financing Arrangements

     The Company has outstanding $150.0 million principal amount of 11.75% Senior Subordinated Notes due 2005 under an Indenture dated June 12, 1995 and $150 million of 11.75% Series B Senior Subordinated Notes due June 2005 under an Indenture dated June 17, 1997, priced at 108.75% for an effective interest rate of 10.15% (collectively called the "Senior Notes"). The Senior Notes bear interest at the rate of 11.75% per annum, requiring semi-annual interest payments of $17.6 million on each June 1 and December 1. The Company also has outstanding $5.0 million of 14% Senior Subordinated Notes due June 1, 2005 (the "14% Notes"). The 14% Notes bear interest at the rate of 14% per annum, requiring a semi-annual interest payment of $0.4 million on each June 1 and December 1. Neither the Senior Notes nor the 14% Notes are subject to any sinking fund requirements.

     The Senior Bank Facility provides senior secured financing of up to $260.5 million, consisting of a $25.0 million Tranche A Loan and a $160.5 million Tranche B Loan (collectively, the "Term Facility") and a $75.0 million revolving credit facility (the "Revolver"). The Company is obligated to make principal payments in respect of the Term Facility of $4.8 million in 1999, $6.0 million in 2000, $7.3 million in 2001, $55.4 million in 2002 and $115.8 million in 2003.
The Revolver is available for working capital purposes including letters of credit. The commitments terminate and all amounts under the Revolver then outstanding mature in 2002. As of December 31, 1998, there was $189.3 million outstanding under the Term Facility and $43.5 million of unused borrowing capacity under the Revolver.

     The Company's obligations under the Senior Bank Facility bear interest at floating rates and require interest payments on varying dates depending on the interest rate option selected by the Company. At December 31, 1998, the weighted average interest rate on outstanding borrowings under the Senior Bank Facility was 7.53%.

     In connection with the Camden Acquisition, the Company assumed debt related to two Industrial Revenue Bonds (the "IRBs") totaling $15.5 million. The IRBs are due in August 2005 and March 2016 in the amounts of $9.0 million and $6.5 million, respectively. The IRBs bear interest at a rate per annum which is tied to the Tax Exempt Money Market Index. Rates change weekly and interest is paid monthly. The IRBs are collateralized by letters of credit totaling $15.5 million. As of December 31, 1998, the weighted average interest rate on the IRBs was 3.42%.

  Liquidity

     The principal raw material used in the Company's products is copper. The market price of copper is subject to significant fluctuations. Working capital needs change whenever the Company experiences a significant change in copper prices. A $0.10 per pound change in the price of copper changes the Company's working capital by approximately $5.0 million. The Company enters into contractual relationships with most of its customers to adjust its prices based upon the prevailing market prices on the COMEX. This approach is patterned after the Company's arrangement with its copper suppliers and is designed to remove the risk associated with fluctuating copper prices.

     As part of the impairment charge in 1996 (as more fully described in Note 9 to the Company's Consolidated Financial Statements for the year ended December 31, 1998 included herein) the Company accrued $4.2 million for anticipated losses related to product liability claims associated with the Original Wirekraft Acquisition. These claims are for a non-wire product utilized in the appliance industry that the Company has not manufactured since 1992. The Company's policy is to record the probable and reasonably estimable loss related to product liability claims. In 1996, the claims significantly increased as a result of the receipt of claims accumulated by insurance companies related to prior periods. Accordingly, the Company revised its estimated liability outstanding on actual claims reported and its estimate of claims incurred but not reported.

     The Company continues to review the status of the claims and adjust the liability accordingly. In developing its estimated liability outstanding on actual claims reported, the Company considered historic settlement rates. In determining its estimate of claims incurred but not reported, the Company considered historical claim levels, amounts relative to total product shipped and historical settlement rates. The reserve for product liability claims was $2.4 million and $3.4 million at December 31, 1998 and 1997, respectively.

     Due to the uncertainties associated with these product claims, the future cost of final settlement of these claims may differ from the liability currently accrued. However, in the Company's opinion, the impact of final settlement of these claims should not, individually or in the aggregate, have a material adverse effect on the Company's results of operations, financial condition or cash flows.

     The Company's primary sources of liquidity are cash flows from operations and borrowings under the Revolver, which are subject to a borrowing base calculation. The major uses of cash in 1999 are expected to be for debt service requirements and capital expenditures. In 1999, debt service requirements are estimated at approximately $57.0 million while capital expenditures are estimated at approximately $27.0 million. Management believes that cash from operating activities, together with available borrowings under the Revolver, if necessary, should be sufficient to permit the Company to meet these financial obligations.

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

     Based on the review team's assessment, the Company determined that it would be required to replace approximately 60 percent of its existing financial and operational software with Year 2000 compliant software so that its computer systems will properly utilize dates beyond December 31, 1999. In 1998, the Company selected and purchased a software package that is Year 2000 compliant to replace the existing systems deemed to be non-compliant and the appropriate computer hardware and network equipment necessary to run the new software package. As of December 31, 1998, the Company had completed testing of the new software and installed the necessary computer hardware and network equipment. The Company has also successfully implemented the new software at several of its operating facilities. The Company expects the installation of the new software at the remainder of the non-compliant locations to be substantially complete by mid-1999.

     The Company will utilize both internal and external resources to replace and test the software for Year 2000 modifications. The total cost of the project is estimated to be approximately $7.5 million. As of December 31, 1998, approximately $5.8 million of the costs have been incurred. The majority of the expenditures relate to the purchase of new software, hardware and consulting costs which will be capitalized and is being funded through operating cash flows.

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

     The Company has also reviewed the Year 2000 status of its machinery and equipment utilized in the manufacturing process. The Company has identified certain non critical equipment that is not Year 2000 compliant and has begun corrective procedures. The Company does not expect the costs associated with updating or replacing non Year 2000 compliant equipment to be material.

     The Company is currently in the process of evaluating the external risks associated with the Year 2000 Issue. All critical or significant suppliers have been identified and have been surveyed regarding their Year 2000 readiness. Additionally, the Company is in constant contact with significant customers regarding the status of both the Company's and its customers' Year 2000 compliance. The Company is working with its significant suppliers and customers to develop contingency plans in the case of system failures. Management believes that the Company's risk with respect to its suppliers not being Year 2000 compliant is somewhat mitigated by the fact that the majority of the Company's raw materials are world traded commodities with numerous domestic and international sources and the Company has multiple and flexible manufacturing facilities.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not ordinarily hold market risk sensitive instruments for trading purposes. The Company does, however, recognize market risk from interest rate, foreign currency exchange and commodity price exposure.

INTEREST RATE RISK

     At December 31, 1998, approximately $205 million of the Company's long-term debt, specifically, borrowings outstanding under the Senior Bank Facility and IRBs, bears interest at variable rates. Accordingly, the Company's net income and after tax cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a two percentage point change in the average interest rate under these borrowings, it is estimated that the Company's 1998 interest expense would have increased by approximately $4.1 million, resulting in a decrease to the Company's net income and after tax cash flow of approximately $2.4 million. In the event of an adverse change in interest rates, management would likely take actions that would mitigate the Company's exposure; however, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such actions. Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment. Additionally, there can be no assurances that increases in interest rates will not exceed the above projected interest rates.

FOREIGN CURRENCY RISK

     The Company has operations in Mexico, the Philippines and Italy. While the majority of the Company's foreign transactions are denominated in the U.S. dollar, some transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. The Company evaluates from time-to-time various currency hedging programs that could reduce the risk.

COMMODITY PRICE RISK

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

ITEM 8.  FINANCIAL STATEMENTS

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
INTERNATIONAL WIRE GROUP, INC
  Report of PricewaterhouseCoopers LLP, Independent Public
     Accountants............................................   24
  Consolidated Balance Sheets as of December 31, 1998 and
     December 31, 1997......................................   25
  Consolidated Statements of Operations for the years ended
     December 31, 1998, December 31, 1997 and December 31,
     1996...................................................   26
  Consolidated Statements of Stockholder's Equity (Deficit)
     for the years ended December 31, 1998, December 31,
     1997 and December 31, 1996.............................   27
  Consolidated Statements of Cash Flows for the years ended
     December 31, 1998, December 31, 1997 and December 31,
     1996...................................................   28
  Notes to Consolidated Financial Statements................   29
  Consolidated Financial Statement Schedule for the years
     ended December 31, 1998, December 31, 1997 and December
     31, 1996:
  Schedule II -- Valuation and Qualifying Accounts..........   49

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
International Wire Group, Inc.:

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of International Wire Group, Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          PricewaterhouseCoopers LLP

St. Louis, Missouri
January 29, 1999

                         INTERNATIONAL WIRE GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                               AS OF DECEMBER 31,

                                     ASSETS

                                                                  1998        1997
                                                                --------    --------
Current assets:
  Accounts receivable, less allowance of $2,633 and
     $2,078.................................................    $ 81,369    $ 87,201
  Inventories...............................................      82,968      74,406
  Prepaid expenses and other................................      16,510       9,881
  Deferred income taxes.....................................      12,107      17,392
                                                                --------    --------
          Total current assets..............................     192,954     188,880
Property, plant and equipment, net..........................     178,647     165,239
Deferred financing costs, net...............................      20,265      23,592
Intangible assets, net......................................     241,230     242,336
Other assets................................................       6,018       8,001
                                                                --------    --------
  Total assets..............................................    $639,114    $628,048
                                                                ========    ========
                   LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
  Current maturities of long-term obligations...............    $  6,222    $  4,493
  Accounts payable..........................................      34,461      48,761
  Accrued and other liabilities.............................      38,334      39,143
  Customers' deposits.......................................      22,588      19,978
  Accrued interest..........................................       3,674       4,834
                                                                --------    --------
          Total current liabilities.........................     105,279     117,209
  Long-term obligations, less current maturities............     520,983     519,302
  Deferred income taxes.....................................      13,184      12,840
  Other long-term liabilities...............................      31,228      24,525
                                                                --------    --------
          Total liabilities.................................     670,674     673,876
Stockholder's equity (deficit):
  Common stock, $.01 par value, 1,000 shares authorized,
     issued and outstanding.................................           0           0
  Contributed capital.......................................     114,172     113,717
  Carryover of predecessor basis............................     (67,762)    (67,762)
  Accumulated deficit.......................................     (77,970)    (91,783)
                                                                --------    --------
          Total stockholder's equity (deficit)..............     (31,560)    (45,828)
                                                                --------    --------
          Total liabilities and stockholder's equity
            (deficit).......................................    $639,114    $628,048
                                                                ========    ========

        See accompanying notes to the consolidated financial statements

                         INTERNATIONAL WIRE GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                        FOR THE YEARS ENDED DECEMBER 31,

                                                               1998        1997        1996
                                                             --------    --------    --------
Net sales................................................    $645,921    $695,148    $546,981
Operating expenses:
  Cost of goods sold.....................................     464,552     530,310     420,823
  Selling, general and administrative expenses...........      61,284      56,703      43,885
  Depreciation and amortization..........................      41,932      36,026      31,341
  Impairment, unusual and plant closing charges..........          --       2,000      84,250
  Inventory valuation adjustment.........................          --       8,500       8,500
                                                             --------    --------    --------
Operating income (loss)..................................      78,153      61,609     (41,818)
Other income (expense):
  Interest expense.......................................     (50,627)    (50,939)    (43,013)
  Amortization of deferred financing costs...............      (3,806)     (3,932)     (3,701)
  Other, net.............................................          95        (103)        312
                                                             --------    --------    --------
Income (loss) before income tax provision and
  extraordinary item.....................................      23,815       6,635     (88,220)
  Income tax provision...................................      10,002       2,654       1,262
                                                             --------    --------    --------
Income (loss) before extraordinary item..................      13,813       3,981     (89,482)
Extraordinary item -- loss related to early
  extinguishment of debt, net of taxes of $1,995. .......          --      (2,991)         --
                                                             --------    --------    --------
          Net income (loss)..............................    $ 13,813    $    990    $(89,482)
                                                             ========    ========    ========

        See accompanying notes to the consolidated financial statements

                         INTERNATIONAL WIRE GROUP, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

                                                                  CARRYOVER OF
                               COMMON   PREFERRED   CONTRIBUTED   PREDECESSOR    ACCUMULATED
                               STOCK      STOCK       CAPITAL        BASIS         DEFICIT      TOTAL
                               ------   ---------   -----------   ------------   -----------   --------
Balance December 31, 1995...    $  0      $   0      $ 81,051       $(67,762)     $ (3,291)    $  9,998
Capital contributed.........      --         --        35,493             --            --       35,493
Issuance of preferred
  stock.....................      --          4         9,996             --            --       10,000
Issuance costs..............      --         --        (1,200)            --            --       (1,200)
Net loss....................      --         --            --             --       (89,482)     (89,482)
                                ----      -----      --------       --------      --------     --------
Balance December 31, 1996...       0          4       125,340        (67,762)      (92,773)     (35,191)
                                ----      -----      --------       --------      --------     --------
Capital contributed.........      --         --           451             --            --          451
Repurchase of stock of
  Holding...................      --         --          (700)            --            --         (700)
Conversion of preferred
  stock to debt.............      --         (4)       (9,996)            --            --      (10,000)
Preferred stock dividend....      --         --        (1,378)            --            --       (1,378)
Net income..................      --         --            --             --           990          990
                                ----      -----      --------       --------      --------     --------
Balance December 31, 1997...       0         --       113,717        (67,762)      (91,783)     (45,828)
Capital contributed.........      --         --           455             --            --          455
Net income..................      --         --            --             --        13,813       13,813
                                ----      -----      --------       --------      --------     --------
Balance December 31, 1998...    $  0      $   0      $114,172       $(67,762)     $(77,970)    $(31,560)
                                ====      =====      ========       ========      ========     ========

        See accompanying notes to the consolidated financial statements

                         INTERNATIONAL WIRE GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                        FOR THE YEARS ENDED DECEMBER 31,

                                                               1998        1997        1996
                                                             --------    --------    --------
Cash flows provided by (used in) operating activities:
  Net income (loss)......................................    $ 13,813    $    990    $(89,482)
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization.......................      41,932      36,026      31,341
     Impairment and unusual charges......................          --          --      78,250
     Amortization of deferred financing costs............       3,806       3,932       3,701
     Extraordinary loss on early extinguishment of
       debt..............................................                   4,986          --
     Inventory valuation adjustment......................          --       8,500       8,500
     Deferred income taxes...............................       5,629         901       3,184
     Change in assets and liabilities, net of
       acquisitions:
       Accounts receivable...............................       9,998        (456)     (1,878)
       Inventories.......................................      (7,995)     (1,835)     (3,645)
       Prepaid expenses and other........................     (11,474)     (6,273)     (4,829)
       Accounts payable..................................     (17,686)     (9,171)      1,216
       Accrued and other liabilities.....................      (2,341)      2,278       2,299
       Accrued interest..................................      (1,160)        186       2,132
       Income taxes payable/refundable...................      (1,113)     (2,976)      1,914
       Other long-term liabilities.......................       7,237      (3,090)       (723)
                                                             --------    --------    --------
          Net cash from operating activities.............      40,646      33,998      31,980
                                                             --------    --------    --------
Cash flows used in investing activities:
  Acquisitions, net of cash..............................      (7,821)    (58,996)   (160,259)
  Capital expenditures...................................     (34,299)    (27,760)    (15,849)
                                                             --------    --------    --------
          Net cash used in investing activities..........     (42,120)    (86,756)   (176,108)
                                                             --------    --------    --------
Cash flows provided by (used in) financing activities:
  Equity proceeds........................................          --          --      45,039
  Proceeds from issuance of long-term obligations........          --     228,125     128,200
  Repayment of long-term obligations.....................      (5,339)   (143,836)    (21,301)
  Borrowing (repayment) on revolver......................       8,175     (18,165)        (10)
  Repurchase of stock of Holding.........................          --        (700)         --
  Cash dividends paid on preferred stock.................          --      (1,378)         --
  Financing fees and other...............................      (1,362)    (11,288)     (7,800)
                                                             --------    --------    --------
          Net cash from financing activities.............       1,474      52,758     144,128
                                                             --------    --------    --------
          Net change in cash and cash equivalents........          --          --          --
Cash and cash equivalents at beginning of the period.....          --          --          --
                                                             --------    --------    --------
Cash and cash equivalents at end of the period...........    $     --    $     --    $     --
                                                             ========    ========    ========

        See accompanying notes to the consolidated financial statements

                         INTERNATIONAL WIRE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                       (IN THOUSANDS, EXCEPT SHARE DATA)

1.  COMPANY BACKGROUND AND ACQUISITIONS

     International Wire Group, Inc. ("Group" or the "Company"), a Delaware corporation, through its two segments, the Wire Segment and the Wire Harness Segment, is engaged in the design, manufacture and marketing of bare and insulated copper wire and wire harnesses. The Company's products are used by a wide variety of customers primarily in the appliance, automotive, computer and data communications and industrial equipment industries.

     The Company was formed to participate in the transactions contemplated by the Acquisitions (as described below). On June 12, 1995, Wirekraft Holdings Corp. ("Wirekraft"), Omega Wire Corp. ("Omega"), International Wire Holding Company ("Holding"), the sole common stockholder of Group, Wirekraft Acquisition Company and certain shareholders of Wirekraft and Omega entered into a series of acquisitions and mergers (the "Acquisitions") pursuant to which Group acquired all of the common equity securities (and all securities convertible into such securities) of Wirekraft and all of the common equity securities of Omega. In accordance with EITF 88-16, "Basis in Leveraged Buy Out Transactions," the Acquisitions have been accounted for at "predecessor basis."

     On March 5, 1996, the Company acquired the businesses of Hoosier Wire, Inc., Dekko Automotive Wire, Inc., Albion Wire, Inc. and Silicones, Inc. (collectively "Dekko"), a group of affiliated companies operating together under the trade name Dekko Wire Technology Group (the "DWT Acquisition"). Dekko was engaged in the design, manufacture and marketing of insulated and bare copper wire.

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
                                                                --------
                                                                $173,239
                                                                ========

     On February 12, 1997, the Company acquired all of the issued and outstanding common stock of Camden Wire Co., Inc. ("Camden"), a wholly-owned subsidiary of Oneida LTD, for total consideration of approximately $65,000 (the "Camden Acquisition"). Camden was engaged in the design, manufacture and marketing of non-insulated bare and tin-plated copper wire.

     The total consideration of $65,000 paid in connection with the Camden Acquisition, including fees and expenses, consisted of (i) cash and (ii) the assumption of debt related to Industrial Revenue Bonds, a non-cash item. The cash portion of the consideration paid and the transaction fees and expenses incurred in connection with the Camden Acquisition were funded with $65,000 of senior debt under the Amended and Restated Credit Agreement (see Note 6).

                         INTERNATIONAL WIRE GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Camden Acquisition was accounted for using the purchase method of accounting whereby the total acquisition cost has been allocated to the consolidated assets and liabilities based upon their estimated respective fair values. The total acquisition cost is allocated to the acquired net assets as follows:

Current assets..............................................   $42,844
Property, plant & equipment.................................    44,053
Goodwill....................................................     4,922
Other, non-current..........................................     4,313
Fees and costs..............................................     3,250
Current liabilities.........................................   (28,959)
Other liabilities...........................................    (5,423)
                                                               -------
                                                               $65,000
                                                               =======

     In 1998, the Company made two strategic acquisitions, the acquisition of the assets of Spargo Wire Company, Inc. (the "Spargo Acquisition") and the acquisition of Italtrecce S.r.l. (the "Italtrecce Acquisition"). The acquisitions were accounted for using the purchase method of accounting. The total consideration paid in connection with these acquisitions, including fees and expenses, was $7,821.

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

  Intangible Assets

     Intangible assets consist principally of goodwill arising from the excess of cost over the value of net assets acquired which is amortized using the straight-line method over forty years. In fiscal 1996, the Company completed a review of the carrying value of goodwill, which resulted in an impairment (see
Note 9). Accumulated amortization aggregated $33,704 and $25,911 at December 31, 1998 and 1997, respectively.

     The Company periodically evaluates goodwill to assess recoverability. The Company considers various factors in determining if goodwill may be impaired. These factors include reductions in estimated future cash

                         INTERNATIONAL WIRE GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

flows, significant events impacting the Company's business and changes in the business environment. The Company further assesses the recoverability of goodwill by comparing the value of goodwill as indicated by a discounted cash flow analysis to the carrying value of goodwill. The discounted cash flow analysis consists of discounted free cash flows for a projection period plus a terminal value, which is calculated by dividing estimated annual unlevered net income by the weighted average cost of capital less an assumed growth rate. Upon consideration of these factors, if the Company determines that an impairment has occurred, the Company determines the impairment charge by comparing the carrying value of goodwill to the adjusted fair value of the Company, as calculated through a discounted cash flow analysis. In fiscal 1996, the Company completed a review of the carrying value of goodwill, which resulted in an impairment charge (see Note 9).

  Deferred Financing Costs

     Deferred financing costs, consisting of fees and other expenses associated with debt financing are amortized over the term of the related debt using the straight-line method, which approximates the effective interest method. Accumulated amortization aggregated $12,907 and $9,101 at December 31, 1998 and 1997, respectively.

  Foreign Currency

     The Company has operations in Mexico, the Philippines and Italy. The U.S. dollar is the functional currency for the majority of the Company's foreign transactions. All gains and losses from translation and transactions are determined using a combination of current and historical rates and are included in net income.

  Interest Rate Hedging Arrangement

     As of December 31, 1998, the Company had one interest rate protection agreement for the purpose of hedging against rising interest rates. The fees the Company paid for these arrangements are included in deferred financing fees and amortized on a straight-line basis over the life of the arrangements. This agreement provides the Company with a ceiling on the three month London Interbank Offered Rate ("LIBOR") of 8.0% on $32,500 of indebtedness through March 1999. The Company estimates that fair value approximates carrying value of the interest rate hedging arrangement.

  Fair Value of Financial Instruments

     The Company's financial instruments, excluding the Senior Notes (as hereinafter defined) are carried at fair value or amounts that approximate fair value. The Company has estimated the fair market value of the Senior Notes using current market data. The fair market value of the Senior Notes was approximately $318,750 and $330,000 at December 31, 1998 and 1997, respectively.

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

  Statement of Cash Flows

     For purposes of the consolidated statement of cash flows, the Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. Interest paid for the years ended December 31, 1998, 1997 and 1996, was $51,787, $50,753 and $40,881,
respectively. Taxes paid

                         INTERNATIONAL WIRE GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

for the years ended December 31, 1998 and 1997, and refunded, net of payments for the year ended December 31, 1996, were $5,644, $2,817 and $4,073, respectively.

     During the year ended December 31, 1997, the Company entered into certain non-cash investing and financing activities. In 1997, the Company exchanged $10,000 of Series A Senior Cumulative Exchangeable Redeemable Preferred Stock for debt.

     In fiscal 1998, 1997 and 1996, the Company recorded capital lease obligations of $1,044, $0 and $2,348, respectively, for property, plant and equipment.

  Significant Customer

     A significant portion of the Company's sales were to a major customer within the Wire Harness Segment. Sales to this customer represented 15%, 14% and 18% of net sales for the years ended December 31, 1998, 1997 and 1996, respectively.

  Reclassification

     Certain items in the prior year financial statements have been reclassified to conform with the current period presentation.

  Recently Issued Accounting Standards

     In April 1998, the FASB adopted Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities," which requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company expects to adopt SOP 98-5 in fiscal 1999. The Company had approximately $4.0 million in net capitalized start-up costs remaining at December 31, 1998, which the Company expects to expense in accordance with SOP 98-5 in the first quarter of 1999.

     In June 1998, the FASB adopted SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No.133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No.133 is effective for fiscal years beginning after June 15, 1999. The Company believes that the future adoption of this statement will not have a significant impact on the results of operations or financial position of the Company.

3.  INVENTORIES

     The composition of inventories is as follows:

                                                                 DECEMBER 31
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
Raw materials...............................................  $41,777    $33,983
Work-in process.............................................   13,047     15,992
Finished goods..............................................   28,144     24,431
                                                              -------    -------
          Total inventories.................................  $82,968    $74,406
                                                              =======    =======

                         INTERNATIONAL WIRE GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The current cost of inventories at December 31, 1998 and 1997 approximated the carrying cost.

     In connection with the decline in the average price of copper, the Company recorded a pre-tax inventory valuation charge of $8,500 for the year ended December 31, 1997 to reduce the LIFO valuation of copper in inventory.

4.  PROPERTY, PLANT AND EQUIPMENT

     The composition of property, plant and equipment is as follows:

                                                                   DECEMBER 31
                                                              ---------------------
                                                                1998         1997
                                                              ---------    --------
Land......................................................    $   3,836    $  4,281
Buildings and improvements................................       53,262      47,698
Machinery and equipment...................................      232,614     199,171
Construction in progress..................................        7,004       5,977
                                                              ---------    --------
                                                                296,716     257,127
Less: accumulated depreciation............................     (118,069)    (91,888)
                                                              ---------    --------
                                                              $ 178,647    $165,239
                                                              =========    ========

5.  FINANCING COSTS AND RELATED PARTY TRANSACTIONS

     In connection with the DWT Acquisition, the Company incurred aggregate fees and costs of $7,800. Costs of $6,600 related to the Amended and Restated Credit Agreement (as hereinafter defined) are included in deferred financing costs and are being amortized over the terms of the related borrowings. Costs of $1,200 related to the issuance of Holding's common stock and the Preferred Stock (as defined in Note 7) have been deducted from the proceeds to reduce the carrying value of the common stock and the Preferred Stock. In connection with the Camden Acquisition, the Company incurred aggregate fees and costs of $3,250 which are included in deferred costs and are being amortized over the term of the related borrowings. All costs related to the Amended and Restated Credit Agreement are included in deferred financing costs and are being amortized over the terms of the related borrowings on a straight-line basis.

     In June 1997, the Company refinanced debt under the Amended and Restated Credit Agreement. Accordingly, the Company recorded an extraordinary loss of $2,601, net of income tax related to the write-off of deferred financing fees. In addition, the Company repurchased $5,000 of debt and recorded an extraordinary loss of $390, net of income tax, related to a prepayment premium.

     In connection with the Acquisitions and the related financing, the Company entered into a Monitoring and Oversight Agreement ("Agreement") with Hicks, Muse & Co. Partners, L.P. ("Hicks Muse Partners"), an affiliate of the Company, pursuant to which the Company paid Hicks Muse Partners cash fees of $2,500 and $900 as compensation for financial advisory services received in connection with the DWT Acquisition and the Camden Acquisition, respectively. The fees paid in connection with the DWT Acquisition were allocated as deferred financing costs or as a deduction from the cash proceeds received from the sale of the common stock of Holding and all fees paid associated with the Camden Acquisition were included in deferred financing costs. The Agreement further provides that the Company shall pay Hicks Muse Partners an annual fee of $500, for ten years for monitoring and oversight services adjusted annually at the end of each fiscal year to an amount equal to 0.1% of the consolidated net sales of the Company, but in no event less than $500 annually. The obligation under the Agreement and the related deferred financing costs have been recorded in the consolidated balance sheets.

                         INTERNATIONAL WIRE GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

6.  LONG-TERM OBLIGATIONS

     The composition of long-term obligations at December 31, 1998 and 1997 is as follows:

                                                                 1998        1997
                                                               --------    --------
Amended and Restated Credit Agreement:
  Revolving credit facility................................    $  9,000    $    825
  Term facility............................................     180,250     183,750
Senior Subordinated Notes..................................     150,000     150,000
Series B Senior Subordinated Notes.........................     150,000     150,000
Series B Senior Subordinated Notes Premium.................      11,295      12,485
Industrial revenue bonds...................................      15,500      15,500
Other......................................................      11,160      11,235
                                                               --------    --------
                                                                527,205     523,795
Less, current maturities...................................       6,222       4,493
                                                               --------    --------
                                                               $520,983    $519,302
                                                               ========    ========

     The schedule of principal payments (excluding amortization of premium) for long-term obligations at December 31, 1998 is as follows:

1999........................................................   $  6,222
2000........................................................      7,570
2001........................................................      8,631
2002........................................................     55,480
2003........................................................    115,989
Thereafter..................................................    322,018
                                                               --------
  Total.....................................................   $515,910
                                                               ========

     During 1997, the Company issued $150,000 of 11.75% Series B Senior Subordinated Notes due June 2005 (the "Series B Notes"), priced at 108.75% for an effective interest rate of 10.15%. The proceeds of this issuance were used to pay down the term facility of the Amended and Restated Credit Agreement.

  Amended and Restated Credit Agreement

     In connection with the issuance of the Series B Notes, the Company amended the Amended and Restated Credit Agreement dated June 17, 1997. As amended, the Amended and Restated Credit Agreement provides senior secured financing of up to $260,500, consisting of a $25,000 Term A Loan and a $160,500 Term B Loan (collectively, the "Term Facility") and a $75,000 revolving loan and letter of credit facility (the "Revolver"). Mandatory principal payments of the Term Facility are due in quarterly installments. The final installment of the Term A loan is due September 30, 2002, at which time the Revolver is also due. The final installment of the Term B Loan is due September 30, 2003.

     Borrowings under the Term A Loan and Revolver bear interest, at the option of Group, at a rate per annum equal to (a) the Alternate Base Rate (as defined in the Amended and Restated Credit Agreement) plus 0.25% or (b) the Eurodollar Rate (as defined in the Amended and Restated Credit Agreement) plus 1.25%. Borrowings under the Term B Loan bear interest, at the option of Group, at a rate per annum equal to (a) the Alternate Base Rate plus 1.0% or (b) the Eurodollar Rate plus 2.0%. The Alternate Base Rate and Eurodollar Rate margins are established quarterly based on a formula as defined in the Amended and Restated Credit Agreement. Interest payment dates vary depending on the interest rate option to which the

                         INTERNATIONAL WIRE GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Term Facility and the Revolver are tied, but generally interest is payable quarterly. The Amended and Restated Credit Agreement contains several financial covenants which, among other things, require Group to maintain certain financial ratios and restrict Group's ability to incur indebtedness, make capital expenditures and pay dividends. The weighted average interest rate on outstanding borrowings was 7.53% and 7.82% at December 31, 1998 and 1997, respectively.

  Senior Subordinated Notes and Series B Senior Subordinated Notes

     The Senior Subordinated Notes issued in connection with the Acquisitions and the Series B Notes issued in connection with the refinancing of the Term Facility (collectively called the "Senior Notes") were issued under similar indentures (the "Indentures") dated June 12, 1995 and June 17, 1997, respectively. The Senior Notes represent unsecured general obligations of Group and are subordinated to all Senior Debt (as defined in the Indentures) of Group.

     The Senior Notes are fully and unconditionally (as well as jointly and severally) guaranteed on an unsecured, senior subordinated basis by each subsidiary of the Company (the "Guarantor Subsidiaries") other than Electro Componentes de Mexico, S.A. de C.V., Wirekraft Industries de Mexico, S.A. de C.V., IWG-Philippines, Inc., IWG International, Inc. and Italtrecce-Societa Italiana Trecce & Affini S.r.l. (the "Non-Guarantor Subsidiaries"). Each of the Guarantor Subsidiaries and Non-Guarantor Subsidiaries is wholly owned by the Company.

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

  Industrial Revenue Bonds

     In connection with the Camden Acquisition, the Company assumed debt related to two Industrial Revenue Bonds (the "IRB's") totaling $15,500. The IRB's are due in August, 2005 and March, 2016 in the amounts of $9,000 and $6,500, respectively. The IRB's bear interest at a rate per annum which is tied to the Tax Exempt Money Market Index which resulted in an effective rate of 3.42% and 3.83% at December 31, 1998 and 1997, respectively. Rates change weekly and interest is paid monthly. The IRB's are collateralized by letters of credit totaling $15,500.

7.  PREFERRED STOCK

     In connection with the DWT Acquisition, the Company issued 400,000 shares of Series A Senior Cumulative Exchangeable Redeemable Preferred Stock, par value $.01 (the "Preferred Stock"). In accordance with the Certificate of Designation of the Preferred Stock, cumulative dividends were payable quarterly at the rate of 14% per annum. The Preferred Stock had a liquidation preference of $25.00 per share and a par value of $.01 per share. In 1997, the Company exchanged all shares of Preferred Stock for debt and paid all dividends in arrears related to the Preferred Stock.

                         INTERNATIONAL WIRE GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

8.  INCOME TAXES

     The Company accounts for income taxes in accordance with the provisions of SFAS No. 109. The provision for income taxes is as follows:

                                                           YEAR ENDED DECEMBER 31
                                                         ---------------------------
                                                          1998       1997      1996
                                                         -------    ------    ------
Current:
  Federal............................................    $ 2,535    $  169    $   --
  State..............................................        736       776       935
  Foreign............................................      1,102       808       264
                                                         -------    ------    ------
                                                           4,373     1,753     1,199
Deferred:
  Federal............................................      4,586     1,020       (64)
  State..............................................      1,043      (119)      127
                                                         -------    ------    ------
                                                           5,629       901        63
                                                         -------    ------    ------
                                                          10,002     2,654     1,262
Tax benefit on extraordinary item....................         --    (1,995)       --
                                                         -------    ------    ------
          Total provision............................    $10,002    $  659    $1,262
                                                         =======    ======    ======

     The components of income (loss) before income taxes and extraordinary item and the effects of significant adjustments to tax computed at the federal statutory rate were as follows:

                                                          YEAR ENDED DECEMBER 31
                                                       -----------------------------
                                                        1998       1997       1996
                                                       -------    ------    --------
Domestic...........................................    $28,482    $1,639    $(90,060)
Foreign............................................     (4,667)    4,996       1,840
                                                       -------    ------    --------
Income (loss) before income taxes and extraordinary
  item.............................................    $23,815    $6,635    $(88,220)
                                                       =======    ======    ========

     Reconciliation between the statutory income tax rate and effective tax rate is summarized below:

                                                          YEAR ENDED DECEMBER 31
                                                       -----------------------------
                                                        1998       1997       1996
                                                       -------    ------    --------
U.S. Federal statutory rate at 35%.................    $ 8,335    $2,324    $(30,877)
State taxes, net of federal effect.................      1,156       427         690
Foreign taxes......................................        736      (875)       (430)
Nondeductible expenses.............................        510     1,144      31,814
Other..............................................       (735)     (366)         65
                                                       -------    ------    --------
                                                       $10,002    $2,654    $  1,262
                                                       =======    ======    ========

                         INTERNATIONAL WIRE GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The tax effects of significant temporary differences representing deferred tax assets and liabilities are as follows:

                                                           YEAR ENDED DECEMBER 31
                                                        ----------------------------
                                                         1998       1997      1996
                                                        -------    ------    -------
Deferred tax assets:
  Accounts receivable reserves......................    $ 1,106    $  720    $   477
  Accrued liabilities not yet deductible............      1,393     2,672      3,497
  Inventories.......................................      8,808     8,608      1,205
  Net operating loss carryforward...................        799     5,077         --
  AMT credit carryforward...........................      2,259        --         --
  Postretirement benefits...........................      2,912     3,158         --
  Other.............................................        341       315        227
                                                        -------    ------    -------
                                                         17,618    20,550      5,406
Deferred tax liabilities:
  Depreciation and amortization.....................     18,695    15,998     14,684
  Other.............................................         --        --        700
                                                        -------    ------    -------
                                                         18,695    15,998     15,384
                                                        -------    ------    -------
          Net deferred tax asset (liability)........    $(1,077)   $4,552    $(9,978)
                                                        =======    ======    =======

     The Company's net operating loss expires in periods ranging from the year 2010 through the year 2011. The Company has no present intention of remitting undistributed earnings of its foreign subsidiaries (aggregating $6,000 at December 31, 1998) and, accordingly, no deferred tax liability has been established relative to these earnings.

     In 1998, the Internal Revenue Service (the "IRS") completed its review of one of the Company's wholly owned subsidiaries' U. S. income tax returns for the taxable periods 1993 through 1995. The resolution of the examination had no material impact on the Company. The IRS is currently performing an examination of Kirtland Indiana Limited Partnership's, a predecessor of the Company, U. S. income tax return for the taxable period ended December 21, 1992 and may propose various adjustments to increase taxable income. Management believes that the resolution of these matters will not have a material adverse effect on the future financial position, operations or cash flows of the Company.

9.  IMPAIRMENT, UNUSUAL AND PLANT CLOSING CHARGES

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

     During the development of the new business strategies in 1996, the Company formulated a plan to realign the plant capacity through plant closings and consolidations of Wire Segment facilities. To that end, the Company charged an additional $6,000 to the reserve through December 31, 1996. As future costs of the 1996 plan became reasonably estimable, the Company charged an additional $2,000 to the reserve in 1997 relating

                         INTERNATIONAL WIRE GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

to the closure of plants in the Wire Segment. The plant closing reserve includes provisions for shut-down costs from the period of the plant closure to the date of disposal, commitment costs for leased property and key personnel and severance related costs. During 1998, 1997 and 1996, plant closing actions resulted in the reduction of approximately 90, 300 and 50 employees, respectively. There have been ten Wire Harness Segment facilities and six Wire Segment facilities closed to date.

     The following table summarizes the activity in the plant closing reserve for the years ended December 31, 1998, 1997 and 1996:

                                                           YEAR ENDED DECEMBER 31
                                                         ---------------------------
                                                          1998      1997      1996
                                                         ------    ------    -------
Balance, beginning of period.........................    $1,445    $2,462    $   700
Charges to operations:
  Facility shut-down costs...........................        --     1,875      3,872
  Lease commitments..................................        --        --        773
  Key personnel and severance costs..................        --       125      1,355
                                                         ------    ------    -------
                                                             --     2,000      6,000
Costs incurred:
  Facility shut-down costs...........................       (69)   (1,979)    (3,017)
  Lease commitments..................................      (236)     (230)      (134)
  Key personnel and severance costs..................       (61)     (808)    (1,087)
                                                         ------    ------    -------
                                                           (366)   (3,017)    (4,238)
                                                         ------    ------    -------
Balance, end of period...............................    $1,079    $1,445    $ 2,462
                                                         ======    ======    =======

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

     In connection with the impairment charge recorded in December 1996, the Company provided $4,201 for anticipated losses of related to product liability claims associated with the period preceding the original acquisition of Wirekraft in 1992. These claims are for a non-wire product in the appliance industry that the Company has not manufactured since 1992. The Company's policy is to record the probable and reasonably estimable loss related to product liability claims. In developing its estimated liability outstanding on actual claims reported, the Company considered historical settlement rates. The Company has estimated its liability outstanding on actual claims reported at December 31, 1998 and 1997 to be $1,574 and $1,971, respectively.

                         INTERNATIONAL WIRE GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     In determining its estimate of claims incurred but not reported, the Company considered historical claim levels and amounts relative to total product shipped. Additionally, the Company considered historical settlement rates to develop its estimate for incurred but not reported claims at December 31, 1998 and 1997 of $818 and $1,471, respectively. Due to the uncertainties associated with these product claims, the future cost of final settlement of these claims may differ from the liability currently accrued. However, in the Company's opinion, the impact of final settlement of these claims on future operations, financial position and cash flows will not be material.

10.  RETIREMENT BENEFITS AND STOCK OPTION PLANS

     The Company sponsors a number of defined contribution retirement plans which provide retirement benefits for eligible employees. Company contribution expense related to these retirement plans for the years ended December 31, 1998, 1997 and 1996 amounted to approximately $3,837, $3,442 and $1,208, respectively.

     Holding's Qualified and Non-Qualified Stock Option Plan (the "Option Plan") provides for the granting of up to 4,795,322 shares of common stock to officers and key employees of Holding and the Company. Under the Option Plan, options granted approximate market value of the common stock at the date of grant. Such options vest ratably over a five year period commencing on the first anniversary date after the date of grant, and vested options are exercisable at the discretion of the committee appointed to administer the Option Plan. Generally, an option may be exercised only if the holder is an officer or employee of Holding or the Company at the time of exercise. Options granted under the Option Plan are not transferable, except by will and the laws of descent and distribution.

     Holding and the Company also granted Performance Options (the "Performance Options") to certain key executives in 1996 and 1995. The Performance Options are exercisable only on the occurrence of certain events. The exercise price for the Performance Options is initially equal to $1.00 per share and, effective each anniversary of the grant date, the per share exercise price for the Performance Options is equal to the per share exercise price for the prior year multiplied by 1.09. The Performance Options terminate on the tenth anniversary date of the date of grant.

     In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for the Option Plan. Accordingly, no compensation cost has been recognized for the Option Plan and the Performance Options. There may be compensation expense in future periods to the extent that the fair value of the stock exceeds the exercise price of the Performance Options. Had compensation cost for the Option Plan and the Performance Options been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, the Company's net income (loss) would approximate the following:

                                                          YEAR ENDED DECEMBER 31
                                                        ---------------------------
                                                         1998      1997      1996
                                                        -------    ----    --------
As reported.........................................    $13,813    $990    $(89,482)
Pro forma...........................................    $13,503    $800    $(89,759)

     The minimum value of each option grant is estimated on the date of grant with the following assumptions in 1998, 1997 and 1996, respectively: (i) risk-free interest rates of 6.0% in 1998, 6.4% to 6.6% in 1997, and 5.9% to 6.5% in 1996 and (ii) expected life of 10 years.

     The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. Additional awards in future years are anticipated.

                         INTERNATIONAL WIRE GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Changes in the status of the Option Plan are summarized below:

                                             WEIGHTED AVERAGE
                                              EXERCISE PRICE      OPTIONS       OPTIONS
                                                PER SHARE         GRANTED       VESTED
                                             ----------------    ----------    ---------
December 31, 1995........................         $1.00           3,400,000           --
  Granted................................         $1.02           1,865,249           --
  Vested.................................         $1.00                  --      195,249
  Forfeitures............................         $1.00          (1,250,000)          --
                                                  -----          ----------    ---------
December 31, 1996........................         $1.01           4,015,249      195,249
  Granted................................         $1.40           1,350,000           --
  Vested.................................         $1.03                  --      915,000
  Forfeitures............................         $1.00            (888,805)     (28,805)
                                                  -----          ----------    ---------
December 31, 1997........................         $1.12           4,476,444    1,081,444
  Granted................................         $1.81             225,000           --
  Vested.................................         $1.12                  --      885,000
  Forfeitures............................         $1.41            (304,992)     (44,992)
                                                  -----          ----------    ---------
December 31, 1998........................         $1.14           4,396,452    1,921,452
                                                  =====          ==========    =========

     Changes in the status of the Performance Options are summarized below:

                                             WEIGHTED AVERAGE
                                              EXERCISE PRICE      OPTIONS       OPTIONS
                                                PER SHARE         GRANTED       VESTED
                                             ----------------    ----------    ---------
December 31, 1995........................         $1.00           2,966,178           --
  Granted................................         $1.00           1,236,566           --
                                                  -----          ----------    ---------
December 31, 1996........................         $1.06           4,202,744           --
  Granted................................         $  --                  --           --
                                                  -----          ----------    ---------
December 31, 1997........................         $1.16           4,202,744           --
  Granted................................         $  --                  --           --
  Forfeitures............................         $1.26            (350,228)          --
                                                  -----          ----------    ---------
December 31, 1998........................         $1.26           3,852,516           --
                                                  =====          ==========    =========

     The weighted average grant-date fair value of options granted during 1998, 1997 and 1996 was $1.04, $0.75 and $0.48 per share, respectively. Of the 4,396,452 options outstanding under the Option Plan at December 31, 1998, 3,075,000 have an exercise price at $1.00 per share, 1,055,000 at $1.40 per share, 41,452 at $1.63 per share and 225,000 at $1.81 per share and have weighted average remaining contractual lives of between 7 and 10 years. The weighted average exercise price of options vested at December 31, 1998 is $1.06 per share.

     Of the Performance Options outstanding at December 31, 1998, 2,718,997 and 1,133,519 have exercise prices of $1.30 and $1.19 respectively, and have weighted average remaining contractual lives of between 7 and 8 years.

     In addition to the options granted to officers and key employees through the Option Plan, the Company also granted options to purchase 300,000 shares of Holding Common Stock at $1.00 per share to directors of the Company. These options were issued and vested in 1995.

                         INTERNATIONAL WIRE GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

11.  COMMITMENTS AND CONTINGENCIES

     The Company leases certain property, transportation vehicles and other equipment. Total rental expense under operating leases was $6,511, $5,862 and $2,237 for the years ended December 31, 1998, 1997 and 1996, respectively. Future minimum lease payments under capital and operating leases for the years ended December 31 are:

                                                                CAPITAL    OPERATING
                                                                -------    ---------
1999........................................................    $ 1,860     $ 3,343
2000........................................................      1,884       2,906
2001........................................................      1,450       2,625
2002........................................................        405       1,792
2003........................................................        395         911
Thereafter..................................................      2,475       2,738
                                                                -------     -------
  Total minimum lease payments..............................      8,469     $14,315
                                                                            =======
  Less amount representing interest.........................     (2,908)
                                                                -------
  Present value of net minimum lease payments...............    $ 5,561
                                                                =======

     The Company is subject to legal proceedings and claims that arise in the normal course of business. In the opinion of management, the ultimate liabilities with respect to these actions will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

12.  BUSINESS SEGMENT INFORMATION

     In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires that a public business enterprise report financial and descriptive information about its reportable business segments.

     The Company conducts its operations through two business segments, a Wire Segment and a Wire Harness Segment. The Wire Segment is comprised of two operating divisions. The accounting policies of the segments are the same as those described in Note 2 to the consolidated financial statements, "Significant Accounting Policies." Segment data includes intersegment revenues, as well as charges allocating corporate administrative costs to each of its operating segments. The Company evaluates the performance of its segments and allocates resources to them based on operating income.

                         INTERNATIONAL WIRE GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The table below presents information about reported segments for the years ended December 31, 1998, 1997 and 1996:

                                                                          WIRE
                                                              WIRE      HARNESS     CONSOLIDATED
                                                            --------    --------    ------------
December 31, 1998
  Sales.................................................    $502,013    $170,393      $672,406
  Intersegment sales....................................     (26,485)         --       (26,485)
                                                            --------    --------      --------
  Sales to customers....................................     475,528     170,393       645,921
  Depreciation and amortization.........................      34,343       7,589        41,932
  Operating income......................................      56,741      21,412        78,153
  Total assets..........................................    $539,527    $ 99,587      $639,114
December 31, 1997
  Sales.................................................    $553,925    $165,430      $719,355
  Intersegment sales....................................     (24,207)         --       (24,207)
                                                            --------    --------      --------
  Sales to customers....................................     529,718     165,430       695,148
  Depreciation and amortization.........................      28,589       7,437        36,026
  Impairment, unusual and plant closing charges.........       2,000          --         2,000
  Inventory valuation adjustment........................       8,500          --         8,500
  Operating income......................................      41,261      20,348        61,609
  Total assets..........................................    $536,782    $ 91,266      $628,048
December 31, 1996
  Sales.................................................    $406,026    $161,354      $567,380
  Intersegment sales....................................     (20,399)         --       (20,399)
                                                            --------    --------      --------
  Sales to customers....................................     385,627     161,354       546,981
  Depreciation and amortization.........................      24,880       6,461        31,341
  Impairment, unusual and plant closing charges.........      84,250          --        84,250
  Inventory valuation adjustment........................       8,500          --         8,500
  Operating loss........................................     (29,443)    (12,375)      (41,818)
  Total assets..........................................    $437,524    $ 93,496      $531,020

     A reconciliation of total operating income for reportable segments to consolidated income (loss) before income tax provision and extraordinary item for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                                                    YEAR ENDED DECEMBER 31
                                                          ------------------------------------------
                                                              1998           1997           1996
                                                          ------------   ------------   ------------
Total operating income (loss) for reportable
  segments.............................................     $ 78,153       $ 61,609       $(41,818)
Other income (expense):
  Interest expense.....................................      (50,627)       (50,939)       (43,013)
  Amortization of deferred financing costs.............       (3,806)        (3,932)        (3,701)
  Other, net...........................................           95           (103)           312
                                                            --------       --------       --------
Consolidated income (loss) before income tax provision
  and extraordinary item...............................     $ 23,815       $  6,635       $(88,220)
                                                            ========       ========       ========

                         INTERNATIONAL WIRE GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following is sales and long-lived asset information by geographic area as of and for the years ended December 31:

                                                   SALES                   LONG-LIVED ASSETS
                                      --------------------------------    --------------------
                                        1998        1997        1996        1998        1997
                                      --------    --------    --------    --------    --------
United States.....................    $635,253    $695,148    $546,981    $416,190    $422,334
Foreign...........................      40,915      35,885      34,757      29,970      16,834
Eliminations......................     (30,247)    (35,885)    (34,757)         --          --
                                      --------    --------    --------    --------    --------
                                      $645,921    $695,148    $546,981    $446,160    $439,168
                                      ========    ========    ========    ========    ========

     Foreign sales are based on the country in which the legal subsidiary is domiciled. Sales from no single foreign country were material to the consolidated sales of the Company.

13.  GUARANTOR SUBSIDIARIES

     The Senior Notes are fully and unconditionally (as well as jointly and severally) guaranteed on an unsecured, senior subordinated basis by each subsidiary of the Company other than the Non-Guarantor Subsidiaries. Each of the Guarantor Subsidiaries and Non-Guarantor Subsidiaries is wholly owned by the Company.

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

                          CONSOLIDATING BALANCE SHEET
                            AS OF DECEMBER 31, 1998

                                     ASSETS

                                                                    TOTAL
                                                        TOTAL       NON-
                                           COMPANY    GUARANTOR   GUARANTOR   ELIMINATIONS   CONSOLIDATED
                                           --------   ---------   ---------   ------------   ------------
Cash.....................................  $     --   $      --   $     --     $      --       $     --
Accounts receivable......................        --      79,444      2,969        (1,044)        81,369
Inventories..............................        --      80,803      2,165            --         82,968
Other current assets.....................        --      23,414      5,203            --         28,617
                                           --------   ---------   --------     ---------       --------
          Total current assets...........        --     183,661     10,337        (1,044)       192,954
Property, plant and equipment, net.......        --     153,587     25,060            --        178,647
Intangible assets, net...................    20,265     236,725      4,505            --        261,495
Investment in subsidiaries...............   666,004          --         --      (666,004)            --
Other assets.............................        --       5,613        405            --          6,018
                                           --------   ---------   --------     ---------       --------
          Total assets...................  $686,269   $ 579,586   $ 40,307     $(667,048)      $639,114
                                           ========   =========   ========     =========       ========
                             LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities......................  $  8,424   $  90,215   $  7,684     $  (1,044)      $105,279
Long term obligations, less current
  maturities.............................   500,795      19,840        348            --        520,983
Other long-term liabilities..............        --      44,412         --            --         44,412
Intercompany (receivable) payable........   140,848    (167,245)    26,397            --             --
                                           --------   ---------   --------     ---------       --------
          Total liabilities..............   650,067     (12,778)    34,429        (1,044)       670,674
Stockholder's equity (deficit):
  Common stock...........................         0           0          0            --              0
  Contributed capital....................   114,172     572,012      6,118      (578,130)       114,172
  Carryover of predecessor basis.........        --     (67,762)        --            --        (67,762)
  Retained earnings (accumulated
     deficit)............................   (77,970)     88,114       (240)      (87,874)       (77,970)
                                           --------   ---------   --------     ---------       --------
          Total stockholder's equity
            (deficit)....................    36,202     592,364      5,878      (666,004)       (31,560)
                                           --------   ---------   --------     ---------       --------
          Total liabilities and
            stockholder's equity
            (deficit)....................  $686,269   $ 579,586   $ 40,307     $(667,048)      $639,114
                                           ========   =========   ========     =========       ========

                     CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                                                TOTAL
                                                    TOTAL       NON-
                                       COMPANY    GUARANTOR   GUARANTOR   ELIMINATIONS   CONSOLIDATED
                                       --------   ---------   ---------   ------------   ------------
Net sales...........................   $     --   $635,253    $  40,915     $(30,247)      $645,921
Operating expenses:
  Cost of goods sold................         --    468,918       25,881      (30,247)       464,552
  Selling, general and
     administrative expenses........         --     47,782       13,502           --         61,284
  Depreciation and amortization.....         --     35,754        6,178           --         41,932
                                       --------   --------    ---------     --------       --------
Operating income (loss).............         --     82,799       (4,646)          --         78,153
Other income (expense):
  Interest expense..................    (49,762)      (844)         (21)          --        (50,627)
  Amortization of deferred financing
     costs..........................     (3,806)        --           --           --         (3,806)
  Equity in net income of
     subsidiaries...................     67,381         --           --      (67,381)            --
  Other, net........................         --         95                        --             95
                                       --------   --------    ---------     --------       --------
Income (loss) before income tax
  provision.........................     13,813     82,050       (4,667)     (67,381)        23,815
Income tax provision................         --      8,900        1,102           --         10,002
                                       --------   --------    ---------     --------       --------
Net income..........................   $ 13,813   $ 73,150    $  (5,769)    $(67,381)      $ 13,813
                                       ========   ========    =========     ========       ========

                     CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                                                 TOTAL
                                                     TOTAL       NON-
                                         COMPANY   GUARANTOR   GUARANTOR   ELIMINATIONS   CONSOLIDATED
                                         -------   ---------   ---------   ------------   ------------
Net cash from operating activities....   $(4,031)   $32,561    $  6,036      $ 6,080        $40,646
                                         -------    -------    --------      -------        -------
Cash flows used in investing
  activities:
  Acquisitions, net of cash...........        --     (7,821)         --           --         (7,821)
  Capital expenditures................        --    (22,283)    (12,016)          --        (34,299)
                                         -------    -------    --------      -------        -------
Net cash used in investing
  activities..........................        --    (30,104)    (12,016)          --        (42,120)
                                         -------    -------    --------      -------        -------
Cash flows provided by (used in)
  financing activities:
  Equity proceeds.....................        --        100       5,980       (6,080)            --
  Borrowing (repayment) of long-term
     obligations......................     4,031       (969)       (226)          --          2,836
  Financing fees and other............        --     (1,362)         --           --         (1,362)
                                         -------    -------    --------      -------        -------
Net cash from (used in) financing
  activities..........................     4,031     (2,231)      5,754       (6,080)         1,474
                                         -------    -------    --------      -------        -------
Net change in cash....................   $    --    $   226    $   (226)     $    --        $    --
                                         =======    =======    ========      =======        =======

                          CONSOLIDATING BALANCE SHEET
                            AS OF DECEMBER 31, 1997
                                     ASSETS

                                                                 TOTAL
                                                     TOTAL       NON-
                                        COMPANY    GUARANTOR   GUARANTOR   ELIMINATIONS   CONSOLIDATED
                                        --------   ---------   ---------   ------------   ------------
Cash..................................  $     --   $   (226)    $   226     $      --       $     --
Accounts receivable...................        --     86,521         680            --         87,201
Inventories...........................        --     74,406          --            --         74,406
Other current assets..................        --     27,273          --            --         27,273
                                        --------   --------     -------     ---------       --------
          Total current assets........        --    187,974         906            --        188,880
Property, plant and equipment, net....        --    150,443      14,796            --        165,239
Intangible assets, net................    23,592    242,336          --            --        265,928
Investment in subsidiaries............   592,643         --          --      (592,643)            --
Other assets..........................        --      5,963       2,038            --          8,001
                                        --------   --------     -------     ---------       --------
          Total assets................  $616,235   $586,716     $17,740     $(592,643)      $628,048
                                        ========   ========     =======     =========       ========
                            LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities...................  $  8,334   $106,623     $ 2,252     $      --       $117,209
Long term obligations, less current
  maturities..........................   498,014     21,288          --            --        519,302
Other long-term liabilities...........        --     37,365          --            --         37,365
Intercompany (receivable) payable.....    87,953    (97,774)      9,821            --             --
                                        --------   --------     -------     ---------       --------
          Total liabilities...........   594,301     67,502      12,073            --        673,876
Stockholder's equity (deficit):
  Common stock........................         0          0           0            --              0
  Contributed capital.................   113,717    572,012         138      (572,150)       113,717
  Carryover of predecessor basis......        --    (67,762)         --            --        (67,762)
  Retained earnings (accumulated
     deficit).........................   (91,783)    14,964       5,529       (20,493)       (91,783)
                                        --------   --------     -------     ---------       --------
          Total stockholder's equity
            (deficit).................    21,934    519,214       5,667      (592,643)       (45,828)
                                        --------   --------     -------     ---------       --------
          Total liabilities and
            stockholder's equity
            (deficit).................  $616,235   $586,716     $17,740     $(592,643)      $628,048
                                        ========   ========     =======     =========       ========

                     CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                                                 TOTAL
                                                     TOTAL       NON-
                                        COMPANY    GUARANTOR   GUARANTOR   ELIMINATIONS   CONSOLIDATED
                                       ---------   ---------   ---------   ------------   ------------
Net sales............................  $      --   $695,148     $35,885      $(35,885)      $695,148
Operating expenses:
  Cost of goods sold.................         --    551,311      14,884       (35,885)       530,310
  Selling, general and administrative
     expenses........................         --     44,190      12,513            --         56,703
  Depreciation and amortization......         --     33,347       2,679            --         36,026
  Impairment, unusual and plant
     closing charges.................         --      2,000          --            --          2,000
  Inventory valuation adjustment.....         --      8,500          --            --          8,500
                                       ---------   --------     -------      --------       --------
Operating income (loss)..............         --     55,800       5,809            --         61,609
Other income (expense):
  Interest expense...................    (49,753)    (1,186)         --            --        (50,939)
  Amortization of deferred financing
     costs...........................     (3,932)        --          --            --         (3,932)
  Equity in net income of
     subsidiaries....................     57,666         --          --       (57,666)            --
  Other, net.........................         --        (98)         (5)           --           (103)
                                       ---------   --------     -------      --------       --------
Income before income tax provision
  and extraordinary item.............      3,981     54,516       5,804       (57,666)         6,635
Income tax provision.................         --      1,846         808            --          2,654
                                       ---------   --------     -------      --------       --------
Income before extraordinary item.....      3,981     52,670       4,996       (57,666)         3,981
Extraordinary item...................     (2,991)        --          --            --         (2,991)
                                       ---------   --------     -------      --------       --------
          Net income.................  $     990   $ 52,670     $ 4,996      $(57,666)      $    990
                                       =========   ========     =======      ========       ========

                     CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                                                 TOTAL
                                                     TOTAL       NON-
                                        COMPANY    GUARANTOR   GUARANTOR   ELIMINATIONS   CONSOLIDATED
                                       ---------   ---------   ---------   ------------   ------------
Net cash from operating activities...  $ (53,585)  $ 78,917     $ 8,666      $     --       $ 33,998
                                       ---------   --------     -------      --------       --------
Cash flows used in investing
  activities:
  Acquisitions, net of cash..........         --    (58,996)         --            --        (58,996)
  Capital expenditures...............         --    (19,062)     (8,698)           --        (27,760)
                                       ---------   --------     -------      --------       --------
Net cash used in investing
  activities.........................         --    (78,058)     (8,698)           --        (86,756)
                                       ---------   --------     -------      --------       --------
Cash flows provided by (used in)
  financing activities:
  Equity proceeds....................        331       (451)        120            --             --
  Proceeds from issuance of long-term
     obligations.....................    228,125         --          --            --        228,125
  Repayment of long-term
     obligations.....................   (161,505)      (496)         --            --       (162,001)
  Repurchase of stock of Holding.....       (700)        --          --            --           (700)
  Cash dividends paid on preferred
     stock...........................     (1,378)        --          --            --         (1,378)
  Financing fees and other...........    (11,288)        --          --            --        (11,288)
                                       ---------   --------     -------      --------       --------
Net cash from financing activities...     53,585       (947)        120            --         52,758
                                       ---------   --------     -------      --------       --------
Net change in cash...................  $      --   $    (88)    $    88      $     --       $     --
                                       =========   ========     =======      ========       ========

                     CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1996

                                                                     TOTAL
                                                         TOTAL       NON-
                                            COMPANY    GUARANTOR   GUARANTOR   ELIMINATIONS   CONSOLIDATED
                                           ---------   ---------   ---------   ------------   ------------
Net sales................................  $      --   $546,981     $34,757      $(34,757)      $546,981
Operating expenses:
  Cost of goods sold.....................         --    435,164      20,416       (34,757)       420,823
  Selling, general and administrative
     expenses............................         --     33,384      10,501            --         43,885
  Depreciation and amortization..........         --     29,688       1,653            --         31,341
  Impairment, unusual and plant closing
     charges.............................         --     84,250          --            --         84,250
  Inventory valuation adjustment.........         --      8,500          --            --          8,500
                                           ---------   --------     -------      --------       --------
Operating income (loss)..................         --    (44,005)      2,187            --        (41,818)
Other income (expense):
  Interest expense.......................    (41,187)    (1,410)       (416)           --        (43,013)
  Amortization of deferred financing
     costs...............................     (3,701)        --          --            --         (3,701)
  Equity in net loss of subsidiaries.....    (46,794)        --          --        46,794             --
  Other, net.............................         --        243          69            --            312
                                           ---------   --------     -------      --------       --------
Income (loss) before income tax
  provision..............................    (91,682)   (45,172)      1,840        46,794        (88,220)
Income tax provision.....................     (2,200)     3,197         265            --          1,262
                                           ---------   --------     -------      --------       --------
          Net income (loss)..............  $ (89,482)  $(48,369)    $ 1,575      $ 46,794       $(89,482)
                                           =========   ========     =======      ========       ========

                     CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1996

                                                                     TOTAL
                                                         TOTAL       NON-
                                            COMPANY    GUARANTOR   GUARANTOR   ELIMINATIONS   CONSOLIDATED
                                           ---------   ---------   ---------   ------------   ------------
Net cash from operating activities.......  $  16,189   $ 12,881     $ 2,910      $     --       $ 31,980
                                           ---------   --------     -------      --------       --------
Cash flows used in investing activities:
  Acquisitions, net of cash..............   (160,259)        --          --            --       (160,259)
  Capital expenditures...................         --    (13,048)     (2,801)           --        (15,849)
                                           ---------   --------     -------      --------       --------
Net cash used in investing activities....   (160,259)   (13,048)     (2,801)           --       (176,108)
                                           ---------   --------     -------      --------       --------
Cash flows provided by (used in)
  financing activities:
  Equity proceeds........................     44,289        750          --            --         45,039
  Proceeds from issuance of long-term
     obligations.........................    128,200         --          --            --        128,200
  Repayment of long-term obligations.....    (20,619)      (692)         --            --        (21,311)
  Financing fees and other...............     (7,800)        --          --            --         (7,800)
                                           ---------   --------     -------      --------       --------
Net cash from financing activities.......    144,070         58          --            --        144,128
                                           ---------   --------     -------      --------       --------
Net change in cash.......................  $      --   $   (109)    $   109      $     --       $     --
                                           =========   ========     =======      ========       ========

                         INTERNATIONAL WIRE GROUP, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

      ALLOWANCE FOR DOUBTFUL                                               COLLECTION OF
    ACCOUNTS -- DEDUCTED FROM       BALANCE AT                              PREVIOUSLY                    BALANCE AT
   ACCOUNTS RECEIVABLES IN THE      BEGINNING                               WRITTEN OFF                     END OF
          BALANCE SHEET             OF PERIOD    PROVISION    WRITE-OFFS     ACCOUNTS      ACQUISITIONS     PERIOD
----------------------------------  ----------   ----------   ----------   -------------   ------------   ----------
Year ended December 31, 1996......    $  860        $337        $ (71)          $12            $225         $1,363
Year ended December 31, 1997......    $1,363        $888        $(388)          $12            $203         $2,078
Year ended December 31, 1998......    $2,078        $787        $(250)          $18            $ --         $2,633

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

NAME                                     AGE                        POSITION(S)
----                                     ---                        -----------
James N. Mills.........................  61    Chairman of the Board and Chief Executive Officer of
                                               Holding and the Company
Charles W. Tate........................  54    Director of Holding and the Company
Jack D. Furst..........................  40    Director of Holding and the Company
John A. Gavin..........................  67    Director of Holding and the Company
Thomas P. Danis........................  51    Director of Holding and the Company
Richard W. Vieser......................  71    Director of Holding and the Company
Joseph M. Fiamingo.....................  49    Director, President and Chief Operating Officer of
                                               Holding and the Company
Rodney D. Kent.........................  51    Director of Holding and the Company, President and
                                               Chief Executive Officer of Omega
David M. Sindelar......................  41    Senior Vice President and Chief Financial Officer of
                                               Holding,
                                               Senior Vice President of the Company
Glenn J. Holler........................  51    Vice President -- Finance of the Company

     James N. Mills is Chairman of the Board and Chief Executive Officer of the Company and of Holding and has held such position since April 1995. Mr. Mills serves as Chairman of the Board and Chief Executive Officer of Mills & Partners, a St. Louis-based investment and management services firm. Mr. Mills is also Chairman of the Board and Chief Executive Officer of Viasystems Group, Inc. Mr. Mills was Chairman of the Board and Chief Executive Officer of Berg Electronics Corp. and Chairman of the Board of Berg Electronics Group, Inc. from April 1993 through October 1998, Crain Holding Corp. and Crain Industries, Inc. from August 1995 through December 1997, Jackson Holding Company and Jackson Products, Inc. from February 1993 through August 1995. Mr. Mills was Executive Vice President of McGraw-Edison Company, a company engaged in the electronic, industrial, commercial and automotive industries, from 1978 to 1985, and served as Industrial Group President and President of the Bussmann Division of the McGraw-Edison Company from 1980 to 1984.

     Charles W. Tate is a director of the Company and has held such position since April 1995. Mr. Tate is President of Hicks Muse. Before joining Hicks Muse as a Managing Director and Principal in 1991, Mr. Tate had over 19 years of experience in investment and merchant banking with Morgan Stanley & Co. Incorporated, including ten years in the mergers and acquisitions department and the last two and one-half years as a Managing Director in Morgan Stanley & Co. Incorporated's merchant banking group. Mr. Tate serves as a director of International Home Foods, Inc., Seguros Comercial America, S.A. de C.V. and Vidrio Formas, S.A.

     Jack D. Furst is a Director of the Company and has held such position since April 1995. Mr. Furst is a Partner of Hicks Muse and has held such position since 1989. Mr. Furst has approximately 17 years of private equity investment experience. At Hicks Muse, Mr. Furst is involved in all aspects of its business and has been actively involved in capital raising and originating, structuring and monitoring of investments. Mr. Furst is primarily responsible for managing Hicks Muse's relationship with Mills & Partners. Prior to joining Hicks Muse, Mr. Furst was a Vice President and subsequently a Partner of Hicks & Haas Incorporated from 1987 to

May 1989. From 1984 to 1986, Mr. Furst was a Merger and Acquisition/Corporate Finance Specialist for The First Boston Corporation in New York. Before joining First Boston, Mr. Furst was a Financial Consultant at Price Waterhouse. Mr. Furst serves on the board of directors of Cooperative Computing, Inc., Viasystems Group, Inc., Hedstrom Corporation and OmniAmerica, Inc.

     John A. Gavin is a director of the Company and has held such position since June 1995. Mr. Gavin is the founder and Chairman of the Board of Gamma Holdings, an international capital and consulting firm established in 1968, and is a Partner and Managing Director of Hicks, Muse, Tate & Furst (Latin America), Incorporated and has held such position since 1996. From 1987 to 1990, Mr. Gavin was President of Univisa Satellite Communications, a part of a Spanish-speaking broadcast network. Prior thereto, Mr. Gavin served as a Vice President of Atlantic Richfield Company from 1986. From 1981 to 1986, Mr. Gavin served as the United States Ambassador to Mexico. Mr. Gavin also serves as a director of Atlantic Richfield Company, Apex Mortgage Capital, Krause's and the Hotchkis and Wiley Funds.

     Thomas P. Danis is a director of the Company and has held such position since June 1995. Mr. Danis has been Chairman of the Board of Aon Risk Services of Missouri, Inc., a company engaged in the insurance brokerage business, since 1993. In 1979, Mr. Danis co-founded an insurance brokerage firm, a joint venture with Corroon & Black, which was ultimately purchased by Corroon & Black in 1984. Mr. Danis also serves as a director of Commerce Bank, N.A.

     Richard W. Vieser is a director of the Company and has held such position since September 1995. Mr. Vieser is the retired Chairman of the Board, Chief Executive Officer and President of Lear Siegler, Inc. (a diversified manufacturing company), the former Chairman of the Board and Chief Executive Officer of FL Industries, Inc. and FL Aerospace (formerly Midland-Ross Corporation), also diversified manufacturing companies, and the former President and Chief Operating Officer of McGraw-Edison Co. He is currently a director of Ceridian Corporation (formerly Control Data Corporation), Dresser Industries, Inc., INDRESCO Inc., Sybron International Corporation and Varian Associates, Inc. He is a former director of Berg Electronics Corp. and Berg Electronics Group, Inc.

     Joseph M. Fiamingo is a director of the Company and has held such position since October 1996. Mr. Fiamingo also serves as President and Chief Operating Officer of the Company and has held such positions since September 1996. Previously, Mr. Fiamingo held the position of Vice President of Operations and Technology of the Company from June 1996 and President and Chief Operating Officer of Wirekraft from October 1995. Prior thereto, Mr. Fiamingo was employed by General Cable Corporation from 1972 to 1995 where he held various senior management level positions including President and Vice President and General Manager of several divisions of General Cable and most recently, Executive Vice President of Operations.

     Rodney D. Kent is a director of the Company and has held such position since April 1995. Mr. Kent also serves as President and Chief Executive Officer of Omega and has held such positions since 1983. Mr. Kent served as Assistant to the President of Omega from 1974 to 1983. Prior to joining Omega, Mr. Kent was employed with Flexo Wire from 1973 to 1974 and Camden Wire Company from 1970 to 1973. Mr. Kent also serves as a director of Oneida Savings Bank.

     David M. Sindelar is Senior Vice President and Chief Financial Officer of the Company and of Holding and has held such positions since April 1995. Mr. Sindelar is also President and Chief Operating Officer of Mills & Partners, Inc. and Senior Vice President and Chief Financial Officer of Viasystems, Inc. and Viasystems Group, Inc. Mr. Sindelar previously served as Senior Vice President and Chief Financial Officer of Berg Electronics Corp. and Berg Electronics Group, Inc. from April 1993 through October 1998. Mr. Sindelar was Senior Vice President and Chief Financial Officer of Crain Industries, Inc. and Crain Holdings Corp. from August 1995 through December 1997. Mr. Sindelar also was Senior Vice President and Chief Financial Officer of Jackson Holding Company and Jackson Products, Inc. from February 1993 through August 1995.

     Glenn J. Holler is Vice President -- Finance of the Company and has held such position since August 1996. Prior to joining the Company, Mr. Holler was employed by Vigoro Industries, Inc. as Vice President, Finance from 1994 to 1996. From 1983 to 1994, Mr. Holler held several positions at Moog Automotive, Inc. including Vice President -- Finance and Senior Vice President -- Finance.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth the cash and noncash compensation earned by the Chief Executive Officer and the four other most highly compensated executive officers of Holding and the Company (the "Named Executive Officers"). Such compensation was paid by or on behalf of the Company during the years ended December 31, 1998, 1997 and 1996. The bonuses included in annual compensation were paid subsequent to year end. As of the date hereof, the Company has not granted any stock appreciation rights.

                           SUMMARY COMPENSATION TABLE

                                                                         LONG-TERM
                                                                        COMPENSATION
                                                                           AWARDS
                                                ANNUAL COMPENSATION      SECURITIES
                                               ----------------------    UNDERLYING         ALL OTHER
                                        YEAR   SALARY ($)   BONUS ($)   OPTIONS (#)    COMPENSATION($) (1)
                                        ----   ----------   ---------   ------------   -------------------
James N. Mills........................  1998    502,944      500,000           --                 --
  Chairman of the Board and             1997    395,000      548,000                              --
  Chief Executive Officer of Holding    1996    485,281      548,000      412,188(2)              --

Joseph M. Fiamingo....................  1998    350,350      227,500           --                 --
  President and Chief Operating         1997    316,502      195,000           --                 --
  Officer of Holding and the Company    1996    202,166      123,337      600,000(3)

Rodney D. Kent........................  1998    325,000      177,631           --            119,671(4)
  President and Chief Executive         1997    316,960      207,564           --            153,196(4)
  Officer of Omega                      1996    323,911      193,714           --            142,289(4)

David M. Sindelar.....................  1998    223,486      177,600           --                 --
  Senior Vice President and             1997    169,000      150,000           --                 --
  Chief Financial Officer of Holding    1996    201,422      121,000      309,143(2)
  Senior Vice President of the Company

Glenn J. Holler.......................  1998    231,030      110,225           --                 --
  Vice President -- Finance of          1997    217,579      103,144           --                 --
  the Company                           1996     86,072       50,000      250,000(3)              --

---------------
(1) Holding and the Company provide to certain executive officers, a car allowance, reimbursement for club memberships, insurance policies and certain other benefits. The aggregate incremental cost of these benefits to Holding and the Company for each officer do not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for each officer.

(2) Reflects Performance Options (as hereinafter defined) granted by Holding. For a description of the material terms of such options, see " -- Benefit Plans -- Performance Options."

(3) Reflects options to purchase common stock of Holding, par value $0.01 per share ("Holding Common Stock"), granted under the Option Plan (as hereinafter defined). The options vest in five equal annual installments commencing on the first anniversary date of the grant, subject to acceleration under certain circumstances, including a Change of Control (as defined in the Option Plan).

(4) Represents (i) $0, $45,792 and $45,792 in premiums paid on life insurance policies for the benefit of Mr. Kent in 1998, 1997 and 1996, respectively and (ii) $51,562, $47,888 and $44,700 in annual deferred compensation and $68,109, $59,516 and $51,797 in annual interest accruals thereon earned by Mr. Kent in 1998, 1997 and 1996, respectively, pursuant to his employment agreement.

OPTION GRANTS IN LAST FISCAL YEAR

     There were no options issued to the Named Executive Officers during fiscal 1998.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

     No options were exercised by the Named Executive Officers during fiscal 1998. The following table summarizes the value of unexercised options as of December 31, 1998. The per share fair market value of the Holding Common Stock used to make the calculations in the following table is $1.81, which is the fair market value attributed to the Holding Common Stock by the Board of Directors on May 5, 1998.

                                                                  NUMBER OF                     VALUE OF
                                                            SECURITIES UNDERLYING              UNEXERCISED
                                                             UNEXERCISED OPTIONS          IN-THE-MONEY OPTIONS
                                  SHARES                     AT FISCAL YEAR END            AT FISCAL YEAR END
                                ACQUIRED ON    VALUE     ---------------------------   ---------------------------
                                 EXERCISE     REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
NAME                                (#)         ($)          (#)            (#)            ($)            ($)
----                            -----------   --------   -----------   -------------   -----------   -------------
James N. Mills................          0           0            0       1,400,913             0        759,806
Joseph M. Fiamingo............          0           0      480,000         520,000       388,800        421,200
Rodney D. Kent................          0           0      240,000         160,000       194,400        129,600
David M. Sindelar.............          0           0            0       1,050,690             0        569,858
Glenn J. Holler...............          0           0      100,000         150,000        81,000        121,500

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

     Rodney D. Kent Employment Agreement. Mr. Kent entered into an employment agreement with Omega on March 14, 1995. Pursuant to such employment agreement, Mr. Kent will serve as President and Chief Executive Officer of Omega through March 28, 2000. Mr. Kent is required to devote substantially all of his business time and attention to the performance of his duties under the employment agreement.

     The compensation provided to Mr. Kent under his employment agreement includes an annual base salary of not less than $325,000, subject to increase at the sole discretion of the Board of Directors of Omega, and certain other benefits for as long as the employment agreement is in force. In addition, during each year of employment, an additional 15% of the annual base salary is credited to a deferred compensation account for the benefit of Mr. Kent, which deferred compensation account is annually credited with an interest accrual of 8% on the balance of the account for the prior year. Further, Mr. Kent is entitled to an annual bonus in an amount to be determined at the sole discretion of the Chairman of the Board of Holding of up to sixty-five percent of his annual base salary.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Compensation decisions are made by the Board of Directors. Messrs. James N. Mills, Joseph M. Fiamingo and Rodney D. Kent served as both executive officers and directors during 1998, and are expected to serve in such capacities in 1999.

COMPENSATION OF DIRECTORS

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

BENEFIT PLANS

  Stock Option Plan

     Holding's qualified and non-qualified stock option plan (the "Option Plan") provides for the granting of up to 4,795,322 shares of Holding Common Stock to officers and key employees of Holding and the Company. Under the Option Plan, as of February 26, 1999, Holding has granted options to purchase 4,396,452 shares of Holding common stock, 3,075,000 at $1.00 per share, 1,055,000 at $1.40 per share, 41,452 at $1.625 per share and 225,000 at $1.81 per share, the fair market value of Holding Common Stock at the date of grant as determined by the Board of Directors of Holding. Such options vest ratably over a five year period commencing on the first anniversary date after the date of grant, subject to acceleration in the discretion of the committee appointed to administer the Option Plan in the event of a Change of Control (as defined in the Option Plan). Generally, an option may be exercised only if the holder is an officer or employee of Holding or the Company at the time of exercise. Options granted under the Option Plan are not transferable, except by will and the laws of descent and distribution. Except as expressly provided otherwise in any optionee's agreement relating to the grant of options under the Option Plan, in the event an optionee's employment with Holding, the Company or a related entity terminates at any time, Holding or its designees shall have the right to repurchase from the optionee (or optionee's representatives) (i) the number of shares of Holding Common Stock acquired upon exercise of an option and (ii) the optionee's right to acquire that number of shares of Holding Common Stock which an optionee can acquire upon exercise immediately prior to such repurchase. The purchase price to be paid is calculated on the basis of the fair market value (as defined in the Option Plan) of Holding Common Stock multiplied by the number of shares of Holding Common Stock to be acquired (less the aggregate exercise price in the event such repurchase option is exercised by Holding with respect to the optionee's right to acquire Holding Common Stock).

  Performance Options

     On March 31, 1995, Omega granted options (the "Performance Options") to purchase 1,958,762 shares of common stock of Omega ("Omega Common Stock"). Mr. Mills was granted Performance Options to purchase 652,921 shares of Omega Common Stock, and Performance Options to purchase the remaining 1,305,841 shares of Omega Common Stock were granted to certain officers of Omega who are also affiliated with Mills & Partners of which 163,230 have been terminated. In connection with the Wirekraft/Omega Combination and pursuant to the terms of the option agreements (the "Performance Option Agreements") related to the Performance Options, the Performance Options became options to purchase an identical number of shares of Holding Common Stock.

     On June 12, 1995, the Company granted Performance Options to purchase 1,007,416 shares of Holding Common Stock. Mr. Mills was granted Performance Options to purchase 335,804 shares of Holding Common Stock, and Performance Options to purchase the remaining 671,612 shares of Holding Common Stock were granted to certain officers of the Company who are also affiliated with Mills & Partners of which 83,951 have been terminated.

     On March 5, 1996, the Company granted Performance Options to purchase 1,236,566 shares of Holding Common Stock, Mr. Mills was granted Performance Options to purchase 412,188 shares of Holding Common Stock, and

     Performance Options to purchase the remaining 824,378 shares of Holding Common Stock were granted to certain officers of the Company who are also affiliated with Mills & Partners of which 103,047 have been terminated.

     The Performance Options are exercisable only in the event that Hicks, Muse, Tate and Furst Equity Fund II, L.P. ("HM Fund II") has realized an overall rate of return of at least 35% per annum, compounded annually, on all equity funds invested by it in Holding. Subject to the foregoing, the Performance Options are exercisable (i) immediately prior to a Liquidity Event (as hereinafter defined),
(ii) concurrently with the consummation of a Qualified IPO (as hereinafter defined), or (iii) on December 31, 2004 (with respect to the Performance Options granted on March 31, 1995 and June 12, 1995) or on December 31, 2005 (with respect to the Performance Options granted on March 5, 1996). A "Liquidity Event" generally means (i) one or more sales or other dispositions of Holding Common Stock if, thereafter, the amount of Holding Common Stock owned by HM Fund II is reduced by 50%, (ii) any merger, consolidation or other business combination of Holding pursuant to which any person or group acquires a majority of the common stock of the resulting entity, or (iii) any sale of all or substantially all of the assets of Holding. A "Qualified IPO" means a firm commitment underwritten public offering of Holding Common Stock for gross proceeds of at least $25.0 million.

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

ITEM 12.  SECURITIES OWNERSHIP

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     All of the issued and outstanding shares of common stock of the Company are held by Holding. The following table sets forth as of December 31, 1998 certain information regarding the beneficial ownership of the voting securities of Holding by each person who beneficially owns more than 5% of any class of Holding voting securities and by the directors and certain executive officers of Holding, individually, and by the directors and executive officers of Holding as a group. The Class A Common Stock, par value $0.01 per share, of Holding ("Holding Class A Common Stock") votes together with the Holding Common Stock as a single class and is entitled to one vote for each share.

                                                        SHARES BENEFICIALLY OWNED(1)
                                       ---------------------------------------------------------------
                                                                      HOLDING CLASS A
                                         HOLDING COMMON STOCK          COMMON STOCK
                                       ------------------------   -----------------------
                                        NUMBER OF    PERCENT OF   NUMBER OF    PERCENT OF   PERCENT OF
                                         SHARES        CLASS        SHARES       CLASS        TOTAL
                                       -----------   ----------   ----------   ----------   ----------
5% STOCKHOLDERS:
  HM Parties(2)......................  118,561,452     100.0%             --        --         90.1%
  c/o Hicks, Muse, Tate & Furst
     Incorporated
  200 Crescent Court, Suite 1600
  Dallas, Texas 75201

Rodney D. Kent(3)....................    5,940,000       5.0%             --        --          4.5%
  c/o Omega Wire, Inc.
  12 Masonic Avenue Camden, New York
     13316

OFFICERS AND DIRECTORS:
  James N. Mills(4)..................    1,702,034       1.4%     13,000,000     100.0%        11.2%
  Thomas P. Danis(5).................      200,000         *              --        --            *
  Jack D. Furst(2)...................  118,561,452     100.0%             --        --         90.1%
  John A. Gavin(6)...................      235,957         *              --        --            *
  Charles W. Tate(2).................  118,561,452     100.0%             --        --         90.1%
  Rodney D. Kent(3)..................    5,940,000       5.0%             --        --          4.5%
  Richard W. Vieser(7)...............      235,957         *              --        --            *
  Joseph M. Fiamingo(8)..............      480,000         *              --        --            *
  David M. Sindelar(9)...............           --        --       3,648,482      28.1%         2.8%
  Glenn J. Holler(10)................      100,000         *              --        --            *
  All executive officers and
     directors as a group (10
     persons)(11)....................  118,561,452     100.0%     13,000,000     100.0%       100.0%

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

(2) Includes (i) shares owned of record by HM Fund II, a limited partnership of which the sole general partner is HM2/GP Partners, L.P., a limited partnership of which the sole general partner is Hicks, Muse GP Partners, L.P., a limited partnership of which the sole general partner is Hicks, Muse, Tate & Furst Fund II Incorporated, a corporation affiliated with Hicks Muse; (ii) shares owned of record by HM2/Wire/Hunt Partners, L.P., HM2/Wire/Sunwestern Partners, L.P. and HM2/Wire/Hubbard Partners, L.P., limited partnerships of which the sole general partner is HM2/GP Partners, L.P.; (iii) shares owned of record by certain individuals that Hicks Muse has the power to direct the voting of with respect to the election of directors; and (iv) shares owned of record by certain individuals subject to an irrevocable proxy in favor of Hicks Muse. Thomas O. Hicks is a controlling stockholder of Hicks Muse and serves as Chairman of the Board, President, Chief Executive Officer, Chief Operating Officer and Secretary of Hicks Muse. Accordingly, Mr. Hicks may be deemed to be the beneficial owner of Holding Common Stock held by HM Fund II. John R. Muse, Charles W. Tate, Jack D. Furst, Lawrence D. Stuart, Michael J. Levitt, David B. Deniger and Dan H. Blanks are officers, directors and minority stockholders of Hicks Muse and as such may be deemed to share with Mr. Hicks the power to vote or dispose of Holding Common Stock held by HM Fund II. Each of Messrs. Hicks, Muse, Tate, Furst, Stuart, Levitt, Deniger and Blanks disclaims the existence of a group and disclaims beneficial ownership of Holding Common Stock not respectively owned of record by him.

(3) Includes 240,000 shares of Holding Common Stock issuable to Mr. Kent upon exercise of options granted under the Option Plan that are currently exercisable. Does not include 160,000 shares of Holding Common Stock issuable to Mr. Kent upon exercise of options granted under the Option Plan that are not currently exercisable. See "Executive Compensation -- Benefit Plans -- Stock Option Plan."

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

(8) Consists of 480,000 shares of Holding Common Stock issuable to Mr. Fiamingo upon exercise of options granted under the Option Plan that are currently exercisable. Does not include 520,000 shares of Holding Common Stock issuable to Mr. Fiamingo upon exercise of options granted under the option plan that are not currently exercisable. See "Executive
     Compensation -- Benefit Plans -- Stock Option Plan."

(9) Does not include 1,050,690 shares of Holding Common Stock issuable to Mr. Sindelar upon exercise of Performance Options that are not currently exercisable. See "Executive Compensation -- Benefit Plans -- Performance Options."

(10) Consists of 100,000 shares of Holding Common Stock issuable to Mr. Holler upon exercise of options granted under the Option Plan that are currently exercisable. Does not include 150,000 shares of Holding Common Stock issuable to Mr. Holler upon exercise of options granted under the Option Plan that are not currently exercisable. See "Executive
     Compensation -- Benefit Plans -- Stock Option Plan."

(11) Includes (i) shares of Holding Class A Common Stock held by executive officers and directors and shares of Holding Class A Common Stock as to which Hicks Muse has the power to direct the voting of with respect to the election of directors and to which Mr. Mills has the power to vote by proxy and (ii) 790,000 shares of Holding Common Stock issuable to executives and directors of the Company upon exercise of options that are currently exercisable. Does not include 5,652,516 shares of Holding Common Stock issuable to executive officers of Holding upon the exercise of Performance Options and options under the Option Plan that are not currently exercisable. See "Executive Compensation -- Benefit
     Plans -- Stock Option Plan" and "-- Performance Options."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATIONSHIPS WITH HICKS MUSE

  Monitoring and Oversight Agreement

     On June 12, 1995, Holding and the Company entered into a ten-year agreement (the "Monitoring and Oversight Agreement") with Hicks, Muse & Co. Partners, L.P. ("Hicks Muse Partners"), a limited partnership of which the sole general partner is HM Partners Inc., a corporation affiliated with Hicks Muse, pursuant to which they pay an annual fee of $500,000 for oversight and monitoring services to Holding and the Company. The annual fee is adjustable at the end of each fiscal year to an amount equal to 0.1% of the consolidated net sales of the Company, but in no event less than $500,000. Hicks Muse Partners also will be entitled to receive a fee equal to 1.5% of the transaction value (as defined) for each add-on transaction (as defined) in which the Company is involved. The term "transaction value" means the total value of any add-on transaction, including, without limitation, the aggregate amount of the funds required to complete the add-on transaction (excluding any fees payable pursuant to the Monitoring and Oversight Agreement and any fees, if any, paid to any other person or entity for financial advisory, investment banking, brokerage, or any other similar services rendered in connection with such add-on transaction) including the amount of any indebtedness, preferred stock or similar items assumed (or remaining outstanding). The term "add-on transaction" means any future proposal for a tender offer, acquisition, sale, merger, exchange offer, recapitalization, restructuring, or other similar transaction directly or indirectly involving Holding, the Company, or any of their respective subsidiaries and any other person or entity. In 1998, the Company paid Hicks Muse Partners cash financial advisory fees of approximately $70,000 and $60,000 as compensation for its services as financial advisor in connection with the acquisitions of Spargo Wire and Italtrecce, respectively.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

     See Index to Financial Statements and Financial Schedules on page 23 of this report.

  Exhibits

    EXHIBIT
    NUMBER                               DESCRIPTION
    -------                              -----------
     2.1    --   Agreement and Plan of Merger dated as of June 2, 1995, among
                 Omega Wire Corp., Wirekraft Holdings Corp., International
                 Wire Holding Company, International Wire Group, Inc. and
                 Wirekraft Acquisition Company(1)
     2.2    --   Agreement and Plan of Merger, dated as of March 5, 1996,
                 among Hoosier Wire, Inc., International Wire Group, Inc.,
                 and Wire Technologies, Inc.(2)
     2.3    --   Asset Purchase Agreement, dated as of March 5, 1996, among
                 Dekko Automotive Wire, Inc., International Wire Holding
                 Company, International Wire Group, Inc., and Wire
                 Technologies, Inc.(2)
     2.4    --   Asset Purchase Agreement, dated as of March 5, 1996, among
                 International Wire Holding Company, International Wire
                 Group, Inc., and Wire Technologies, Inc.(2)
     2.5    --   Asset Purchase Agreement, dated as of March 5, 1996, among
                 Silicones, International Wire Holding Company, International
                 Wire Group, Inc., and Wire Technologies, Inc.(2)
     3.1    --   Restated Certificate of Incorporation of International Wire
                 Group, Inc.(4)
     3.2    --   By-Laws of International Wire Group, Inc.(1)
     4.1    --   Indenture, dated as of June 12, 1995, among International
                 Wire Group, Inc., as Issuer, the Subsidiary Guarantors (as
                 therein defined) and IBJ Schroder Bank & Trust Company, as
                 Trustee.(1)
     4.2    --   Form of the 11 3/4% Note (included in Exhibit 4.1, Exhibit
                 A).
     4.3    --   Exchange and Registration Rights Agreement, dated as of June
                 12, 1995, among International Wire Group, Inc., the
                 Subsidiary Guarantors (as therein defined), Chemical
                 Securities Inc. and BT Securities Corporation.(1)
     4.4    --   First Supplemental Indenture, dated as of March 5, 1996, by and among International Wire Group, Inc., Wire Technologies,
                 Inc., the subsidiary guarantors party thereto, and IBJ
                 Schroder Bank & Trust Company, as Trustee.(2)
     4.5    --   Certificate of Designation of Series A Senior Cumulative
                 Exchangeable Redeemable Preferred Stock of International
                 Wire Group, Inc.(2)
     4.6    --   Second Supplemental Indenture, dated as of December 20,
                 1996, by International Wire Group, Inc. the subsidiary
                 guarantors party thereto, and IBJ Schroder Bank and Trust
                 Company, as Trustee.(5)
     4.7    --   Indenture, dated as of February 12, 1997, among
                 International Wire Group, Inc., as Issuer, the Subsidiary
                 Guarantors (as therein defined) and IBJ Schroder Bank and
                 Trust Company, as Trustee.(6)
     4.8    --   Form of 14% Note (included in Exhibit 4.7, Exhibit A).

    EXHIBIT
    NUMBER                               DESCRIPTION
    -------                              -----------
     4.9    --   Preferred Stock and Warrant Purchase Agreement dated as of
                 March 5, 1996, by and among International Wire Holding
                 Company, International Wire Group, Inc., Chemical Equity
                 Associates and Hicks, Muse, Tate & Furst Equity Fund II,
                 L.P.(6)
     4.10   --   Third Supplemental Indenture, dated as of February 12, 1997, by and among International Wire Group, Inc., the subsidiary guarantors party thereto, and IBJ Schroder Bank and Trust
                 Company, as Trustee.(6)
     4.11   --   First Supplemental Indenture, dated as of June 10, 1997, by and among International Wire Group, Inc., the subsidiary
                 guarantors party thereto, and IBJ Schroder Bank and Trust
                 Company, as Trustee.(6)
     4.12   --   Indenture, dated as of June 17, 1997, among International
                 Wire Group, Inc., as Issuer, the Subsidiary Guarantors(as
                 therein defined) and IBJ Schroder Bank and Trust Company, as
                 Trustee.(6)
     4.13   --   Form of 11 3/4% Series B Note (included in Exhibit 4.12,
                 Exhibit (A)).
    10.1    --   Parts Sourcing Contract, dated as of December 2, 1994, among
                 Wirekraft Industries, Inc. and General Electric Company
                 (Confidential treatment has been granted with respect to
                 certain portions of this exhibit).(1)
    10.2    --   Schedule of Substantially Identical Domestic Subsidiary
                 Security Agreements.(1)
    10.3    --   Agreement of Sublease, dated as of December 31, 1991,
                 between Oneida County Industrial Development Agency and OWI
                 Corporation.(1)
    10.4    --   Agreement of Sublease, dated as of December 31, 1991,
                 between Onondaga County Industrial Development Agency and
                 OWI Corporation.(1)
    10.5    --   Sublease Agreement, dated as of March 31, 1994, between
                 Productos de Control, S.A. de C.V. and Wirekraft Industries,
                 Inc.(1)
    10.6    --   Lease Contract, dated as of August 1, 1994, between Parques
                 Industriales Mexicanos, S.A. de C.V. and Electro Componentes
                 de Mexico, S.A. de C.V.(1)
    10.7    --   Lease Contract, dated as of March 15, 1998, between Parques
                 Industriales Mexicanos, S.A. de C.V. and Electro Componentes
                 de Mexico, S.A. de C.V.(7)
    10.8+   --   Employment Agreement, dated as of June 12, 1995, among
                 International Wire Holding Company, International Wire Group
                 Inc. and certain of its subsidiaries and James N. Mills.(4)
    10.9+   --   Employment Agreement, dated as of June 12, 1995, among
                 International Wire Holding Company, International Wire Group
                 Inc. and certain of its subsidiaries and David M.
                 Sindelar.(4)
    10.10+  --   Employment Agreement, dated as of March 14, 1995, between
                 Omega Wire, Inc. and Rodney D. Kent.(1)
    10.11+  --   Option Agreement, dated as of March 31, 1995, between Omega
                 Wire Corp. and James N. Mills.(1)
    10.12+  --   Option Agreement, dated as of March 31, 1995, between Omega
                 Wire Corp. and David M. Sindelar.(1)
    10.13+  --   Option Agreement dated as of June 12, 1995, between Omega
                 Wire Corp. and David M. Sindelar.(1)
    10.14+  --   Option Agreement dated as of June 12, 1995, between
                 International Wire Group, Inc. and David M. Sindelar.(1)
    10.15+  --   Option Agreement dated as of August 28, 1995, between
                 International Wire Group, Inc. and Larry S. Bacon.(3)

    EXHIBIT
    NUMBER                               DESCRIPTION
    -------                              -----------
    10.16   --   Stockholders Agreement dated as of June 12, 1995, among
                 International Wire Holding Company and the Stockholders
                 signatories thereto.(1)
    10.17   --   Monitoring and Oversight Agreement dated as of June 12,
                 1995, among International Wire Holding Company,
                 International Wire Group, Inc. and Hicks, Muse & Co.
                 Partners, L.P.(1)
    10.18+  --   Option Agreement dated as of August 28, 1995 between
                 International Wire Group, Inc. and W. Thomas McGhee.(3)
    10.19+  --   1995 Stock Option Plan of International Wire Holding
                 Company.(4)
    10.20+  --   Form of Option Agreement of International Wire Holding
                 Company under 1995 Stock Option Plan.(4)
    10.21   --   Agreement dated as of December 29, 1995 among Wirekraft
                 Industries, Inc. and General Electric Company (Confidential
                 treatment has been granted with respect to certain portions of this exhibit).(4)
    10.22   --   Amended and Restated Credit Agreement, dated as of February
                 12, 1997, among International Wire Group, Inc.,
                 International Wire Holding Company, the several lenders from time to time parties thereto, Chase Manhattan Bank, as
                 Administrative Agent, and Bankers Trust Company, as
                 Documentation Agent.(5)
    10.23+  --   Employment Agreement, dated as of September 25, 1996, among
                 International Wire Holding Company and International Wire
                 Group, Inc. and Joseph M. Fiamingo.(5)
    10.24+  --   Option Agreement, dated as of November 5, 1995, between
                 International Wire Holding Company and Joseph M.
                 Fiamingo.(5)
    10.25+  --   Option Agreement, dated as of November 6, 1996, between
                 International Wire Holding Company and Joseph M.
                 Fiamingo.(5)
    10.26   --   First Amendment to Amended and Restated Credit Agreement,
                 dated as of June 17, 1997, among International Wire Group,
                 Inc., International Wire Holding Company, the Several
                 Lenders from time to time parties thereto, the Chase
                 Manhattan Bank, as Administrative Agent, and Bankers Trust
                 Company, as Documentation Agent.(6)
    10.27   --   Second Amendment and Waiver to Amended and Restated Credit
                 Agreement, dated as of September 29, 1997, among
                 International Wire Group, Inc., International Wire Holding
                 Company, the Several Lenders from time to time parties
                 thereto, the Chase Manhattan Bank, as Administrative Agent, and Bankers Trust Company, as Documentation Agent.(7)
    10.28+  --   Option Agreement, dated as of August 6, 1996, between
                 International Wire Holding Company and Glenn J. Holler.(7)
    21.1    --   Subsidiaries of International Wire Group, Inc.*
    27.0    --   Financial Data Schedule.*

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

(7) Incorporated by reference to the Annual Report on Form 10-K of International Wire Group, Inc. for the fiscal year ended December 31, 1997.

 *  Filed herewith.

 + Indicates compensatory plan or arrangement.

  (b)  Reports on Form 8-K
       The Company did not file any report on Form 8-K with the Securities and Exchange Commission during the quarter ended December 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            INTERNATIONAL WIRE GROUP, INC.

Date: March 30, 1999                        By: /s/   GLENN J. HOLLER
                                              ----------------------------------
                                                       Glenn J. Holler,
                                              Vice President-Finance (Principle
                                                     Accounting Officer of
                                                International Wire Group, Inc.)

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

                  SIGNATURE                                    TITLE                        DATE
                  ---------                                    -----                        ----
             /s/ JAMES N. MILLS                Chairman of the Board of Directors and  March 30, 1999
---------------------------------------------  Chief Executive Officer (Principal
              (James N. Mills)                 Executive Officer)

            /s/ DAVID M. SINDELAR              Senior Vice President and Chief         March 30, 1999
---------------------------------------------  Financial Officer (Principal Financial
             (David M. Sindelar)               Officer)

             /s/ GLENN J. HOLLER               Vice President -- Finance (Principal    March 30, 1999
---------------------------------------------  Accounting Officer)
              (Glenn J. Holler)

             /s/ THOMAS P. DANIS               Director                                March 30, 1999
---------------------------------------------
              (Thomas P. Danis)

              /s/ JACK D. FURST                Director                                March 30, 1999
---------------------------------------------
               (Jack D. Furst)

              /s/ JOHN A. GAVIN                Director                                March 30, 1999
---------------------------------------------
               (John A. Gavin)

             /s/ CHARLES W. TATE               Director                                March 30, 1999
---------------------------------------------
              (Charles W. Tate)

            /s/ RICHARD W. VIESER              Director                                March 30, 1999
---------------------------------------------
             (Richard W. Vieser)

             /s/ RODNEY D. KENT                Director                                March 30, 1999
---------------------------------------------
              (Rodney D. Kent)

           /s/ JOSEPH M. FIAMINGO              Director, President and Chief           March 30, 1999
---------------------------------------------  Operating Officer of Holding and the
            (Joseph M. Fiamingo)               Company

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

                                 EXHIBIT INDEX

    EXHIBIT                                                                     SEQUENTIAL
    NUMBER                               DESCRIPTION                             NO. PAGE
    -------                              -----------                            ----------
     2.1    --   Agreement and Plan of Merger dated as of June 2, 1995, among
                 Omega Wire Corp., Wirekraft Holdings Corp., International
                 Wire Holding Company, International Wire Group, Inc. and
                 Wirekraft Acquisition Company(1)
     2.2    --   Agreement and Plan of Merger, dated as of March 5, 1996,
                 among Hoosier Wire, Inc., International Wire Group, Inc.,
                 and Wire Technologies, Inc.(2)
     2.3    --   Asset Purchase Agreement, dated as of March 5, 1996, among
                 Dekko Automotive Wire, Inc., International Wire Holding
                 Company, International Wire Group, Inc., and Wire
                 Technologies, Inc.(2)
     2.4    --   Asset Purchase Agreement, dated as of March 5, 1996, among
                 International Wire Holding Company, International Wire
                 Group, Inc., and Wire Technologies, Inc.(2)
     2.5    --   Asset Purchase Agreement, dated as of March 5, 1996, among
                 Silicones, International Wire Holding Company, International
                 Wire Group, Inc., and Wire Technologies, Inc.(2)
     3.1    --   Restated Certificate of Incorporation of International Wire
                 Group, Inc.(4)
     3.2    --   By-Laws of International Wire Group, Inc.(1)
     4.1    --   Indenture, dated as of June 12, 1995, among International
                 Wire Group, Inc., as Issuer, the Subsidiary Guarantors (as
                 therein defined) and IBJ Schroder Bank & Trust Company, as
                 Trustee.(1)
     4.2    --   Form of the 11 3/4% Note (included in Exhibit 4.1, Exhibit
                 A).
     4.3    --   Exchange and Registration Rights Agreement, dated as of June
                 12, 1995, among International Wire Group, Inc., the
                 Subsidiary Guarantors (as therein defined), Chemical
                 Securities Inc. and BT Securities Corporation.(1)
     4.4    --   First Supplemental Indenture, dated as of March 5, 1996, by and among International Wire Group, Inc., Wire Technologies,
                 Inc., the subsidiary guarantors party thereto, and IBJ
                 Schroder Bank & Trust Company, as Trustee.(2)
     4.5    --   Certificate of Designation of Series A Senior Cumulative
                 Exchangeable Redeemable Preferred Stock of International
                 Wire Group, Inc.(2)
     4.6    --   Second Supplemental Indenture, dated as of December 20,
                 1996, by International Wire Group, Inc. the subsidiary
                 guarantors party thereto, and IBJ Schroder Bank and Trust
                 Company, as Trustee.(5)
     4.7    --   Indenture, dated as of February 12, 1997, among
                 International Wire Group, Inc., as Issuer, the Subsidiary
                 Guarantors (as therein defined) and IBJ Schroder Bank and
                 Trust Company, as Trustee.(6)
     4.8    --   Form of 14% Note (included in Exhibit 4.7, Exhibit A).
     4.9    --   Preferred Stock and Warrant Purchase Agreement dated as of
                 March 5, 1996, by and among International Wire Holding
                 Company, International Wire Group, Inc., Chemical Equity
                 Associates and Hicks, Muse, Tate & Furst Equity Fund II,
                 L.P.(6)
     4.10   --   Third Supplemental Indenture, dated as of February 12, 1997, by and among International Wire Group, Inc., the subsidiary guarantors party thereto, and IBJ Schroder Bank and Trust
                 Company, as Trustee.(6)
     4.11   --   First Supplemental Indenture, dated as of June 10, 1997, by and among International Wire Group, Inc., the subsidiary
                 guarantors party thereto, and IBJ Schroder Bank and Trust
                 Company, as Trustee.(6)

    EXHIBIT                                                                     SEQUENTIAL
    NUMBER                               DESCRIPTION                             NO. PAGE
    -------                              -----------                            ----------
     4.12   --   Indenture, dated as of June 17, 1997, among International
                 Wire Group, Inc., as Issuer, the Subsidiary Guarantors(as
                 therein defined) and IBJ Schroder Bank and Trust Company, as
                 Trustee.(6)
     4.13   --   Form of 11 3/4% Series B Note (included in Exhibit 4.11,
                 Exhibit (A)
    10.1    --   Parts Sourcing Contract, dated as of December 2, 1994, among
                 Wirekraft Industries, Inc. and General Electric Company
                 (Confidential treatment has been granted with respect to
                 certain portions of this exhibit).(1)
    10.2    --   Schedule of Substantially Identical Domestic Subsidiary
                 Security Agreements.(1)
    10.3    --   Agreement of Sublease, dated as of December 31, 1991,
                 between Oneida County Industrial Development Agency and OWI
                 Corporation.(1)
    10.4    --   Agreement of Sublease, dated as of December 31, 1991,
                 between Onondaga County Industrial Development Agency and
                 OWI Corporation.(1)
    10.5    --   Sublease Agreement, dated as of March 31, 1994, between
                 Productos de Control, S.A. de C.V. and Wirekraft Industries,
                 Inc.(1)
    10.6    --   Lease Contract, dated as of August 1, 1994, between Parques
                 Industriales Mexicanos, S.A. de C.V. and Electro Componentes
                 de Mexico, S.A. de C.V.(1)
    10.7    --   Lease Contract, dated as of March 15, 1998, between Parques
                 Industriales Mexicanos, S.A. de C.V. and Electro Componentes
                 de Mexico, S.A. de C.V.(7)
    10.8+   --   Employment Agreement, dated as of June 12, 1995, among
                 International Wire Holding Company, International Wire Group
                 Inc. and certain of its subsidiaries and James N. Mills.(4)
    10.9+   --   Employment Agreement, dated as of June 12, 1995, among
                 International Wire Holding Company, International Wire Group
                 Inc. and certain of its subsidiaries and David M.
                 Sindelar.(4)
    10.10+  --   Employment Agreement, dated as of March 14, 1995, between
                 Omega Wire, Inc. and Rodney D. Kent.(1)
    10.11+  --   Option Agreement, dated as of March 31, 1995, between Omega
                 Wire Corp. and James N. Mills.(1)
    10.12+  --   Option Agreement, dated as of March 31, 1995, between Omega
                 Wire Corp. and David M. Sindelar.(1)
    10.13+  --   Option Agreement dated as of June 12, 1995, between Omega
                 Wire Corp. and David M. Sindelar.(1)
    10.14+  --   Option Agreement dated as of June 12, 1995, between
                 International Wire Group, Inc. and David M. Sindelar.(1)
    10.15+  --   Option Agreement dated as of August 28, 1995, between
                 International Wire Group, Inc. and Larry S. Bacon.(3)
    10.16   --   Stockholders Agreement dated as of June 12, 1995, among
                 International Wire Holding Company and the Stockholders
                 signatories thereto.(1)
    10.17   --   Monitoring and Oversight Agreement dated as of June 12,
                 1995, among International Wire Holding Company,
                 International Wire Group, Inc. and Hicks, Muse & Co.
                 Partners, L.P.(1)
    10.18+  --   Option Agreement dated as of August 28, 1995 between
                 International Wire Group, Inc. and W. Thomas McGhee.(3)
    10.19+  --   1995 Stock Option Plan of International Wire Holding
                 Company.(4)
    10.20+  --   Form of Option Agreement of International Wire Holding
                 Company under 1995 Stock Option Plan.(4)

    EXHIBIT                                                                     SEQUENTIAL
    NUMBER                               DESCRIPTION                             NO. PAGE
    -------                              -----------                            ----------
    10.21   --   Agreement dated as of December 29, 1995 among Wirekraft
                 Industries, Inc. and General Electric Company (Confidential
                 treatment has been granted with respect to certain portions of this exhibit).(4)
    10.22   --   Amended and Restated Credit Agreement, dated as of February
                 12, 1997, among International Wire Group, Inc.,
                 International Wire Holding Company, the several lenders from time to time parties thereto, Chase Manhattan Bank, as
                 Administrative Agent, and Bankers Trust Company, as
                 Documentation Agent.(5)
    10.23+  --   Employment Agreement, dated as of September 25, 1996, among
                 International Wire Holding Company and International Wire
                 Group, Inc. and Joseph M. Fiamingo.(5)
    10.24+  --   Option Agreement, dated as of November 5, 1995, between
                 International Wire Holding Company and Joseph M.
                 Fiamingo.(5)
    10.25+  --   Option Agreement, dated as of November 6, 1996, between
                 International Wire Holding Company and Joseph M.
                 Fiamingo.(5)
    10.26   --   First Amendment to Amended and Restated Credit Agreement,
                 dated as of June 17, 1997, among International Wire Group,
                 Inc., International Wire Holding Company, the Several
                 Lenders from time to time parties thereto, the Chase
                 Manhattan Bank, as Administrative Agent, and Bankers Trust
                 Company, as Documentation Agent.(6)
    10.27   --   Second Amendment and Waiver to Amended and Restated Credit
                 Agreement, dated as of September 29, 1997, among
                 International Wire Group, Inc., International Wire Holding
                 Company, the Several Lenders from time to time parties
                 thereto, the Chase Manhattan Bank, as Administrative Agent, and Bankers Trust Company, as Documentation Agent.(7)
    10.28+  --   Option Agreement, dated as of August 6, 1996, between
                 International Wire Holding Company and Glenn J. Holler.(7)
    21.1    --   Subsidiaries of International Wire Group, Inc.*
    27.0    --   Financial Data Schedule.*

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

(7) Incorporated by reference to the Annual Report on Form 10-K of International Wire Group, Inc. for the fiscal year ended December 31, 1997.

 *  Filed herewith.

 +  Indicates compensatory plan or arrangement.

  (b)  Reports on Form 8-K
       The Company has not filed any report on Form 8-K with the Securities and Exchange Commission during the quarter ended December 31, 1998.