Form 10-Q
period 1999-03-31
INTERNATIONAL WIRE GROUP INC
filed 1999-05-14
CIK 947429

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q
(Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999
                 ---------------------------------------------

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

                                                    Outstanding at
      Class                                         April 30, 1999
      -----                                         --------------

  Common Stock                                           1,000

                         INTERNATIONAL WIRE GROUP, INC.


                                                       INDEX
PART I - FINANCIAL INFORMATION                                                                                         Page
  International Wire Group, Inc.
      Condensed Consolidated Balance Sheets as of March 31, 1999 and December 31, 1998......................             3
      Condensed Consolidated Statements of Operations for the three month periods ended March 31, 1999
           and 1998.........................................................................................             4
      Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 1999
           and 1998.........................................................................................             5
      Notes to Condensed Consolidated Financial Statements..................................................             6
  Management's Discussion and Analysis of Financial Condition and Results of Operations.....................            14
  Quantitative and Qualitative Disclosure About Market Risk.................................................            18

PART II - OTHER INFORMATION.................................................................................            20

SIGNATURES..................................................................................................            21


                         INTERNATIONAL WIRE GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                                   March 31,    December 31,
                                                                               -----------------------------
                                                                                    1999           1998
                                                                               -----------------------------
 ASSETS                                                                        (Unaudited)
Current assets:
  Cash and cash equivalents ...............................................    $   2,412        $      --
  Accounts receivable, less allowance of $2,382
    and $2,633, respectively ..............................................       87,714           81,369
  Inventories .............................................................       73,719           82,968
  Other current assets ....................................................       21,089           28,617
                                                                               ---------        ---------
    Total current assets ..................................................      184,934          192,954
Property, plant and equipment, net ........................................      180,032          178,647
Intangibles and other assets ..............................................      264,266          267,513
                                                                               ---------        ---------
    Total assets ..........................................................    $ 629,232        $ 639,114
                                                                               =========        =========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities:
  Current maturities of long-term obligations .............................    $   6,538        $   6,222
  Accounts payable ........................................................       37,212           34,461
  Accrued and other liabilities ...........................................       52,488           60,922
  Accrued interest ........................................................       13,070            3,674
                                                                               ---------        ---------
    Total current liabilities .............................................      109,308          105,279
Long-term obligations, less current maturities ............................      509,856          520,983
Other long-term liabilities ...............................................       39,739           44,412
                                                                               ---------        ---------
    Total liabilities .....................................................      658,903          670,674
Stockholder's equity (deficit):
  Common stock, $.01 par value, 1,000 shares
    Authorized, issued and outstanding ....................................            0                0
  Contributed capital .....................................................      114,330          114,172
  Carryover of predecessor basis ..........................................      (67,762)         (67,762)
  Accumulated deficit .....................................................      (76,239)         (77,970)
---------------------------------------------------------------------------    ---------        ---------
    Total stockholder's equity (deficit) ..................................      (29,671)         (31,560)
---------------------------------------------------------------------------    ---------        ---------
    Total liabilities and stockholder's equity (deficit)...................    $ 629,232        $ 639,114
                                                                               =========        =========

See accompanying notes to the condensed consolidated financial statements.

                         INTERNATIONAL WIRE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)
                                   (Unaudited)


                                                             Three Months
                                                            Ended March 31,
                                                     --------------------------
                                                          1999           1998
                                                     --------------------------

Net sales ........................................     $ 160,951      $ 174,006
Operating expenses:
  Cost of goods sold .............................       113,917        128,796
  Selling, general and
   administrative expenses .......................        16,418         15,469
  Depreciation and
   amortization ..................................        10,183          9,067
                                                       ---------      ---------
Operating income .................................        20,433         20,674
Other income (expense):
  Interest expense ...............................       (12,478)       (13,043)
  Amortization of deferred financing costs .......          (972)          (953)
  Other, net .....................................          --                4
                                                       ---------      ---------
Income before income tax
  provision and cumulative effect of
  change in accounting principle .................         6,983          6,682
Income tax provision .............................         2,933          2,766
                                                       ---------      ---------
Income before cumulative effect
  of change in accounting
  principle ......................................         4,050          3,916
Cumulative effect of change in
  accounting for start-up costs,
  net of tax benefit of $1,679 ...................        (2,319)          --
                                                       ---------      ---------
Net income .......................................     $   1,731      $   3,916
                                                       =========      =========


See accompanying notes to the condensed consolidated financial statements.

                         INTERNATIONAL WIRE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                               Three Months
                                                              Ended March 31,
                                                           --------------------
                                                              1999       1998
                                                           --------------------

Cash flows provided by (used in) operating activities:
  Net income ...........................................   $  1,731    $  3,916
  Adjustments to reconcile net income to ...............
      net cash provided by (used in) operating
      activities:
    Depreciation and amortization ......................     11,155      10,020
    Cumulative effect of change in accounting
     for start-up costs ................................      3,998          --
    Change in assets and liabilities, net of
     acquisitions:
      Accounts receivable ..............................     (6,345)     (7,299)
      Inventories ......................................      9,249      11,432
      Other assets .....................................      2,846       1,553
      Accounts payable .................................      2,751      (9,642)
      Accrued and other liabilities ....................     (8,434)        624
      Accrued interest .................................      9,396       9,167
      Other long-term liabilities ......................     (4,673)        (90)
                                                           --------    --------
Net cash provided by operating
  activities ...........................................     21,674      19,681
                                                           --------    --------
Cash flows used in investing activities:
  Capital expenditures .................................     (8,493)     (8,304)
                                                           --------    --------
Net cash used in investing activities ..................     (8,493)     (8,304)
                                                           --------    --------
Cash flows provided by (used in) financing activities:
  Equity proceeds ......................................         42        --
  Repayment of long-term obligations ...................     (1,811)     (1,486)
  Repayment on revolver (net) ..........................     (9,000)       (825)
                                                           --------    --------
Net cash used in financing activities ..................    (10,769)     (2,311)
                                                           --------    --------
Net change in cash and cash equivalents ................      2,412       9,066
Cash at beginning of the period ........................       --          --
                                                           --------    --------
Cash at end of the period ..............................   $  2,412    $  9,066
                                                           ========    ========


See accompanying notes to the condensed consolidated financial statements.

                         INTERNATIONAL WIRE GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)
                                   (Unaudited)

1.    Basis of Presentation

      Unaudited Interim Condensed Consolidated Financial Statements

      The unaudited interim condensed consolidated financial statements reflect all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of the Company. The results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for a full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998.


      Statement of Cash Flows

      Interest paid for the three months ended March 31, 1999 and 1998, was approximately $3,100 and $3,900, respectively. Total income taxes paid (refunded) for the three months ended March 31, 1999 and 1998, was approximately ($500) and $200, respectively.


      Change in Accounting Principle

      In April 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities," which requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company adopted SOP 98-5 effective January 1, 1999. The Company had $3,998 in net capitalized start-up costs remaining at December 31, 1998, which the Company expensed in accordance with SOP 98-5 during the quarter ended March 31, 1999.

      Recently Issued Accounting Standards

      In June 1998, the FASB adopted Statement of Financial Accounting Standards ("SFAS") No.133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No.133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No.133 is effective for fiscal years beginning after June 15, 1999. The Company believes that the future adoption of this statement will not have a significant impact on the results of operations or financial position of the Company.

                         INTERNATIONAL WIRE GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)


2.    Inventories

      The composition of inventories at March 31, 1999 is as follows:


       Raw materials................................................  $   30,065
       Work-in-process .............................................      13,016
       Finished goods ..............................................      30,638
                                                                      ----------
         Total......................................................  $   73,719
                                                                      ==========

         The carrying value of inventories on a last-in, first-out basis, at March 31, 1999, approximates its current cost.

3.    Long-Term Obligations

      The composition of long-term obligations at March 31, 1999 is as follows:


      Amended and Restated Credit Agreement:
        Revolving credit facility.....................................$        -
        Term facility ................................................   179,062
      Senior Subordinated Notes.......................................   150,000
      Series B Senior Subordinated Notes..............................   150,000
      Series B Senior Subordinated Notes Premium......................    10,979
      Industrial revenue bonds........................................    15,500
      Other...........................................................    10,853
                                                                      ----------
                                                                         516,394
      Less, current maturities........................................     6,538
                                                                      ----------
                                                                      $  509,856


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

4.    Plant Closing Expense

      A summary of activity related to plant closings is as follows:

                         INTERNATIONAL WIRE GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

                                                                                         Three Months
                                                                                             Ended
                                                                                           March 31,
                                                                                   ---------------------------
                                                                                    1999               1998
                                                                                   ---------------------------

       Balance, beginning of period....................................          $  1,079            $  1,445
       Charges to operations:
         Facility shut-down costs......................................                --                  --
         Lease commitments.............................................                --                  --
         Key personnel and severance costs.............................                --                  --
                                                                                 --------            --------
                                                                                       --                  --
                                                                                 --------            --------
       Costs incurred:
         Facility shut-down costs......................................              (483)                (43)
         Lease commitments.............................................              (173)               (236)
         Key personnel and severance costs.............................                --                 (36)
                                                                                 --------            --------
                                                                                     (656)               (315)
                                                                                 --------            --------
       Balance, end of period..........................................          $    423            $  1,130
                                                                                 ========            ========

5.    Business Segment Information

      The Company conducts its operations through two business segments, a Wire Segment and a Wire Harness Segment. Segment data includes intersegment revenues, as well as charges allocating corporate administrative costs to each of its operating segments. The Company evaluates the performance of its segments and allocates resources to them based on operating income.

      The table below presents information about reported segments for the quarters ended March 31, 1999 and 1998:


      Quarter Ended March 31, 1999                                                    Wire
                                                                  Wire              Harness           Consolidated
      Sales.................................................... $119,418          $  49,700          $  169,118
      Intersegment sales.......................................   (8,167)                --              (8,167)
                                                                 -------         ----------          -----------
      Sales to customers.......................................  111,251             49,700             160,951
      Operating income......................................... $ 14,340          $   6,093          $   20,433

      Quarter Ended March 31, 1998                                                   Wire
                                                                  Wire              Harness           Consolidated
      Sales.................................................... $135,338          $  44,731          $  180,069
      Intersegment sales.......................................   (6,063)                --              (6,063)
                                                                  -------         ----------          -----------
      Sales to customers.......................................  129,275             44,731             174,006
      Operating income......................................... $ 14,970          $   5,704          $   20,674


      A reconciliation of total operating income for reportable segments to consolidated income before income tax provision and cumulative effect of change in accounting principle for the quarters ended March 31, 1999 and 1998 is as follows:

                         INTERNATIONAL WIRE GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)


                                                            Quarter Ended
                                                              March 31,
                                                     -------------------- ------
                                                        1999           1998
                                                     ---------------------------

     Total operating income for
       reportable segments...........................$ 20,433        $ 20,674
     Other income (expense):
       Interest expense.............................. (12,478)        (13,043)
       Amortization of deferred
         financing costs.............................    (972)           (953)
       Other, net....................................      --               4
                                                     --------        --------

     Consolidated income before
       income tax provision and
       cumulative effect of change
       in accounting principle.......................$  6,983        $  6,682
                                                     ========        ========


     6.    Guarantor Subsidiaries

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

                         INTERNATIONAL WIRE GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

                                                               TOTAL
                                                   TOTAL       NON-
                                      COMPANY    GUARANTOR   GUARANTOR   ELIMINATIONS    TOTAL
                                     ---------------------------------------------------------
BALANCE SHEET
    AS OF MARCH 31, 1999
ASSETS
    Cash and cash equivalents ....   $      --   $   2,280   $     132   $      --    $   2,412
    Accounts receivable ..........          --      82,845       5,827        (958)      87,714
    Inventories ..................          --      72,953         766          --       73,719
    Other assets .................          --      20,489         600          --       21,089
                                     ---------   ---------   ---------   ---------    ---------
       Total current assets ......          --     178,567       7,325        (958)     184,934
    Property, plant and equipment,
      net ........................          --     153,908      26,124          --      180,032
    Investment in subsidiaries ...     616,366          --          --    (653,922)          --
    Intangibles and other assets .      19,293     235,792       9,181          --      264,266
                                     ---------   ---------   ---------   ---------    ---------
       Total assets ..............   $ 635,659   $ 568,267   $  42,630   $(654,880)   $ 629,232
                                     =========   =========   =========   =========    =========

LIABILITIES AND STOCKHOLDER'S EQUITY
(DEFICIT)

Current liabilities .................$  18,132    $  85,019    $   7,115    $    (958)   $ 109,308
Long-term obligations, less
  current maturities ................. 489,979       19,529          348           --      509,856
Other long-term liabilities ..........      --       39,739           --           --       39,739
Intercompany (receivable)
 payable..............................  89,457     (118,766)      29,309           --           --
                                       -------    ---------    ---------    ---------    ---------
   Total liabilities ................. 597,568       25,521       36,772         (958)     658,903
Stockholder's equity
 (deficit):
 Common stock ........................       0            0            0            0            0
 Contributed capital ................. 114,330      572,012        6,118     (578,130)     114,330
 Carryover of predecessor
   basis..............................      --      (67,762)          --           --      (67,762)
 Retained earnings
   (accumulated deficit) ............. (76,239)      38,496         (260)     (75,792)     (76,239)
                                       -------    ---------    ---------    ---------    ---------
   Total stockholder's equity
     (deficit) .......................  38,091      542,746        5,858     (653,922)     (29,671)
                                       -------    ---------    ---------    ---------    ---------
   Total liabilities and
     stockholder's equity
       (deficit).....................$ 635,659    $ 568,267    $  42,630    $(654,880)   $ 629,232
                                       =======    =========    =========    =========    =========

                         INTERNATIONAL WIRE GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

                                                              TOTAL
                                                   TOTAL       NON-
                                      COMPANY    GUARANTOR   GUARANTOR   ELIMINATIONS    TOTAL
                                     ---------------------------------------------------------
BALANCE SHEET
    AS OF DECEMBER 31, 1998
ASSETS
    Cash and cash equivalents ....   $      --   $      --   $      --   $      --    $      --
    Accounts receivable ..........          --      79,444       2,969      (1,044)      81,369
    Inventories ..................          --      80,803       2,165          --       82,968
    Other assets .................          --      23,414       5,203          --       28,617
                                     ---------   ---------   ---------   ---------    ---------
       Total current assets ......          --     183,661      10,337      (1,044)     192,954
    Property, plant and equipment,
      net ........................          --     153,587      25,060          --      178,647
    Investment in subsidiaries ...     666,004          --          --    (666,004)          --
    Intangibles and other assets .      20,265     242,338       4,910          --      267,513
                                     ---------   ---------   ---------   ---------    ---------
       Total assets ..............   $ 686,269   $ 579,586   $  40,307   $(667,048)   $ 639,114
                                     =========   =========   =========   =========    =========

LIABILITIES AND STOCKHOLDER'S
EQUITY (DEFICIT)
Current liabilities ..........   $   8,424    $  90,215    $   7,684    $  (1,044)   $ 105,279
Long-term obligations, less
   current maturities ........     500,795       19,840          348           --      520,983
Other long-term liabilities ..          --       44,412           --           --       44,412
Intercompany (receivable)
  payable ....................     140,848     (167,245)      26,397           --           --
                                 ---------    ---------    ---------    ---------    ---------
   Total liabilities .........     650,067      (12,778)      34,429       (1,044)     670,674
Stockholder's equity (deficit):
 Common stock ................           0            0            0           --            0
 Contributed capital .........     114,172      572,012        6,118     (578,130)     114,172
 Carryover of predecessor
   basis......................          --      (67,762)          --           --      (67,762)
 Retained earnings
   (accumulated deficit) .....     (77,970)      88,114         (240)     (87,874)     (77,970)
                                 ---------    ---------    ---------    ---------    ---------
   Total stockholder's equity
     (deficit) ...............      36,202      592,364        5,878     (666,004)     (31,560)
                                 ---------    ---------    ---------    ---------    ---------
   Total liabilities and
     stockholder's equity
     (deficit) ...............   $ 686,269    $ 579,586    $  40,307    $(667,048)   $ 639,114
                                 =========    =========    =========    =========    =========

                         INTERNATIONAL WIRE GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

                                                                                           TOTAL
                                                                              TOTAL        NON-
                                                               COMPANY      GUARANTOR     GUARANTOR  ELIMINATIONS   TOTAL
                                                              -------------------------------------------------------------
STATEMENT OF OPERATIONS
  FOR THE THREE MONTHS ENDED
    MARCH 31, 1999
Net sales .................................................   $      --    $ 156,111    $  19,095    $ (14,255)   $ 160,951

Operating expenses:
    Cost of goods sold ....................................          --      117,670       10,502      (14,255)     113,917
    Selling, general and
       administrative expenses ............................          --       11,426        4,992           --       16,418
    Depreciation and amortization .........................          --        6,981        3,202           --       10,183
                                                              ---------    ---------    ---------    ---------    ---------
Operating income ..........................................          --       20,034          399           --       20,433

Other income (expense):
    Interest expense ......................................     (12,206)        (272)          --           --      (12,478)
    Amortization of deferred
       financing costs ....................................      (3,806)       2,834           --           --         (972)
    Equity in net income (loss) of subsidiaries............      17,743           --           --      (17,743)          --
                                                              ---------    ---------    ---------    ---------    ---------
Income before income tax
  provision and cumulative
  effect of change in
  accounting principle ....................................       1,731       22,596          399      (17,743)       6,983
Income tax provision ......................................          --        2,514          419           --        2,933
                                                              ---------    ---------    ---------    ---------    ---------
Income before cumulative effect
  of change in accounting
  principle ...............................................       1,731       20,082          (20)     (17,743)       4,050
Cumulative effect of change in
  accounting for start-up costs,
  net of tax benefit of $1,679 ............................          --       (2,319)          --           --       (2,319)
                                                              ---------    ---------    ---------    ---------    ---------

Net income (loss)..........................................   $   1,731    $  17,763    $     (20)   $ (17,743)   $   1,731
                                                              =========    =========    =========    =========    =========

                                                                                    TOTAL
                                                                    TOTAL           NON-
                                                     COMPANY      GUARANTOR        GUARANTOR       ELIMINATIONS          TOTAL
                                                  ---------------------------------------------------------------------------------
STATEMENT OF OPERATIONS
  FOR THE THREE MONTHS ENDED
    MARCH 31,1998
Net sales...................................         $    --       $  174,006        $  5,882       $ (5,882)          $  174,006

Operating expenses
  Cost of goods sold........................              --          130,249           4,429         (5,882)             128,796
  Selling, general and
    administrative expenses.................              --           12,190           3,279             --               15,469
  Depreciation and amortization.............              --            8,251             816             --                9,067
                                                     -------        ---------         -------      ---------           ----------
Operating income (loss)                                   --           23,316          (2,642)            --               20,674

Other income (expense):
  Interest expense..........................         (13,008)             (35)             --             --              (13,043)
  Amortization of deferred
    financing costs.........................            (953)              --              --             --                 (953)
  Equity in net income (loss) of
    subsidiaries............................          17,877               --              --        (17,877)                  --
  Other.....................................              --                4              --             --                    4
                                                     -------           ------       ---------      ---------              -------
Income (loss) before income tax
  provision.................................           3,916           23,285          (2,642)       (17,877)               6,682
Income tax provision........................              --            2,554             212             --                2,766
                                                     -------        ---------       ---------      ---------           ----------

Net income (loss)...........................         $ 3,916        $  20,731       $  (2,854)     $ (17,877)          $    3,916
                                                     =======        =========       ===========    =========           ==========

                         INTERNATIONAL WIRE GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

                                                                TOTAL
                                                   TOTAL        NON-
                                    COMPANY      GUARANTOR     GUARANTOR   ELIMINATIONS    TOTAL
                                   --------------------------------------------------------------
STATEMENT OF CASH FLOWS
  FOR THE THREE MONTHS ENDED
   MARCH 31, 1999
Net cash from operating
  activities ...................   $ 10,462      $  8,917      $  2,295     $      --    $ 21,674
Cash flows used in investing
  activities for capital
  expenditures .................         --        (6,330)       (2,163)           --      (8,493)
Cash flows provided by (used in)
  financing activities:
    Equity proceeds ............         42            --            --            --          42
    Repayment of long-term
      obligations ..............    (10,504)         (307)           --            --     (10,811)
                                   --------      --------      --------     ---------    --------
Net cash provided by (used in)
    financing activities .......    (10,462)         (307)           --            --     (10,769)
--------------------------------   --------      --------      --------     ---------    --------

Net change in cash and cash
  equivalents ..................   $     --      $  2,280      $    132     $      --    $  2,412
                                   ========      ========      ========     =========    ========

                                                                TOTAL
                                                   TOTAL        NON-
                                    COMPANY      GUARANTOR     GUARANTOR   ELIMINATIONS    TOTAL
                                   --------------------------------------------------------------
STATEMENT OF CASH FLOWS
  FOR THE THREE MONTHS ENDED
    MARCH 31, 1998
Net cash from operating
  activities ..............       $ (2,693)       $ 17,983      $  4,391    $      --     $ 19,681
Net cash used in  investing
  activities for capital
  expenditures ............             --          (4,548)       (3,756)          --       (8,304)
Net cash provided by
  (used in) financing
  activities related net
  repayment of long-term
  obligations .............          2,693          (5,004)           --           --       (2,311)
                                  --------        --------      --------    ---------     --------

Net change in cash and cash
  equivalents .............       $     --        $  8,431      $    635    $      --     $  9,066
                                  ========        ========      ========    =========     ========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

The Company conducts its operations through two segments: (i) wire products, which includes both bare wire and insulated wire products, and (ii) wire harness products. The following discussion and analysis includes the results of operations for the three months ended March 31, 1999, compared to the three months ended March 31, 1998.

Included in the three months ended March 31, 1999, are the results of operations of Spargo Wire Company, Inc. (acquired on April 1, 1998) and the results of operations of Italtrecce S.r.l. (acquired on July 1, 1998).

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



RESULTS OF OPERATIONS
---------------------

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998
-------------------------------------------------------------------------------

Net sales for the three months ended March 31, 1999 were $161.0 million, representing a $13.1 million, or 7.5%, decrease compared to the first quarter of 1998. Increases in Wire Harness Segment sales were more than offset by the impact of a decrease in the average cost and selling price of copper and a decrease in Wire Segment unit volume. In general, the Company prices its wire products based upon a spread over the cost of copper, which results in a decreased dollar value of sales when copper costs decrease. The average price of copper based upon the New York Mercantile Exchange, Inc. ("COMEX") decreased to $0.64 per pound during the three months ended March 31, 1999 from $0.77 per pound during the three months ended March 31, 1998.

Wire Segment sales were $111.3 million and decreased $18.0 million, or 13.9%, in the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. This was a result of the lower costs and selling prices of copper and lower sales to automotive customers who have shifted their supply to in-house production. These effects were partially offset by unit growth in sales of appliance lead wire. Within the Wire Harness Segment, net sales for the three months ended March 31, 1999 were $49.7 million, representing a $5.0 million, or 11.1%, increase compared to the first quarter of 1998. The increase was due to higher sales to existing appliance customers and additional volume from new business.

Cost of goods sold as a percentage of sales improved to 70.8% for the three months ended March 31, 1999 from 74.0% for the three months ended March 31, 1998. This improvement reflected cost reductions achieved from material savings, improved operating efficiencies and equipment upgrades and the impact of lower copper prices.

Selling, general and administrative expenses increased $0.9 million to $16.4 million for the three months ended March 31, 1999 compared to $15.5 million for the same period in 1998 due to the effect of the 1998 acquisitions of Spargo Wire Company, Inc. and Italtrecce S.r.l. and the higher unit volume in the Wire Harness Segment.

Depreciation and amortization was $10.2 million for the three months ended March 31, 1999 compared to $9.1 million for the same period in 1998. The increase of $1.1 million was primarily the result of depreciation of property, plant and equipment additions.

Effective January 1, 1999, the Company adopted Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities," which requires costs of start-up activities and organization costs to be expensed as incurred. In the quarter ended March 31, 1999, the Company had a charge of $4.0 million related to the cumulative effect of this change in accounting principle. There was no such charge in the first quarter of 1998.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Net cash provided by operating activities improved to $21.7 million for the three months ended March 31, 1999, compared to $19.7 million for the three months ended March 31, 1998. This increase was primarily due to the increase in income before non-cash charges such as depreciation and amortization and the cumulative effect of a change in accounting principle.

Net cash used in investing activities, representing capital expenditures, was $8.5 million for the three months ended March 31, 1999, compared to $8.3 million for the three months ended March 31, 1998.

Net cash used in financing activities was $10.8 million for the three months ended March 31, 1999, compared to $2.3 million for the same period in 1998. This increase is due to higher debt repayments, including repayments of borrowings under the Company's revolving credit facility.

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


IMPACT OF YEAR 2000 ISSUE
-------------------------

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

Based on the review team's assessment, the Company determined that it would be required to replace approximately 60 percent of its existing financial and operational software with Year 2000 compliant software so that its computer systems will properly utilize dates beyond December 31, 1999. In 1998, the Company selected and purchased a software package that is Year 2000 compliant to replace the existing systems deemed to be non-compliant and the appropriate computer hardware and network equipment necessary to run the new software package. As of March 31, 1999, the Company had completed testing of the new software and installed the necessary computer hardware and network equipment. The Company has also successfully implemented the new software at the majority of its operating facilities. The Company expects the installation of the new software at the remainder of the non-compliant locations to be substantially complete by mid-1999.

The Company will utilize both internal and external resources to replace and test the software for Year 2000 modifications. The total cost of the project is estimated to be approximately $7.5 million. As of March 31, 1999, approximately $6.4 million of the costs have been incurred. The majority of the expenditures relate to the purchase of new software, hardware and consulting costs that will be capitalized and is being funded through operating cash flows.

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

The Company has also reviewed the Year 2000 status of its machinery and equipment utilized in the manufacturing process. The Company has identified certain non-critical equipment that is not Year 2000 compliant and has begun corrective procedures. The Company does not expect the costs associated with updating or replacing non Year 2000 compliant equipment to be material.

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

            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK


The Company does not ordinarily hold market risk sensitive instruments for trading purposes. The Company does, however, recognize market risk from interest rate, foreign currency exchange and commodity price exposure.

INTEREST RATE RISK
------------------

At March 31, 1999, approximately $195 million of the Company's long-term debt, specifically, borrowings outstanding under the Senior Bank Facility and IRBs, bears interest at variable rates. Accordingly, the Company's net income and after tax cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a two percentage point change in the average interest rate under these borrowings, it is estimated that the Company's interest expense for the three months ended March 31, 1999 would have increased by approximately $1.0 million, resulting in a decrease to the Company's net income and after tax cash flow of approximately $0.6 million. In the event of an adverse change in interest rates, management would likely take actions that would mitigate the Company's exposure; however, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such actions. Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment. Additionally, there can be no assurances that increases in interest rates will not exceed the above projected interest rates.

FOREIGN CURRENCY RISK
---------------------

The Company has operations in Mexico, the Philippines and Italy. While the majority of the Company's foreign transactions are denominated in the U.S. dollar, some transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. The Company is most vulnerable to changes in the U.S. dollar/Mexican peso exchange rate. The following example illustrates the potential impact of U.S. dollar/Mexican peso exchange rate fluctuations on the operating results and cash flows of the Company. Assuming the current level of Mexican peso requirements and assuming the Mexican peso traded at a rate that was 10% stronger against the U.S. dollar than the actual exchange rate at March 31, 1999, throughout the quarter, it is estimated that the Company's operating expenses for the three months ended March 31, 1999 would have increased by approximately $1.3 million, resulting in a decrease to the Company's net income and after tax cash flow of approximately $0.8 million. In the event of an adverse change in the U.S. dollar/Mexican peso exchange rate, management would likely take actions that would mitigate the Company's exposure; however, due to the uncertainty of the actions that would be taken and their possible effects, this hypothetical analysis assumes no such actions. Further, this hypothetical analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment. Additionally, there can be no assurances that the U.S. dollar/Mexican peso exchange rate will correspond to the above example.

COMMODITY PRICE RISK
--------------------

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

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)
       Exhibits
       Exhibit 27.1 - Financial Data Schedule

(b) Reports on Form 8-K No reports on Form 8-K have been filed during the three months ended March 31, 1999.

                                   SIGNATURES




Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                      INTERNATIONAL WIRE GROUP, INC.


Dated:  May 14, 1999                  By   : /s/ DAVID M. SINDELAR
                                             -----------------------
                                      Name : David M. Sindelar
                                      Title: Senior Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer)


                                      By   : /s/ GLENN J. HOLLER
                                             -----------------------
                                      Name : Glenn J. Holler
                                      Title: Vice President - Finance
                                             (Chief Accounting Officer)

                                 EXHIBIT INDEX


       Exhibit 27.1 - Financial Data Schedule