Form 10-Q
period 1999-06-30
INTERNATIONAL WIRE GROUP INC
filed 1999-08-13
CIK 947429

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   June 30, 1999
                               ------------------------------------------------

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

                                 YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                   Outstanding at
                     Class                         July 31, 1999
          ---------------------------              --------------
            Common Stock                               1,000

                         INTERNATIONAL WIRE GROUP, INC.


                                      INDEX

PART I - FINANCIAL INFORMATION                                                                                        Page
                                                                                                                      ----
  International Wire Group, Inc.
      Condensed Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998.......................             3
      Condensed Consolidated Statements of Operations for the Three Months and Six Months Ended June 30,
           1999 and 1998....................................................................................             4
      Condensed Consolidated Statements of Cash Flows for the Three Months and Six Months Ended June 30,
           1999 and 1998....................................................................................             5
      Notes to Condensed Consolidated Financial Statements....................................................           6
      Management's Discussion and Analysis of Financial Condition and Results of Operations.................            16
      Quantitative and Qualitative Disclosure About Market Risk.............................................            20

PART II - OTHER INFORMATION................................................................................             22

SIGNATURES.................................................................................................             23

                         INTERNATIONAL WIRE GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                  June 30,      December 31,
                                                                 ----------     ------------
                                                                    1999            1998
                                                                 ----------     ------------
                                                                 (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents ................................     $    3,648      $     --
  Accounts receivable, less allowance of $2,466
    and $2,633, respectively ...............................         88,094          81,369
  Inventories ..............................................         67,603          82,968
  Other current assets .....................................         25,810          28,617
                                                                 ----------      ----------
    Total current assets ...................................        185,155         192,954
Property, plant and equipment, net .........................        180,705         178,647
Intangibles and other assets ...............................        262,797         267,513
                                                                 ----------      ----------
    Total assets ...........................................     $  628,657      $  639,114
                                                                 ==========      ==========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities:
  Current maturities of long-term obligations ..............     $    6,566      $    6,222
  Accounts payable .........................................         40,624          34,461
  Accrued and other liabilities ............................         50,553          60,922
  Accrued interest .........................................          4,516           3,674
                                                                 ----------      ----------
    Total current liabilities ..............................        102,259         105,279
Long-term obligations, less current maturities .............        508,252         520,983
Other long-term liabilities ................................         42,688          44,412
                                                                 ----------      ----------
    Total liabilities ......................................        653,199         670,674
Stockholder's equity (deficit):
  Common stock, $.01 par value, 1,000 shares
    authorized, issued and outstanding .....................              0               0
  Contributed capital ......................................        114,214         114,172
  Carryover of predecessor basis ...........................        (67,762)        (67,762)
  Accumulated deficit ......................................        (70,994)        (77,970)
                                                                 ----------      ----------
    Total stockholder's equity (deficit) ...................        (24,542)        (31,560)
                                                                 ----------      ----------
    Total liabilities and stockholder's equity (deficit) ...     $  628,657      $  639,114
                                                                 ==========      ==========


   See accompanying notes to the condensed consolidated financial statements.

                         INTERNATIONAL WIRE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)
                                   (Unaudited)

                                                 Three Months                    Six Months
                                                Ended June 30,                 Ended June 30,
                                         --------------------------      --------------------------
                                            1999            1998            1999            1998
                                         ----------      ----------      ----------      ----------
Net sales ..........................     $  168,284      $  163,734      $  329,235      $  337,740
Operating expenses:
  Cost of goods sold ...............        118,851         116,373         232,768         245,169
  Selling, general and
   administrative expenses .........         16,387          15,459          32,805          30,928
  Depreciation and
   amortization ....................         10,513          10,114          20,696          19,181
                                         ----------      ----------      ----------      ----------
Operating income ...................         22,533          21,788          42,966          42,462
Other income (expense):
  Interest expense .................        (12,519)        (12,541)        (24,997)        (25,584)
  Amortization of deferred financing
   costs ...........................           (970)           (951)         (1,942)         (1,904)
  Other, net .......................           --                13            --                17
                                         ----------      ----------      ----------      ----------
Income before income tax
  provision and cumulative effect of
  change in accounting principle ...          9,044           8,309          16,027          14,991
Income tax provision ...............          3,799           3,365           6,732           6,131
                                         ----------      ----------      ----------      ----------
Income before cumulative effect
  of change in accounting
  principle ........................          5,245           4,944           9,295           8,860
Cumulative effect of change in
  accounting for start-up costs,
  net of tax benefit of $1,679 .....           --              --            (2,319)           --
                                         ----------      ----------      ----------      ----------
Net income .........................     $    5,245      $    4,944      $    6,976      $    8,860
                                         ==========      ==========      ==========      ==========


   See accompanying notes to the condensed consolidated financial statements.

                         INTERNATIONAL WIRE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                          Six Months
                                                                        Ended June 30,
                                                                 --------------------------
                                                                    1999            1998
                                                                 ----------      ----------
Cash flows provided by (used in) operating activities:
  Net income ...............................................     $    6,976      $    8,860
  Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
    Depreciation and amortization ..........................         22,638          21,085
    Cumulative effect of change in accounting
     for start-up costs ....................................          3,998            --
    Change in assets and liabilities, net of
     acquisitions:
      Accounts receivable ..................................         (6,725)          3,992
      Inventories ..........................................         15,365           8,253
      Other assets .........................................         (4,435)          2,765
      Accounts payable .....................................          6,163         (16,873)
      Accrued and other liabilities ........................        (10,369)          1,867
      Accrued interest .....................................            842              88
      Other long-term liabilities ..........................         (1,724)         (1,100)
                                                                 ----------      ----------
Net cash provided by operating activities ..................         32,729          28,937
                                                                 ----------      ----------
Cash flows used in investing activities:
  Acquisitions, net of cash ................................           --            (7,738)
  Capital expenditures .....................................        (16,508)        (16,089)
                                                                 ----------      ----------
Net cash used in investing activities ......................        (16,508)        (23,827)
                                                                 ----------      ----------
Cash flows provided by (used in) financing activities:
  Equity proceeds ..........................................             42            --
  Repurchase of stock of Holding ...........................           (228)           --
  Repayment of long-term obligations .......................         (3,387)           (439)
  Repayment on revolver (net) ..............................         (9,000)           --
  Financing fees and other .................................           --              (122)
                                                                 ----------      ----------
Net cash used in financing activities ......................        (12,573)           (561)
                                                                 ----------      ----------
Net change in cash and cash equivalents ....................          3,648           4,549
Cash at beginning of the period ............................           --              --
                                                                 ----------      ----------
Cash at end of the period ..................................     $    3,648      $    4,549
                                                                 ==========      ==========


   See accompanying notes to the condensed consolidated financial statements.

                         INTERNATIONAL WIRE GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)
                                   (Unaudited)

1.    Basis of Presentation

      Unaudited Interim Condensed Consolidated Financial Statements

      The unaudited interim condensed consolidated financial statements reflect all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of the Company. The results for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for a full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998.

      Statement of Cash Flows

      Interest paid for the six months ended June 30, 1999 and 1998, was approximately $24,200 and $25,500, respectively. Total income taxes paid for the six months ended June 30, 1999 and 1998, was approximately $200 and $2,100, respectively.

      Change in Accounting Principle

      In April 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities," which requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company adopted SOP 98-5 effective January 1, 1999. The Company had $3,998 in net capitalized start-up costs remaining at December 31, 1998, which the Company expensed in accordance with SOP 98-5 at January 1, 1999.

      Recently Issued Accounting Standards

      In June 1998, the FASB adopted Statement of Financial Accounting Standards ("SFAS") No.133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No.133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No.133 is effective for fiscal years beginning after June 15, 2000. The Company believes that the future adoption of this statement will not have a significant impact on the results of operations or financial position of the Company.

                         INTERNATIONAL WIRE GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)


2.    Inventories

      The composition of inventories at June 30, 1999 is as follows:

      Raw materials...............................................  $   24,828
      Work-in-process ............................................       8,111
      Finished goods .............................................      34,664
                                                                    ----------
         Total ...................................................  $   67,603
                                                                    ==========

      The carrying value of inventories on a last-in, first-out basis, at June 30, 1999, approximates its current cost.

3.    Long-Term Obligations

      The composition of long-term obligations at June 30, 1999 is as follows:

      Amended and Restated Credit Agreement:
        Revolving credit facility.................................  $     --
        Term facility ............................................     177,875
      Senior Subordinated Notes...................................     150,000
      Series B Senior Subordinated Notes..........................     150,000
      Series B Senior Subordinated Notes Premium..................      10,653
      Industrial revenue bonds....................................      15,500
      Other ......................................................      10,790
                                                                    ----------
                                                                       514,818
      Less, current maturities....................................       6,566
                                                                    ----------
                                                                    $  508,252
                                                                    ==========

      The Company's Amended and Restated Credit Agreement relating to its senior credit facility contains several financial covenants which, among other things, require the Company to maintain certain financial ratios and restrict the Company's ability to incur indebtedness, make capital expenditures and pay dividends.

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

                         INTERNATIONAL WIRE GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)


4.    Plant Closing Expense

      A summary of activity related to plant closings is as follows:

                                                                     Six Months
                                                                       Ended
                                                                      June 30,
                                                             --------------------------
                                                                1999            1998
                                                             ----------      ----------
Balance, beginning of period ...........................     $    1,079      $    1,445
Charges to operations:
  Facility shut-down costs .............................           --              --
  Lease commitments ....................................           --              --
  Key personnel and severance costs ....................           --              --
                                                             ----------      ----------
                                                                   --              --
                                                             ----------      ----------
Costs incurred:
  Facility shut-down costs .............................           (812)            (45)
  Lease commitments ....................................           --              (236)
  Key personnel and severance costs ....................           --               (61)
                                                             ----------      ----------
                                                                   (812)           (342)
                                                             ----------      ----------
Balance, end of period .................................     $      267      $    1,103
                                                             ==========      ==========

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

      The table below presents information about reported segments for the three and six months ended June 30, 1999 and 1998:

                                                          Wire
                                           Wire          Harness      Consolidated
                                        ----------      ----------    ------------
THREE MONTHS ENDED JUNE 30,
1999
Sales .............................     $  124,884      $   52,440     $  177,324
Intersegment sales ................         (9,040)           --           (9,040)
                                        ----------      ----------     ----------
Sales to customers ................        115,844          52,440        168,284
Operating income ..................     $   16,718      $    5,815     $   22,533

1998
Sales .............................     $  126,801      $   42,969     $  169,770
Intersegment sales ................         (6,036)           --           (6,036)
                                        ----------      ----------     ----------
Sales to customers ................        120,765          42,969        163,734
Operating income ..................     $   16,073      $    5,715     $   21,788

                         INTERNATIONAL WIRE GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

                                                          Wire
                                           Wire          Harness      Consolidated
                                        ----------      ----------    ------------
SIX MONTHS ENDED JUNE 30,
1999
Sales .............................     $  244,302      $  102,140     $  346,442
Intersegment sales ................        (17,207)           --          (17,207)
                                        ----------      ----------     ----------
Sales to customers ................        227,095         102,140        329,235
Operating income ..................     $   31,058      $   11,908     $   42,966

1998
Sales .............................     $  262,139      $   87,700     $  349,839
Intersegment sales ................        (12,099)           --          (12,099)
                                        ----------      ----------     ----------
Sales to customers ................        250,040          87,700        337,740
Operating income ..................     $   31,043      $   11,419     $   42,462

      Reconciliation of total operating income for reportable segments to consolidated income before income tax provision for the quarters ended June 30, 1999 and 1998 and consolidated income before income tax provision and cummulative effect of change in accounting principal for the six months ended June 30, 1997 and 1998 are as follows:

                                                                 Three Months Ended
                                                                     June 30,
                                                             --------------------------
                                                                1999            1998
                                                             ----------      ----------
Total operating income for
  reportable segments ..................................     $   22,533      $   21,788
Other income (expense):
  Interest expense .....................................        (12,519)        (12,541)
  Amortization of deferred
    financing costs ....................................           (970)           (951)
  Other, net ...........................................           --                13
                                                             ----------      ----------
Consolidated income before
  income tax provision .................................     $    9,044      $    8,309
                                                             ==========      ==========

                                                                  Six Months Ended
                                                                     June 30,
                                                             --------------------------
                                                                1999            1998
                                                             ----------      ----------
Total operating income for
  reportable segments ..................................     $   42,966      $   42,462
Other income (expense):
  Interest expense .....................................        (24,997)        (25,584)
  Amortization of deferred
    financing costs ....................................         (1,942)         (1,904)
  Other, net ...........................................           --                17
                                                             ----------      ----------
Consolidated income before
  income tax provision and
  cumulative effect of change
  in accounting principle ..............................     $   16,027      $   14,991
                                                             ==========      ==========

                         INTERNATIONAL WIRE GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)


6.    Guarantor Subsidiaries

      The Senior Notes are fully and unconditionally (as well as jointly and severally) guaranteed on an unsecured, senior subordinated basis by each subsidiary of the Company (the "Guarantor Subsidiaries") other than Electro Componentes de Mexico, S.A. de C.V., Wirekraft Industries de Mexico, S.A. de C.V., IWG-Philippines, Inc., IWG International, Inc. and Italtrecce-Societa Italiana Trecce & Affini S.r.l. ("Italtrecce") (collectively, the "Non-Guarantor Subsidiaries"). Each of the Guarantor Subsidiaries and Non-Guarantor Subsidiaries is wholly owned by the Company.

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

                         INTERNATIONAL WIRE GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

                                                                               TOTAL
                                                                TOTAL           NON-
                                                COMPANY       GUARANTOR      GUARANTOR    ELIMINATIONS      TOTAL
                                               ----------     ----------     ----------   ------------    ----------
BALANCE SHEET
    AS OF JUNE 30, 1999

ASSETS
    Cash and cash equivalents .............    $     --       $    3,646     $        2    $     --       $    3,648
    Accounts receivable ...................          --           83,724          9,119        (4,749)        88,094
    Inventories ...........................          --           67,016            587          --           67,603
    Other assets ..........................          --           24,883            927          --           25,810
                                               ----------     ----------     ----------    ----------     ----------
       Total current assets ...............          --          179,269         10,635        (4,749)       185,155
    Property, plant and equipment,
      net .................................          --          153,215         27,490          --          180,705
    Investment in subsidiaries ............       632,102           --             --        (632,102)          --
    Intangibles and other assets ..........        19,293        234,734          8,770          --          262,797
                                               ----------     ----------     ----------    ----------     ----------
       Total assets .......................    $  651,395     $  567,218     $   46,895    $ (636,851)    $  628,657
                                               ==========     ==========     ==========    ==========     ==========

LIABILITIES AND STOCKHOLDER'S EQUITY
(DEFICIT)

    Current liabilities ...................    $   18,132     $   81,976     $    6,900    $   (4,749)    $  102,259
    Long-term obligations, less
      current maturities ..................       489,979         17,992            281          --          508,252
    Other long-term liabilities ...........          --           42,688           --            --           42,688
    Intercompany (receivable) payable .....       100,064       (127,069)        27,005          --             --
                                               ----------     ----------     ----------    ----------     ----------
       Total liabilities ..................       608,175         15,587         34,186        (4,749)       653,199
    Stockholder's equity
      (deficit):
     Common stock .........................             0              0              0             0              0
     Contributed capital ..................       114,214        572,128          6,118      (578,246)       114,214
     Carryover of predecessor basis .......          --          (67,762)          --            --          (67,762)
     Retained earnings (accumulated
        deficit) ..........................       (70,994)        47,265          6,591       (53,856)       (70,994)
                                               ----------     ----------     ----------    ----------     ----------
       Total stockholder's equity
         (deficit) ........................        43,220        551,631         12,709      (632,102)       (24,542)
                                               ----------     ----------     ----------    ----------     ----------
         Total liabilities and
         stockholder's equity
           (deficit) ......................    $  651,395     $  567,218     $   46,895    $ (636,851)    $  628,657
                                               ==========     ==========     ==========    ==========     ==========

                         INTERNATIONAL WIRE GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

                                                                               TOTAL
                                                                TOTAL           NON-
                                                COMPANY       GUARANTOR      GUARANTOR    ELIMINATIONS      TOTAL
                                               ----------     ----------     ----------   ------------    ----------
BALANCE SHEET
    AS OF DECEMBER 31, 1998

ASSETS
    Cash and cash equivalents .............    $     --       $     --       $     --      $     --       $     --
    Accounts receivable ...................          --           79,444          2,969        (1,044)        81,369
    Inventories ...........................          --           80,803          2,165          --           82,968
    Other assets ..........................          --           23,414          5,203          --           28,617
                                               ----------     ----------     ----------    ----------     ----------
       Total current assets ...............          --          183,661         10,337        (1,044)       192,954
    Property, plant and equipment,
      net .................................          --          153,587         25,060          --          178,647
    Investment in subsidiaries ............       666,004           --             --        (666,004)          --
    Intangibles and other assets ..........        20,265        242,338          4,910          --          267,513
                                               ----------     ----------     ----------    ----------     ----------
       Total assets .......................    $  686,269     $  579,586     $   40,307    $ (667,048)    $  639,114
                                               ==========     ==========     ==========    ==========     ==========

LIABILITIES AND STOCKHOLDER'S EQUITY
  (DEFICIT)

    Current liabilities ...................    $    8,424     $   90,215     $    7,684    $   (1,044)    $  105,279
    Long-term obligations, less
       current maturities .................       500,795         19,840            348          --          520,983
    Other long-term liabilities ...........          --           44,412           --            --           44,412
    Intercompany (receivable) payable .....       140,848       (167,245)        26,397          --             --
                                               ----------     ----------     ----------    ----------     ----------
       Total liabilities ..................       650,067        (12,778)        34,429        (1,044)       670,674
    Stockholder's equity (deficit)
     Common stock .........................             0              0              0          --                0
     Contributed capital ..................       114,172        572,012          6,118      (578,130)       114,172
     Carryover of predecessor basis .......          --          (67,762)          --            --          (67,762)
     Retained earnings (accumulated
        deficit) ..........................       (77,970)        88,114           (240)      (87,874)       (77,970)
                                               ----------     ----------     ----------    ----------     ----------
       Total stockholder's equity
         (deficit) ........................        36,202        592,364          5,878      (666,004)       (31,560)
                                               ----------     ----------     ----------    ----------     ----------
         Total liabilities and
         stockholder's equity
           (deficit) ......................    $  686,269     $  579,586     $   40,307    $ (667,048)    $  639,114
                                               ==========     ==========     ==========    ==========     ==========

                         INTERNATIONAL WIRE GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

                                                                               TOTAL
                                                                TOTAL           NON-
                                                COMPANY       GUARANTOR      GUARANTOR    ELIMINATIONS      TOTAL
                                               ----------     ----------     ----------   ------------    ----------
STATEMENT OF OPERATIONS
  FOR THE THREE MONTHS ENDED JUNE 30, 1999

Net sales .................................    $     --       $  164,163     $   24,197    $  (20,076)    $  168,284
Operating expenses:
    Cost of goods sold ....................          --          128,101         10,826       (20,076)       118,851
    Selling, general and
      administrative expenses .............          --           12,012          4,375          --           16,387
    Depreciation and amortization .........          --            8,625          1,888          --           10,513
                                               ----------     ----------     ----------    ----------     ----------
Operating income ..........................          --           15,425          7,108          --           22,533
Other income (expense):
    Interest expense ......................       (12,239)          (280)          --            --          (12,519)
    Amortization of deferred
      financing costs .....................         1,864         (2,834)          --            --             (970)
    Equity in net income
    (loss) of subsidiaries ................        15,620           --             --         (15,620)          --
                                               ----------     ----------     ----------    ----------     ----------
Income before income tax provision ........         5,245         12,311          7,108       (15,620)         9,044
Income tax provision ......................          --            3,542            257          --            3,799
                                               ----------     ----------     ----------    ----------     ----------

Net income (loss) .........................    $    5,245     $    8,769     $    6,851    $  (15,620)    $    5,245
                                               ==========     ==========     ==========    ==========     ==========


                                                                               TOTAL
                                                                TOTAL           NON-
                                                COMPANY       GUARANTOR      GUARANTOR    ELIMINATIONS      TOTAL
                                               ----------     ----------     ----------   ------------    ----------
STATEMENT OF OPERATIONS
  FOR THE THREE MONTHS ENDED JUNE 30, 1998

Net sales .................................    $     --       $  163,734     $    9,243    $   (9,243)    $  163,734
Operating expenses
  Cost of goods sold ......................          --          121,450          4,166        (9,243)       116,373
  Selling, general and
administrative expenses ...................          --           12,101          3,358          --           15,459
  Depreciation and amortization ...........          --            8,844          1,270          --           10,114
                                               ----------     ----------     ----------    ----------     ----------
Operating income (loss) ...................          --           21,339            449          --           21,788
Other income (expense):
  Interest expense ........................       (12,506)           (35)          --            --          (12,541)
  Amortization of deferred financing
    costs .................................          (951)          --             --            --             (951)
  Equity in net income (loss) of
    subsidiaries ..........................        18,401           --             --         (18,401)          --
  Other ...................................          --               12              1          --               13
                                               ----------     ----------     ----------    ----------     ----------
Income (loss) before income tax
  provision ...............................         4,944         21,316            450       (18,401)         8,309
Income tax provision ......................          --            3,244            121          --            3,365
                                               ----------     ----------     ----------    ----------     ----------

Net income (loss) .........................    $    4,944     $   18,072     $      329    $  (18,401)    $    4,944
                                               ==========     ==========     ==========    ==========     ==========

                         INTERNATIONAL WIRE GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

                                                                               TOTAL
                                                                TOTAL           NON-
                                                COMPANY       GUARANTOR      GUARANTOR    ELIMINATIONS      TOTAL
                                               ----------     ----------     ----------   ------------    ----------
STATEMENT OF OPERATIONS
  FOR THE SIX MONTHS ENDED JUNE 30, 1999

Net sales .................................    $     --       $  320,274     $   43,292    $  (34,331)    $  329,235
Operating expenses:
    Cost of goods sold ....................          --          245,771         21,328       (34,331)       232,768
    Selling, general and administrative
      expenses ............................          --           23,438          9,367          --           32,805
    Depreciation and amortization .........          --           15,606          5,090          --           20,696
                                               ----------     ----------     ----------    ----------     ----------
Operating income ..........................          --           35,459          7,507          --           42,966
Other income (expense):
    Interest expense ......................       (24,445)          (552)          --            --          (24,997)
    Amortization of deferred
      financing costs .....................        (1,942)          --             --          (1,942)
    Equity in net income
    (loss) of subsidiaries ................        33,363           --             --         (33,363)          --
                                               ----------     ----------     ----------    ----------     ----------
Income before income tax
  provision and cumulative
  effect of change in
  accounting principle ....................         6,976         34,907          7,507       (33,363)        16,027
Income tax provision ......................          --            6,056            676          --            6,732
                                               ----------     ----------     ----------    ----------     ----------
Income before cumulative effect of change
  in accounting principle .................         6,976         28,851          6,831       (33,363)         9,295
Cumulative effect of change in
  accounting for start-up costs,
  net of tax benefit of $1,679 ............          --           (2,319)          --            --           (2,319)
                                               ----------     ----------     ----------    ----------     ----------

Net income (loss) .........................    $    6,976     $   26,532     $    6,831    $  (33,363)    $    6,976
                                               ==========     ==========     ==========    ==========     ==========


                                                                               TOTAL
                                                                TOTAL           NON-
                                                COMPANY       GUARANTOR      GUARANTOR    ELIMINATIONS      TOTAL
                                               ----------     ----------     ----------   ------------    ----------
STATEMENT OF OPERATIONS
  FOR THE SIX MONTHS ENDED JUNE 30, 1998

Net sales .................................    $     --       $  337,740     $   15,125    $  (15,125)    $  337,740
Operating expenses
  Cost of goods sold ......................          --          251,699          8,595       (15,125)       245,169
  Selling, general and administrative
    expenses ..............................          --           24,291          6,637          --           30,928
  Depreciation and amortization ...........          --           17,095          2,086          --           19,181
                                               ----------     ----------     ----------    ----------     ----------
Operating income (loss) ...................          --           44,655         (2,193)         --           42,462
Other income (expense):
  Interest expense ........................       (25,514)           (70)          --            --          (25,584)
  Amortization of deferred
    financing costs .......................        (1,904)          --             --            --           (1,904)
  Equity in net income (loss) of
    subsidiaries ..........................        36,278           --             --         (36,278)          --
  Other ...................................          --               16              1          --               17
                                               ----------     ----------     ----------    ----------     ----------
Income (loss) before income tax
  provision ...............................         8,860         44,601         (2,192)      (36,278)        14,991
Income tax provision ......................          --            5,798            333          --            6,131
                                               ----------     ----------     ----------    ----------     ----------

Net income (loss) .........................    $    8,860     $   38,803     $   (2,525)   $  (36,278)    $    8,860
                                               ==========     ==========     ==========    ==========     ==========

                         INTERNATIONAL WIRE GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

                                                                               TOTAL
                                                                TOTAL           NON-
                                                COMPANY       GUARANTOR      GUARANTOR    ELIMINATIONS      TOTAL
                                               ----------     ----------     ----------   ------------    ----------
STATEMENT OF CASH FLOWS
  FOR THE SIX MONTHS ENDED JUNE 30,1999

Net cash from operating activities ........    $   12,199     $   16,025     $    4,505    $     --       $   32,729
                                               ----------     ----------     ----------    ----------     ----------
Cash flows used in investing
  activities for capital
  expenditures ............................          --          (12,072)        (4,436)         --          (16,508)
                                               ----------     ----------     ----------    ----------     ----------
Cash flows provided by (used in) financing
  activities:
    Equity proceeds .......................            42           --             --            --               42
    Repurchase of stock ...................          (228)          (228)
    Repayment on revolver .................        (9,000)          --             --            --           (9,000)
    Repayment of long-term
      obligations .........................        (3,013)          (307)           (67)         --           (3,387)
                                               ----------     ----------     ----------    ----------     ----------
Net cash provided by (used in) financing
  activities ..............................       (12,199)          (307)           (67)         --          (12,573)
                                               ----------     ----------     ----------    ----------     ----------

Net change in cash and cash equivalents ...    $     --       $    3,646     $        2    $     --       $    3,648
                                               ==========     ==========     ==========    ==========     ==========


                                                                               TOTAL
                                                                TOTAL           NON-
                                                COMPANY       GUARANTOR      GUARANTOR    ELIMINATIONS      TOTAL
                                               ----------     ----------     ----------   ------------    ----------
STATEMENT OF CASH FLOWS
  FOR THE SIX MONTHS ENDED
    JUNE 30, 1998

Net cash from operating
  activities ..............................    $      691     $   16,930     $    7,446    $    3,870     $   28,937
Cash flows used in investing
  activities:
  Acquisition, net of cash ................          --           (7,738)          --            --           (7,738)
  Capital expenditures ....................          --           (6,153)        (9,936)         --          (16,089)
                                               ----------     ----------     ----------    ----------     ----------
Net cash used in investing
  activities ..............................          --          (13,891)        (9,936)         --          (23,827)
                                               ----------     ----------     ----------    ----------     ----------
Cash flows provided by (used in)
  financing activities:
  Equity proceeds .........................          --              100          3,770        (3,870)          --
  Repayment of long-term
   obligations ............................          (691)           252           --            --             (439)
  Financing fees and other ................          --             (122)          --            --             (122)
                                               ----------     ----------     ----------    ----------     ----------
Net cash provided by (used in)
  financing activities ....................          (691)           230          3,770        (3,870)          (561)
                                               ----------     ----------     ----------    ----------     ----------
Net change in cash and cash equivalents ...    $     --       $    3,269     $    1,280    $     --       $    4,549
                                               ==========     ==========     ==========    ==========     ==========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company conducts its operations through two segments: (i) wire products, which includes both bare wire and insulated wire products, and (ii) wire harness products. The following discussion and analysis includes the results of operations for the three and six months ended June 30, 1999 compared to the three and six months ended June 30, 1998.

Included in the three and six months ended June 30, 1999, are the results of operations of Spargo Wire Company, Inc. ("Spargo Wire"), which was acquired on April 1, 1998, and Italtrecce, which was acquired on July 1, 1998.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

Net sales for the quarter were $168.3 million, a $4.6 million, or 2.8%, increase compared to the second quarter of 1998. Increases in Wire Harness Segment sales were partially offset by the impact of a decrease in the average cost and selling price of copper and a decrease in Wire Segment sales. In general, the Company prices its wire products based on a spread over the cost of copper, which results in a decreased dollar value of sales when copper costs decrease. The average price of copper based on the New York Mercantile Exchange, Inc. ("COMEX") decreased to $0.67 per pound during the quarter from $0.78 per pound during the three months ended June 30, 1998.

Wire Segment sales were $115.8 million, a decrease of $4.9 million, or 4.1%, in the quarter compared to the three months ended June 30, 1998, as a result of the lower costs and selling price of copper and a decrease in volume to industrial customers, primarily mass transit, mining and oil exploration suppliers. This decrease was partially offset by an increase in sales of appliance lead wire and an increase in demand within the electronics/data communications market. Within the Wire Harness Segment, net sales for the quarter were $52.5 million, a $9.5 million, or 22.0%, increase compared to the second quarter of 1998. The increase in sales resulted from growth in consumer demand and production within the appliance industry along with additional volume from new and existing customers.

Cost of goods sold as a percentage of sales improved to 70.6% for the three months ended June 30, 1999 from 71.1% for the three months ended June 30, 1998. This improvement was primarily the result of lower copper prices. Cost reductions achieved from material savings, improved operating efficiencies and equipment upgrades also contributed to the improvement.

Selling, general and administrative expenses increased $0.9 million to $16.4 million for the three months ended June 30, 1999 compared to $15.5 million for the same period in 1998 due to the effect of the 1998 acquisition of Italtrecce and the higher unit volume in the Wire Harness Segment.

Depreciation and amortization was $10.5 million for the three months ended June 30, 1999 compared to $10.1 million for the same period in 1998. The increase of $0.4 million was primarily the result of depreciation of property, plant and equipment additions.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

Net sales for the six months ended June 30, 1999 were $329.2 million, a $8.5 million, or 2.5%, decrease compared to the first half of 1998. Increases in unit volume in the Wire Harness Segment were offset by the impact of a decrease in the average cost and selling price of copper and a reduction in sales volume in the Wire Segment. The average price for copper based on COMEX decreased to $0.65 per pound during the six months ended June 30, 1999 from $0.78 per pound for the six months ended June 30, 1998.

Wire Segment sales were $227.1 million and decreased $22.9 million, or 9.2%, in the six months ended June 30, 1999 as compared to the six months ended June 30, 1998, as a result of lower copper costs and selling prices and a decrease in the sales of automotive lead wire in the first quarter. Within the Wire Harness Segment, net sales for the six months ended June 30, 1998 were $102.1 million, representing a $14.4 million, or 16.5%, increase compared to the second quarter of 1998. This increase is the result of high consumer demand and production levels within the appliance industry and additional volume from new and existing customers.

Cost of goods sold as a percentage of sales improved to 70.7% for the six months ended June 30, 1999 from 72.6% for the six months ended June 30, 1998. This improvement reflected cost reductions achieved from material savings, improved operating efficiencies, equipment upgrades and the impact of lower copper prices.

Selling, general and administrative expenses were $32.8 million for the six months ended June 30, 1999, compared to $30.9 million for the same period in 1998. This $1.9 million increase primarily reflected the addition of Italtrecce and Spargo Wire and the increased sales volume in the Wire Harness Segment.

Depreciation and amortization was $20.7 million for the six months ended June 30, 1999 compared to $19.2 million for the same period in 1998. The increase of $1.5 million was primarily the result of depreciation of property, plant and equipment additions.

Effective January 1, 1999, the Company adopted Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities," which requires costs of start-up activities and organization costs to be expensed as incurred. In the quarter ended March 31, 1999, the Company had a charge of $4.0 million related to the cumulative effect of this change in accounting principle. There was no such charge in the six months ended June 30,1998.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities improved to $32.7 million for the six months ended June 30, 1999, compared to $28.9 million for the six months ended June 30, 1998. This increase was primarily due to the increase in income before non-cash charges such as depreciation and amortization and the cumulative effect of a change in accounting principle and a reduction of working capital requirements.

Net cash used in investing activities was $16.5 million and $23.8 million for the six months ended June 30, 1999 and 1998, respectively. This decrease was primarily due to $7.7 million used for acquisitions in 1998 with no such expenditures in 1999.

Net cash used in financing activities was $12.6 million and $0.6 million for the six months ended June 30, 1999 and 1998, respectively. This increase is primarily due to higher debt repayments, including repayments of borrowings under the Company's revolving credit facility.

The Company's ability to fund its liquidity and capital requirements and to pay its indebtedness is limited to its ability to receive dividends and other distributions from its subsidiaries. The Company's Amended and Restated Credit Agreement and its Senior Notes prohibit the Company from imposing certain restrictions on the ability of its subsidiaries to pay dividends or make other distributions to the Company. As of June 30, 1999, the Company had $51.4 million of unused borrowing capacity under its revolving credit facility.

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

Based on the review team's assessment, the Company determined that it would be required to replace approximately 60 percent of its existing financial and operational software with Year 2000 compliant software so that its computer systems will properly utilize dates beyond December 31, 1999. In 1998, the Company purchased a software package that is Year 2000 compliant to replace the existing systems deemed to be non-compliant and the appropriate computer hardware and network equipment necessary to run the new software package. As of June 30, 1999, the Company had successfully tested and implemented the new software at all of the non-compliant facilities and installed the necessary computer hardware and network equipment.

The Company utilized both internal and external resources to replace and test the software for Year 2000 modifications. The total cost of the project is estimated to be approximately $7.5 million. As of June 30, 1999, approximately $7.2 million of the costs have been incurred. The majority of the expenditures relate to the purchase of new software, hardware and consulting costs that will be capitalized and is being funded through operating cash flows.

The Company has also reviewed the Year 2000 status of its machinery and equipment utilized in the manufacturing process. The Company has identified certain non-critical equipment that is not Year 2000 compliant and has begun corrective procedures. The Company does not expect the costs associated with updating or replacing non Year 2000 compliant equipment to be material.

The Company continues to evaluate the external risks associated with the Year 2000 Issue. All critical or significant suppliers have been identified and have been surveyed regarding their Year 2000 readiness. Additionally, the Company is in constant contact with significant customers regarding the status of both the Company's and its customers' Year 2000 compliance. The Company is working with its significant suppliers and customers to develop contingency plans in the case of system failures. Management believes that the Company's risk with respect to its suppliers not being Year 2000 compliant is somewhat mitigated by the fact that the majority of the Company's raw materials are world traded commodities with numerous domestic and international sources and the Company has multiple and flexible manufacturing facilities.

Due to the general uncertainty inherent in the Year 2000 Issue, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time what the impact of the Year 2000 issues will have on the Company's results of operations, liquidity or financial condition. The Company presently believes, however, that with the conversions to new software, the internal risks associated with the Year 2000 Issue have been mitigated. However, if the Company failed to identify critical systems or equipment that are not Year 2000 compliant, the Year 2000 Issue could have a materially adverse impact on the results of operations, liquidity or financial condition.

            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK


The Company does not ordinarily hold market risk sensitive instruments for trading purposes. The Company does, however, recognize market risk from interest rate, foreign currency exchange and commodity price exposure.

INTEREST RATE RISK

At June 30, 1999, approximately $193.4 million of the Company's long-term debt, specifically, borrowings outstanding under the Senior Bank Facility and IRBs, bears interest at variable rates. Accordingly, the Company's net income and after tax cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a two percentage point change in the average interest rate under these borrowings, it is estimated that the Company's interest expense for the six months ended June 30, 1999 would have increased by approximately $1.9 million, resulting in a decrease to the Company's net income and after tax cash flow of approximately $1.1 million. In the event of an adverse change in interest rates, management would likely take actions that would mitigate the Company's exposure; however, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such actions. Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment. Additionally, there can be no assurances that increases in interest rates will not exceed the above projected interest rates.

FOREIGN CURRENCY RISK

The Company has operations in Mexico, the Philippines and Italy. While the majority of the Company's foreign transactions are denominated in the U.S. dollar, some transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. The Company is most vulnerable to changes in the U.S. dollar/Mexican peso exchange rate. The following example illustrates the potential impact of U.S. dollar/Mexican peso exchange rate fluctuations on the operating results and cash flows of the Company. Assuming the current level of Mexican peso requirements and assuming the Mexican peso traded at a rate that was 10% stronger against the U.S. dollar than the actual exchange rate at June 30, 1999, throughout the six months ended June 30, 1999, it is estimated that the Company's operating expenses for the six months ended June 30, 1999 would have increased by approximately $2.6 million, resulting in a decrease to the Company's net income and after tax cash flow of approximately $1.5 million. In the event of an adverse change in the U.S. dollar/Mexican peso exchange rate, management would likely take actions that would mitigate the Company's exposure; however, due to the uncertainty of the actions that would be taken and their possible effects, this hypothetical analysis assumes no such actions. Further, this hypothetical analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment. Additionally, there can be no assurances that the U.S. dollar/Mexican peso exchange rate will correspond to the above example.

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

PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

     Exhibit 27.1 - Financial Data Schedule

(b)  Reports on Form 8-K

     No reports on Form 8-K have been filed during the three months ended June 30, 1999.

                                   SIGNATURES





Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                      INTERNATIONAL WIRE GROUP, INC.


Dated:  August 13, 1999               By   : /s/ DAVID M. SINDELAR
                                             -----------------------------------
                                      Name : David M. Sindelar
                                      Title: Senior Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer)


                                      By   : /s/ GLENN J. HOLLER
                                             -----------------------------------
                                      Name : Glenn J. Holler
                                      Title: Vice President - Finance
                                             (Chief Accounting Officer)

                               INDEX TO EXHIBITS


EXHIBIT
  NO.              DESCRIPTION
-------            -----------
  27.1             Financial Data Schedule