Form 10-Q
period 1999-09-30
INTERNATIONAL WIRE GROUP INC
filed 1999-11-15
CIK 947429

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 1999
                               -------------------------------------------------

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

                              YES [X]    NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                         Outstanding at
            Class                                        October 31, 1999
  --------------------------                             ----------------
  Common Stock                                                1,000

                         INTERNATIONAL WIRE GROUP, INC.


                                                       INDEX
PART I - FINANCIAL INFORMATION                                                                                        Page
                                                                                                                      ----
  International Wire Group, Inc.
      Condensed Consolidated Balance Sheets as of September 30, 1999 and December 31, 1998..................
      Condensed Consolidated Statements of Operations for the Three Months and Nine Months Ended
           September 30, 1999 and 1998......................................................................             4
      Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1999 and
           1998.............................................................................................             5
      Notes to Condensed Consolidated Financial Statements..................................................             6
      Management's Discussion and Analysis of Financial Condition and Results of Operations.................
                                                                                                                        16
      Quantitative and Qualitative Disclosure About Market Risk.............................................            20

PART II - OTHER INFORMATION.................................................................................            22

SIGNATURES..................................................................................................            23

                         INTERNATIONAL WIRE GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                   September 30,     December 31,
                                                                   -------------     ------------
                                                                      1999              1998
                                                                   -------------     ------------
 ASSETS                                                             (Unaudited)
Current assets:
  Cash and cash equivalents ................................        $   7,705         $      --
  Accounts receivable, less allowance of $2,305
    and $2,633, respectively ...............................           97,448            81,369
  Inventories ..............................................           72,523            82,968
  Other current assets .....................................           26,574            28,617
                                                                    ---------         ---------
    Total current assets ...................................          204,250           192,954
Property, plant and equipment, net .........................          178,643           178,647
Intangibles and other assets ...............................          260,220           267,513
                                                                    ---------         ---------
    Total assets ...........................................        $ 643,113         $ 639,114
                                                                    =========         =========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities:
  Current maturities of long-term obligations ..............        $   7,195         $   6,222
  Accounts payable .........................................           41,248            34,461
  Accrued and other liabilities ............................           52,508            60,922
  Accrued interest .........................................           13,603             3,674
                                                                    ---------         ---------
    Total current liabilities ..............................          114,554           105,279
Long-term obligations, less current maturities .............          505,670           520,983
Other long-term liabilities ................................           44,246            44,412
                                                                    ---------         ---------
    Total liabilities ......................................          664,470           670,674
Stockholder's equity (deficit):
  Common stock, $.01 par value, 1,000 shares
    authorized, issued and outstanding .....................                0                 0
  Contributed capital ......................................          114,328           114,172
  Carryover of predecessor basis ...........................          (67,762)          (67,762)
  Accumulated deficit ......................................          (67,923)          (77,970)
                                                                    ---------         ---------
    Total stockholder's equity (deficit) ...................          (21,357)          (31,560)
                                                                    ---------         ---------
    Total liabilities and stockholder's equity (deficit)....        $ 643,113         $ 639,114
                                                                    =========         =========


   See accompanying notes to the condensed consolidated financial statements.

                         INTERNATIONAL WIRE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)
                                   (Unaudited)


                                                    Three Months Ended                  Nine Months Ended
                                                       September 30,                      September 30,
                                                ---------------------------         ---------------------------
                                                  1999              1998              1999              1998
                                                ---------         ---------         ---------         ---------
Net sales ..............................        $ 156,371         $ 156,177         $ 485,606         $ 493,917
Operating expenses:
  Cost of goods sold ...................          111,048           111,817           343,816           356,986
  Selling, general and
   administrative expenses .............           15,171            14,987            47,976            45,915
  Depreciation and
   amortization ........................           11,386            10,583            32,082            29,764
                                                ---------         ---------         ---------         ---------
Operating income .......................           18,766            18,790            61,732            61,252
Other income (expense):
  Interest expense .....................          (12,503)          (12,553)          (37,500)          (38,137)
  Amortization of deferred
   financing costs .....................             (968)             (951)           (2,910)           (2,855)
  Other, net ...........................               --                35                --                52
                                                ---------         ---------         ---------         ---------
Income before income tax
  provision and cumulative effect
  of change in accounting principle ....            5,295             5,321            21,322            20,312
Income tax provision ...................            2,224             2,274             8,956             8,405
                                                ---------         ---------         ---------         ---------
Income before cumulative effect
  of change in accounting
  principle ............................            3,071             3,047            12,366            11,907
Cumulative effect of change in
  accounting for start-up costs,
  net of tax benefit of $1,679 .........               --                --            (2,319)               --
                                                ---------         ---------         ---------         ---------
Net income .............................        $   3,071         $   3,047         $  10,047         $  11,907
                                                =========         =========         =========         =========


   See accompanying notes to the condensed consolidated financial statements.

                         INTERNATIONAL WIRE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                             Nine Months Ended
                                                                               September 30,
                                                                         -------------------------
                                                                           1999             1998
                                                                         --------         --------
Cash flows provided by (used in) operating activities:
  Net income ....................................................        $ 10,047         $ 11,907
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
    Depreciation and amortization ...............................          34,992           32,619
    Cumulative effect of change in accounting
     for start-up costs .........................................           3,998               --
    Change in assets and liabilities, net of
     acquisitions:
      Accounts receivable .......................................         (16,079)            (299)
      Inventories ...............................................          10,445           10,970
      Other assets ..............................................          (6,858)           4,156
      Accounts payable ..........................................           6,787           (8,894)
      Accrued and other liabilities .............................          (8,414)            (799)
      Accrued interest ..........................................           9,929            9,141
      Other long-term liabilities ...............................            (166)          (3,001)
                                                                         --------         --------
Net cash provided by operating
  activities ....................................................          44,681           55,800
                                                                         --------         --------
Cash flows used in investing activities:
  Acquisitions, net of cash .....................................              --           (7,738)
  Capital expenditures ..........................................         (22,450)         (20,913)
                                                                         --------         --------
Net cash used in investing activities ...........................         (22,450)         (28,651)
                                                                         --------         --------
Cash flows provided by (used in) financing
  activities:
  Equity proceeds ...............................................              42               --
  Repurchase of stock of Holding ................................            (228)              --
  Repayment of long-term obligations ............................          (5,340)          (4,408)
  Repayment on revolver (net) ...................................          (9,000)            (825)
  Financing fees and other ......................................              --             (582)
                                                                         --------         --------
Net cash used in financing activities ...........................         (14,526)          (5,815)
                                                                         --------         --------
Net change in cash and cash equivalents .........................           7,705           21,334
Cash at beginning of the period .................................              --               --
                                                                         --------         --------
Cash at end of the period .......................................        $  7,705         $ 21,334
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

                         INTERNATIONAL WIRE GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)
                                   (Unaudited)

1.       Basis of Presentation

         Unaudited Interim Condensed Consolidated Financial Statements

         The unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of the Company. The results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for a full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998.


         Statement of Cash Flows

         Interest paid for the nine months ended September 30, 1999 and 1998, was approximately $27,600 and $29,000, respectively. Total income taxes paid for the nine months ended September 30, 1999 and 1998, was approximately $700 and $2,900, respectively.


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

         Recently Issued Accounting Standards

         In June 1998, the FASB adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The Company believes that the future adoption of this statement will not have a significant impact on the results of operations or financial position of the Company.

                         INTERNATIONAL WIRE GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)


2.       Inventories

         The composition of inventories at September 30, 1999 is as follows:


         Raw materials.............................................     $   19,940
         Work-in-process ..........................................         13,735
         Finished goods ...........................................         38,848
                                                                        ----------
         Total ....................................................     $   72,523
                                                                        ==========

         The carrying value of inventories on a last-in, first-out basis, at September 30, 1999, approximates its current cost.

3.       Long-Term Obligations

         The composition of long-term obligations at September 30, 1999 is as follows:


        Amended and Restated Credit Agreement:
          Revolving credit facility.................................    $       --
          Term facility ............................................       176,688
        Senior Subordinated Notes...................................       150,000
        Series B Senior Subordinated Notes..........................       150,000
        Series B Senior Subordinated Notes premium..................        10,320
        Industrial revenue bonds....................................        15,500
        Other ......................................................        10,357
                                                                        ----------
                                                                           512,865
        Less, current maturities....................................         7,195
                                                                        ----------
                                                                        $  505,670
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

                         INTERNATIONAL WIRE GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)


4.       Plant Closing Expense

         A summary of activity related to plant closings is as follows:

                                                      Nine Months
                                                         Ended
                                                      September 30,
                                                -----------------------
                                                  1999            1998
                                                -------         -------
Balance, beginning of period ...........        $ 1,079         $ 1,445
Charges to operations:
  Facility shut-down costs .............             --              --
  Lease commitments ....................             --              --
  Key personnel and severance costs ....             --              --
                                                -------         -------
                                                     --              --
                                                -------         -------
Costs incurred:
  Facility shut-down costs .............           (960)            (57)
  Lease commitments ....................             --            (236)
  Key personnel and severance costs ....             --             (61)
                                                -------         -------
                                                   (960)           (354)
                                                -------         -------
Balance, end of period .................        $   119         $ 1,091
                                                =======         =======

5.       Income Taxes

         The Internal Revenue Service ("IRS") has examined the U.S. income tax return of Kirtland Indiana, Limited Partnership ("KILP"), a predecessor of one of the Company's subsidiaries, for the tax period ended December 21, 1992. During the third quarter of 1999, the Company received from the IRS a proposed adjustment to increase taxable income for the period under review. The Company believes that final resolution of this matter will not have a material adverse effect on the Company and that adequate amounts of taxes have been provided.

6.       Business Segment Information

         The Company conducts its operations through two business segments, a Wire Segment and a Wire Harness Segment. Segment data includes intersegment revenues, as well as charges allocating corporate administrative costs to each of its operating segments. The Company evaluates the performance of its segments and allocates resources to them based on operating income.

         The table below presents information about reported segments for the three and nine months ended September 30, 1999 and 1998:

                                                                                      Wire
                                                  Wire             Harness        Consolidated
                                                ---------         ---------       ------------
         THREE MONTHS ENDED SEPTEMBER 30,
         1999
         Sales .........................        $ 117,331         $  46,300        $ 163,631
         Intersegment sales ............           (7,260)               --           (7,260)
                                                ---------         ---------        ---------
         Sales to customers ............          110,071            46,300          156,371
         Operating income ..............        $  14,453         $   4,313        $  18,766

         1998
         Sales .........................        $ 121,368         $  41,984        $ 163,352
         Intersegment sales ............           (7,175)               --           (7,175)
                                                ---------         ---------        ---------
         Sales to customers ............          114,193            41,984          156,177
         Operating income ..............        $  12,915         $   5,875        $  18,790

                         INTERNATIONAL WIRE GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)


                                                                    Wire
                                                  Wire             Harness        Consolidated
                                                ---------         ---------       ------------
NINE MONTHS ENDED SEPTEMBER 30,
1999
Sales ..................................        $ 361,633         $ 148,440        $ 510,073
Intersegment sales .....................          (24,467)               --          (24,467)
                                                ---------         ---------        ---------
Sales to customers .....................          337,166           148,440          485,606
Operating income .......................        $  45,611         $  16,121        $  61,732

1998
Sales ..................................        $ 383,507         $ 129,684        $ 513,191
Intersegment sales .....................          (19,274)               --          (19,274)
                                                ---------         ---------        ---------
Sales to customers .....................          364,233           129,684          493,917
Operating income .......................        $  43,958         $  17,294        $  61,252

         A reconciliation of total operating income for reportable segments to consolidated income before income tax provision and cumulative effect of change in accounting principle for the three and nine months ended September 30, 1999 and 1998 is as follows:

                                              Three Months Ended
                                                 September 30,
                                           -------------------------
                                             1999             1998
                                           --------         --------
Total operating income for
  reportable segments .............        $ 18,766         $ 18,790
Other income (expense):
  Interest expense ................         (12,503)         (12,553)
  Amortization of deferred
    financing costs ...............            (968)            (951)
  Other, net ......................              --               35
                                           --------         --------
Consolidated income before
  income tax provision and
  cumulative effect of change
  in accounting principle .........        $  5,295         $  5,321
                                           ========         ========


                                               Nine Months Ended
                                                 September 30,
                                           -------------------------
                                             1999             1998
                                           --------         --------
Total operating income for
  reportable segments .............        $ 61,732         $ 61,252
Other income (expense):
  Interest expense ................         (37,500)         (38,137)
  Amortization of deferred
    financing costs ...............          (2,910)          (2,855)
  Other, net ......................              --               52
                                           --------         --------
Consolidated income before
  income tax provision and
  cumulative effect of change
  in accounting principle .........        $ 21,322         $ 20,312
                                           ========         ========

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

                         INTERNATIONAL WIRE GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)


                                                                                        TOTAL
                                                                      TOTAL              NON-
                                                    COMPANY          GUARANTOR         GUARANTOR      ELIMINATIONS          TOTAL
                                                   ---------         ---------         ---------      ------------        ---------
BALANCE SHEET
    AS OF SEPTEMBER 30, 1999

ASSETS
    Cash and cash equivalents ...............      $      --         $   7,075         $     630        $      --         $   7,705
    Accounts receivable .....................             --            92,032             7,343           (1,927)           97,448
    Inventories .............................             --            71,681               842               --            72,523
    Other assets ............................             --            25,037             1,537               --            26,574
                                                   ---------         ---------         ---------        ---------         ---------
       Total current assets .................             --           195,825            10,352           (1,927)          204,250
    Property, plant and equipment,
      net ...................................             --           150,795            27,848               --           178,643
    Investment in subsidiaries ..............        648,419                --                --         (648,419)               --
    Intangibles and other assets ............         17,355           234,359             8,506               --           260,220
                                                   ---------         ---------         ---------        ---------         ---------
       Total assets .........................      $ 665,774         $ 580,979         $  46,706        $(650,346)        $ 643,113
                                                   =========         =========         =========        =========         =========

LIABILITIES AND STOCKHOLDER'S
    EQUITY (DEFICIT)

    Current liabilities .....................      $  19,417         $  89,891         $   7,173        $  (1,927)        $ 114,554
    Long-term obligations, less
      current maturities ....................        486,194            19,194               282               --           505,670
    Other long-term liabilities .............             --            44,246                --               --            44,246
    Intercompany (receivable) payable .......        113,872          (137,190)           23,318               --                --
                                                   ---------         ---------         ---------        ---------         ---------
       Total liabilities ....................        619,483            16,141            30,773           (1,927)          664,470
    Stockholder's equity
     (deficit):
     Common stock ...........................              0                 0                 0                0                 0
     Contributed capital ....................        114,214           572,242             6,118         (578,246)          114,328
     Carryover of predecessor basis .........             --           (67,762)               --               --           (67,762)
     Retained earnings
     (accumulated deficit) ..................        (67,923)           60,358             9,815          (70,173)          (67,923)
                                                   ---------         ---------         ---------        ---------         ---------
         Total stockholder's equity
           (deficit) ........................         46,291           564,838            15,933         (648,419)          (21,357)
                                                   ---------         ---------         ---------        ---------         ---------
         Total liabilities and
         Stockholder's equity
           (deficit) ........................      $ 665,774         $ 580,979         $  46,706        $(650,346)        $ 643,113
                                                   =========         =========         =========        =========         =========

                         INTERNATIONAL WIRE GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

                                                                                        TOTAL
                                                                      TOTAL              NON-
                                                    COMPANY          GUARANTOR         GUARANTOR      ELIMINATIONS         TOTAL
                                                   ---------         ---------         ---------      ------------       ---------
BALANCE SHEET
    AS OF DECEMBER 31, 1998

ASSETS
    Cash and cash equivalents ...............      $      --         $      --         $      --         $      --        $      --
    Accounts receivable .....................             --            79,444             2,969            (1,044)          81,369
    Inventories .............................             --            80,803             2,165                --           82,968
    Other assets ............................             --            23,414             5,203                --           28,617
                                                   ---------         ---------         ---------         ---------        ---------
       Total current assets .................             --           183,661            10,337            (1,044)         192,954
    Property, plant and equipment,
      net ...................................             --           153,587            25,060                --          178,647
    Investment in subsidiaries ..............        666,004                --                --          (666,004)              --
    Intangibles and other assets ............         20,265           242,338             4,910                --          267,513
                                                   ---------         ---------         ---------         ---------        ---------
       Total assets .........................      $ 686,269         $ 579,586         $  40,307         $(667,048)       $ 639,114
                                                   =========         =========         =========         =========        =========

LIABILITIES AND STOCKHOLDER'S
    EQUITY (DEFICIT)

    Current liabilities .....................      $   8,424         $  90,215         $   7,684         $  (1,044)       $ 105,279
    Long-term obligations, less
      current maturities ....................        500,795            19,840               348                --          520,983
    Other long-term liabilities .............             --            44,412                --                --           44,412
    Intercompany (receivable) payable .......        140,848          (167,245)           26,397                --               --
                                                   ---------         ---------         ---------         ---------        ---------
       Total liabilities ....................        650,067           (12,778)           34,429            (1,044)         670,674
    Stockholder's equity (deficit)
     Common stock ...........................              0                 0                 0                --                0
     Contributed capital ....................        114,172           572,012             6,118          (578,130)         114,172
     Carryover of predecessor basis .........             --           (67,762)               --                --          (67,762)
     Retained earnings
      (accumulated deficit) .................        (77,970)           88,114              (240)          (87,874)         (77,970)
                                                   ---------         ---------         ---------         ---------        ---------
       Total stockholder's equity
         (deficit) ..........................         36,202           592,364             5,878          (666,004)         (31,560)
                                                   ---------         ---------         ---------         ---------        ---------
         Total liabilities and
         Stockholder's equity
           (deficit) ........................      $ 686,269         $ 579,586         $  40,307         $(667,048)       $ 639,114
                                                   =========         =========         =========         =========        =========

                         INTERNATIONAL WIRE GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

                                                                                     TOTAL
                                                                    TOTAL             NON-
                                                 COMPANY          GUARANTOR         GUARANTOR       ELIMINATIONS          TOTAL
                                                ---------         ---------         ---------       ------------        ---------
STATEMENT OF OPERATIONS
  FOR THE THREE MONTHS ENDED
    SEPTEMBER 30, 1999

Net sales ..............................        $      --         $ 151,283         $  20,756         $ (15,668)        $ 156,371
Operating expenses:
    Cost of goods sold .................               --           115,286            11,430           (15,668)          111,048
    Selling, general and
      administrative expenses ..........               --            11,558             3,613                --            15,171
    Depreciation and amortization ......               --             9,280             2,106                --            11,386
                                                ---------         ---------         ---------         ---------         ---------
Operating income .......................               --            15,159             3,607                --            18,766
Other income (expense):
    Interest expense ...................          (12,278)             (216)               (9)               --           (12,503)
    Amortization of deferred
      financing costs ..................             (968)               --                --                --              (968)
    Equity in net income
    (loss) of subsidiaries .............           16,317                --                --           (16,317)               --
                                                ---------         ---------         ---------         ---------         ---------
Income before income tax
  provision ............................            3,071            14,943             3,598           (16,317)            5,295
Income tax provision ...................               --             1,850               374                --             2,224
                                                ---------         ---------         ---------         ---------         ---------

Net income (loss) ......................        $   3,071         $  13,093         $   3,224         $ (16,317)        $   3,071
                                                =========         =========         =========         =========         =========

                                                                                     TOTAL
                                                                    TOTAL             NON-
                                                 COMPANY          GUARANTOR         GUARANTOR       ELIMINATIONS          TOTAL
                                                ---------         ---------         ---------       ------------        ---------
STATEMENT OF OPERATIONS
  FOR THE THREE MONTHS ENDED
    SEPTEMBER 30, 1998

Net sales ..............................        $      --         $ 156,177         $  10,754         $ (10,754)        $ 156,177
Operating expenses
  Cost of goods sold ...................               --           116,822             5,749           (10,754)          111,817
  Selling, general and
    administrative expenses ............               --            11,569             3,418                --            14,987
  Depreciation and amortization ........               --             9,028             1,555                --            10,583
                                                ---------         ---------         ---------         ---------         ---------
Operating income (loss) ................               --            18,758                32                --            18,790
Other income (expense):
  Interest expense .....................          (11,916)             (623)              (14)               --           (12,553)
  Amortization of deferred financing
    costs ..............................             (951)               --                --                --              (951)
  Equity in net income (loss) of
    Subsidiaries .......................           15,914                --                --           (15,914)               --
  Other ................................               --                35                --                --                35
                                                ---------         ---------         ---------         ---------         ---------
Income (loss) before income tax
  provision ............................            3,047            18,170                18           (15,914)            5,321
Income tax provision ...................               --             1,947               327                --             2,274
                                                ---------         ---------         ---------         ---------         ---------

Net income (loss) ......................        $   3,047         $  16,223         $    (309)        $ (15,914)        $   3,047
                                                =========         =========         =========         =========         =========

                         INTERNATIONAL WIRE GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

                                                                                      TOTAL
                                                                     TOTAL             NON-
                                                  COMPANY          GUARANTOR         GUARANTOR       ELIMINATIONS          TOTAL
                                                 ---------         ---------         ---------       ------------        ---------
STATEMENT OF OPERATIONS
  FOR THE NINE MONTHS ENDED
    SEPTEMBER 30, 1999

Net sales ...............................        $      --         $ 471,557         $  64,048         $ (49,999)        $ 485,606
Operating expenses:
    Cost of goods sold ..................               --           361,057            32,758           (49,999)          343,816
    Selling, general and ................                                               12,980
      administrative expenses ...........               --            34,996                                  --            47,976
    Depreciation and amortization .......               --            24,886             7,196                --            32,082
                                                 ---------         ---------         ---------         ---------         ---------
Operating income ........................               --            50,618            11,114                --            61,732
Other income (expense):
    Interest expense ....................          (36,723)             (768)               (9)               --           (37,500)
    Amortization of deferred
      financing costs ...................           (2,910)                                 --                --            (2,910)
    Equity in net income
    (loss) of subsidiaries ..............           49,680                --                --           (49,680)               --
                                                 ---------         ---------         ---------         ---------         ---------
Income before income tax
  provision and cumulative
  effect of change in
  accounting principle ..................           10,047            49,850            11,105           (49,680)           21,322
Income tax provision ....................               --             7,906             1,050                --             8,956
                                                 ---------         ---------         ---------         ---------         ---------
Income before cumulative effect
  of change in accounting
    principle ...........................           10,047            41,944            10,055           (49,680)           12,366
Cumulative effect of change in
  accounting for start-up costs,
  net of tax benefit of $1,679 ..........               --            (2,319)               --                --            (2,319)
                                                 ---------         ---------         ---------         ---------         ---------

Net income (loss) .......................        $  10,047         $  39,625         $  10,055         $ (49,680)        $  10,047
                                                 =========         =========         =========         =========         =========


                                                                                     TOTAL
                                                                    TOTAL             NON-
                                                 COMPANY          GUARANTOR         GUARANTOR        ELIMINATIONS         TOTAL
                                                ---------         ---------         ---------        ------------       ---------
STATEMENT OF OPERATIONS
  FOR THE NINE MONTHS ENDED
    SEPTEMBER 30, 1998

Net sales ..............................        $      --         $ 493,917         $  25,879         $ (25,879)        $ 493,917
Operating expenses
  Cost of goods sold ...................               --           368,521            14,344           (25,879)          356,986
  Selling, general and
      administrative expenses ..........               --            35,860            10,055                --            45,915
  Depreciation and amortization ........               --            26,123             3,641                --            29,764
                                                ---------         ---------         ---------         ---------         ---------
Operating income (loss) ................               --            63,413            (2,161)               --            61,252
Other income (expense):
  Interest expense .....................          (37,430)             (693)              (14)               --           (38,137)
  Amortization of deferred
    financing costs ....................           (2,855)               --                --                --            (2,855)
  Equity in net income (loss) of
    subsidiaries .......................           52,192                --                --           (52,192)               --
  Other ................................               --                51                 1                --                52
                                                ---------         ---------         ---------         ---------         ---------
Income (loss) before income tax
  provision ............................           11,907            62,771            (2,174)          (52,192)           20,312
Income tax provision ...................               --             7,745               660                --             8,405
                                                ---------         ---------         ---------         ---------         ---------

Net income (loss) ......................        $  11,907         $  55,026         $  (2,834)        $ (52,192)        $  11,907
                                                =========         =========         =========         =========         =========

                         INTERNATIONAL WIRE GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

                                                                                       TOTAL
                                                                      TOTAL             NON-
                                                    COMPANY         GUARANTOR         GUARANTOR        ELIMINATIONS        TOTAL
                                                    --------        ---------         ---------        ------------       --------
STATEMENT OF CASH FLOWS
  FOR THE NINE MONTHS ENDED
    SEPTEMBER 30, 1999

Net cash from operating activities ..........       $ 13,723         $ 24,083         $  6,875         $        --        $ 44,681
                                                    --------         --------         --------         -----------        --------
Cash flows used in investing
  activities for capital
  expenditures ..............................             --          (16,271)          (6,179)                 --         (22,450)
                                                    --------         --------         --------         -----------        --------
Cash flows provided by (used in)
  financing activities:
    Equity proceeds .........................             42               --               --                  --              42
    Repurchase of stock .....................           (228)                                                                 (228)
    Repayment on revolver ...................         (9,000)              --               --                  --          (9,000)
    Repayment of long-term
      obligations ...........................         (4,537)            (737)             (66)                 --          (5,340)
                                                    --------         --------         --------         -----------        --------
Net cash used in financing
  activities ................................        (13,723)            (737)             (66)                 --         (14,526)
                                                    --------         --------         --------         -----------        --------

Net change in cash and cash equivalents .....       $     --         $  7,075         $    630         $        --        $  7,705
                                                    ========         ========         ========         ===========        ========


                                                                                       TOTAL
                                                                      TOTAL             NON-
                                                     COMPANY        GUARANTOR         GUARANTOR       ELIMINATIONS        TOTAL
                                                     --------       ----------        ---------       ------------       --------
STATEMENT OF CASH FLOWS
  FOR THE NINE MONTHS ENDED
    SEPTEMBER 30, 1998

Net cash from operating
  activities ................................        $  3,783         $ 39,472         $  8,675         $  3,870         $ 55,800
Cash flows used in investing
  activities:
  Acquisition, net of cash ..................              --           (7,738)              --               --           (7,738)
  Capital expenditures ......................              --           (9,036)         (11,877)              --          (20,913)
                                                     --------         --------         --------         --------         --------
Net cash used in investing
  activities ................................              --          (16,774)         (11,877)              --          (28,651)
                                                     --------         --------         --------         --------         --------
Cash flows provided by (used in)
  financing activities:
  Equity proceeds ...........................              --              100            3,770           (3,870)              --
  Repayment of long-term
   obligations ..............................          (3,783)            (876)            (574)              --           (5,233)
  Financing fees and other ..................              --             (582)              --               --             (582)
                                                     --------         --------         --------         --------         --------
Net cash provided by (used in)
  financing activities ......................          (3,783)          (1,358)           3,196           (3,870)          (5,815)
                                                     --------         --------         --------         --------         --------
Net change in cash and cash equivalents......        $     --         $ 21,340         $     (6)        $     --         $ 21,334
                                                     ========         ========         ========         ========         ========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company conducts its operations through two segments: (i) wire products, which includes both bare wire and insulated wire products, and (ii) wire harness products. The following discussion and analysis includes the results of operations for the three and nine months ended September 30, 1999 compared to the three and nine months ended September 30, 1998.

Included in the three and nine months ended September 30, 1999, are the results of operations of Spargo Wire Company, Inc. ("Spargo Wire"), which was acquired on April 1, 1998, and Italtrecce, which was acquired on July 1, 1998.


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


RESULTS OF OPERATIONS

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

Net sales for the third quarter of 1999 were $156.4 million, a $0.2 million increase compared to the third quarter of 1998. An increase in Wire Harness Segment sales for the quarter was offset by a decrease in Wire Segment sales. The net effect of the change in the average cost and selling price of copper combined with the shift in company-owned versus tolled copper sales had a minimal impact on sales for the quarter compared to the prior year period. The average price of copper based on the New York Mercantile Exchange, Inc. ("COMEX") increased to $0.78 per pound during the three months ended September 30, 1999 from $0.75 per pound during the comparable period in 1998. In general, the Company prices its wire products based on a spread over the cost of copper, which results in an increased dollar value of sales when copper costs increase.

Wire Segment sales were $110.1 million, a decrease of $4.1 million, or 3.6%, in the quarter compared to the three months ended September 30, 1998. The decrease was a result of lower sales volume due primarily to certain customers initiating inventory reduction programs and softness in certain of the end user markets that the Company supplies. Within the Wire Harness Segment, net sales for the quarter were $46.3 million, a $4.3 million, or 10.3%, increase compared to the third quarter of 1998. The increase in sales resulted from growth in consumer demand and production within the appliance industry along with additional sales volume from new and existing customers.

Cost of goods sold as a percentage of sales improved to 71.0% for the three months ended September 30, 1999, from 71.6% for the three months ended September

30, 1998. This improvement was primarily the result of cost reductions achieved from material savings, improved operating efficiencies and equipment upgrades.

Selling, general and administrative expenses increased by $0.2 million, or 1.3%, to $15.2 million for the three months ended September 30, 1999 compared to $15.0 million for the same period in 1998 primarily resulting from additional costs associated with the increased sales volume in the Wire Harness Segment.

Depreciation and amortization was $11.4 million for the three months ended September 30, 1999, compared to $10.6 million for the same period in 1998. The increase of $0.8 million was primarily the result of depreciation of property, plant and equipment additions.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

Net sales for the first nine months ended September 30, 1999 were $485.6 million, a $8.3 million, or 1.7%, decrease compared to the first nine months of 1998. Increases in unit volume in the Wire Harness Segment were offset by the impact of a decrease in the average cost and selling price of copper and a reduction in sales volume in the Wire Segment. The average price for copper based on COMEX decreased to $0.70 per pound during the nine months ended September 30, 1999 from $0.77 per pound for the nine months ended September 30, 1998.


Wire Segment sales were $337.2 million, a decrease of $27.1 million, or 7.4%, in the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. This decrease was the result of lower costs and selling prices of copper and softness in certain of the end user markets that the Company supplies in the third quarter of 1999. Within the Wire Harness Segment, net sales for the nine months ended September 30, 1999 were $148.4 million, representing a $18.8 million, or 14.5%, increase compared to the comparable period in 1998. This increase is the result of high consumer demand and production levels within the appliance industry and additional sales volume from new and existing customers.

Cost of goods sold as a percentage of sales improved to 70.8% for the nine months ended September 30, 1999, from 72.3% for the nine months ended September 30, 1998. This improvement reflected cost reductions achieved from material savings, improved operating efficiencies, equipment upgrades and the impact of lower copper prices.

Selling, general and administrative expenses were $48.0 million for the nine months ended September 30, 1999, compared to $45.9 million for the same period in 1998. This $2.1 million increase primarily reflected the addition of Italtrecce and Spargo Wire and the increased sales volume in the Wire Harness Segment.

Depreciation and amortization was $32.1 million for the nine months ended September 30, 1999, compared to $29.8 million for the same period in 1998. The increase of $2.3 million was primarily the result of depreciation of property, plant and equipment additions.

Effective January 1, 1999, the Company adopted Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities," which requires costs of start-up activities and organization costs to be expensed as incurred. On January 1, 1999, the Company had a charge of $4.0 million related to the cumulative effect of this change in accounting principle. There was no such charge in the nine months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities decreased to $44.7 million for the nine months ended September 30, 1999, compared to $55.8 million for the nine months ended September 30, 1998. An increase in income before non-cash charges such as depreciation and amortization and the cumulative effect of a change in accounting principle was more than offset by an increase in working capital requirements.

Net cash used in investing activities was $22.5 million and $28.7 million for the nine months ended September 30, 1999 and 1998, respectively. This decrease was primarily due to $7.7 million used for acquisitions in 1998 with no such expenditures in 1999. Capital expenditures have increased by $1.6 million through the first nine months of the year of 1999 compared to the same period in 1998.

Net cash used in financing activities was $14.5 million and $5.8 million for the nine months ended September 30, 1999 and 1998, respectively. This increase is primarily due to higher debt repayments, including repayments of borrowings under the Company's revolving credit facility.

The Company's ability to fund its liquidity and capital requirements and to pay its indebtedness is limited to its ability to receive dividends and other distributions from its subsidiaries. The Company's Amended and Restated Credit Agreement and its Senior Notes prohibit the Company from imposing certain restrictions on the ability of its subsidiaries to pay dividends or make other distributions to the Company. As of September 30, 1999, the Company had $52.9 million of unused borrowing capacity under its revolving credit facility.


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

Based on the review team's assessment, the Company determined that it would be required to replace approximately 60 percent of its existing financial and operational software with Year 2000 compliant software so that its computer systems will properly utilize dates beyond December 31, 1999. In 1998, the Company purchased a software package that is Year 2000 compliant to replace the existing systems deemed to be non-compliant and the appropriate computer hardware and network equipment necessary to run the new software package. As of September 30, 1999, the Company had successfully tested and implemented the new software at all of the non-compliant facilities and installed the necessary computer hardware and network equipment.

The Company utilized both internal and external resources to replace and test the software for Year 2000 modifications. The total cost of the project is estimated to be approximately $7.5 million. As of September 30, 1999, substantially all of the costs have been incurred. The majority of the expenditures related to the purchase of new software, hardware and consulting costs that have been capitalized and were funded through operating cash flows.

The Company has also reviewed the Year 2000 status of its machinery and equipment utilized in the manufacturing process. The Company has identified certain non-critical equipment that is not Year 2000 compliant and has substantially completed the required corrective procedures. The Company does not expect the costs associated with updating or replacing non Year 2000 compliant equipment to be material.

The Company continues to evaluate the external risks associated with the Year 2000 Issue. All critical or significant suppliers have been identified and have been surveyed regarding their Year 2000 readiness. Additionally, the Company is in constant contact with significant customers regarding the status of both the Company's and its customers' Year 2000 compliance. The Company is working with its significant suppliers and customers to develop contingency plans in the case of system failures. Management believes that the Company's risk with respect to its suppliers not being Year 2000 compliant is somewhat mitigated by the fact that the majority of the Company's raw materials are world traded commodities with numerous domestic and international sources and by the fact that the Company has multiple and flexible manufacturing facilities.

Due to the general uncertainty inherent in the Year 2000 Issue, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time what impact the Year 2000 issue will have on the Company's results of operations, liquidity or financial condition. The Company presently believes, however, that with the conversions to new software, the internal risks associated with the Year 2000 Issue have been mitigated. However, if the Company failed to identify critical systems or equipment that are not Year 2000 compliant, the Year 2000 Issue could have a materially adverse impact on the results of operations, liquidity or financial condition.

            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK


The Company does not ordinarily hold market risk sensitive instruments for trading purposes. The Company does, however, recognize market risk from interest rate, foreign currency exchange and commodity price exposure.

INTEREST RATE RISK

At September 30, 1999, approximately $192.2 million of the Company's long-term debt, specifically, borrowings outstanding under the Company's Amended and Restated Credit Agreement and the Company's borrowings related to Industrial Revenue Bonds, bears interest at variable rates. Accordingly, the Company's net income and after tax cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a two percentage point change in the average interest rate under these borrowings, it is estimated that the Company's interest expense for the nine months ended September 30, 1999 would have increased by approximately $2.9 million, resulting in a decrease to the Company's net income of approximately $1.7 million and a decrease to the Company's after tax cash flow of approximately $2.9 million. In the event of an adverse change in interest rates, management would likely take actions that would mitigate the Company's exposure; however, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such actions. Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment. Additionally, there can be no assurances that increases in interest rates will not exceed the above projected interest rates.

FOREIGN CURRENCY RISK

The Company has foreign operations in Mexico, the Philippines and Italy. While the majority of the Company's foreign transactions are denominated in the U.S. dollar, some transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. The Company is most vulnerable to changes in the U.S. dollar/Mexican peso exchange rate. In the normal course of business, the Company enters into forward contracts to purchase Mexican pesos in future months to match certain operating cash requirements denominated in the Mexican peso. The Company does not consider the forward contracts or the unrealized gain or loss on these contracts to be material.

The following example illustrates the potential impact of U.S. dollar/Mexican peso exchange rate fluctuations on the operating results and cash flows of the Company. Assuming the current level of Mexican peso requirements and assuming the Mexican peso traded at a rate that was 10% stronger against the U.S. dollar than the actual exchange rate during the nine months ended September 30, 1999, throughout the nine months ended September 30, 1999, it is estimated that the Company's operating expenses for the nine months ended September 30, 1999 would have increased by approximately $3.6 million, resulting in a decrease to the Company's net income and after tax cash flow of approximately $2.1 million. In the event of an adverse change in the U.S. dollar/Mexican peso exchange rate, management would likely take further actions that would mitigate the Company's exposure; however, due to the uncertainty of the actions that would be taken and their possible effects, this hypothetical analysis assumes no such actions. Further, this hypothetical analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment. Additionally, there can be no assurances that the U.S. dollar/Mexican peso exchange rate will correspond to the above example.

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

PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits
         Exhibit 27.1 - Financial Data Schedule

(b)      Reports on Form 8-K
         No reports on Form 8-K have been filed during the three months ended September 30, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                      INTERNATIONAL WIRE GROUP, INC.


Dated:  November 15, 1999             By   : /s/ DAVID M. SINDELAR
                                             -----------------------------------
                                      Name : David M. Sindelar
                                      Title: Senior Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer)


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