Form 10-K405
period 1999-12-31
INTERNATIONAL WIRE GROUP INC
filed 2000-03-21
CIK 947429

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      ------------------------------------

                                   FORM 10-K

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

                                                              OUTSTANDING AT
                    CLASS                                    FEBRUARY 29, 2000
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

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     The Company, through its subsidiaries, is a leading designer, manufacturer and marketer of (i) wire products, including bare and tin-plated copper wire and insulated copper wire, and (ii) wire harnesses. The Company's products include a broad spectrum of copper wire configurations and gauges with a variety of electrical and conductive characteristics and are utilized by a wide variety of customers primarily in the appliance, automotive, computer and data communications, and industrial equipment industries. The Company manufactures and distributes its products at 35 facilities located in the United States, Mexico, Italy, the Philippines and France.

     The Company conducts its operations through two segments: (i) wire products, which includes both bare wire and insulated wire products, and (ii) wire harness products.

  Wire Products (70% of 1999 net sales)

     - Bare Wire Products. Bare copper wire products (or conductors) are used to transmit digital, video and audio signals or conduct electricity and are sold to a diverse customer base of approximately 2,000 insulated wire manufacturers and various industrial original equipment manufacturers ("OEMs") for use in computer and data communications products, industrial equipment, appliances, automobiles and other applications.

     - Insulated Wire Products. Insulated wire products (copper conductors insulated with plastic, rubber or other polymeric compounds) are incorporated in wire harnesses that control and distribute electrical current in automobiles, trucks and appliances. The Company's external sales of insulated wire are primarily to independent wire harness fabricators. These independent wire harness fabricators then sell wire harnesses to automotive and appliance OEMs. The Company divides its customers who manufacture wire harnesses into three broad groups: (a) Tier 1 suppliers to Ford Motor Company and Chrysler Corporation (General Motors Corporation ("GM") continues to purchase the majority of its wire and wire harness products from Delphi Packard, formerly a division of GM that has in-house wire and wire harness manufacturing capability); (b) suppliers to the North American facilities of Japanese automakers, that utilize "thin-wall" insulated wire which complies with Japanese Industrial Standards ("JIS"); and (c) suppliers to appliance OEMs (including the Company's appliance wire harness business).

  Wire Harness Products (30% of 1999 net sales)

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

BACKGROUND

     In December 1992, an investor group led by Hicks, Muse, Tate and Furst Incorporated ("Hicks Muse") and Mills & Partners, Inc. ("Mills & Partners") acquired (the "Original Wirekraft Acquisition") Kirtland Indiana, Limited Partnership ("KILP"), which was subsequently renamed Wirekraft Industries, Inc. ("Wirekraft"). KILP was engaged in the manufacturing of insulated wire and fabrication of wire harnesses. In 1993, Wirekraft purchased the wire manufacturing business of Ristance Corporation, a manufacturer of high temperature insulated copper wire. This acquisition increased Wirekraft's capacity as well as its product offering in the automotive, appliance and motor leadwire markets. In 1994, Wirekraft completed a major expansion of its wire mill in El Paso, Texas. The El Paso expansion significantly increased the copper wire fabricating capacity of Wirekraft with a valuable presence in the Southwestern U.S.

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

     In December 1999, the Company acquired a group of French wire manufacturers (collectively, "Forissier Group"). Two of the companies manufacture specialty braids, rope and cable products and the third company manufactures insulated wire products. This acquisition will compliment the Company's existing business in Italy as well as expand sales opportunities throughout Europe.

     On February 11, 2000, the Company entered into a letter of intent to sell its Wire Harness Segment to Viasystems Group, Inc. ("Viasystems") for $210 million in cash. The sale is contingent upon Viasystems' initial public offering. The Company and Viasystems are commonly controlled by affiliates of Hicks Muse. As such, the Company will account for any gain or loss on the transaction through stockholder's equity. The purchase price was determined by senior management of both companies. In addition, each of the boards of directors have received opinions from nationally recognized financial advisors that the purchase price is fair, from a financial point of view, to each of the respective parties. In connection with the sale, the Company will enter into a supply agreement to supply substantially all of the Wire Harness Segment's insulated wire requirements through 2003. See Note 13 to the Company's Consolidated Financial Statements.

PRODUCTS AND MARKETS

     The Company's products are used by a variety of end users, primarily in the appliance, automotive, computer and data communications and industrial equipment industries. See Note 12 to the Company's Consolidated Financial Statements for business segment information.

     The following is a description of the Company's primary products and markets served:

  WIRE SEGMENT

  Bare Wire Products

     The Company's bare copper wire products are primarily used to (i) transmit digital, video and audio signals that generally control motor functions in appliances, automobiles, industrial equipment, heating, ventilating and air conditioning ("HVAC") systems, safety control systems and switching equipment and (ii) conduct electricity. The Company's external sales of bare wire products are primarily to wire insulators, who apply various insulating materials to the conductors through an extrusion process. These wire insulators, in turn, sell the insulated wire to a variety of customers, many of which are in the computer and data communications industries. Within these industries, the Company's bare wire is generally used in wire and cable products that (i) connect circuit boards inside personal computers ("PCs"), (ii) join PCs to peripheral equipment and (iii) link PCs in local area and wide area networks.

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

     - Bunched Wire. Bunched wire is comprised of a number of single end wires that are twisted in a random pattern rather than a specific geometric pattern. This type of wire is the primary wire used in appliance and automotive wire harnesses. In addition, bunched wire is commonly used for transmission of electrical current in lighting fixture cords, extension cords and power cords for portable power hand tools. This type of wire provides improved flexibility (versus single end wire) while maintaining its ability to carry electrical currents.

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

  WIRE HARNESS SEGMENT

     A wire harness is comprised of an assembly of wires with connectors and terminals attached to their ends that transmit electricity between two or more end points. For example, a wire harness used in a washing machine will link the washing machine's control panel with its other electrical components, such as the motor. The Company supplies wire harnesses to most of the leading domestic appliance manufacturers, including Amana, Frigidaire, GE, Maytag and Whirlpool. The Company also participates in several niche businesses oriented around its expertise and marketing presence in the appliance industry, including resistance and appliance heaters. In addition, the Company produces truck trailer cable assemblies that transmit electrical current from the tractor to the trailer.

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

KEY CUSTOMERS

     The Company sells its products primarily to major appliance manufacturers, automotive wire harness manufacturers and copper wire insulators who then sell to a diverse array of end users. A large percentage of the Company's total sales are to GE. Sales to GE accounted for approximately 15%, 15% and 14% of the Company's total sales in 1999, 1998 and 1997, respectively. In connection with the ECM Acquisition, the Company entered into a supply agreement with GE, which expires December 31, 2006, pursuant to which the Company supplies substantially all of GE's domestic wire harness requirements for major kitchen and laundry appliances.

INTERNATIONAL OPERATIONS

     The Company has operations in Mexico, the Philippines, Italy and France. For the years ended December 31, 1999, 1998 and 1997, approximately 12%, 6% and 5% of the Company's sales originated from these foreign subsidiaries. The majority of these sales were to original equipment manufacturers in the appliance industry located in the United States or to Tier 1 automotive suppliers whose products were sold back into the United States. The Company has three operating facilities located in Mexico. In Asia, the Company has a manufacturing facility in Cebu, Philippines, and a joint venture in The People's Republic of China. In Europe, the Company has a manufacturing facility in Vinovo, Italy and three facilities near Lyon, France. See Note 12 to the Company's Consolidated Financial Statements for information regarding the Company's international operations.

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

     Other major raw materials consumed by the Company include PVC compound, plasticizer, XLPE compound, color concentrate and a wide variety of electro-mechanical components. The Company enters into long term supply agreements on a wide variety of materials consumed. Supplies on all critical materials are currently adequate to meet the Company's needs.

     The Company orders material based on purchase orders received and accepted and seeks to minimize the inventory of material not identified for specific orders. The Company works with its suppliers to develop just-in-time supply systems which reduce inventory carrying costs.

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

  BARE WIRE PRODUCTS

     As of December 31, 1999, the Company had fourteen facilities dedicated to the production and distribution of bare wire. Six of these facilities are located in New York, two are located in Arkansas, two are located in France, one facility is located in Indiana, one facility is located in Texas, one facility is located in Italy and one distribution facility is located in California. The manufacturing of bare wire consists of one or more of the following four processes: wire drawing; plating; bunching and stranding; and cabling.

     - Wire Drawing Process. Wire drawing involves a multi-step process in which 5/16 inch copper rod is drawn through a series of dies of decreasing diameters.

     - Plating Process. After being drawn, the Company's wire products may be plated through an electroplating process. The Company has the capability to plate copper wire with tin and other metals. Approximately 25% of the Company's bare wire products are plated with tin. The plating process prevents the bare copper from oxidizing and also allows the wire to be soldered, which is an important quality in many electrical applications.

     - Bunching and Stranding Process. Bunching and stranding is the process of twisting together single strand wires to form a construction ranging from seven to over 200 strands. If the wire is bunched, the individual strands of wire are twisted together in a random pattern. Bunched wire is typically used in power cords for lights and appliances. Stranded wire is composed of a number of single end wires twisted together in a specific geometric pattern where each strand's relative position is maintained throughout the length of the wire. Stranded wire is typically used in security, audio and intercom systems.

     - Cabling Process. Cabling is the process of twisting bunched wire to form a construction ranging from 49 to 47,000 strands. Cabling is used in various industrial applications such as transportation and mining.

  INSULATED WIRE PRODUCTS

     As of December 31, 1999, the Company had fifteen manufacturing and distribution facilities used to produce and distribute insulated wire. Five of the manufacturing facilities are located in Indiana, four are located in Texas, three are located in Alabama, one is located in the Philippines and one is located in France. The Company has one distribution facility in Texas. The production of insulated wire starts with bare wire (primarily manufactured internally) and involves insulating the wire products with various polymeric insulating compounds through an extrusion process. Extrusion involves the feeding, melting and pumping of insulating compounds through a die to shape it into its final form on the wire. In order to enhance the insulation properties of some products, certain polymeric compounds can be chemically cross-linked after the extrusion process. The Company has extensive chemical cross-linking capabilities.

  WIRE HARNESSES PRODUCTS

     As of December 31, 1999, the Company had five manufacturing facilities and one distribution facility dedicated to wire harness products. Three of the manufacturing facilities are located in Mexico, one facility is located in Ohio and one facility is located in Indiana. The Company has one distribution facility is located in Texas dedicated to wire harness products. The manufacturing of wire harnesses involves the following four-step process:

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

PATENTS AND TRADEMARKS

     The Company has six patents, three patents pending, eleven registered trademarks and two trademark applications pending. The Company does not believe that its competitive position is dependent on patent protection or that its operations are dependent on any individual patent or trademark or group of related patents or trademarks.

EMPLOYEES

     As of December 31, 1999, the Company employed approximately 8,100 full time employees, of which approximately 5,100 were located in Mexico. The Company believes that it has a good relationship with its employees.

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

ITEM 2.  PROPERTIES

     The Company uses owned or leased properties as manufacturing and distribution facilities, warehouses and offices throughout the United States, Mexico, Italy, the Philippines and France. The Company's principal executive offices are located in St. Louis, Missouri. All of the Company's domestic owned properties are pledged to secure the Company's indebtedness under the Company's Amended and Restated Credit Agreement dated as of February 12, 1997, with the Chase Manhattan Bank, Bankers Trust Company and the other lenders party thereto, as amended (the "Senior Bank Facility").

     Listed below are the principal manufacturing and distribution facilities operated by the Company as of December 31, 1999:

LOCATION                           SQUARE FEET   OWNED/LEASED       PRIMARY PRODUCTS/END USE
--------                           -----------   ------------   ---------------------------------
BARE WIRE
Camden, New York.................    450,000       Owned        Single end, bunched, stranded,
                                                                cabled and electroplated wire
Williamstown, New York...........    210,000       Owned        Single end, bunched, stranded and
                                                                cabled wire
Bremen, Indiana..................    175,000       Owned        Bunched wire
Camden, New York.................    150,000      Leased  (1)   Single end, bunched, stranded and
                                                                cabled wire
Pine Bluff, Arkansas.............    130,000       Owned        Single end, bunched, stranded and
                                                                cabled wire
Jordan, New York.................    120,000      Leased  (1)   Single end, bunched, stranded,
                                                                shielding and cabled wire
Rome, New York...................    112,000       Owned        Bunched, stranded, cabled and
                                                                electroplated wire
Cazenovia, New York..............     60,000       Owned        Braided wire
Saint-Chamond, France............     60,000       Owned        Specialty braids, rope and cable
                                                                products
El Paso, Texas...................     57,000       Owned        Bunched wire
Pine Bluff, Arkansas.............     40,000       Owned        Shielding and braided wire
Saint-Chamond, France............     30,000       Owned        Specialty braids, rope and cable
                                                                products
Vinovo, Italy....................     25,000       Owned        Braided wire
Cerritos, California.............     19,000      Leased  (5)   Distribution

INSULATED WIRE
Cebu, Philippines................    135,000       Owned        Automotive
Avilla, Indiana..................    119,000       Owned        Appliance and automotive
El Paso, Texas...................    101,000      Leased  (4)   Appliance and automotive
Beynost, France..................     82,000       Owned        Automotive
Corunna, Indiana.................     72,000       Owned        Appliance
El Paso, Texas...................     70,000       Owned        Automotive
Elkmont, Alabama.................     65,000       Owned        Appliance and automotive
Kendallville, Indiana............     61,000      Leased  (4)   Appliance and automotive
Kendallville, Indiana............     60,000       Owned        Appliance and automotive
El Paso, Texas...................     60,000       Owned        Automotive
Albion, Indiana..................     53,000       Owned        Appliance and automotive
Elkmont, Alabama.................     52,000       Owned        Automotive
El Paso, Texas...................     50,000      Leased  (3)   Distribution
Ardmore, Alabama.................     45,000       Owned        Automotive
El Paso, Texas...................     28,000      Leased  (4)   Automotive

WIRE HARNESSES
Juarez, Mexico...................    120,000      Leased  (4)   Appliance
Chihuahua, Mexico................    100,000       Owned        Appliance
Chihuahua, Mexico................     91,000      Leased  (2)   Appliance
Bucyrus, Ohio....................     47,000      Leased  (5)   Truck Trailers, farm machinery
                                                                and appliance
El Paso, Texas...................     38,000      Leased  (3)   Distribution
Mishawaka, Indiana...............     29,000       Owned        Appliance, HVAC and lawn and
                                                                garden

---------------

(1) The leases on the Company's Camden, New York and Jordan, New York facilities have remaining terms of approximately 12 years. During 1997, the Company purchased the notes that were collateralized by the Camden and Jordan properties from an unrelated creditor. The Company negotiated a payment schedule with the lessor which allows the lessor to retain title to the property until the termination of the lease, at which time the Company will have the option to purchase the properties for a nominal purchase price.

(2) The lease has a remaining term of approximately eight years.

(3) The lease has a remaining term of approximately three years.

(4) The lease has a remaining term of approximately two years.

(5) The lease has a remaining term of approximately one year.

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

     No matters were submitted to a vote of security holders in the fourth quarter of 1999.

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

ITEM 6.  SELECTED FINANCIAL DATA

THE COMPANY

     The selected financial data set forth below presents financial information for the Company for the years ended December 31, 1999, 1998, 1997 and 1996, and for the seven months ended December 31, 1995, as derived from the audited consolidated financial statements of the Company. The selected financial data should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," each included elsewhere herein.

                                                                                                                    SEVEN MONTHS
                                                       YEAR ENDED      YEAR ENDED     YEAR ENDED      YEAR ENDED       ENDED
                                                      DECEMBER 31,    DECEMBER 31,   DECEMBER 31,    DECEMBER 31,   DECEMBER 31,
                                                          1999            1998           1997            1996           1995
                                                      ------------    ------------   ------------    ------------   ------------
                                                                                    (IN THOUSANDS)
RESULTS OF OPERATIONS:
  Net sales.........................................    $ 643,690       $ 645,921     $ 695,148       $ 546,981      $ 245,583
  Cost of goods sold................................      456,333         464,552       530,310         420,823        195,221
  Selling, general and administrative
    expenses(1).....................................       61,194          65,442        60,713          47,572         17,129
  Depreciation and amortization.....................       44,794          42,758        36,826          31,976         11,312
  Impairment, unusual and plant closing
    charges(2)......................................        3,000              --         2,000          84,250          1,750
  Inventory valuation adjustment(3).................           --              --         8,500           8,500             --
                                                        ---------       ---------     ---------       ---------      ---------
  Operating income (loss)...........................       78,369          73,169        56,799         (46,140)        20,171
  Interest expense..................................      (49,839)        (50,627)      (50,939)        (43,013)       (19,931)
  Amortization of deferred financing costs..........       (3,050)         (2,980)       (3,132)         (3,066)        (1,176)
  Other (expense) income............................           --              95          (103)            312           (158)
                                                        ---------       ---------     ---------       ---------      ---------
  Income (loss) before income tax provision,
    cumulative effect of change in accounting
    principle and extraordinary item................       25,480          19,657         2,625         (91,907)        (1,094)
  Income tax provision..............................       10,055          10,002         2,654           1,262          2,197
                                                        ---------       ---------     ---------       ---------      ---------
  Income (loss) before cumulative effect of change
    in accounting principle and extraordinary
    item............................................       15,425           9,655           (29)        (93,169)        (3,291)
  Cumulative effect of change in accounting for
    start-up costs, net of tax benefit of $1,679....       (2,319)(4)          --            --              --             --
                                                        ---------       ---------     ---------       ---------      ---------
  Income (loss) before extraordinary item...........       13,106           9,655           (29)        (93,169)        (3,291)
  Extraordinary item................................           --              --        (2,991)(5)          --             --
                                                        ---------       ---------     ---------       ---------      ---------
        Net income (loss)...........................    $  13,106       $   9,655     $  (3,020)      $ (93,169)     $  (3,291)
                                                        =========       =========     =========       =========      =========
OTHER DATA:
  EBITDA, as adjusted(6)............................    $ 124,621       $ 120,085     $ 108,135       $  82,273      $  33,233
  Capital expenditures..............................       30,506          34,299        27,760          15,849          5,751
  Total assets......................................      678,107         639,114       628,048         531,020        427,920
  Long-term obligations (including current
    maturities).....................................      535,944         527,205       523,795         447,667        338,677
CASH FLOW DATA:
  Net cash from (used in) operating activities......    $  51,475       $  40,646     $  33,998       $  31,980      $  13,334
  Net cash from (used in) investing activities......      (50,506)        (42,120)      (86,756)       (176,108)      (346,797)
  Net cash from (used in) financing activities......        6,456           1,474        52,758         144,128        333,463

---------------

(1) Includes non-cash compensation expense (income) related to the stock appreciation of Holding Class A Common Stock (as defined herein) in the amount of ($1,542), $4,158, $4,010, $3,687 and $0 for the years ended
    December 31, 1999, 1998, 1997 and 1996 and the seven months ended December 31, 1995, respectively. See Note 15 to the Company's Consolidated Financial Statements and Item 12, "Securities Ownership."

(2) Consists of charges relating to product liability claims in the amount of $3,000 in 1999, charges relating to plant closings in the amounts of $2,000, $6,000 and $1,750 in the years ended December 31, 1997 and 1996, and the seven months ended December 31, 1995, respectively, and charges related to the write-off of goodwill principally related to the Original Wirekraft Acquisition in the amount of $78,250 in the year ended December 31, 1996. See Note 9 to the Company's Consolidated Financial Statements included herein.

(3) Represents a pre-tax inventory valuation charge to reduce the last in, first out ("LIFO") valuation of copper in inventory as a result of the decline in the average price of copper during 1997 and 1996. See Note 3 to the Company's Consolidated Financial Statements included herein.

(4) The cumulative effect of change in accounting principle for the ended December 31, 1999 represents a $2,319 loss related to the adoption of Financial Accounting Standards Board ("FASB") Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities," (net of income tax benefit of $1,679). See Note 2 to the Company's Consolidated Financial Statements included herein.

(5) The extraordinary item in the year ended December 31, 1997 represents a $2,991 loss on the early extinguishment of debt (net of income taxes of $1,995).

(6) "EBITDA, as adjusted" is defined as operating income (loss) plus depreciation, amortization of intangible assets, impairment, unusual and plant closing charges and non-cash compensation expense (income). EBITDA, as adjusted, is presented because (i) it is a widely accepted indicator of a company's ability to incur and service debt and (ii) it is the basis on which the Company's compliance with certain financial covenants contained in the Indentures relating to its Senior Subordinated Notes and the Senior Bank Facility is principally determined. However, EBITDA, as adjusted, does not purport to represent cash provided by operating activities as reflected in the Company's consolidated statements of cash flow, is not a measure of financial performance under generally accepted accounting principles ("GAAP") and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Also, the measure of EBITDA, as adjusted, may not be comparable to similar measures reported by other companies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

WIREKRAFT (A PREDECESSOR COMPANY)

     The selected financial data set forth below presents financial information for Wirekraft for the six months ended May 31, 1995. The data is derived from the audited consolidated financial statements of Wirekraft.

                                                                 SIX MONTHS
                                                               ENDED MAY 31,
                                                                    1995
                                                               --------------
                                                               (IN THOUSANDS)
RESULTS OF OPERATIONS:
  Net sales.................................................      $168,053
  Cost of goods sold........................................       138,851
  Selling, general and administrative expenses..............        13,301
  Depreciation and amortization.............................         6,474
  Compensation expense......................................           895(1)
  Expenses related to sale..................................           501(2)
  Expenses related to plant closings........................         2,000(3)
                                                                  --------
  Operating income..........................................         6,031
  Interest expense..........................................        (8,020)
  Amortization of deferred financing costs..................        (1,657)
                                                                  --------
  Income (loss) before income taxes and extraordinary
     item...................................................        (3,646)
  Income tax provision (benefit)............................        (2,114)
                                                                  --------
  Income (loss) before extraordinary item...................        (1,532)
  Extraordinary item........................................        (7,835)(4)
                                                                  --------
          Net income (loss).................................      $ (9,367)
                                                                  ========
OTHER DATA:
  EBITDA, as adjusted(5)....................................      $ 15,901
  Capital expenditures......................................         2,914
  Total assets..............................................       241,277
  Long-term obligations (including current maturities)......       148,386
CASH FLOW DATA:
  Net cash from (used in) operating activities..............      $ (3,921)
  Net cash from (used in) investing activities..............       (47,887)
  Net cash from (used in) financing activities..............        51,663

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

(5) "EBITDA, as adjusted" is defined as operating income (loss) plus depreciation, amortization of intangible assets, impairment, unusual and plant closing charges and non-cash compensation expense (income). EBITDA, as adjusted, is presented because (i) it is a widely accepted indicator of a company's ability to incur and service debt and (ii) it is the basis on which the Company's compliance with certain financial covenants contained in the Indentures relating to its Senior Subordinated Notes and the Senior Bank Facility is principally determined. However, EBITDA, as adjusted, does not purport to represent cash provided by operating activities as reflected in the Company's consolidated statements of cash flow, is not a measure of financial performance under GAAP and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Also, the measure of EBITDA, as adjusted, may not be comparable to similar measures reported by other companies.

OMEGA (A PREDECESSOR COMPANY)

     The selected financial data set forth below presents the financial information of Omega and its predecessor, THL-Omega Holding Corporation ("THL-Omega"), for the periods indicated. The data for the two months ended May 31, 1995, are derived from the audited consolidated financial statements of Omega. The data for the three months ended March 31, 1995 are derived from the audited consolidated financial statements of THL-Omega.

                                                                              THL-
                                                                OMEGA         OMEGA
                                                              ---------     ---------
                                                                 TWO          THREE
                                                               MONTHS        MONTHS
                                                                ENDED         ENDED
                                                               MAY 31,      MARCH 31,
                                                               1995(1)        1995
                                                              ---------     ---------
                                                                  (IN THOUSANDS)
RESULTS OF OPERATIONS:
  Net sales.................................................  $  23,295      $38,736
  Cost of goods sold........................................     17,512       29,401
  Selling, general and administrative expenses..............      1,639        2,651
  Depreciation and amortization.............................      1,233        1,459
  Compensation expense......................................         --        9,715(2)
  Expenses related to sale..................................         --        1,689(3)
                                                              ---------      -------
  Operating income (loss)...................................      2,911       (6,179)
  Interest expense..........................................     (1,797)      (1,478)
  Amortization of deferred financing costs..................       (238)         (50)
  Other income..............................................         --           32
                                                              ---------      -------
  Income (loss) before income taxes and extraordinary
     item...................................................        876       (7,675)
  Income tax provision......................................        171          484
                                                              ---------      -------
  Income (loss) before extraordinary item...................        705       (8,159)
  Extraordinary item........................................     (4,044)(4)   (1,148)(5)
                                                              ---------      -------
          Net income (loss).................................  $  (3,339)     $(9,307)
                                                              =========      =======
OTHER DATA:
  EBITDA, as adjusted(6)....................................  $   4,144      $ 6,684
  Capital expenditures......................................        581        1,597
  Total assets..............................................    176,659       97,657
  Long-term obligations (including current maturities)......    128,116       54,615
CASH FLOW DATA:
  Net cash from (used in) operating activities..............  $   4,987      $ 3,604
  Net cash from (used in) investing activities..............   (159,661)      (1,597)
  Net cash from (used in) financing activities..............    154,674       (1,536)

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

(6) "EBITDA, as adjusted" is defined as operating income (loss) plus depreciation, amortization of intangible assets, impairment, unusual and plant closing charges and non-cash compensation expense

    (income). EBITDA, as adjusted, is presented because (i) it is a widely accepted indicator of a company's ability to incur and service debt and (ii) it is the basis on which the Company's compliance with certain financial covenants contained in the Indentures relating to its Senior Subordinated Notes and the Senior Bank Facility is principally determined. However, EBITDA, as adjusted, does not purport to represent cash provided by operating activities as reflected in the Company's consolidated statements of cash flow, is not a measure of financial performance under GAAP and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Also, the measure of EBITDA, as adjusted, may not be comparable to similar measures reported by other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company conducts its operations through two segments: (i) wire products, which includes both bare wire and insulated wire products, and (ii) wire harness products. The table below sets forth the major components of the results of operations for the years ended December 31, 1999, 1998 and 1997, and should be used in reviewing the discussion and analysis of results of operations and liquidity and capital resources. See Note 12 to the Company's Consolidated Financial Statements for business segment information.

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

                             RESULTS OF OPERATIONS

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
  Wire sales................................................  $452,644   $475,528   $529,718
  Wire harness sales........................................   191,046    170,393    165,430
                                                              --------   --------   --------
          Net sales.........................................   643,690    645,921    695,148
  Cost of goods sold........................................   456,333    464,552    530,310
  Selling, general and administrative expenses..............    61,194     65,442     60,713
  Depreciation and amortization.............................    44,794     42,758     36,826
  Unusual and plant closing charges.........................     3,000         --      2,000
  Inventory valuation adjustment............................        --         --      8,500
                                                              --------   --------   --------
          Operating income..................................  $ 78,369   $ 73,169   $ 56,799
                                                              ========   ========   ========

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     Net sales for the year ended December 31, 1999 were $643.7 million, representing a $2.2 million, or 0.3%, decrease compared to the year ended December 31, 1998. An increase in unit volume was more than offset by the impact of a decrease in the average cost and selling price of copper. The average price of copper based upon the New York Mercantile Exchange, Inc. ("COMEX") decreased to $.72 per pound during the year ended December 31, 1999 from $0.75 per pound during the year ended December 31, 1998.

     Wire Segment sales were $452.6 million, representing a $22.9 million, or 4.8%, decrease for the year ended December 31, 1999, as compared to the year ended December 31, 1998. Increased sales of bare wire products into the industrial market was more than offset by the decrease in the average price of copper and lower insulated wire sales to the automotive industry in the first half of 1999. This decrease in sales to the automotive industry was due primarily to a decision by some of the Company's customers, who are suppliers to

U.S. facilities of Japanese automakers, to shift some of their wire production in-house to better utilize their available capacity caused in part by the 1998 Asian financial crisis. Within the Wire Harness Segment, net sales for the year ended December 31, 1999 were $191.0 million, representing a $20.7 million, or 12.1%, increase compared to the year ended December 31, 1998. This increase in volume was due to an increase in consumer demand and production within the appliance industry and additional volume with new and existing customers.

     Cost of goods sold as a percentage of sales improved to 70.9% for the year ended December 31, 1999, from 71.9% for the same period in 1998. This improvement was the result of cost reductions from material savings, operating efficiencies, equipment upgrades, previous plant consolidations, increased volume at lower cost facilities in Mexico and the Philippines and the impact of lower copper prices. Because the Company's products are typically priced at a spread over the cost of copper, a lower copper price leads to a higher gross margin percentage but generally has no impact on gross margin dollars.

     Selling, general and administrative expenses were $61.2 million for the year ended December 31, 1999, compared to $65.4 million for the year ended December 31, 1998. This decrease was due to non-cash compensation income recognized in the current year of $1.5 million compared to a similar non-cash compensation expense recognized during 1998 of $4.2 million. This decrease was partially offset by the effect of increased costs related to the additional volume within the Wire Harness Segment and the impact of incremental costs for a full year associated with the acquisitions of Spargo Wire and Italtrecce in 1998. Selling, general and administrative expenses as a percent of net sales improved from 10.1% for the year ended December 31, 1998 to 9.5% for the year ended December 31, 1999. This decrease was primarily due to the effect of the non-cash compensation income and expense and was partially offset by the effect of lower copper prices on net sales.

     Depreciation and amortization was $44.8 million for the year ended December 31, 1999, as compared to $42.8 million for the same period in 1998. The increase of $2.0 million was the result of a full year of depreciation and amortization of goodwill related to the acquisitions of Spargo Wire and Italtrecce and increased capital expenditures.

     The Company recorded a pre-tax charge to operations of $3.0 million in the year ended December 31, 1999 for anticipated losses related to product liability claims associated with a predecessor of the Company. These claims are for a non-wire product in the appliance industry that the Company has not manufactured since 1992. In 1999, the Company reviewed the occurrence rate associated with these claims and determined that the liability originally established in the year ended December 31, 1996 needed to be increased. The Company did not have a similar charge during the year ended December 31, 1998.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     Net sales for the year ended December 31, 1998 were $645.9 million, representing a $49.2 million, or 7.1%, decrease compared to the year ended December 31, 1997. Increases in unit volume in both segments were more than offset by the impact of a decrease in the average cost and selling price of copper, a higher mix of tolled copper and the discontinuation of a non-core product line in September 1997. The average price of copper based upon the COMEX decreased to $.75 per pound during the year ended December 31, 1998 from $1.03 per pound during the year ended December 31, 1997.

     Wire Segment sales were $475.5 million, representing a $54.2 million, or 10.2%, decrease for the year ended December 31, 1998, as compared to the year ended December 31, 1997. This decrease was the result of the decrease in the average price of copper offset by an increase in unit growth in sales of bare wire and cable to industrial and electronics/data communications customers. Wire Segment sales also benefited from the full year of sales related to the Camden Acquisition (acquired in February 1997) and the incremental sales related to the acquisitions of Spargo Wire and Italtrecce in 1998. Within the Wire Harness Segment, net sales for the year ended December 31, 1998 were $170.4 million, representing a $5.0 million, or 3.0%, increase compared to the year ended December 31, 1997. This increase in volume was due primarily to a general increase in domestic appliance production and sales and expanded relationships with certain customers. Volume increases were partially offset by the loss of sales from a non-core product line discontinued in September 1997.

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

     Selling, general and administrative expenses were $65.4 million for the year ended December 31, 1998, compared to $60.7 million for the year ended December 31, 1997. This $4.7 million increase primarily reflected the addition of Camden for a full first quarter, the effect of the acquisitions of Spargo Wire and Italtrecce in 1998 and increased unit volume. Selling, general and administrative expenses as a percent of net sales increased from 8.7% for the year ended December 31, 1997 to 10.1% for the year ended December 31, 1998. This increase was primarily due to the effect of lower copper prices on net sales.

     Depreciation and amortization was $42.8 million for the year ended December 31, 1998, as compared to $36.8 million for the same period in 1997. The increase of $6.0 million was the result of a full year of depreciation and amortization of goodwill related to the Camden Acquisition, increased capital expenditures and additional depreciation and amortization of goodwill related to the acquisitions of Spargo Wire and Italtrecce in 1998.

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

  Working Capital and Cash Flows

     For the year ended December 31, 1999, the Company generated $51.5 million in cash from operations, received $25.0 million from the issuance of long-term debt obligations, made net repayments of $16.3 million to repay indebtedness under the Senior Bank Facility, spent $30.5 million on capital projects, used $20.0 million on the acquisition of the Forissier Group, used $2.1 million on financing fees and used $0.2 million on other financing activities.

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

  Financing Arrangements

     In connection with the acquisition of the Forissier Group, the Company amended its Senior Bank Facility to obtain an additional $25.0 million in borrowing under a Tranche A1 Loan. As amended, the Senior Bank Facility provides senior secured financing of up to $275.5 million, consisting of a $17.5 million Tranche A Loan, a $25.0 million Tranche A1 Loan and a $158.0 million Tranche B Loan (collectively, the "Term Facility") and a $75.0 million revolving credit facility (the "Revolver"). The Company is obligated to make principal payments in respect of the Term Facility of $8.0 million in 2000, $9.3 million in 2001, $48.4 million in 2002 and $134.8 million in 2003. In addition, the Senior Bank Facility may require a prepayment on the term loans based on an excess cash flow calculation as defined in the Senior Bank Facility agreement. The Revolver is available for working capital purposes including letters of credit. The commitments terminate and all amounts under the Revolver then outstanding mature in 2002. As of December 31, 1999, there was $200.5 million outstanding under the Term Facility and $52.9 million of unused borrowing capacity under the Revolver.

     The Company's obligations under the Senior Bank Facility bear interest at floating rates and require interest payments on varying dates depending on the interest rate option selected by the Company. At December 31, 1999, the weighted average interest rate on outstanding borrowings under the Senior Bank Facility was 8.11%.

     The Company has outstanding $150.0 million principal amount of 11.75% Senior Subordinated Notes due 2005 under an Indenture dated June 12, 1995 and $150 million of 11.75% Series B Senior Subordinated Notes due June 2005 under an Indenture dated June 17, 1997, priced at 108.75% for an effective interest rate of 10.15% (collectively, the "Senior Notes"). The Senior Notes bear interest at the rate of 11.75% per annum, requiring semi-annual interest payments of $17.6 million on each June 1 and December 1. The Company also has outstanding $5.0 million of 14% Senior Subordinated Notes due June 1, 2005 (the "14% Notes"). The 14% Notes bear interest at the rate of 14% per annum, requiring a semi-annual interest payment of $0.4 million on each June 1 and December 1. Neither the Senior Notes nor the 14% Notes are subject to any sinking fund requirements.

     In connection with the Camden Acquisition, the Company assumed debt related to two Industrial Revenue Bonds (the "IRBs") totaling $15.5 million. The IRBs are due in August 2005 and March 2016 in the amounts of $9.0 million and $6.5 million, respectively. The IRBs bear interest at a rate per annum which is tied to the Tax Exempt Money Market Index. Rates change weekly and interest is paid monthly. The IRBs are collateralized by letters of credit totaling $15.5 million. As of December 31, 1999, the weighted average interest rate on the IRBs was 4.29%.

  Liquidity

     The principal raw material used in the Company's products is copper. The market price of copper is subject to significant fluctuations. Working capital needs change whenever the Company experiences a significant change in copper prices. A $0.10 per pound change in the price of copper changes the Company's working capital by approximately $5.1 million. The Company enters into contractual relationships with most of its customers to adjust its prices based upon the prevailing market prices on the COMEX. This approach is patterned after the Company's arrangement with its copper suppliers and is designed to remove the risk associated with fluctuating copper prices.

     As part of an impairment charge in 1996, the Company accrued $4.2 million for anticipated losses related to product liability claims associated with the Original Wirekraft Acquisition. These claims are for a non-wire product utilized in the appliance industry that the Company has not manufactured since 1992. The Company's policy is to record the probable and reasonably estimable loss related to product liability claims. In 1996, the claims significantly increased as a result of the receipt of claims accumulated by insurance companies related to prior periods. Accordingly, the Company revised its estimated liability outstanding on actual claims reported and its estimate of claims incurred but not reported at December 31, 1999.

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

     The Company expected the frequency and per incident dollar value of the claims to decrease substantially in 1999 as the products are now beyond their useful life. Actual claims in 1999 did not decrease at the rate expected by the Company as several insurance carriers continued to submit claims for products beyond their expected useful life. The Company has not reached agreement on settlement for the claims on these products. Based on these recent developments, the Company reserved an additional amount of $3.0 million related to these claims. The reserve for product liability claims was $3.8 million and $2.4 million at December 31, 1999 and 1998, respectively.

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

     The Company's primary sources of liquidity are cash flows from operations and borrowings under the Revolver, which are subject to a borrowing base calculation. The major uses of cash in 2000 are expected to be for debt service requirements and capital expenditures. In 2000, debt service requirements are estimated at approximately $64.3 million while capital expenditures are estimated at approximately $31.0 million. Management believes that cash from operating activities, together with available borrowings under the Revolver, if necessary, should be sufficient to permit the Company to meet these financial obligations.

     In the event that the sale of the Wire Harness Segment is completed, the Company anticipates that all of the proceeds from the sale will be used to pay down the outstanding Senior Bank Facility.

IMPACT OF YEAR 2000 ISSUE

     During 1999, the Company completed the implementation of a new computer system at several of its facilities in order to become Year 2000 compliant. As of January 31, 2000, the Company is not aware of any known internal failures with the computer systems or machinery and equipment related to the Year 2000 issue nor is the Company aware of any business interruptions from external Year 2000 failures. Due to the general uncertainty inherent in the Year 2000 issue, the Company cannot be certain that there will not be system failures or business interruptions in the future related to the Year 2000 issue, and if such failures were to occur, what impact they might have on the Company's results of operations, liquidity or financial condition.

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

SUBSEQUENT EVENT

     On February 11, 2000, the Company entered into a letter of intent to sell its Wire Harness Segment to Viasystems Group, Inc. ("Viasystems") for $210 million in cash. The sale is contingent upon Viasystems' initial public offering. The Company and Viasystems are commonly controlled by affiliates of Hicks Muse. As such, the Company will account for any gain or loss on the transaction through stockholder's equity. The purchase price was determined by senior management of both companies. In addition, each of the boards of directors have received opinions from nationally recognized financial advisors that the purchase price is fair, from a financial point of view, to each of the respective parties. In connection with the sale, the Company will enter into a supply agreement to supply substantially all of the Wire Harness Segment's insulated wire requirements through 2003. See Note 13 to the Company's Consolidated Financial Statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not ordinarily hold market risk sensitive instruments for trading purposes. The Company does, however, recognize market risk from interest rate, foreign currency exchange and commodity price exposure.

INTEREST RATE RISK

     At December 31, 1999, approximately $216 million of the Company's long-term debt, specifically, borrowings outstanding under the Senior Bank Facility and IRBs, bears interest at variable rates. Accordingly, the Company's net income and after tax cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a two percentage point change in the average interest rate under these borrowings, it is estimated that the Company's 1999 interest expense would have increased by approximately $4.3 million, resulting in a decrease to the Company's net income and after tax cash flow of approximately $2.5 million. In the event of an adverse change in interest rates, management would likely take actions that would mitigate the Company's exposure; however, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such actions. Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment. Additionally, there can be no assurances that increases in interest rates will not exceed the above projected interest rates.

FOREIGN CURRENCY RISK

     The Company has operations in Mexico, the Philippines, Italy and France. While the majority of the Company's foreign transactions are denominated in the U.S. dollar, some transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. The Company evaluates from time-to-time various currency hedging programs that could reduce the risk.

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

ITEM 8.  FINANCIAL STATEMENTS

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
INTERNATIONAL WIRE GROUP, INC
  Report of Independent Accountants.........................   24
  Consolidated Balance Sheets as of December 31, 1999 and
     December 31, 1998......................................   25
  Consolidated Statements of Operations for the years ended
     December 31,
     1999, December 31, 1998 and December 31, 1997..........   26
  Consolidated Statements of Stockholder's Equity (Deficit)
     for the years
     ended December 31, 1999, December 31, 1998 and December
      31, 1997..............................................   27
  Consolidated Statements of Cash Flows for the years ended
     December 31,
     1999, December 31, 1998 and December 31, 1997..........   28
  Notes to Consolidated Financial Statements................   29
  Consolidated Financial Statement Schedule for the years
     ended
     December 31, 1999, December 31, 1998 and December 31,
      1997:
  Schedule II -- Valuation and Qualifying Accounts..........   50

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and shareholder of International Wire Group, Inc.:

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of International Wire Group, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As discussed in Note 15 to the consolidated financial statements, the accompanying consolidated financial statements have been restated. As discussed in Note 2 to the consolidated financial statements, the Company changed its method of reporting start-up activities.

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
March 17, 2000

                         INTERNATIONAL WIRE GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                               AS OF DECEMBER 31,

                                     ASSETS

                                                                1999       1998
                                                              --------   --------
Current assets:
  Cash and cash equivalents.................................  $  7,425         --
  Accounts receivable, less allowance of $2,879 and
     $2,633.................................................   101,310     81,369
  Inventories...............................................    92,142     82,968
  Prepaid expenses and other................................    12,223     16,510
  Deferred income taxes.....................................    15,436     12,107
                                                              --------   --------
          Total current assets..............................   228,536    192,954
  Property, plant and equipment, net........................   184,660    178,647
  Deferred financing costs, net.............................    14,011     14,966
  Intangible assets, net....................................   243,627    246,529
  Other assets..............................................     7,273      6,018
                                                              --------   --------
          Total assets......................................  $678,107   $639,114
                                                              ========   ========

                 LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

  Current liabilities:
  Current maturities of long-term obligations...............  $  9,606   $  6,222
  Accounts payable..........................................    48,655     34,461
  Accrued and other liabilities.............................    22,654     25,094
  Accrued payroll and payroll related items.................    12,858     13,240
  Customers' deposits.......................................    20,987     22,588
  Accrued interest..........................................     4,041      3,674
                                                              --------   --------
          Total current liabilities.........................   118,801    105,279
  Long-term obligations, less current maturities............   526,338    520,983
  Deferred income taxes.....................................    21,772     13,184
  Other long-term liabilities...............................    30,926     31,228
                                                              --------   --------
          Total liabilities.................................   697,837    670,674
  Stockholder's equity (deficit):
  Common stock, $.01 par value, 1,000 shares authorized,
     issued and outstanding.................................         0          0
  Contributed capital.......................................   124,751    126,027
  Carryover of predecessor basis............................   (67,762)   (67,762)
  Accumulated deficit.......................................   (76,719)   (89,825)
                                                              --------   --------
          Total stockholder's equity (deficit)..............   (19,730)   (31,560)
                                                              --------   --------
          Total liabilities and stockholder's equity
           (deficit)........................................  $678,107   $639,114
                                                              ========   ========

        See accompanying notes to the consolidated financial statements

                         INTERNATIONAL WIRE GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                        FOR THE YEARS ENDED DECEMBER 31,

                                                                1999       1998       1997
                                                              --------   --------   --------
Net sales...................................................  $643,690   $645,921   $695,148
Operating expenses:
  Cost of goods sold........................................   456,333    464,552    530,310
  Selling, general and administrative expenses including
     non-cash compensation expense (income) of ($1,542),
     $4,158 and 4,010, respectively.........................    61,194     65,442     60,713
  Depreciation and amortization.............................    44,794     42,758     36,826
  Unusual and plant closing charges.........................     3,000         --      2,000
  Inventory valuation adjustment............................        --         --      8,500
                                                              --------   --------   --------
Operating income............................................    78,369     73,169     56,799
Other income (expense):
  Interest expense..........................................   (49,839)   (50,627)   (50,939)
  Amortization of deferred financing costs..................    (3,050)    (2,980)    (3,132)
  Other, net................................................        --         95       (103)
                                                              --------   --------   --------
Income before income tax provision, cumulative effect of
  change in accounting principle and extraordinary item.....    25,480     19,657      2,625
  Income tax provision......................................    10,055     10,002      2,654
                                                              --------   --------   --------
Income (loss) before cumulative effect of change in
  accounting principle and extraordinary item...............    15,425      9,655        (29)
Cumulative effect of change in accounting for start-up
  costs, net of tax benefit of $1,679.......................    (2,319)        --         --
                                                              --------   --------   --------
Income (loss) before extraordinary item.....................    13,106      9,655        (29)
Extraordinary item -- loss related to early extinguishment
  of debt, net of taxes of $1,995...........................        --         --     (2,991)
                                                              --------   --------   --------
          Net income (loss).................................  $ 13,106   $  9,655   $ (3,020)
                                                              ========   ========   ========

        See accompanying notes to the consolidated financial statements

                         INTERNATIONAL WIRE GROUP, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                                                                       CARRYOVER OF
                                    COMMON   PREFERRED   CONTRIBUTED   PREDECESSOR    ACCUMULATED
                                    STOCK      STOCK       CAPITAL        BASIS         DEFICIT      TOTAL
                                    ------   ---------   -----------   ------------   -----------   --------
Balance December 31, 1996, as
  reported........................   $ 0        $ 4       $125,340       $(67,762)     $(92,773)    $(35,191)
Adjustment........................    --         --          3,687             --        (3,687)          --
                                     ---        ---       --------       --------      --------     --------
Balance December 31, 1996, as
  restated........................     0          4        129,027        (67,762)      (96,460)     (35,191)
Capital contributed...............    --         --            451             --            --          451
Repurchase of stock of Holding....    --         --           (700)            --            --         (700)
Conversion of preferred stock to
  debt............................    --         (4)        (9,996)            --            --      (10,000)
Preferred stock dividend..........    --         --         (1,378)            --            --       (1,378)
Non-cash compensation expense.....    --         --          4,010             --            --        4,010
Net loss..........................    --         --             --             --        (3,020)      (3,020)
                                     ---        ---       --------       --------      --------     --------
Balance December 31, 1997.........     0         --        121,414        (67,762)      (99,480)     (45,828)
Capital contributed...............    --         --            455             --            --          455
Non-cash compensation expense.....    --         --          4,158             --            --        4,158
Net income........................    --         --             --             --         9,655        9,655
                                     ---        ---       --------       --------      --------     --------
Balance December 31, 1998.........     0         --        126,027        (67,762)      (89,825)     (31,560)
Capital contributed...............    --         --            496             --            --          496
Repurchase of stock of Holding....    --         --           (230)            --            --         (230)
Non-cash compensation income......    --         --         (1,542)            --            --       (1,542)
Net income........................    --         --             --             --        13,106       13,106
                                     ---        ---       --------       --------      --------     --------
Balance December 31, 1999.........   $ 0        $--       $124,751       $(67,762)     $(76,719)    $(19,730)
                                     ===        ===       ========       ========      ========     ========

        See accompanying notes to the consolidated financial statements

                         INTERNATIONAL WIRE GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                        FOR THE YEARS ENDED DECEMBER 31,

                                                                1999       1998       1997
                                                              --------   --------   ---------
Cash flows provided by (used in) operating activities:
  Net income (loss).........................................  $ 13,106   $  9,655   $  (3,020)
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation...........................................    30,962     27,461      24,465
     Amortization of intangibles............................    13,832     15,297      12,361
     Amortization of deferred financing costs...............     3,050      2,980       3,132
     Cumulative effect of change in accounting for start-up
       costs................................................     3,998         --          --
     Extraordinary loss on early extinguishment of debt.....        --         --       4,986
     Unusual and plant closing charges......................     3,000         --       2,000
     Inventory valuation adjustment.........................        --         --       8,500
     Non-cash compensation expense (income).................    (1,542)     4,158       4,010
     Deferred income taxes..................................     5,259      5,629         901
     Change in assets and liabilities, net of acquisitions:
       Accounts receivable..................................    (9,823)     9,998        (456)
       Inventories..........................................    (4,218)    (7,995)     (1,835)
       Prepaid expenses and other...........................    (5,158)   (11,474)     (6,273)
       Accounts payable.....................................     9,090    (17,686)     (9,171)
       Accrued and other liabilities........................    (7,962)    (3,824)     (4,313)
       Customers' deposits..................................    (1,601)     1,483       4,591
       Accrued interest.....................................       367     (1,160)        186
       Income taxes payable/refundable......................     3,723     (1,113)     (2,976)
       Other long-term liabilities..........................    (4,608)     7,237      (3,090)
                                                              --------   --------   ---------
          Net cash from operating activities................    51,475     40,646      33,998
                                                              --------   --------   ---------
Cash flows used in investing activities:
  Acquisitions, net of cash.................................   (20,000)    (7,821)    (58,996)
  Capital expenditures......................................   (30,506)   (34,299)    (27,760)
                                                              --------   --------   ---------
          Net cash used in investing activities.............   (50,506)   (42,120)    (86,756)
                                                              --------   --------   ---------
Cash flows provided by (used in) financing activities:
  Equity proceeds...........................................        42         --          --
  Proceeds from issuance of long-term obligations...........    25,000         --     228,125
  Repayment of long-term obligations........................    (7,261)    (5,339)   (143,836)
  Borrowing (repayment) on revolver.........................    (9,000)     8,175     (18,165)
  Repurchase of stock of Holding............................      (230)        --        (700)
  Cash dividends paid on preferred stock....................        --         --      (1,378)
  Financing fees and other..................................    (2,095)    (1,362)    (11,288)
                                                              --------   --------   ---------
          Net cash from financing activities................     6,456      1,474      52,758
                                                              --------   --------   ---------
          Net change in cash and cash equivalents...........     7,425         --          --
Cash and cash equivalents at beginning of the period........        --         --          --
                                                              --------   --------   ---------
Cash and cash equivalents at end of the period..............  $  7,425   $     --   $      --
                                                              ========   ========   =========

        See accompanying notes to the consolidated financial statements

                         INTERNATIONAL WIRE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                       (IN THOUSANDS, EXCEPT SHARE DATA)

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

     On February 12, 1997, the Company acquired all of the issued and outstanding common stock of Camden Wire Co., Inc. ("Camden"), a wholly-owned subsidiary of Oneida LTD (the "Camden Acquisition"). Camden was engaged in the design, manufacture and marketing of non-insulated bare and tin-plated copper wire. The Camden Acquisition was accounted for using the purchase method of accounting whereby the total acquisition cost has been allocated to the consolidated assets and liabilities based upon their estimated respective fair values.

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

     On December 29, 1999, the Company acquired the business of a group of three French wire and cable manufacturers (collectively, "Forissier Group"). Two of the companies manufacture and market specialty braids, rope and cable products and the third company manufactures and markets insulated wire products. The total consideration paid in connection with these acquisitions, including fees and expenses, was approximately $20,000. This acquisition was accounted for using the purchase method of accounting whereby the total acquisition cost has been allocated to the consolidated assets and liabilities based upon their estimated respective fair values.

2.  SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The consolidated financial statements include the accounts of Group and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

                         INTERNATIONAL WIRE GROUP, INC.

  Revenue Recognition

     Sales and related cost of goods sold are included in income when goods are shipped to customers.

  Inventories

     Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out ("LIFO") method.

  Property, Plant and Equipment

     Property, plant and equipment is stated at cost. Depreciation is calculated using the straight-line method. The average estimated lives utilized in calculating depreciation are as follows: building -- 25 to 40 years; building improvements -- 15 years; machinery and equipment -- 3 to 11 years; and furniture and fixtures -- 5 years. Leasehold improvements are amortized over the shorter of the term of the respective lease or the life of the respective improvement. The cost and related accumulated depreciation of assets sold, retired or otherwise disposed of are removed from the respective accounts, and any resulting gains or losses are included in the statement of operations.

  Intangible Assets

     Intangible assets consist principally of goodwill arising from the excess of cost over the value of net assets acquired which is amortized using the straight-line method over a range of twenty to forty years. Accumulated amortization aggregated $44,305 and $36,257 at December 31, 1999 and 1998, respectively.

  Impairment of Long-lived Assets

     The Company periodically assesses the recoverability of long-lived assets (including intangible assets) based on its current and anticipated future undiscounted cash flows. In addition, the Company's policy for the recognition and measurement of any impairment of long-lived assets is to assess the current and anticipated future cash flows associated with the impaired asset. An impairment occurs when the cash flows (excluding interest) do not exceed the carrying amount of the asset. The amount of the impairment loss is the difference between the carrying amount of the asset and its estimated fair value.

  Deferred Financing Costs

     Deferred financing costs, consisting of fees and other expenses associated with debt financing are amortized over the term of the related debt using the straight-line method, which approximates the effective interest method. Accumulated amortization aggregated $13,404 and $10,354 at December 31, 1999 and 1998, respectively.

  Deferred Income Taxes

     The Company accounts for certain items of income and expense in different periods for financial reporting and income tax purposes. Provisions for deferred income taxes are made in recognition of such temporary differences, where applicable. A valuation allowance is established against deferred tax assets unless the Company believes it is more likely than not that the benefit will be realized.

  Non-cash Compensation Expense (Income)

     The Company records non-cash compensation which reflects the difference between the cost of Holding's Class A common stock, which can be converted into shares of Holding common stock at a variable rate, and the value of the common shares at the time of the valuation. Contributed capital is increased for non-cash compensation expense and decreased for non-cash compensation income.

                         INTERNATIONAL WIRE GROUP, INC.

  Foreign Currency

     The Company has operations in Mexico, the Philippines, Italy and France. The U.S. dollar is the functional currency for the majority of the Company's foreign transactions. All gains and losses from remeasurement and transactions are determined using a combination of current and historical rates and are included in net income.

  Interest Rate Hedging Arrangement

     As of December 31, 1998, the Company had one interest rate protection agreement for the purpose of hedging against rising interest rates. The fees the Company paid for these arrangements are included in deferred financing fees and amortized on a straight-line basis over the life of the arrangements. This agreement provided the Company with a ceiling on the three month London Interbank Offered Rate ("LIBOR") of 8.0% on $32,500 of indebtedness through March 1999. The Company estimates that the fair value approximated the carrying value of the interest rate hedging arrangement. There was no such arrangement at December 31, 1999.

  Fair Value of Financial Instruments

     The Company's financial instruments, excluding the Senior Notes (as hereinafter defined) are carried at fair value or amounts that approximate fair value. The Company has estimated the fair market value of the Senior Notes using current market data. The fair market value of the Senior Notes was approximately $308,625 and $318,750 at December 31, 1999 and 1998, respectively.

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

  Statement of Cash Flows

     For purposes of the consolidated statement of cash flows, the Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. Interest paid for the years ended December 31, 1999, 1998 and 1997, was $49,480, $51,787 and $50,753,
respectively. Net taxes paid (refunded) for the years ended December 31, 1999, 1998 and 1997 were ($6), $5,644 and $2,817, respectively.

     During the year ended December 31, 1997, the Company entered into certain non-cash investing and financing activities. In 1997, the Company exchanged $10,000 of Series A Senior Cumulative Exchangeable Redeemable Preferred Stock for debt.

     In fiscal 1999, 1998 and 1997, the Company recorded capital lease obligations of $320, $1,044 and $0, respectively, for property, plant and equipment.

  Significant Customer

     A significant portion of the Company's sales were to a major customer within the Wire Harness Segment. Sales to this customer represented 15%, 15% and 14% of net sales for the years ended December 31, 1999, 1998 and 1997, respectively.

                         INTERNATIONAL WIRE GROUP, INC.

  Reclassification of Financial Information

     Certain items in the prior years' financial statements have been reclassified to conform with the current period presentation.

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

3.  INVENTORIES

     The composition of inventories is as follows:

                                                                DECEMBER 31,
                                                              -----------------
                                                               1999      1998
                                                              -------   -------
Raw materials...............................................  $30,723   $41,777
Work-in process.............................................   19,168    13,047
Finished goods..............................................   42,251    28,144
                                                              -------   -------
          Total inventories.................................  $92,142   $82,968
                                                              =======   =======

     The current cost of inventories at December 31, 1999 and 1998 approximated the carrying cost.

     In connection with the decline in the average price of copper, the Company recorded a pre-tax inventory valuation charge of $8,500 for the year ended December 31, 1997 to reduce the LIFO valuation of copper in inventory.

                         INTERNATIONAL WIRE GROUP, INC.

4.  PROPERTY, PLANT AND EQUIPMENT

     The composition of property, plant and equipment is as follows:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1999        1998
                                                              ---------   ---------
Land........................................................  $   3,759   $   3,836
Buildings and improvements..................................     51,367      53,262
Machinery and equipment.....................................    270,892     232,614
Construction in progress....................................      2,824       7,004
                                                              ---------   ---------
                                                                328,842     296,716
Less: accumulated depreciation..............................   (144,182)   (118,069)
                                                              ---------   ---------
                                                              $ 184,660   $ 178,647
                                                              =========   =========

5.  FINANCING COSTS AND RELATED PARTY TRANSACTIONS

     In December 1999, the Company amended the Amended and Restated Credit Agreement in connection with the acquisition of Forissier Group. Accordingly, the Company recorded deferred financing costs of $2,095.

     In June 1997, the Company refinanced debt under the Amended and Restated Credit Agreement. Accordingly, the Company recorded an extraordinary loss of $2,601, net of income tax related to the write-off of deferred financing fees. In addition, the Company repurchased $5,000 of debt and recorded an extraordinary loss of $390, net of income tax, related to a prepayment premium.

     In connection with the Acquisitions and the related financing, the Company entered into a Monitoring and Oversight Agreement ("Agreement") with Hicks, Muse & Co. Partners, L.P. ("Hicks Muse Partners"), an affiliate of the Company. The Agreement provides that the Company shall pay Hicks Muse Partners an annual fee of $500, for ten years for monitoring and oversight services adjusted annually at the end of each fiscal year to an amount equal to 0.1% of the consolidated net sales of the Company, but in no event less than $500 annually.

6.  LONG-TERM OBLIGATIONS

     The composition of long-term obligations at December 31, 1999 and 1998 is as follows:

                                                                1999       1998
                                                              --------   --------
Amended and Restated Credit Agreement:
  Revolving credit facility.................................  $     --   $  9,000
  Term facility.............................................   200,500    180,250
Senior Subordinated Notes...................................   150,000    150,000
Series B Senior Subordinated Notes..........................   150,000    150,000
Series B Senior Subordinated Notes Premium..................     9,979     11,295
Industrial revenue bonds....................................    15,500     15,500
Other.......................................................     9,965     11,160
                                                              --------   --------
                                                               535,944    527,205
Less, current maturities....................................     9,606      6,222
                                                              --------   --------
                                                              $526,338   $520,983
                                                              ========   ========

                         INTERNATIONAL WIRE GROUP, INC.

     The schedule of principal payments (excluding unamortized premium) for long-term obligations at December 31, 1999 is as follows:

2000........................................................   $  9,606
2001........................................................     10,730
2002........................................................     48,623
2003........................................................    134,989
2004........................................................        125
Thereafter..................................................    321,892
                                                               --------
          Total.............................................   $525,965
                                                               ========

  Amended and Restated Credit Agreement

     In connection with the acquisition of Forissier Group, the Company amended the Amended and Restated Credit Agreement dated June 17, 1997 to obtain an additional $25,000 Term A1 Loan. The terms of the amendment require mandatory principle payments in quarterly installments. The final installment of the Term A1 Loan is due March 31, 2003. As amended, the Amended and Restated Credit Agreement provides senior secured financing of up to $275,500, consisting of a $17,500 Term A Loan, a $25,000 Term A1 Loan and a $158,000 Term B Loan (collectively, the "Term Facility") and a $75,000 revolving loan and letter of credit facility (the "Revolver"). Mandatory principal payments of the Term Facility are due in quarterly installments. The final installment of the Term A loan is due September 30, 2002, at which time the Revolver is also due. The final installment of the Term A1 Loan is due March 31, 2003 and the final installment of the Term B Loan is due September 30, 2003.

     Borrowings under the Term A Loan and Revolver bear interest, at the option of Group, at a rate per annum equal to (a) the Alternate Base Rate (as defined in the Amended and Restated Credit Agreement) plus 0.25% or (b) the Eurodollar Rate (as defined in the Amended and Restated Credit Agreement) plus 1.25%. Borrowings under the Term B Loan and Term A1 Loan bear interest, at the option of Group, at a rate per annum equal to (a) the Alternate Base Rate plus 1.0% or
(b) the Eurodollar Rate plus 2.0%. The Alternate Base Rate and Eurodollar Rate margins are established quarterly based on a formula as defined in the Amended and Restated Credit Agreement. Interest payment dates vary depending on the interest rate option to which the Term Facility and the Revolver are tied, but generally interest is payable quarterly. The Amended and Restated Credit Agreement contains several financial covenants which, among other things, require Group to maintain certain financial ratios and restrict Group's ability to incur indebtedness, make capital expenditures and pay dividends. The weighted average interest rate on outstanding borrowings under the Amended and Restated Credit Agreement was 8.11% and 7.53% at December 31, 1999 and 1998, respectively.

  Senior Subordinated Notes and Series B Senior Subordinated Notes

     The Senior Subordinated Notes issued in connection with the Acquisitions and the Series B Notes issued in connection with the refinancing of the Term Facility (collectively, the "Senior Notes") were issued under similar indentures (the "Indentures") dated June 12, 1995 and June 17, 1997, respectively. The Senior Notes represent unsecured general obligations of Group and are subordinated to all Senior Debt (as defined in the Indentures) of Group.

     The Senior Notes are fully and unconditionally (as well as jointly and severally) guaranteed on an unsecured, senior subordinated basis by each subsidiary of the Company (the "Guarantor Subsidiaries") other than Electro Componentes de Mexico, S.A. de C.V., Wirekraft Industries de Mexico, S.A. de C.V., IWG-Philippines, Inc., IWG International, Inc., Italtrecce-Societa Italiana Trecce & Affini S.r.l., International Wire SAS, JYM Finance, S.A., Tresse Metalique J. Forissier, S.A., Cablerie E.

                         INTERNATIONAL WIRE GROUP, INC.

Charbonnet, S.A., Forissier Connectique, S.A., Hermitec, S.A. and Fressynet, S.A. (the "Non-Guarantor Subsidiaries"). Each of the Guarantor Subsidiaries and Non-Guarantor Subsidiaries is wholly owned by the Company.

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

  Industrial Revenue Bonds

     In connection with the Camden Acquisition, the Company assumed debt related to two Industrial Revenue Bonds (the "IRB's") totaling $15,500. The IRB's are due in August, 2005 and March, 2016 in the amounts of $9,000 and $6,500, respectively. The IRB's bear interest at a rate per annum which is tied to the Tax Exempt Money Market Index which resulted in an effective rate of 4.29% and 3.42% at December 31, 1999 and 1998, respectively. Rates change weekly and interest is paid monthly. The IRB's are collateralized by letters of credit totaling $15,500.

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

                         INTERNATIONAL WIRE GROUP, INC.

8.  INCOME TAXES

     The Company accounts for income taxes in accordance with the provisions of SFAS No. 109. The provision for income taxes is as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           1999      1998      1997
                                                          -------   -------   -------
Current:
  Federal...............................................  $ 2,096   $ 2,535   $   169
  State.................................................      358       736       776
  Foreign...............................................    2,342     1,102       808
                                                          -------   -------   -------
                                                            4,796     4,373     1,753
Deferred:
  Federal...............................................    4,066     4,586     1,020
  State.................................................      593     1,043      (119)
  Foreign...............................................      600        --        --
                                                          -------   -------   -------
                                                            5,259     5,629       901
                                                          -------   -------   -------
                                                           10,055    10,002     2,654
Tax benefit on change in accounting principle...........   (1,679)       --        --
Tax benefit on extraordinary item.......................       --        --    (1,995)
                                                          -------   -------   -------
          Total provision...............................  $ 8,376   $10,002   $   659
                                                          =======   =======   =======

     The components of income before income taxes, cumulative effect of change in accounting principle and extraordinary item were as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           1999      1998      1997
                                                          -------   -------   -------
Domestic................................................  $13,462   $24,324   $(2,371)
Foreign.................................................   12,018    (4,667)    4,996
                                                          -------   -------   -------
Income (loss) before income taxes, cumulative effect of
  change in accounting principle and extraordinary
  item..................................................  $25,480   $19,657   $ 2,625
                                                          =======   =======   =======

     Reconciliation between the statutory income tax rate and effective tax rate is summarized below:

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                            1999      1998      1997
                                                           -------   -------   ------
U.S. Federal statutory rate at 35%.......................  $ 8,918   $ 6,880   $  919
State taxes, net of federal effect.......................      618     1,156      427
Foreign taxes............................................   (1,265)      736     (875)
Nondeductible expenses...................................      313      (870)    (163)
Nondeductible amortization of intangibles................    1,464     1,380    1,307
Nondeductible compensation expense (income)..............     (540)    1,455    1,405
Other....................................................      547      (735)    (366)
                                                           -------   -------   ------
                                                           $10,055   $10,002   $2,654
                                                           =======   =======   ======

                         INTERNATIONAL WIRE GROUP, INC.

     The tax effects of significant temporary differences representing deferred tax assets and liabilities are as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           1999      1998      1997
                                                          -------   -------   -------
Deferred tax assets:
  Accounts receivable reserves..........................  $ 1,110   $ 1,106   $   720
  Accrued liabilities not yet deductible................      194     1,393     2,672
  Inventories...........................................    5,872     8,808     8,608
  Net operating loss carryforward.......................    6,402       799     5,077
  AMT credit carryforward...............................    1,858     2,259        --
  Postretirement benefits...............................    2,690     2,912     3,158
  Other.................................................      215       341       315
                                                          -------   -------   -------
                                                           18,341    17,618    20,550
Deferred tax liabilities:
  Depreciation and amortization.........................   24,677    18,695    15,998
                                                          -------   -------   -------
          Net deferred tax asset (liability)............  $(6,336)  $(1,077)  $ 4,552
                                                          =======   =======   =======

     The Company's net operating loss expires in periods ranging from the year 2010 through the year 2011. The Company has no present intention of remitting undistributed earnings of its foreign subsidiaries and, accordingly, no deferred tax liability has been established relative to these earnings.

     The Internal Revenue Service ("IRS") has examined the U.S. income tax return of Kirtland Indiana, Limited Partnership ("KILP"), a predecessor of one of the Company's subsidiaries, for the tax period ended December 21, 1992. The Company received a proposed adjustment to increase taxable income for the period under review. The Company believes that final resolution of this matter will not have a material adverse effect on the Company and that adequate amounts of taxes have been provided.

9.  UNUSUAL AND PLANT CLOSING CHARGES

     During the development of a new business strategy in 1996, the Company formulated a plan to realign the plant capacity through plant closings and consolidations of Wire Segment facilities. To that end, the Company established a reserve for plant closings. As future costs of the 1996 plan became reasonably estimable, the Company charged an additional $2,000 to the reserve in 1997 relating to the closure of plants in the Wire Segment. The plant closing reserve includes provisions for shut-down costs from the period of the plant closure to the date of disposal, commitment costs for leased property and key personnel and severance related costs. The Company anticipates that the remaining reserve is adequate for the future expenditures related to plant closings and that all remaining costs will be incurred with in the next year. During 1999, 1998 and 1997, plant closing actions resulted in the reduction of approximately 0, 90, 300 employees, respectively. There have been ten Wire Harness Segment facilities and six Wire Segment facilities closed to date.

                         INTERNATIONAL WIRE GROUP, INC.

     The following table summarizes the activity in the plant closing reserve for the years ended December 31, 1999, 1998 and 1997:

                                                             YEAR ENDED DECEMBER 31,
                                                             ------------------------
                                                              1999     1998     1997
                                                             ------   ------   ------
Balance, beginning of period...............................  $1,079   $1,445   $2,462
Charges to operations:
  Facility shut-down costs.................................      --       --    1,875
  Lease commitments........................................      --       --       --
  Key personnel and severance costs........................      --       --      125
                                                             ------   ------   ------
                                                                 --       --    2,000
Costs incurred:
  Facility shut-down costs.................................    (549)     (69)  (1,979)
  Lease commitments........................................     (90)    (236)    (230)
  Key personnel and severance costs........................    (364)     (61)    (808)
                                                             ------   ------   ------
                                                             (1,003)    (366)  (3,017)
                                                             ------   ------   ------
Balance, end of period.....................................  $   76   $1,079   $1,445
                                                             ======   ======   ======

     The Company periodically evaluates the adequacy of the reserve balances and estimated future expenditures, including assumptions used and the period over which such costs are expected to be incurred.

     As part of an impairment charge in 1996, the Company accrued $4,200 for anticipated losses related to product liability claims associated with the Original Wirekraft Acquisition. These claims are for a non-wire product utilized in the appliance industry that the Company has not manufactured since 1992. The Company's policy is to record the probable and reasonably estimable loss related to product liability claims. In 1996, the claims significantly increased as a result of the receipt of claims accumulated by insurance companies related to prior periods. Accordingly, the Company revised its estimated liability outstanding on actual claims reported and its estimate of claims incurred but not reported at December 31, 1999.

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

     The Company expected the frequency and per incident dollar value of the claims to decrease substantially in 1999 as the products have exceeded their useful life. Actual claims in 1999 did not decrease at the rate expected by the Company as several insurance carriers continued to submit claims for products beyond their expected useful life. The Company has not reached agreement on settlement for the claims on these products. Based on these recent developments, the Company reserved an additional amount of $3,000 related to these claims.

     The Company has estimated its liability outstanding on actual claims reported at December 31, 1999 and 1998 to be $2,739 and $1,574, respectively. Additionally, the Company considered historical settlement rates to develop its estimate for incurred but not reported claims at December 31, 1999 and 1998 of $968 and $818, respectively. Due to the uncertainties associated with these product claims, the future cost of final settlement of these claims may differ from the liability currently accrued. However, in the Company's opinion, the impact of final settlement of these claims on future operations, financial position and cash flows will not be material.

                         INTERNATIONAL WIRE GROUP, INC.

10.  RETIREMENT BENEFITS AND STOCK OPTION PLANS

     The Company sponsors a number of defined contribution retirement plans which provide retirement benefits for eligible employees. Company contribution expense related to these retirement plans for the years ended December 31, 1999, 1998 and 1997 amounted to approximately $3,828, $3,837 and $3,442, respectively.

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

     In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for the Option Plan. Accordingly, no compensation cost has been recognized for the Option Plan and the Performance Options. There may be compensation expense in future periods to the extent that the fair value of the stock exceeds the exercise price of the Performance Options. Had compensation cost for the Option Plan and the Performance Options been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, the Company's net income would approximate the following:

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                            1999      1998     1997
                                                           -------   ------   -------
As reported..............................................  $13,106   $9,655   $(3,020)
Pro forma................................................  $12,918   $9,345   $(3,210)

     The minimum value of each option grant is estimated on the date of grant with the following assumptions in 1999, 1998 and 1997, respectively: (i) risk-free interest rates of 6.0% in 1999, 6.0% in 1998 and a range of 6.4% to 6.6% in 1997 and (ii) expected life of 10 years.

     The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. Additional awards in future years are anticipated.

                         INTERNATIONAL WIRE GROUP, INC.

     Changes in the status of the Option Plan are summarized below:

                                                 WEIGHTED AVERAGE
                                                  EXERCISE PRICE     OPTIONS     OPTIONS
                                                    PER SHARE        GRANTED     VESTED
                                                 ----------------   ---------   ---------
December 31, 1996..............................       $1.01         4,015,249     195,249
  Granted......................................       $1.40         1,350,000          --
  Vested.......................................       $1.03                --     915,000
  Forfeitures..................................       $1.00          (888,805)    (28,805)
                                                                    ---------   ---------
December 31, 1997..............................       $1.12         4,476,444   1,081,444
  Granted......................................       $1.81           225,000          --
  Vested.......................................       $1.12                --     885,000
  Forfeitures..................................       $1.41          (304,992)    (44,992)
                                                                    ---------   ---------
December 31, 1998..............................       $1.14         4,396,452   1,921,452
  Granted......................................       $2.24           400,000          --
  Vested.......................................       $1.11                --     755,000
  Exercised....................................       $1.40           (30,000)    (30,000)
  Forfeitures..................................       $1.33          (570,000)   (140,000)
                                                                    ---------   ---------
December 31, 1999..............................       $1.22         4,196,452   2,506,452
                                                                    =========   =========

     Changes in the status of the Performance Options are summarized below:

                                                 WEIGHTED AVERAGE
                                                  EXERCISE PRICE     OPTIONS     OPTIONS
                                                    PER SHARE        GRANTED     VESTED
                                                 ----------------   ---------   ---------
December 31, 1996..............................       $1.06         4,202,744          --
  Granted......................................       $  --                --          --
                                                                    ---------   ---------
December 31, 1997..............................       $1.16         4,202,744          --
  Granted......................................       $  --                --          --
  Forfeitures..................................       $1.26          (350,228)         --
                                                                    ---------   ---------
December 31, 1998..............................       $1.26         3,852,516          --
  Reissued.....................................       $1.26           350,228          --
                                                                    ---------   ---------
December 31, 1999..............................       $1.38         4,202,744          --
                                                                    =========   =========

     The weighted average grant-date fair value of options granted during 1999, 1998 and 1997 was $1.26, $1.04 and $0.75 per share, respectively. Of the 4,196,452 options outstanding under the Option Plan at December 31, 1999, 2,925,000 have an exercise price at $1.00 per share, 625,000 at $1.40 per share, 41,452 at $1.63 per share, 205,000 at $1.81 per share and 400,000 at $2.24 per share and have weighted average remaining contractual lives of between 6 and 10 years. The weighted average exercise price of options vested at December 31, 1999 is $1.11 per share.

     Of the Performance Options outstanding at December 31, 1999, 2,966,178 and 1,236,566 have exercise prices of $1.41 and $1.30 respectively, and have weighted average remaining contractual lives of between 6 and 7 years. The performance options that were forfeited in 1998 were reissued to certain officers of the Company in 1999.

     In addition to the options granted to officers and key employees through the Option Plan, the Company also granted options to purchase 300,000 shares of Holding Common Stock at $1.00 per share to directors of the Company. These options were issued and vested in 1995.

                         INTERNATIONAL WIRE GROUP, INC.

     Holding Class A common stock may be converted in shares of Holding common stock (i) at the option of any holder thereof at any time, (ii) at the option of Holding upon the occurrence of a Triggering Event (as defined), and (iii) mandatorily at March 31, 2005. Each share of Holding's Class A common stock is convertible into a fraction of a share of Holding common stock based on a formula set forth in the Company's Certificate of Incorporation. During the years ended December 31, 1999, 1998 and 1997, the Company recorded non-cash compensation expense (income) of ($1,542), $4,158 and $4,010, respectively, which reflects the difference between the cost of the Class A common stock and the value of the defined conversion feature at those dates.

11.  COMMITMENTS AND CONTINGENCIES

     The Company leases certain property, transportation vehicles and other equipment. Total rental expense under operating leases was $6,772, $6,511 and $5,862 for the years ended December 31, 1999, 1998 and 1997, respectively. Future minimum lease payments under capital and operating leases for the years ended December 31 are:

                                                              CAPITAL   OPERATING
                                                              -------   ---------
2000........................................................  $ 1,875    $ 4,115
2001........................................................    1,567      3,536
2002........................................................      578      2,482
2003........................................................      433      1,794
2004........................................................      432      1,200
Thereafter..................................................    2,043      1,554
                                                              -------    -------
  Total minimum lease payments..............................    6,928    $14,681
                                                                         =======
  Less amount representing interest.........................   (2,374)
                                                              -------
  Present value of net minimum lease payments...............  $ 4,554
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

                         INTERNATIONAL WIRE GROUP, INC.

     The table below presents information about reported segments for the years ended December 31, 1999, 1998 and 1997:

                                                                   WIRE
                                                        WIRE     HARNESS    CONSOLIDATED
                                                      --------   --------   ------------
December 31, 1999
  Sales.............................................  $484,978   $191,046     $676,024
  Intersegment sales................................   (32,334)        --      (32,334)
                                                      --------   --------     --------
  Sales to customers................................   452,644    191,046      643,690
  Depreciation and amortization.....................    35,728      9,066       44,794
  Unusual charges...................................        --      3,000        3,000
  Operating income..................................    61,144     17,225       78,369
  Total assets......................................  $572,721   $105,386     $678,107
December 31, 1998
  Sales.............................................  $502,013   $170,393     $672,406
  Intersegment sales................................   (26,485)        --      (26,485)
                                                      --------   --------     --------
  Sales to customers................................   475,528    170,393      645,921
  Depreciation and amortization.....................    35,169      7,589       42,758
  Operating income..................................    51,757     21,412       73,169
  Total assets......................................  $539,527   $ 99,587     $639,114
December 31, 1997
  Sales.............................................  $553,925   $165,430     $719,355
  Intersegment sales................................   (24,207)        --      (24,207)
                                                      --------   --------     --------
  Sales to customers................................   529,718    165,430      695,148
  Depreciation and amortization.....................    29,389      7,437       36,826
  Plant closing charges.............................     2,000         --        2,000
  Inventory valuation adjustment....................     8,500         --        8,500
  Operating income..................................    36,451     20,348       56,799
  Total assets......................................  $536,782   $ 91,266     $628,048

     A reconciliation of total operating income for reportable segments to consolidated income (loss) before income tax provision, change in accounting principle and extraordinary item for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         1999       1998       1997
                                                       --------   --------   --------
Total operating income (loss) for reportable
  Segments...........................................  $ 78,369   $ 73,169   $ 56,799
Other income (expense):
  Interest expense...................................   (49,839)   (50,627)   (50,939)
  Amortization of deferred financing costs...........    (3,050)    (2,980)    (3,132)
  Other, net.........................................        --         95       (103)
                                                       --------   --------   --------
Consolidated income before income tax provision,
  change in accounting principle and extraordinary
  item...............................................  $ 25,480   $ 19,657   $  2,625
                                                       ========   ========   ========

                         INTERNATIONAL WIRE GROUP, INC.

     The following is sales and long-lived asset information by geographic area as of and for the years ended December 31:

                                              SALES                 LONG-LIVED ASSETS
                                  ------------------------------   -------------------
                                    1999       1998       1997       1999       1998
                                  --------   --------   --------   --------   --------
United States...................  $622,929   $635,253   $695,148   $400,201   $416,190
Foreign.........................    77,434     40,915     35,885     49,370     29,970
Eliminations....................   (56,673)   (30,247)   (35,885)        --         --
                                  --------   --------   --------   --------   --------
                                  $643,690   $645,921   $695,148   $449,571   $446,160
                                  ========   ========   ========   ========   ========

     Foreign sales are based on the country in which the legal subsidiary is domiciled. Sales from no single foreign country were material to the consolidated sales of the Company.

13.  SUBSEQUENT EVENT

     On February 11, 2000, the Company entered into a letter of intent to sell its Wire Harness Segment to Viasystems Group, Inc. ("Viasystems") for $210,000 in cash. The sale is contingent upon Viasystems' initial public offering. The Company and Viasystems are commonly controlled by affiliates of Hicks Muse. As such, the Company will account for any gain or loss on the transaction through stockholder's equity. The purchase price was determined by senior management of both companies. In addition, each of the boards of directors have received opinions from nationally recognized financial advisors that the purchase price is fair, from a financial point of view, to each of the respective parties. In connection with the sale, the Company will enter into a supply agreement to supply substantially all of the Wire Harness Segment's insulated wire requirements through 2003.

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

                          CONSOLIDATING BALANCE SHEET
                            AS OF DECEMBER 31, 1999

                                     ASSETS

                                                                     TOTAL
                                                         TOTAL       NON-
                                            COMPANY    GUARANTOR   GUARANTOR   ELIMINATIONS   CONSOLIDATED
                                            --------   ---------   ---------   ------------   ------------
Cash......................................  $     --   $   7,131    $   294     $      --       $  7,425
Accounts receivable.......................        --      84,278     17,284          (252)       101,310
Inventories...............................        --      83,593      8,549            --         92,142
Other current assets......................        --      24,456      3,203            --         27,659
                                            --------   ---------    -------     ---------       --------
          Total current assets............        --     199,458     29,330          (252)       228,536
Property, plant and equipment, net........        --     149,212     35,448            --        184,660
Intangible assets, net....................    18,484     229,358      9,796            --        257,638
Investment in subsidiaries................   736,090          --         --      (736,090)            --
Other assets..............................        --       3,147      4,126            --          7,273
                                            --------   ---------    -------     ---------       --------
          Total assets....................  $754,574   $ 581,175    $78,700     $(736,342)      $678,107
                                            ========   =========    =======     =========       ========

                              LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities.......................  $ 11,674   $  92,255    $15,124     $    (252)      $118,801
Long term obligations, less current
  maturities..............................   507,479      18,859         --            --        526,338
Other long-term liabilities...............        --      51,849        849            --         52,698
Intercompany (receivable) payable.........   187,389    (231,846)    44,457            --             --
                                            --------   ---------    -------     ---------       --------
          Total liabilities...............   706,542     (68,883)    60,430          (252)       697,837
Stockholder's equity (deficit):
  Common stock............................         0           0          0             0              0
  Contributed capital.....................   124,751     572,012     10,867      (582,879)       124,751
  Carryover of predecessor basis..........        --     (67,762)        --            --        (67,762)
  Retained earnings (accumulated
     deficit).............................   (76,719)    145,808      7,403      (153,211)       (76,719)
                                            --------   ---------    -------     ---------       --------
          Total stockholder's equity
            (deficit).....................    48,032     650,058     18,270      (736,090)       (19,730)
                                            --------   ---------    -------     ---------       --------
          Total liabilities and
            stockholder's equity
            (deficit).....................  $754,574   $ 581,175    $78,700     $(736,342)      $678,107
                                            ========   =========    =======     =========       ========

                     CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                                                   TOTAL
                                                       TOTAL       NON-
                                          COMPANY    GUARANTOR   GUARANTOR   ELIMINATIONS   CONSOLIDATED
                                          --------   ---------   ---------   ------------   ------------
Net sales...............................  $     --   $622,929     $77,434      $(56,673)      $643,690
Operating expenses:
  Cost of goods sold....................        --    462,909      50,097       (56,673)       456,333
  Selling, general and administrative
     expenses, including non-cash
     compensation income of $1,542......    (1,542)    52,550      10,186            --         61,194
  Depreciation and amortization.........       826     34,862       9,106            --         44,794
  Unusual charges.......................        --      3,000          --            --          3,000
                                          --------   --------     -------      --------       --------
Operating income (loss).................       716     69,608       8,045            --         78,369
Other income (expense):
  Interest expense......................   (48,839)      (975)        (25)           --        (49,839)
  Amortization of deferred financing
     costs..............................    (3,050)        --          --            --         (3,050)
  Equity in net income of
     subsidiaries.......................    64,279         --          --       (64,279)            --
                                          --------   --------     -------      --------       --------
Income before income tax provision and
  cumulative effect of change in
  accounting principle..................    13,106     68,633       8,020       (64,279)        25,480
Income tax provision....................        --      8,620       1,435            --         10,055
                                          --------   --------     -------      --------       --------
Income before cumulative effect of
  change in accounting principle........    13,106     60,013       6,585       (64,279)        15,425
Cumulative effect of change in
  accounting for start-up costs, net of
  tax benefit of $1,679.................        --     (2,319)         --            --         (2,319)
                                          --------   --------     -------      --------       --------
Net income..............................  $ 13,106   $ 57,694     $ 6,585      $(64,279)      $ 13,106
                                          ========   ========     =======      ========       ========

                     CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                                                 TOTAL
                                                     TOTAL       NON-
                                        COMPANY    GUARANTOR   GUARANTOR   ELIMINATIONS   CONSOLIDATED
                                        --------   ---------   ---------   ------------   ------------
Net cash from operating activities....  $ (7,772)  $ 50,195     $ 4,303      $ 4,749        $ 51,475
                                        --------   --------     -------      -------        --------
Cash flows used in investing
  activities:
  Acquisitions, net of cash...........        --    (20,000)         --           --         (20,000)
  Capital expenditures................        --    (22,096)     (8,410)          --         (30,506)
                                        --------   --------     -------      -------        --------
Net cash used in investing
  activities..........................        --    (42,096)     (8,410)          --         (50,506)
                                        --------   --------     -------      -------        --------
Cash flows provided by (used in)
  financing activities:
  Equity proceeds.....................        42         --       4,749       (4,749)             42
  Repurchase of stock of Holding......      (230)        --          --           --            (230)
  Proceeds from issuance of long-term
     obligations......................    25,000         --          --           --          25,000
  Borrowing (repayment) of long-term
     obligations and revolver.........   (14,945)      (968)       (348)          --         (16,261)
  Financing fees and other............    (2,095)        --          --           --          (2,095)
                                        --------   --------     -------      -------        --------
Net cash from (used in) financing
  activities..........................     7,772       (968)       (348)          --           6,456
                                        --------   --------     -------      -------        --------
Net change in cash....................  $     --   $  7,131     $   294      $    --        $  7,425
                                        ========   ========     =======      =======        ========

                          CONSOLIDATING BALANCE SHEET
                            AS OF DECEMBER 31, 1998

                                     ASSETS

                                                                     TOTAL
                                                         TOTAL       NON-
                                            COMPANY    GUARANTOR   GUARANTOR   ELIMINATIONS   CONSOLIDATED
                                            --------   ---------   ---------   ------------   ------------
Cash......................................  $     --   $     --     $    --     $      --       $     --
Accounts receivable.......................        --     79,444       2,969        (1,044)        81,369
Inventories...............................        --     80,803       2,165            --         82,968
Other current assets......................        --     23,414       5,203            --         28,617
                                            --------   --------     -------     ---------       --------
          Total current assets............        --    183,661      10,337        (1,044)       192,954
Property, plant and equipment, net........        --    153,587      25,060            --        178,647
Intangible assets, net....................    20,265    236,725       4,505            --        261,495
Investment in subsidiaries................   666,004         --          --      (666,004)            --
Other assets..............................        --      5,613         405            --          6,018
                                            --------   --------     -------     ---------       --------
          Total assets....................  $686,269   $579,586     $40,307     $(667,048)      $639,114
                                            ========   ========     =======     =========       ========

                              LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities.......................  $  8,424   $ 90,215     $ 7,684     $  (1,044)      $105,279
Long term obligations, less current
  maturities..............................   500,795     19,840         348            --        520,983
Other long-term liabilities...............        --     44,412          --            --         44,412
Intercompany (receivable) payable.........   140,848   (167,245)     26,397            --             --
                                            --------   --------     -------     ---------       --------
          Total liabilities...............   650,067    (12,778)     34,429        (1,044)       670,674
Stockholder's equity (deficit):
  Common stock............................         0         --          --            --              0
  Contributed capital.....................   126,027    572,012       6,118      (578,130)       126,027
  Carryover of predecessor basis..........        --    (67,762)         --            --        (67,762)
  Retained earnings (accumulated
     deficit).............................   (89,825)    88,114        (240)      (87,874)       (89,825)
                                            --------   --------     -------     ---------       --------
          Total stockholder's equity
            (deficit).....................    36,202    592,364       5,878      (666,004)       (31,560)
                                            --------   --------     -------     ---------       --------
          Total liabilities and
            stockholder's equity
            (deficit).....................  $686,269   $579,586     $40,307     $(667,048)      $639,114
                                            ========   ========     =======     =========       ========

                     CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                                                 TOTAL
                                                     TOTAL       NON-
                                        COMPANY    GUARANTOR   GUARANTOR   ELIMINATIONS   CONSOLIDATED
                                        --------   ---------   ---------   ------------   ------------
Net sales.............................  $     --   $635,253    $ 40,915      $(30,247)      $645,921
Operating expenses:
  Cost of goods sold..................        --    468,918      25,881       (30,247)       464,552
  Selling, general and administrative
     expenses including non-cash
     compensation expense of $4,158...     4,158     47,782      13,502            --         65,442
  Depreciation and amortization.......       826     35,754       6,178            --         42,758
                                        --------   --------    --------      --------       --------
Operating income (loss)...............    (4,984)    82,799      (4,646)           --         73,169
Other income (expense):
  Interest expense....................   (49,762)      (844)        (21)           --        (50,627)
  Amortization of deferred financing
     costs............................    (2,980)        --          --            --         (2,980)
  Equity in net income of
     subsidiaries.....................    67,381         --          --       (67,381)            --
  Other, net..........................        --         95          --            --             95
                                        --------   --------    --------      --------       --------
Income (loss) before income tax
  provision...........................     9,655     82,050      (4,667)      (67,381)        19,657
Income tax provision..................        --      8,900       1,102            --         10,002
                                        --------   --------    --------      --------       --------
Net income............................  $  9,655   $ 73,150    $ (5,769)     $(67,381)      $  9,655
                                        ========   ========    ========      ========       ========

                     CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                                                 TOTAL
                                                     TOTAL       NON-
                                         COMPANY   GUARANTOR   GUARANTOR   ELIMINATIONS   CONSOLIDATED
                                         -------   ---------   ---------   ------------   ------------
Net cash from operating activities.....  $(4,031)  $ 32,561    $  6,036      $ 6,080        $ 40,646
                                         -------   --------    --------      -------        --------
Cash flows used in investing
  activities:
  Acquisitions, net of cash............       --     (7,821)         --           --          (7,821)
  Capital expenditures.................       --    (22,283)    (12,016)          --         (34,299)
                                         -------   --------    --------      -------        --------
Net cash used in investing
  activities...........................       --    (30,104)    (12,016)          --         (42,120)
                                         -------   --------    --------      -------        --------
Cash flows provided by (used in)
  financing activities:
  Equity proceeds......................       --        100       5,980       (6,080)             --
  Borrowing (repayment) of long-term
     obligations and revolver..........    4,031       (969)       (226)          --           2,836
  Financing fees and other.............       --     (1,362)         --           --          (1,362)
                                         -------   --------    --------      -------        --------
Net cash from (used in) financing
  activities...........................    4,031     (2,231)      5,754       (6,080)          1,474
                                         -------   --------    --------      -------        --------
Net change in cash.....................  $    --   $    226    $   (226)     $    --        $     --
                                         =======   ========    ========      =======        ========

                     CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                                                  TOTAL
                                                      TOTAL       NON-
                                         COMPANY    GUARANTOR   GUARANTOR   ELIMINATIONS   CONSOLIDATED
                                         --------   ---------   ---------   ------------   ------------
Net sales..............................  $     --   $695,148     $35,885      $(35,885)      $695,148
Operating expenses:
  Cost of goods sold...................        --    551,311      14,884       (35,885)       530,310
  Selling, general and administrative
     expenses including non-cash
     compensation expense of $4,010....     4,010     44,190      12,513            --         60,713
  Depreciation and amortization........       800     33,347       2,679            --         36,826
  Plant closing charges................        --      2,000          --            --          2,000
  Inventory valuation adjustment.......        --      8,500          --            --          8,500
                                         --------   --------     -------      --------       --------
Operating income (loss)................    (4,810)    55,800       5,809            --         56,799
Other income (expense):
  Interest expense.....................   (49,753)    (1,186)         --            --        (50,939)
  Amortization of deferred financing
     costs.............................    (3,132)        --          --            --         (3,132)
  Equity in net income of
     subsidiaries......................    57,666         --          --       (57,666)            --
  Other, net...........................        --        (98)         (5)           --           (103)
                                         --------   --------     -------      --------       --------
Income before income tax provision and
  extraordinary item...................       (29)    54,516       5,804       (57,666)         2,625
Income tax provision...................        --      1,846         808            --          2,654
                                         --------   --------     -------      --------       --------
Income before extraordinary item.......       (29)    52,670       4,996       (57,666)           (29)
Extraordinary item.....................    (2,991)        --          --            --         (2,991)
                                         --------   --------     -------      --------       --------
          Net income...................  $ (3,020)  $ 52,670     $ 4,996      $(57,666)      $ (3,020)
                                         ========   ========     =======      ========       ========

                     CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                                                  TOTAL
                                                      TOTAL       NON-
                                         COMPANY    GUARANTOR   GUARANTOR   ELIMINATIONS   CONSOLIDATED
                                        ---------   ---------   ---------   ------------   ------------
Net cash from operating activities....  $ (53,585)  $ 78,917     $ 8,666      $     --      $  33,998
                                        ---------   --------     -------      --------      ---------
Cash flows used in investing
  activities:
  Acquisitions, net of cash...........         --    (58,996)         --            --        (58,996)
  Capital expenditures................         --    (19,062)     (8,698)           --        (27,760)
                                        ---------   --------     -------      --------      ---------
Net cash used in investing
  activities..........................         --    (78,058)     (8,698)           --        (86,756)
                                        ---------   --------     -------      --------      ---------
Cash flows provided by (used in)
  financing activities:
  Equity proceeds.....................        331       (451)        120            --             --
  Proceeds from issuance of long-term
     obligations......................    228,125         --          --            --        228,125
  Repayment of long-term obligations
     and revolver.....................   (161,505)      (496)         --            --       (162,001)
  Repurchase of stock of Holding......       (700)        --          --            --           (700)
  Cash dividends paid on preferred
     stock............................     (1,378)        --          --            --         (1,378)
  Financing fees and other............    (11,288)        --          --            --        (11,288)
                                        ---------   --------     -------      --------      ---------
Net cash from financing activities....     53,585       (947)        120            --         52,758
                                        ---------   --------     -------      --------      ---------
Net change in cash....................  $      --   $    (88)    $    88      $     --      $      --
                                        =========   ========     =======      ========      =========

                         INTERNATIONAL WIRE GROUP, INC.

15.  RESTATEMENT OF FINANCIAL INFORMATION

     The Company has restated its previously issued financial statements for the years ended December 31, 1998, 1997 and 1996. These restatements were made to reflect non-cash compensation expense (income) related to Holding's Class A common stock, which is convertible into Holding common stock (see Note 2 and Note 10). The Company also made reclassifications to accumulated deficit and contributed capital to reflect the impact of the non-cash compensation expense (income). There were no net adjustments to Stockholder's equity (deficit) for the years reported.

     The impact of these adjustments on the Company's financial results as originally reported is summarized below:

                                                            YEARS ENDED DECEMBER 31,
                               ----------------------------------------------------------------------------------
                                         1998                         1997                        1996
                               -------------------------    -------------------------   -------------------------
                               AS REPORTED   AS RESTATED    AS REPORTED   AS RESTATED   AS REPORTED   AS RESTATED
                               -----------   -----------    -----------   -----------   -----------   -----------
Income before income tax
  provision, cumulative
  effect of change in
  accounting principle and
  extraordinary item.........    $23,815       $19,657        $6,635        $ 2,625      $(88,220)     $(91,907)
Net income (loss)............    $13,813       $ 9,655        $  990        $(3,020)     $(89,482)     $(93,169)

     These adjustments are reflected in the Company's accompanying Consolidated Statements of Operations.

                         INTERNATIONAL WIRE GROUP, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

   ALLOWANCE FOR DOUBTFUL                                            COLLECTION OF
  ACCOUNTS -- DEDUCTED FROM    BALANCE AT                             PREVIOUSLY                    BALANCE AT
 ACCOUNTS RECEIVABLES IN THE   BEGINNING                              WRITTEN OFF                     END OF
        BALANCE SHEET          OF PERIOD    PROVISION   WRITE-OFFS     ACCOUNTS      ACQUISITIONS     PERIOD
-----------------------------  ----------   ---------   ----------   -------------   ------------   ----------
Year ended December 31,
  1997.......................    $1,363       $888        $(388)          $12            $203         $2,078
Year ended December 31,
  1998.......................    $2,078       $787        $(250)          $18            $ --         $2,633
Year ended December 31,
  1999.......................    $2,633       $679        $(608)          $--            $175         $2,879

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

NAME                          AGE                           POSITION(S)
----                          ---                           -----------
James N. Mills..............  62    Chairman of the Board and Chief Executive Officer of Holding
                                    and the Company
Charles W. Tate.............  55    Director of Holding and the Company
Jack D. Furst...............  42    Director of Holding and the Company
John A. Gavin...............  68    Director of Holding and the Company
Thomas P. Danis.............  53    Director of Holding and the Company
Richard W. Vieser...........  72    Director of Holding and the Company
Joseph M. Fiamingo..........  50    Director, President and Chief Operating Officer of Holding
                                    and the Company
Rodney D. Kent..............  52    Director of Holding and the Company, President and Chief
                                    Executive Officer of Omega
David M. Sindelar...........  42    Senior Vice President and Chief Financial Officer of
                                    Holding, Senior Vice President of the Company
Glenn J. Holler.............  52    Vice President-- Finance of the Company

     James N. Mills is Chairman of the Board and Chief Executive Officer of the Company and of Holding and has held such position since April 1995. Mr. Mills serves as Chairman of the Board and Chief Executive Officer of Mills & Partners, Viasystems Group, Inc. and LLS Corp. Mr. Mills was Chairman of the Board and Chief Executive Officer of Berg Electronics Corp. and Chairman of the Board and sole director of Berg Electronics Group, Inc. from November 1992 through October 1998 and was Chairman of the Board and Chief Executive Officer of Crain Holding Corp. and Crain Industries, Inc. from August 1995 through December 1997 and of Jackson Holding Company and Jackson Products, Inc. from February 1993 through August 1995.

     Charles W. Tate is a director of the Company and has held such position since April 1995. Mr. Tate is President of Hicks Muse. Before joining Hicks Muse as a Managing Director and Principal in 1991, Mr. Tate had over 19 years of experience in investment and merchant banking with Morgan Stanley & Co. Incorporated, including ten years in the mergers and acquisitions department and the last two and one-half years as a Managing Director in Morgan Stanley & Co. Incorporated's merchant banking group. Mr. Tate also serves as a director of International Home Foods, Inc., International Outdoor Advertising Holding Company, International Seed Holdings ApS, Venezuela Cable Service Holding Ltd., CEI Citicorp Holding Sociedad Anonima, Stoneville Pedigreed Seed Company, Mahendra Hybrid Seeds Limited and five companies in Mexico (Seguros Comercial America, S.A. de C.V., Vidrio Formas, S.A. de C.V., Grupo Minsa, S.A. de C.V., Almacenadora Mercader S.A., and Fomento e Ingenieria en Comercializacion, S.A. de C.V.).

     Jack D. Furst is a Director of the Company and has held such position since April 1995. Mr. Furst is a Partner of Hicks Muse and has held such position since 1989. Mr. Furst has approximately 20 years of experience in leveraged acquisitions and private investments. Mr. Furst is involved in all aspects of Hicks Muse's business and has been actively involved in originating, structuring and monitoring its investments.

Mr. Furst is primarily responsible for managing the relationship with Mills & Partners. Prior to joining Hicks Muse, Mr. Furst was a Vice President and subsequently a Partner of Hicks & Haas Incorporated, a Dallas based private investment firm from 1987 to May 1989. From 1984 to 1986, Mr. Furst was a merger and acquisition/corporate finance specialist for The First Boston Corporation in New York. Before joining First Boston, Mr. Furst was a financial consultant at Price Waterhouse. Mr. Furst serves on the board of directors of American Tower Corporation, Triton Energy Limited, Home Interiors & Gifts, Inc., Hedstrom Holdings, Inc., Cooperative Computing, Inc., Globix Corporation, Viasystems Group, Inc. and LLS Corp.

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

     Richard W. Vieser is a director of the Company and has held such position since September 1995. Mr. Vieser is the retired Chairman of the Board, Chief Executive Officer and President of Lear Siegler, Inc. (a diversified manufacturing company), the former Chairman of the Board and Chief Executive Officer of FL Industries, Inc. and FL Aerospace (also diversified manufacturing companies) and the former President and Chief Operating Officer of McGraw-Edison Co. He is the Chairman of the Board of Varian Associates, Inc. and is also a director of Ceridian Corporation (formerly Control Data Corporation), Dresser Industries, Inc., Harvard Industries, INDRESCO Inc., Viasystems Group, Inc. and Sybron International Corporation.

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

     David M. Sindelar is Senior Vice President and Chief Financial Officer of the Company and of Holding and has held such positions since April 1995. Mr. Sindelar is also President and Chief Operating Officer of Mills & Partners. Mr. Sindelar also serves as Senior Vice President and Chief Financial Officer of Viasystems, Inc., Viasystems Group, Inc. and LLS Corp. Mr. Sindelar was Senior Vice President and Chief Financial Officer of Berg Electronics Corp. from March 1993 through October 1998 and of Crain Industries, Inc. and Crain Holdings Corp. from August 1995 through December 1997 and of Jackson Holding Company from February 1993 through August 1995. Mr. Sindelar is a director of LLS Corp.

     Glenn J. Holler is Vice President -- Finance of the Company and has held such position since August 1996. Prior to joining the Company, Mr. Holler was employed by Vigoro Industries, Inc. as Vice President,

Finance from 1994 to 1996. From 1983 to 1994, Mr. Holler held several positions at Moog Automotive, Inc. including Vice President -- Finance and Senior Vice President -- Finance.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth the cash and noncash compensation earned by the Chief Executive Officer and the four other most highly compensated executive officers of Holding and the Company (the "Named Executive Officers"). Such compensation was paid by or on behalf of the Company during the years ended December 31, 1999, 1998 and 1997. The bonuses included in annual compensation were paid subsequent to year end. As of the date hereof, the Company has not granted any stock appreciation rights.

                           SUMMARY COMPENSATION TABLE

                                                                     LONG-TERM
                                                                    COMPENSATION
                                                                       AWARDS
                                             ANNUAL COMPENSATION     SECURITIES
                                             --------------------    UNDERLYING        ALL OTHER
                                      YEAR   SALARY($)   BONUS($)    OPTIONS(#)    COMPENSATION($)(1)
                                      ----   ---------   --------   ------------   ------------------
James N. Mills......................  1999    685,000    685,000      175,228                --
  Chairman of the Board and           1998    502,944    500,000           --                --
  Chief Executive Officer of Holding  1997    395,000    548,000           --                --

Joseph M. Fiamingo..................  1999    379,850    227,500           --                --
  President and Chief Operating       1998    350,350    227,500           --                --
  Officer of Holding and the Company  1997    316,502    195,000           --                --

Rodney D. Kent......................  1999    349,700    227,305           --           165,038(2)
  President and Chief Executive       1998    325,000    177,631           --           119,671(2)
  Officer of Omega                    1997    316,960    207,564           --           153,196(2)

David M. Sindelar...................  1999    300,000    300,000      175,000                --
  Senior Vice President and           1998    223,486    177,600           --                --
  Chief Financial Officer of Holding  1997    169,000    150,000           --                --
  Senior Vice President of the
     Company

Glenn J. Holler.....................  1999    245,284    117,354           --                --
  Vice President -- Finance of        1998    231,030    110,225           --                --
  the Company                         1997    217,579    103,144           --                --

---------------

(1) Holding and the Company provide to certain executive officers, a car allowance, reimbursement for club memberships, insurance policies and certain other benefits. The aggregate incremental cost of these benefits to Holding and the Company for each officer do not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for each officer.

(2) Represents (i) $34,904, $0 and $45,792 in premiums paid on life insurance policies for the benefit of Mr. Kent in 1999, 1998 and 1997, respectively and (ii) $52,455, $51,562 and $47,888 in annual deferred compensation and $77,679, $68,109 and $59,516 in annual interest accruals thereon earned by Mr. Kent in 1999, 1998 and 1997, respectively, pursuant to his employment agreement.

OPTION GRANTS IN LAST FISCAL YEAR

     Upon cancellation of 350,228 Performance Options (as hereinafter defined) granted to a previous member of the Company's management, the Company reissued those Performance Options to certain Named Executive Officers under the same terms and conditions of the cancelled options. There were no other options granted to Named Executive Officers in the current fiscal year. The following table summarizes options reissued during fiscal 1999 to Named Executive
Officers:

                                                                                       POTENTIAL REALIZABLE
                                 NUMBER OF     PERCENT OF                                VALUE AT ASSUMED
                                 SECURITIES   TOTAL OPTIONS                            ANNUAL RATES OF STOCK
                                 UNDERLYING     GRANTED/                              PRICE APPRECIATION FOR
                                  OPTIONS      REISSUED TO    EXERCISE                    OPTION TERM(1)
                                  REISSUED    EMPLOYEES IN     PRICE     EXPIRATION   -----------------------
NAME                                (#)        FISCAL YEAR     ($/SH)       DATE       5%($)         10%($)
----                             ----------   -------------   --------   ----------   --------      ---------
James N. Mills(2)..............    81,668          11%        1.41(3)     03/31/05       0(4)         0(4)
James N. Mills(2)..............    42,003           6%        1.41(3)     06/12/05       0(4)         0(4)
James N. Mills(2)..............    51,557           7%        1.30(3)     03/05/06       0(4)         0(4)
David M. Sindelar(2)...........    81,562          11%        1.41(3)     03/31/05       0(4)         0(4)
David M. Sindelar(2)...........    41,948           6%        1.41(3)     06/12/05       0(4)         0(4)
David M. Sindelar(2)...........    51,490           7%        1.30(3)     03/05/06       0(4)         0(4)

---------------

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

(2) Reflects Performance Options (as hereinafter defined) reissued in fiscal 1999 by Holding. For a description of the material terms of such options, see "-- Benefit Plans -- Performance Options"

(3) The exercise price for the Performance Options is initially equal to $1.00 per share and, effective each anniversary date of the initial grant date, the per share exercise price for the Performance Options is equal to the per share exercise price for the prior year multiplied by 1.09. The Performance Options were reissued in fiscal 1999 under the same terms and conditions of the original grant.

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

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

     No options were exercised by the Named Executive Officers during fiscal 1999. The following table summarizes the value of unexercised options as of December 31, 1999. The per share fair market value of the Holding Common Stock used to make the calculations in the following table is $2.24, which is the fair market value attributed to the Holding Common Stock by the Board of Directors on November 9, 1999.

                                                        NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                       UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS
                              SHARES                 OPTIONS AT FISCAL YEAR END        AT FISCAL YEAR END
                            ACQUIRED ON    VALUE     ---------------------------   ---------------------------
                             EXERCISE     REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
NAME                            (#)         ($)          (#)            (#)            ($)            ($)
----                        -----------   --------   -----------   -------------   -----------   -------------
James N. Mills............       0           0               0       1,576,027             0       1,355,481
Joseph M. Fiamingo........       0           0         680,000         320,000       843,200         396,800
Rodney D. Kent............       0           0         320,000          80,000       396,800          99,200
David M. Sindelar.........       0           0               0       1,225,804             0       1,054,093
Glenn J. Holler...........       0           0         150,000         100,000       186,000         124,000

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

     Joseph M. Fiamingo Employment Agreement. Mr. Joseph M. Fiamingo entered into an employment agreement with Holding and the Company on November 13, 1999. Pursuant to such employment agreement, Mr. Fiamingo will serve as President and Chief Operating Officer of Holding and the Company through November 12, 2002.

     The compensation provided to Mr. Fiamingo under his employment agreement includes an annual base salary of not less than $350,000, subject to adjustment at the sole direction of the Chief Executive Officer of Holding, and such benefits as are customarily accorded the executives of Holding and the Company for as long as the employment agreement is in force. In addition, Mr. Fiamingo is entitled to an annual bonus in an amount to be determined by the Chief Executive Officer of Holding of up to sixty-five percent of his base compensation.

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

     The compensation provided to Mr. Kent under his employment agreement includes an annual base salary of not less than $349,700, subject to increase at the sole discretion of the Board of Directors of Omega, and certain other benefits for as long as the employment agreement is in force. In addition, during each year of employment, an additional 15% of the annual base salary is credited to a deferred compensation account for the benefit of Mr. Kent, which deferred compensation account is annually credited with an interest accrual of 8% on the balance of the account for the prior year. Further, Mr. Kent is entitled to an annual bonus in an amount to be determined at the sole discretion of the Chairman of the Board of Holding of up to sixty-five percent of his annual base salary.

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

     Glenn J. Holler Employment Agreement. Mr. Glenn J. Holler entered into an employment agreement with the Company on November 13, 1999. Pursuant to such employment agreement, Mr. Holler will serve as Vice President -- Finance of the Company through November 12, 2000.

     The compensation provided to Mr. Holler under his employment agreement includes an annual base salary of not less than $244,000, subject to adjustment at the sole direction of the Chief Executive Officer of Holding, and such benefits as are customarily accorded the executives of the Company for as long as the employment agreement is in force. In addition, Mr. Holler is entitled to an annual bonus in an amount to be determined by the Chief Executive Officer of Holding of up to fifty percent of his base compensation.

     Mr. Holler's employment agreement also provides that if Mr. Holler's employment is terminated without cause, Mr. Holler will continue to receive his then current salary for one year. In addition, Mr. Holler's employment agreement provides that if Mr. Holler is terminated due to death or disability, Mr. Holler's estate, heirs, or beneficiaries, as applicable, will receive, in addition to any other benefits provided under any benefit plan, his then current salary for a period of six months from the date of termination.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Compensation decisions are made by the Board of Directors. Messrs. James N. Mills, Joseph M. Fiamingo and Rodney D. Kent served as both executive officers and directors during 1999, and are expected to serve in such capacities in 2000.

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

BENEFIT PLANS

  Stock Option Plan

     Holding's qualified and non-qualified stock option plan (the "Option Plan") provides for the granting of up to 4,795,322 shares of Holding Common Stock to officers and key employees of Holding and the Company. Under the Option Plan, as of January 31, 2000, Holding has granted options to purchase 4,196,452 shares of Holding common stock, 2,925,000 at $1.00 per share, 625,000 at $1.40 per share, 41,452 at $1.625 per share, 205,000 at $1.81 per share and 400,000 at $2.24 per share, the fair market value of Holding Common Stock at the date of grant as determined by the Board of Directors of Holding. Such options vest ratably over a five year period commencing on the first anniversary date after the date of grant, subject to acceleration in the discretion of the committee appointed to administer the Option Plan in the event of a Change of Control (as defined in the Option Plan). Generally, an option may be exercised only if the holder is an officer or employee of Holding or the Company at the time of exercise. Options granted under the Option Plan are not transferable, except by will and the laws of descent and distribution. Except as expressly provided otherwise in any optionee's agreement relating to the grant of options under the Option Plan, in the event an optionee's employment with Holding, the Company or a related entity terminates at any time, Holding or its designees shall have the right to repurchase from the optionee (or optionee's representatives) (i) the number of shares of Holding Common Stock acquired upon exercise of an option and (ii) the optionee's right to acquire that number of shares of Holding Common Stock which an optionee can acquire upon exercise immediately prior to such repurchase. The purchase price to be paid is calculated on the basis of the fair market value (as defined in the Option Plan) of Holding Common Stock multiplied by the number of shares of Holding Common Stock to be acquired (less the aggregate exercise price in the event such repurchase option is exercised by Holding with respect to the optionee's right to acquire Holding Common Stock).

  Performance Options

     On March 31, 1995, Omega granted options (the "Performance Options") to purchase 1,958,762 shares of common stock of Omega ("Omega Common Stock"). Mr. Mills was granted Performance Options to purchase 652,921 shares of Omega Common Stock, Mr. Sindelar was granted Performance Options to purchase 489,691 shares of Omega Common Stock and Performance Options to purchase the remaining 816,150 shares of Omega Common Stock were granted to certain officers of Omega who are also affiliated with Mills & Partners. In connection with the Wirekraft/Omega Combination and pursuant to the terms of the option agreements (the "Performance Option Agreements") related to the Performance Options, the Performance Options became options to purchase an identical number of shares of Holding Common Stock. During the year ended December 31, 1998, a member of the Company's management forfeited 163,230 Performance Options. In 1999, the Company reissued these Performance Options with the same terms and conditions to Mr. Mills and Mr. Sindelar. Mr. Mills was granted Performance Options to purchase 81,668 shares of Holding Common Stock and Mr. Sindelar was granted Performance Options to purchase 81,562 shares of Holding Common Stock.

     On June 12, 1995, the Company granted Performance Options to purchase 1,007,416 shares of Holding Common Stock. Mr. Mills was granted Performance Options to purchase 335,804 shares of Holding Common Stock, Mr. Sindelar was granted Performance Options to purchase 251,856 shares of Holding Common Stock and Performance Options to purchase the remaining 419,756 shares of Holding Common Stock were granted to certain officers of the Company who are also affiliated with Mills & Partners. During the year ended December 31, 1998, a member of the Company's management forfeited Performance Options to purchase 83,951 shares of Holding Common Stock. In 1999, the Company reissued these Performance Options with the same terms and conditions to Mr. Mills and Mr. Sindelar. Mr. Mills was granted Performance Options to purchase 42,003 shares of Holding Common Stock and Mr. Sindelar was granted Performance Options to purchase 41,948 shares of Holding Common Stock.

     On March 5, 1996, the Company granted Performance Options to purchase 1,236,566 shares of Holding Common Stock. Mr. Mills was granted Performance Options to purchase 412,188 shares of Holding Common Stock, Mr. Sindelar was granted Performance Options to purchase 309,143 shares of Holding Common Stock and Performance Options to purchase the remaining 515,235 shares of Holding Common Stock were granted to certain officers of the Company who are also affiliated with Mills & Partners. During the year ended December 31, 1998, a member of the Company's management forfeited Performance Options to purchase 103,047 shares of Holding Common Stock. In 1999, the Company reissued these Performance Options with the same terms and conditions to Mr. Mills and Mr. Sindelar. Mr. Mills was granted Performance Options to purchase 51,557 shares of Holding Common Stock and Mr. Sindelar was granted Performance Options to purchase 51,490 shares of Holding Common Stock.

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

ITEM 12.  SECURITIES OWNERSHIP

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     All of the issued and outstanding shares of common stock of the Company are held by Holding. The following table sets forth as of December 31, 1999 certain information regarding the beneficial ownership of the voting securities of Holding by each person who beneficially owns more than 5% of any class of Holding voting securities and by the directors and certain executive officers of Holding, individually, and by the directors and executive officers of Holding as a group. The Class A Common Stock, par value $0.01 per share, of Holding ("Holding Class A Common Stock") votes together with the Holding Common Stock as a single class and is entitled to one vote for each share.

                                                        SHARES BENEFICIALLY OWNED(1)
                                       ---------------------------------------------------------------
                                                                      HOLDING CLASS A
                                         HOLDING COMMON STOCK          COMMON STOCK
                                       ------------------------   -----------------------
                                        NUMBER OF    PERCENT OF   NUMBER OF    PERCENT OF   PERCENT OF
                                         SHARES        CLASS        SHARES       CLASS        TOTAL
                                       -----------   ----------   ----------   ----------   ----------
5% STOCKHOLDERS:
  HM Parties(2)......................  118,766,452     100.0%             --        --         90.1%
  c/o Hicks, Muse, Tate & Furst
     Incorporated
  200 Crescent Court, Suite 1600
  Dallas, Texas 75201
Rodney D. Kent(3)....................    6,020,000       5.1%             --        --          4.6%
  c/o Omega Wire, Inc.
  12 Masonic Avenue
  Camden, New York 13316
OFFICERS AND DIRECTORS:
James N. Mills(4)....................    1,702,034       1.4%     13,000,000     100.0%        11.2%
Thomas P. Danis(5)...................      200,000         *              --        --            *
Jack D. Furst(2).....................  118,766,452     100.0%             --        --         90.1%
John A. Gavin(6).....................      235,957         *              --        --            *
Charles W. Tate(2)...................  118,766,452     100.0%             --        --         90.1%
Rodney D. Kent(3)....................    6,020,000       5.1%             --        --          4.6%
Richard W. Vieser(7).................      235,957         *              --        --            *
Joseph M. Fiamingo(8)................      680,000         *              --        --            *
David M. Sindelar(9).................           --        --       3,648,482      28.1%         2.8%
Glenn J. Holler(10)..................      150,000         *              --        --            *
All executive officers and directors
  as a group (10 persons)(11)........  118,766,452     100.0%     13,000,000     100.0%       100.0%

---------------

*  Less than one percent.

(1) Holding Class A Common Stock is convertible into Holding Common Stock (i) at the option of any holder thereof at any time, (ii) at the option of Holding upon the occurrence of a Triggering Event (as defined below), and
     (iii) mandatorily at March 31, 2005. A "Triggering Event" means any sale of substantially all of the assets of Holding or any merger, consolidation or other business combination of Holding in which Hicks Muse and its affiliates cease to own at least 50% of the resulting entity. Each share of Holding Class A Common Stock is convertible into a fraction of a share of Holding Common Stock equal to the quotient of (i) the fair market value of a share of Holding Common Stock at the time of conversion less the sum of $0.99 plus imputed interest thereon at a rate of 9% per annum, compounded annually, at the time of conversion, divided by (ii) the fair market value of a share of Holding Common Stock at the time of conversion. Because the fraction of a share of Holding Common Stock into which Holding Class A Common Stock is convertible is determinable only at the time of a conversion, shares of Class A Holding Common Stock are not included in the shares of Holding Common Stock beneficially owned in the foregoing table.

(2) Includes (i) shares owned of record by HM Fund II, a limited partnership of which the sole general partner is HM2/GP Partners, L.P., a limited partnership of which the sole general partner is Hicks, Muse GP Partners, L.P., a limited partnership of which the sole general partner is Hicks, Muse, Tate & Furst Fund II Incorporated, a corporation affiliated with Hicks Muse; (ii) shares owned of record by HM2/Wire/Hunt Partners, L.P., HM2/Wire/Sunwestern Partners, L.P. and HM2/Wire/Hubbard Partners, L.P., limited partnerships of which the sole general partner is HM2/GP Partners, L.P.; (iii) shares owned of record by certain individuals that Hicks Muse has the power to direct the voting of with respect to the election of directors; and (iv) shares owned of record by certain individuals subject to an irrevocable proxy in favor of Hicks Muse. Thomas O. Hicks is a controlling stockholder of Hicks Muse and serves as Chairman of the Board, Chief Executive Officer and Partner of Hicks Muse. Accordingly, Mr. Hicks may be deemed to be the beneficial owner of Holding Common Stock held by HM Fund II. John R. Muse, Charles W. Tate, Jack D. Furst, Lawrence D. Stuart, Michael J. Levitt, David B. Deniger and Dan H. Blanks are officers, directors and minority stockholders of Hicks Muse and as such may be deemed to share with Mr. Hicks the power to vote or dispose of Holding Common Stock held by HM Fund II. Each of Messrs. Hicks, Muse, Tate, Furst, Stuart, Levitt, Deniger and Blanks disclaims the existence of a group and disclaims beneficial ownership of Holding Common Stock not respectively owned of record by him.

(3) Includes 320,000 shares of Holding Common Stock issuable to Mr. Kent upon exercise of options granted under the Option Plan that are currently exercisable. Does not include 80,000 shares of Holding Common Stock issuable to Mr. Kent upon exercise of options granted under the Option Plan that are not currently exercisable. See "Executive Compensation -- Benefit Plans -- Stock Option Plan."

(4) Includes shares of Holding Class A Common Stock held by James N. Mills and shares of Holding Class A Common Stock that Mr. Mills has the power to vote by proxy. Does not include 1,576,141 shares of Holding Common stock issuable to Mr. Mills upon the exercise of Performance Options that are not currently exercisable. See "Executive Compensation -- Benefit
     Plans -- Performance Options."

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

(8) Consists of 680,000 shares of Holding Common Stock issuable to Mr. Fiamingo upon exercise of options granted under the Option Plan that are currently exercisable. Does not include 320,000 shares of Holding Common Stock issuable to Mr. Fiamingo upon exercise of options granted under the option plan that are not currently exercisable. See "Executive Compensation
      -- Benefit Plans -- Stock Option Plan."

(9) Does not include 1,225,690 shares of Holding Common Stock issuable to Mr. Sindelar upon exercise of Performance Options that are not currently exercisable. See "Executive Compensation -- Benefit Plans -- Performance Options."

(10) Consists of 150,000 shares of Holding Common Stock issuable to Mr. Holler upon exercise of options granted under the Option Plan that are currently exercisable. Does not include 100,000 shares of Holding Common Stock issuable to Mr. Holler upon exercise of options granted under the Option Plan that are not currently exercisable. See "Executive
     Compensation -- Benefit Plans -- Stock Option Plan."

(11) Includes (i) shares of Holding Class A Common Stock held by executive officers and directors and shares of Holding Class A Common Stock as to which Hicks Muse has the power to direct the voting of with respect to the election of directors and to which Mr. Mills has the power to vote by proxy and (ii) 2,806,452 shares of Holding Common Stock issuable upon exercise of options that are currently exercisable. Does not include 4,202,744 shares of Holding Common Stock issuable to executive officers of Holding upon the exercise of Performance Options and options under the Option Plan that are not currently exercisable. See "Executive Compensation -- Benefit
     Plans -- Stock Option Plan" and "-- Performance Options."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATIONSHIPS WITH HICKS MUSE

  Monitoring and Oversight Agreement

     On June 12, 1995, Holding and the Company entered into a ten-year agreement (the "Monitoring and Oversight Agreement") with Hicks, Muse & Co. Partners, L.P. ("Hicks Muse Partners"), a limited partnership of which the sole general partner is HM Partners Inc., a corporation affiliated with Hicks Muse, pursuant to which they pay an annual fee of $500,000 for oversight and monitoring services to Holding and the Company. The annual fee is adjustable at the end of each fiscal year to an amount equal to 0.1% of the consolidated net sales of the Company, but in no event less than $500,000. Hicks Muse Partners also will be entitled to receive a fee equal to 1.5% of the transaction value (as defined) for each add-on transaction (as defined) in which the Company is involved. The term "transaction value" means the total value of any add-on transaction, including, without limitation, the aggregate amount of the funds required to complete the add-on transaction (excluding any fees payable pursuant to the Monitoring and Oversight Agreement and any fees, if any, paid to any other person or entity for financial advisory, investment banking, brokerage, or any other similar services rendered in connection with such add-on transaction) including the amount of any indebtedness, preferred stock or similar items assumed (or remaining outstanding). The term "add-on transaction" means any future proposal for a tender offer, acquisition, sale, merger, exchange offer, recapitalization, restructuring, or other similar transaction directly or indirectly involving Holding, the Company, or any of their respective subsidiaries and any other person or entity. In January 2000, the Company paid Hicks Muse Partners cash financial advisory fees of approximately $161,000 as compensation for its services as financial advisor in connection with the 1999 acquisition of the Forissier Group.

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

  Exhibits

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.1            -- Agreement and Plan of Merger dated as of June 2, 1995,
                            among Omega Wire Corp., Wirekraft Holdings Corp.,
                            International Wire Holding Company, International Wire
                            Group, Inc. and Wirekraft Acquisition Company(1)
          2.2            -- Agreement and Plan of Merger, dated as of March 5, 1996, among Hoosier Wire, Inc., International Wire Group, Inc.,
                            and Wire Technologies, Inc.(2)
          2.3            -- Asset Purchase Agreement, dated as of March 5, 1996,
                            among Dekko Automotive Wire, Inc., International Wire
                            Holding Company, International Wire Group, Inc., and Wire
                            Technologies, Inc.(2)
          2.4            -- Asset Purchase Agreement, dated as of March 5, 1996,
                            among International Wire Holding Company, International
                            Wire Group, Inc., and Wire Technologies, Inc.(2)
          2.5            -- Asset Purchase Agreement, dated as of March 5, 1996,
                            among Silicones, International Wire Holding Company,
                            International Wire Group, Inc., and Wire Technologies,
                            Inc.(2)
          3.1            -- Restated Certificate of Incorporation of International
                            Wire Group, Inc.(4)
          3.2            -- By-Laws of International Wire Group, Inc.(1)
          4.1            -- Indenture, dated as of June 12, 1995, among International
                            Wire Group, Inc., as Issuer, the Subsidiary Guarantors
                            (as therein defined) and IBJ Schroder Bank & Trust
                            Company, as Trustee.(1)
          4.2            -- Form of the 11 3/4% Note (included in Exhibit 4.1,
                            Exhibit A)
          4.3            -- Exchange and Registration Rights Agreement, dated as of
                            June 12, 1995, among International Wire Group, Inc., the
                            Subsidiary Guarantors (as therein defined), Chemical
                            Securities Inc. and BT Securities Corporation.(1)
          4.4            -- First Supplemental Indenture, dated as of March 5, 1996, by and among International Wire Group, Inc., Wire
                            Technologies, Inc., the subsidiary guarantors party
                            thereto, and IBJ Schroder Bank & Trust Company, as
                            Trustee.(2)
          4.5            -- Certificate of Designation of Series A Senior Cumulative
                            Exchangeable Redeemable Preferred Stock of International
                            Wire Group, Inc.(2)
          4.6            -- Second Supplemental Indenture, dated as of December 20,
                            1996, by International Wire Group, Inc. the subsidiary
                            guarantors party thereto, and IBJ Schroder Bank and Trust
                            Company, as Trustee.(4)
          4.7            -- Indenture, dated as of February 12, 1997, among
                            International Wire Group, Inc., as Issuer, the Subsidiary
                            Guarantors (as therein defined) and IBJ Schroder Bank and
                            Trust Company, as Trustee.(5)
          4.8            -- Form of 14% Note (included in Exhibit 4.7, Exhibit A).
          4.9            -- Preferred Stock and Warrant Purchase Agreement dated as of March 5, 1996,
                            by and among International Wire Holding Company,
                            International Wire Group, Inc., Chemical Equity
                            Associates and Hicks, Muse, Tate & Furst Equity Fund II,
                            L.P.(5)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          4.10           -- Third Supplemental Indenture, dated as of February 12,
                            1997, by and among International Wire Group, Inc., the
                            subsidiary guarantors party thereto, and IBJ Schroder
                            Bank and Trust Company, as Trustee.(5)
          4.11           -- First Supplemental Indenture, dated as of June 10, 1997, by and among International Wire Group, Inc., the
                            subsidiary guarantors party thereto, and IBJ Schroder
                            Bank and Trust Company, as Trustee.(5)
          4.12           -- Indenture, dated as of June 17, 1997, among International
                            Wire Group, Inc., as Issuer, the Subsidiary Guarantors
                            (as therein defined) and IBJ Schroder Bank and Trust
                            Company, as Trustee.(5)
          4.13           -- Form of 11 3/4% Series B Note (included in Exhibit 4.12,
                            Exhibit (A))
         10.1            -- Parts Sourcing Contract, dated as of December 2, 1994,
                            among Wirekraft Industries, Inc. and General Electric
                            Company (Confidential treatment has been granted with
                            respect to certain portions of this exhibit).(1)
         10.2            -- Schedule of Substantially Identical Domestic Subsidiary
                            Security Agreements.(1)
         10.3            -- Agreement of Sublease, dated as of December 31, 1991,
                            between Oneida County Industrial Development Agency and
                            OWI Corporation.(1)
         10.4            -- Agreement of Sublease, dated as of December 31, 1991,
                            between Onondaga County Industrial Development Agency and
                            OWI Corporation.(1)
         10.5            -- Sublease Agreement, dated as of March 31, 1994, between
                            Productos de Control, S.A. de C.V. and Wirekraft
                            Industries, Inc.(1)
         10.6            -- Lease Contract, dated as of August 1, 1994, between
                            Parques Industriales Mexicanos, S.A. de C.V. and Electro
                            Componentes de Mexico, S.A. de C.V.(1)
         10.7            -- Lease Contract, dated as of March 15, 1998, between
                            Parques Industriales Mexicanos, S.A. de C.V. and Electro
                            Componentes de Mexico, S.A. de C.V.(6)
         10.8+           -- Employment Agreement, dated as of June 12, 1995, among
                            International Wire Holding Company, International Wire
                            Group Inc. and certain of its subsidiaries and James N.
                            Mills.(3)
         10.9+           -- Employment Agreement, dated as of June 12, 1995, among
                            International Wire Holding Company, International Wire
                            Group Inc. and certain of its subsidiaries and David M.
                            Sindelar.(3)
         10.10+          -- Employment Agreement, dated as of March 14, 1995, between
                            Omega Wire, Inc. and Rodney D. Kent.(1)
         10.11+          -- Option Agreement, dated as of March 31, 1995, between
                            Omega Wire Corp. and James N. Mills.(1)
         10.12+          -- Option Agreement, dated as of March 31, 1995, between
                            Omega Wire Corp. and David M. Sindelar.(1)
         10.13+          -- Option Agreement dated as of June 12, 1995, between Omega
                            Wire Corp. and David M. Sindelar.(1)
         10.14+          -- Option Agreement dated as of June 12, 1995, between
                            International Wire Group, Inc. and David M. Sindelar.(1)
         10.15           -- Stockholders Agreement dated as of June 12, 1995, among
                            International Wire Holding Company and the Stockholders
                            signatories thereto.(1)
         10.16           -- Monitoring and Oversight Agreement dated as of June 12,
                            1995, among International Wire Holding Company,
                            International Wire Group, Inc. and Hicks, Muse & Co.
                            Partners, L.P.(1)
         10.17+          -- 1995 Stock Option Plan of International Wire Holding
                            Company.(3)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.18+          -- Form of Option Agreement of International Wire Holding
                            Company under 1995 Stock Option Plan.(3)
         10.19           -- Agreement dated as of December 29, 1995 among Wirekraft
                            Industries, Inc. and General Electric Company
                            (Confidential treatment has been granted with respect to
                            certain portions of this exhibit).(3)
         10.20           -- Amended and Restated Credit Agreement, dated as of
                            February 12, 1997, among International Wire Group, Inc.,
                            International Wire Holding Company, the several lenders
                            from time to time parties thereto, Chase Manhattan Bank,
                            as Administrative Agent, and Bankers Trust Company, as
                            Documentation Agent.(4)
         10.21+          -- Employment Agreement, dated as of September 25, 1996,
                            among International Wire Holding Company and
                            International Wire Group, Inc. and Joseph M. Fiamingo.(4)
         10.22+          -- Option Agreement, dated as of November 5, 1995, between
                            International Wire Holding Company and Joseph M.
                            Fiamingo.(4)
         10.23+          -- Option Agreement, dated as of November 6, 1996, between
                            International Wire Holding Company and Joseph M.
                            Fiamingo.(4)
         10.24           -- First Amendment to Amended and Restated Credit Agreement,
                            dated as of June 17, 1997, among International Wire
                            Group, Inc., International Wire Holding Company, the
                            Several Lenders from time to time parties thereto, the
                            Chase Manhattan Bank, as Administrative Agent, and
                            Bankers Trust Company, as Documentation Agent.(5)
         10.25           -- Second Amendment and Waiver to Amended and Restated
                            Credit Agreement, dated as of September 29, 1997, among
                            International Wire Group, Inc., International Wire
                            Holding Company, the Several Lenders from time to time
                            parties thereto, the Chase Manhattan Bank, as
                            Administrative Agent, and Bankers Trust Company, as
                            Documentation Agent.(6)
         10.26+          -- Option Agreement, dated as of August 6, 1996, between
                            International Wire Holding Company and Glenn J.
                            Holler.(6)
         10.27           -- Fourth Amendment to Amended and Restated Credit
                            Agreement, dated as of December 29, 1999, among
                            International Wire Group, Inc., International Wire
                            Holding Company, Camden Wire Co., Inc., the Several
                            Lenders from time to time parties thereto, the Chase
                            Manhattan Bank, as Administrative Agent, and Bankers
                            Trust Company, as Documentation Agent.*
         10.28+          -- Employment Agreement, dated as of November 13, 1999,
                            among International Wire Holding Company and
                            International Wire Group, Inc. and Glenn J. Holler. *
         10.29+          -- Employment Agreement, dated as of November 13, 1999,
                            among International Wire Holding Company and
                            International Wire Group, Inc. and Joseph M. Fiamingo. *
         21.1            -- Subsidiaries of International Wire Group, Inc.*
         27.0            -- Financial Data Schedule.*

---------------

(1) Incorporated by reference to the Registration Statement on Form S-1 (33-93970) of International Wire Group, Inc. as declared effective by the Securities and Exchange Commission on September 29, 1995.

(2) Incorporated by reference to the Current Report on Form 8-K of International Wire Group, Inc. as filed with the Securities Exchange Commission on March 20, 1996.

(3) Incorporated by reference to the Annual Report on Form 10-K of International Wire Group, Inc. for the fiscal year ended December 31, 1995.

(4) Incorporated by reference to the Annual Report on Form 10-K of International Wire Group, Inc. for the fiscal year ended December 31, 1996.

(5) Incorporated by reference to the Registration Statement on Form S-1 (333-26925) of International Wire Group, Inc. as declared effective by the Securities and Exchange Commission on November 12, 1997.

(6) Incorporated by reference to the Annual Report on Form 10-K of International Wire Group, Inc. for the fiscal year ended December 31, 1997.

 *  Filed herewith.

 + Indicates compensatory plan or arrangement.

  (b) Reports on Form 8-K
     The Company did not file any report on Form 8-K with the Securities and Exchange Commission during the quarter ended December 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            INTERNATIONAL WIRE GROUP, INC.

Date: March 20, 2000                        By: /s/   GLENN J. HOLLER
                                              ----------------------------------
                                                       Glenn J. Holler,
                                                  Vice President -- Finance

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                 /s/ JAMES N. MILLS                    Chairman of the Board of         March 20, 2000
-----------------------------------------------------  Directors and Chief Executive
                  (James N. Mills)                     Officer (Principal Executive
                                                       Officer)

                /s/ DAVID M. SINDELAR                  Senior Vice President and Chief  March 20, 2000
-----------------------------------------------------  Financial Officer (Principal
                 (David M. Sindelar)                   Financial Officer)

                 /s/ GLENN J. HOLLER                   Vice President -- Finance        March 20, 2000
-----------------------------------------------------  (Principal Accounting Officer)
                  (Glenn J. Holler)

                 /s/ THOMAS P. DANIS                   Director                         March 20, 2000
-----------------------------------------------------
                  (Thomas P. Danis)

                  /s/ JACK D. FURST                    Director                         March 20, 2000
-----------------------------------------------------
                   (Jack D. Furst)

                  /s/ JOHN A. GAVIN                    Director                         March 20, 2000
-----------------------------------------------------
                   (John A. Gavin)

                 /s/ CHARLES W. TATE                   Director                         March 20, 2000
-----------------------------------------------------
                  (Charles W. Tate)

                /s/ RICHARD W. VIESER                  Director                         March 20, 2000
-----------------------------------------------------
                 (Richard W. Vieser)

                 /s/ RODNEY D. KENT                    Director                         March 20, 2000
-----------------------------------------------------
                  (Rodney D. Kent)

               /s/ JOSEPH M. FIAMINGO                  Director, President and Chief    March 20, 2000
-----------------------------------------------------  Operating Officer
                (Joseph M. Fiamingo)

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

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.1            -- Agreement and Plan of Merger dated as of June 2, 1995,
                            among Omega Wire Corp., Wirekraft Holdings Corp.,
                            International Wire Holding Company, International Wire
                            Group, Inc. and Wirekraft Acquisition Company(1)
          2.2            -- Agreement and Plan of Merger, dated as of March 5, 1996, among Hoosier Wire, Inc., International Wire Group, Inc.,
                            and Wire Technologies, Inc.(2)
          2.3            -- Asset Purchase Agreement, dated as of March 5, 1996,
                            among Dekko Automotive Wire, Inc., International Wire
                            Holding Company, International Wire Group, Inc., and Wire
                            Technologies, Inc.(2)
          2.4            -- Asset Purchase Agreement, dated as of March 5, 1996,
                            among International Wire Holding Company, International
                            Wire Group, Inc., and Wire Technologies, Inc.(2)
          2.5            -- Asset Purchase Agreement, dated as of March 5, 1996,
                            among Silicones, International Wire Holding Company,
                            International Wire Group, Inc., and Wire Technologies,
                            Inc.(2)
          3.1            -- Restated Certificate of Incorporation of International
                            Wire Group, Inc.(4)
          3.2            -- By-Laws of International Wire Group, Inc.(1)
          4.1            -- Indenture, dated as of June 12, 1995, among International
                            Wire Group, Inc., as Issuer, the Subsidiary Guarantors
                            (as therein defined) and IBJ Schroder Bank & Trust
                            Company, as Trustee.(1)
          4.2            -- Form of the 11 3/4% Note (included in Exhibit 4.1,
                            Exhibit A)
          4.3            -- Exchange and Registration Rights Agreement, dated as of
                            June 12, 1995, among International Wire Group, Inc., the
                            Subsidiary Guarantors (as therein defined), Chemical
                            Securities Inc. and BT Securities Corporation.(1)
          4.4            -- First Supplemental Indenture, dated as of March 5, 1996, by and among International Wire Group, Inc., Wire
                            Technologies, Inc., the subsidiary guarantors party
                            thereto, and IBJ Schroder Bank & Trust Company, as
                            Trustee.(2)
          4.5            -- Certificate of Designation of Series A Senior Cumulative
                            Exchangeable Redeemable Preferred Stock of International
                            Wire Group, Inc.(2)
          4.6            -- Second Supplemental Indenture, dated as of December 20,
                            1996, by International Wire Group, Inc. the subsidiary
                            guarantors party thereto, and IBJ Schroder Bank and Trust
                            Company, as Trustee.(4)
          4.7            -- Indenture, dated as of February 12, 1997, among
                            International Wire Group, Inc., as Issuer, the Subsidiary
                            Guarantors (as therein defined) and IBJ Schroder Bank and
                            Trust Company, as Trustee.(5)
          4.8            -- Form of 14% Note (included in Exhibit 4.7, Exhibit A).
          4.9            -- Preferred Stock and Warrant Purchase Agreement dated as of March 5, 1996,
                            by and among International Wire Holding Company,
                            International Wire Group, Inc., Chemical Equity
                            Associates and Hicks, Muse, Tate & Furst Equity Fund II,
                            L.P.(5)
          4.10           -- Third Supplemental Indenture, dated as of February 12,
                            1997, by and among International Wire Group, Inc., the
                            subsidiary guarantors party thereto, and IBJ Schroder
                            Bank and Trust Company, as Trustee.(5)
          4.11           -- First Supplemental Indenture, dated as of June 10, 1997, by and among International Wire Group, Inc., the
                            subsidiary guarantors party thereto, and IBJ Schroder
                            Bank and Trust Company, as Trustee.(5)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          4.12           -- Indenture, dated as of June 17, 1997, among International
                            Wire Group, Inc., as Issuer, the Subsidiary Guarantors
                            (as therein defined) and IBJ Schroder Bank and Trust
                            Company, as Trustee.(5)
          4.13           -- Form of 11 3/4% Series B Note (included in Exhibit 4.12,
                            Exhibit (A))
         10.1            -- Parts Sourcing Contract, dated as of December 2, 1994,
                            among Wirekraft Industries, Inc. and General Electric
                            Company (Confidential treatment has been granted with
                            respect to certain portions of this exhibit).(1)
         10.2            -- Schedule of Substantially Identical Domestic Subsidiary
                            Security Agreements.(1)
         10.3            -- Agreement of Sublease, dated as of December 31, 1991,
                            between Oneida County Industrial Development Agency and
                            OWI Corporation.(1)
         10.4            -- Agreement of Sublease, dated as of December 31, 1991,
                            between Onondaga County Industrial Development Agency and
                            OWI Corporation.(1)
         10.5            -- Sublease Agreement, dated as of March 31, 1994, between
                            Productos de Control, S.A. de C.V. and Wirekraft
                            Industries, Inc.(1)
         10.6            -- Lease Contract, dated as of August 1, 1994, between
                            Parques Industriales Mexicanos, S.A. de C.V. and Electro
                            Componentes de Mexico, S.A. de C.V.(1)
         10.7            -- Lease Contract, dated as of March 15, 1998, between
                            Parques Industriales Mexicanos, S.A. de C.V. and Electro
                            Componentes de Mexico, S.A. de C.V.(6)
         10.8+           -- Employment Agreement, dated as of June 12, 1995, among
                            International Wire Holding Company, International Wire
                            Group Inc. and certain of its subsidiaries and James N.
                            Mills.(3)
         10.9+           -- Employment Agreement, dated as of June 12, 1995, among
                            International Wire Holding Company, International Wire
                            Group Inc. and certain of its subsidiaries and David M.
                            Sindelar.(3)
         10.10+          -- Employment Agreement, dated as of March 14, 1995, between
                            Omega Wire, Inc. and Rodney D. Kent.(1)
         10.11+          -- Option Agreement, dated as of March 31, 1995, between
                            Omega Wire Corp. and James N. Mills.(1)
         10.12+          -- Option Agreement, dated as of March 31, 1995, between
                            Omega Wire Corp. and David M. Sindelar.(1)
         10.13+          -- Option Agreement dated as of June 12, 1995, between Omega
                            Wire Corp. and David M. Sindelar.(1)
         10.14+          -- Option Agreement dated as of June 12, 1995, between
                            International Wire Group, Inc. and David M. Sindelar.(1)
         10.15           -- Stockholders Agreement dated as of June 12, 1995, among
                            International Wire Holding Company and the Stockholders
                            signatories thereto.(1)
         10.16           -- Monitoring and Oversight Agreement dated as of June 12,
                            1995, among International Wire Holding Company,
                            International Wire Group, Inc. and Hicks, Muse & Co.
                            Partners, L.P.(1)
         10.17+          -- 1995 Stock Option Plan of International Wire Holding
                            Company.(3)
         10.18+          -- Form of Option Agreement of International Wire Holding
                            Company under 1995 Stock Option Plan.(3)
         10.19           -- Agreement dated as of December 29, 1995 among Wirekraft
                            Industries, Inc. and General Electric Company
                            (Confidential treatment has been granted with respect to
                            certain portions of this exhibit).(3)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.20           -- Amended and Restated Credit Agreement, dated as of
                            February 12, 1997, among International Wire Group, Inc.,
                            International Wire Holding Company, the several lenders
                            from time to time parties thereto, Chase Manhattan Bank,
                            as Administrative Agent, and Bankers Trust Company, as
                            Documentation Agent.(4)
         10.21+          -- Employment Agreement, dated as of September 25, 1996,
                            among International Wire Holding Company and
                            International Wire Group, Inc. and Joseph M. Fiamingo.(4)
         10.22+          -- Option Agreement, dated as of November 5, 1995, between
                            International Wire Holding Company and Joseph M.
                            Fiamingo.(4)
         10.23+          -- Option Agreement, dated as of November 6, 1996, between
                            International Wire Holding Company and Joseph M.
                            Fiamingo.(4)
         10.24           -- First Amendment to Amended and Restated Credit Agreement,
                            dated as of June 17, 1997, among International Wire
                            Group, Inc., International Wire Holding Company, the
                            Several Lenders from time to time parties thereto, the
                            Chase Manhattan Bank, as Administrative Agent, and
                            Bankers Trust Company, as Documentation Agent.(5)
         10.25           -- Second Amendment and Waiver to Amended and Restated
                            Credit Agreement, dated as of September 29, 1997, among
                            International Wire Group, Inc., International Wire
                            Holding Company, the Several Lenders from time to time
                            parties thereto, the Chase Manhattan Bank, as
                            Administrative Agent, and Bankers Trust Company, as
                            Documentation Agent.(6)
         10.26+          -- Option Agreement, dated as of August 6, 1996, between
                            International Wire Holding Company and Glenn J.
                            Holler.(6)
         10.27           -- Fourth Amendment to Amended and Restated Credit
                            Agreement, dated as of December 29, 1999, among
                            International Wire Group, Inc., International Wire
                            Holding Company, Camden Wire Co., Inc., the Several
                            Lenders from time to time parties thereto, the Chase
                            Manhattan Bank, as Administrative Agent, and Bankers
                            Trust Company, as Documentation Agent.*
         10.28+          -- Employment Agreement, dated as of November 13, 1999,
                            among International Wire Holding Company and
                            International Wire Group, Inc. and Glenn J. Holler. *
         10.29+          -- Employment Agreement, dated as of November 13, 1999,
                            among International Wire Holding Company and
                            International Wire Group, Inc. and Joseph M. Fiamingo. *
         21.1            -- Subsidiaries of International Wire Group, Inc.*
         27.0            -- Financial Data Schedule.*

---------------

(1) Incorporated by reference to the Registration Statement on Form S-1 (33-93970) of International Wire Group, Inc. as declared effective by the Securities and Exchange Commission on September 29, 1995.

(2) Incorporated by reference to the Current Report on Form 8-K of International Wire Group, Inc. as filed with the Securities Exchange Commission on March 20, 1996.

(3) Incorporated by reference to the Annual Report on Form 10-K of International Wire Group, Inc. for the fiscal year ended December 31, 1995.

(4) Incorporated by reference to the Annual Report on Form 10-K of International Wire Group, Inc. for the fiscal year ended December 31, 1996.

(5) Incorporated by reference to the Registration Statement on Form S-1 (333-26925) of International Wire Group, Inc. as declared effective by the Securities and Exchange Commission on November 12, 1997.

(6) Incorporated by reference to the Annual Report on Form 10-K of International Wire Group, Inc. for the fiscal year ended December 31, 1997.

 *  Filed herewith.

 + Indicates compensatory plan or arrangement.