Form 10-Q
period 2000-03-31
INTERNATIONAL WIRE GROUP INC
filed 2000-05-15
CIK 947429

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

(Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 2000
                               ---------------------------------------------

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

                                 YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                         Outstanding at
           Class                                         April 30, 2000
----------------------------                             --------------


  Common Stock                                                1,000

                         INTERNATIONAL WIRE GROUP, INC.




                                                             INDEX

PART I - FINANCIAL INFORMATION                                                                                     Page
                                                                                                                   ----

  International Wire Group, Inc.
      Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999...............................          3
      Consolidated Statements of Operations for the three month periods ended March 31, 2000 and 1999......          4
      Consolidated Statements of Cash Flows for the three month periods ended March 31, 2000 and 1999......          5
      Notes to Consolidated Financial Statements...........................................................          6
      Management's Discussion and Analysis of Financial Condition and Results of Operations................         15
      Quantitative and Qualitative Disclosure About Market Risk............................................         18

PART II - OTHER INFORMATION................................................................................         19

SIGNATURES.................................................................................................         20

                         INTERNATIONAL WIRE GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                    March 31,         December 31,
                                                                  ------------        ------------
                                                                      2000                1999
                                                                  ------------        ------------
ASSETS                                                            (Unaudited)

Current assets:
  Cash and cash equivalents ............................          $      6,135        $      7,425
  Accounts receivable, less allowance of $2,382
    and $2,879, respectively ...........................                97,714             101,310
  Inventories ..........................................                70,860              92,142
  Prepaid expenses and other ...........................                 8,624              12,223
  Deferred income taxes ................................                12,866              15,436
                                                                  ------------        ------------
    Total current assets ...............................               196,199             228,536
Property, plant and equipment, net .....................               162,070             184,660
Deferred financing costs, net ..........................                 6,974              14,011
Intangible assets, net .................................               202,652             243,627
Other assets ...........................................                 2,903               7,273
                                                                  ------------        ------------
    Total assets .......................................          $    570,798        $    678,107
                                                                  ============        ============

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities:
  Current maturities of long-term obligations ..........          $      2,088        $      9,606
  Accounts payable .....................................                29,268              48,655
  Accrued and other liabilities ........................                44,019              43,641
  Accrued payroll and payroll related items ............                 9,234              12,858
  Accrued interest .....................................                12,147               4,041
                                                                  ------------        ------------
    Total current liabilities ..........................                96,756             118,801
Long-term obligations, less current maturities .........               335,258             526,338
Deferred income taxes ..................................                16,311              21,772
Other long-term liabilities ............................                18,996              30,926
                                                                  ------------        ------------
    Total liabilities ..................................               467,321             697,837
Stockholder's equity (deficit):
  Common stock, $.01 par value, 1,000 shares
    authorized, issued and outstanding .................                     0                   0
  Contributed capital ..................................               246,578             124,751
  Carryover of predecessor basis .......................               (67,762)            (67,762)
  Accumulated deficit ..................................               (75,339)            (76,719)
                                                                  ------------        ------------
    Total stockholder's equity (deficit) ...............               103,477             (19,730)
                                                                  ------------        ------------
    Total liabilities and stockholder's equity
      (deficit) ........................................          $    570,798        $    678,107
                                                                  ============        ============



        See accompanying notes to the consolidated financial statements.

                         INTERNATIONAL WIRE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)
                                   (Unaudited)


                                                                       Three Months
                                                                     Ended March 31,
                                                           --------------------------------
                                                               2000                 1999
                                                           ------------        ------------

Net sales ................................................ $    144,613        $    118,345
Operating expenses:
  Cost of goods sold .....................................      107,190              85,724
  Selling, general and
   administrative expenses ...............................       12,415              10,785
  Depreciation and
   amortization ..........................................        9,108               8,376
                                                           ------------        ------------
Operating income .........................................       15,900              13,460
Other income (expense):
  Interest expense .......................................      (13,051)            (12,462)
  Amortization of deferred financing costs ...............         (801)               (633)
                                                           ------------        ------------
Income from continuing operations before
  income tax provision, cumulative effect
  of change in accounting principle and
  extraordinary item .....................................        2,048                 365
Income tax provision .....................................        1,555                 271
                                                           ------------        ------------
Income from continuing operations before
  cumulative effect of change in accounting
  principle and extraordinary item .......................          493                  94
Income from discontinued operations, net of
  income taxes of $1,598 and $1,575, respectively ........        3,634               2,455
                                                           ------------        ------------
Income before cumulative effect of change in
  accounting principle and extraordinary item ............        4,127               2,549
Cumulative effect of change in accounting for
  start-up costs, net of tax benefit of $592 .............           --                (818)
                                                           ------------        ------------
Income before extraordinary item .........................        4,127               1,731
Extraordinary item - loss related to early
  extinguishment of debt, net of taxes of
  $2,073 .................................................       (2,747)                 --
                                                           ------------        ------------
Net income ............................................... $      1,380        $      1,731
                                                           ============        ============







        See accompanying notes to the consolidated financial statements.

                         INTERNATIONAL WIRE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                              Three Months
                                                                             Ended March 31,
                                                                    -------------------------------
                                                                       2000                1999
                                                                    ------------       ------------

Cash flows provided by (used in) operating activities:
  Net income ....................................................   $      1,380       $      1,731
  Adjustments to reconcile net income to
    net cash provided by (used in) operating
    activities:
    Depreciation and amortization ...............................          9,909              9,009
    Income from discontinued operations .........................         (5,232)            (4,030)
    Cumulative effect of change in accounting
     for start-up costs .........................................             --              1,410
    Extraordinary item ..........................................          4,820                 --
    Change in assets and liabilities of continuing operations....
      Accounts receivable .......................................         (9,740)            (9,009)
      Inventories ...............................................            975              9,961
      Other assets ..............................................           (668)             2,953
      Accounts payable ..........................................         (8,900)             6,358
      Accrued and other liabilities .............................         (7,326)            (6,971)
      Accrued interest ..........................................          8,106              9,396
      Other long-term liabilities ...............................           (559)            (6,130)
                                                                    ------------       ------------
  Net cash provided by (used in) continuing
    operations ..................................................         (7,235)            14,678
  Net cash provided by discontinued operations ..................          1,697              6,996
                                                                    ------------       ------------
Net cash provided by (used in) operating
  activities ....................................................         (5,538)            21,674
                                                                    ------------       ------------
Cash flows used in investing activities:
  Capital expenditures ..........................................         (4,229)            (3,857)
  Capital expenditures of discontinued
    operations ..................................................           (982)            (4,636)
                                                                    ------------       ------------
Net cash used in investing activities ...........................         (5,211)            (8,493)
                                                                    ------------       ------------
Cash flows provided by (used in) financing
  activities:
  Equity proceeds ...............................................             --                 42
  Repayment of long-term obligations ............................       (198,342)            (1,811)
  Repayment on revolver (net) ...................................             --             (9,000)
  Financing fees and other ......................................           (699)                --
  Net proceeds from sale of Wire Harness
    Segment .....................................................        208,500                 --
                                                                    ------------       ------------
Net cash provided by (used in) financing activities .............          9,459            (10,769)
                                                                    ------------       ------------
Net change in cash and cash equivalents .........................         (1,290)             2,412
Cash at beginning of the period .................................          7,425                 --
                                                                    ------------       ------------
Cash at end of the period .......................................   $      6,135       $      2,412
                                                                    ============       ============





        See accompanying notes to the consolidated financial statements.

                         INTERNATIONAL WIRE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)
                                   (Unaudited)

1.       Basis of Presentation

         Unaudited Interim Consolidated Financial Statements

         The unaudited interim consolidated financial statements reflect all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of International Wire Group, Inc. (the "Company"). The results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for a full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999. Also see Note 2 - Discontinued Operations and Contributed Capital.


         Statement of Cash Flows

         Interest paid for the three months ended March 31, 2000 and 1999, were $4,945 and $3,077, respectively. Total income taxes paid (refunded) for the three months ended March 31, 2000 and 1999, was $2,059 and ($504), respectively.


         Change in Accounting Principle

         In April 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities," which requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company adopted SOP 98-5 effective January 1, 1999. The Company had $1,410 in net capitalized start-up costs remaining at December 31, 1998, which the Company expensed in accordance with SOP 98-5 at January 1, 1999.


2.       Discontinued Operations and Contributed Capital

         On March 29, 2000, the Company consummated the sale of its Wire Harness Segment to Viasystems International, Inc. ("Viasystems") for $210,000 in cash (the "Wire Harness Sale"). The Company and Viasystems are commonly controlled by affiliates of Hicks, Muse, Tate and Furst Incorporated. As such, the Company has accounted for the Wire Harness Sale on a basis consistent with the accounting for a transfer of assets between commonly owned entities. The excess of (1) the proceeds over
         (2) the net book value of the assets disposed plus the related expenses, approximately $1,500, and estimated taxes of $7,000; of $121,713 has been recorded as a contribution of capital. The results of operations of the Wire Harness Segment have been reclassified to discontinued operations for all periods presented.

         The purchase price was determined by senior management of both companies. In addition, each of the boards of directors received opinions from nationally recognized financial advisors that the purchase price was fair, from a financial point of view, to each of the respective parties. In connection with the Wire Harness Sale, the Company entered into a supply agreement to supply substantially all of the Wire Harness Segment's insulated wire requirements through 2003, which is a continuation of existing practice. In connection with the Wire Harness Sale, the Company agreed to indemnify Viasystems for certain claims and litigation including any current or future claims related to the case titled Whirlpool Corporation v. Wirekraft Industries, Inc., certain product liability claims, as described in the purchase agreement, and any current or future liabilities associated with the Internal Revenue Service examination of the U.S. income tax return of Kirtland Indiana, Limited Partnership for the tax period ended December 21, 1992. The Company believes that final resolution of these matters will not have a material adverse effect on the Company and that adequate amounts of reserves have been established.


3.       Extraordinary Items-Loss Related to Early Retirement of Debt

         Substantially all of the net proceeds (after the payment of fees and expenses) from the Wire Harness Sale were used to repay indebtedness outstanding under the Company's senior credit facility. Accordingly, the Company recorded an extraordinary loss of $2,747, net of income tax related to the write-off of deferred financing fees.


4.       Inventories

         The composition of inventories at March 31, 2000 and December 31, 1999 is as follows:


                                   March 31,      December 31,
                                     2000             1999
                                  ----------       ----------

         Raw materials .........  $   29,207       $   30,723
         Work-in-process .......      17,388           19,168
         Finished goods ........      24,265           42,251
                                  ----------       ----------
          Total ................  $   70,860       $   92,142
                                  ==========       ==========

         The carrying value of inventories on a last-in, first-out basis, at March 31, 2000 and December 31, 1999, approximate their current cost.


5.       Property, Plant and Equipment

         The composition of property, plant and equipment at March 31, 2000 and December 31, 1999 is as follows:


                                                  March 31,         December 31,
                                                    2000                1999
                                                ------------        ------------

         Land ................................  $      3,633        $      3,759
         Buildings and improvements ..........        50,240              51,367
         Machinery and equipment .............       236,604             270,892
         Construction in progress ............         2,746               2,824
                                                ------------        ------------
                                                     293,223             328,842
         Less accumulated depreciation .......      (131,153)           (144,182)
                                                ------------        ------------
                                                $    162,070        $    184,660
                                                ============        ============




6.       Long-Term Obligations

         The composition of long-term obligations at March 31, 2000 and December 31, 1999 is as follows:

                                                              March 31,        December 31,
                                                                2000              1999
                                                             ----------        ----------
         Amended and Restated Credit Agreement:
           Revolving credit facility ......................  $       --        $       --
           Term facility ..................................       2,955           200,500
         Senior Subordinated Notes ........................     150,000           150,000
         Series B Senior Subordinated Notes ...............     150,000           150,000
         Series B Senior Subordinated Notes Premium .......       9,628             9,979
         Industrial revenue bonds .........................      15,500            15,500
         Other ............................................       9,263             9,965
                                                             ----------        ----------
                                                                337,346           535,944
         Less, current maturities .........................       2,088             9,606
                                                             ----------        ----------
                                                             $  335,258        $  526,338
                                                             ==========        ==========


         The schedule of principal payments for long-term obligations, excluding premium, at March 31, 2000 is as follows:


         2000 ..................................................  $  2,088
         2001 ..................................................     2,114
         2002 ..................................................     1,385
         2003 ..................................................       114
         2004 ..................................................       125
         Thereafter ............................................   321,892
                                                                  --------
           Total ...............................................  $327,718
                                                                  ========


         In connection with the Wire Harness Sale, the Company repaid all of the outstanding borrowing on the Term A1 Loan and Term B Loan of the Amended and Restated Credit Agreement dated June 17, 1997, as amended (the "Credit Agreement"). Additionally, the Company repaid a portion of the Term A Loan. As of March 31, 2000, the Credit Agreement provides senior secured financing under the Term A Loan of up to $2,955 (the "Term Facility") and a $75,000 revolving loan and letter of credit facility (the "Revolver"). Mandatory principal payments of the Term Facility are due in quarterly installments. The final installment is due September 30, 2002, at which time the Revolver is also due.

         Borrowings under the Term A Loan and Revolver bear interest, at the option of the Company, at a rate per annum equal to (a) the Alternate Base Rate (as defined in the Credit Agreement) plus 0.25% or (b) the Eurodollar Rate (as defined in the Credit Agreement) plus 1.25%. The Alternate Base Rate and Eurodollar Rate margins are established quarterly based on a formula as defined in the Credit Agreement. Interest payment dates vary depending on the interest rate option to which the Term Facility and the Revolver are tied, but generally interest is payable quarterly. The Credit Agreement contains several financial covenants which, among other things, require the Company to maintain certain financial ratios and restrict the Company's ability to incur indebtedness, make capital expenditures and pay dividends.

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

7.       Business Segment Information

         On March 29, 2000, the Company sold its Wire Harness Segment. As a result, the Company operates its business as one business segment, the Wire Segment.


8.       Guarantor Subsidiaries

         The Senior Notes are fully and unconditionally (as well as jointly and severally) guaranteed on an unsecured, senior subordinated basis by each subsidiary of the Company (the "Guarantor Subsidiaries") other than Electro Componentes de Mexico, S.A. de C.V. (sold to Viasystems on March 29, 2000 as part of the Wire Harness Sale), Wirekraft Industries de Mexico, S.A. de C.V. (sold to Viasystems on March 29, 2000 as part of the Wire Harness Sale), IWG-Philippines, Inc., IWG International, Inc., Italtrecce-Societa Italiana Trecce & Affini S.r.l., International Wire SAS, JYM Finance, S.A., Tresse Metalique J. Forissier, S.A., Cablerie E. Charbonnet, S.A., Forissier Connectique, S.A., Hermitec, S.A. and Fressynet, S.A. (the "Non-Guarantor Subsidiaries"). Each of the Guarantor Subsidiaries and Non-Guarantor Subsidiaries is wholly owned by the Company.

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

                         INTERNATIONAL WIRE GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

                                                                                   TOTAL
                                                                  TOTAL             NON-
                                               COMPANY          GUARANTOR         GUARANTOR       ELIMINATIONS         TOTAL
                                             ------------      ------------      ------------     ------------      ------------
BALANCE SHEET
    AS OF MARCH 31, 2000

ASSETS
    Cash and cash equivalents .............. $         --      $      6,064      $         71     $         --      $      6,135
    Accounts receivable ....................           --            80,362            17,352               --            97,714
    Inventories ............................           --            62,472             8,388               --            70,860
    Other assets ...........................           --            20,472             1,018               --            21,490
                                             ------------      ------------      ------------     ------------      ------------
       Total current assets ................           --           169,370            26,829               --           196,199
    Property, plant and equipment,
      net ..................................           --           140,365            21,705               --           162,070
    Investment in subsidiaries .............      614,036                --                --         (614,036)               --
    Intangibles and other assets ...........        9,954           192,565            10,010               --           212,529
                                             ------------      ------------      ------------     ------------      ------------
       Total assets ........................ $    623,990      $    502,300      $     58,544     $   (614,036)     $    570,798
                                             ============      ============      ============     ============      ============

LIABILITIES AND STOCKHOLDER'S
     EQUITY (DEFICIT)

    Current liabilities .................... $     12,829      $     73,137      $     10,790     $         --      $     96,756
    Long-term obligations, less
       current maturities ..................      316,901            18,357                --               --           335,258
    Other long-term liabilities ............           --            34,455               852               --            35,307
    Intercompany (receivable) payable ......      123,021          (157,213)           34,192               --                --
                                             ------------      ------------      ------------     ------------      ------------
       Total liabilities ...................      452,751           (31,264)           45,834               --           467,321
    Stockholder's equity
       (deficit):
     Common stock ..........................            0                 0                 0                0                 0
     Contributed capital ...................      246,578           497,571            10,855         (508,426)          246,578
     Carryover of predecessor basis ........           --           (67,762)               --               --           (67,762)
     Retained earnings
        (accumulated deficit) ..............      (75,339)          103,755             1,855         (105,610)          (75,339)
                                             ------------      ------------      ------------     ------------      ------------
       Total stockholder's equity
         (deficit) .........................      171,239           533,564            12,710         (614,036)          103,477
                                             ------------      ------------      ------------     ------------      ------------
       Total liabilities and
         stockholder's equity
         (deficit) ......................... $    623,990      $    502,300      $     58,544     $   (614,036)     $    570,798
                                             ============      ============      ============     ============      ============

                           CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 31, 1999



                                                                 ASSETS

                                                                                    TOTAL
                                                                  TOTAL              NON-
                                              COMPANY           GUARANTOR          GUARANTOR        ELIMINATIONS       CONSOLIDATED
                                            ------------       ------------       ------------      ------------       ------------

Cash ...................................... $         --       $      7,131       $        294      $         --       $      7,425
Accounts receivable .......................           --             84,278             17,284              (252)           101,310
Inventories ...............................           --             83,593              8,549                --             92,142
Other current assets ......................           --             24,456              3,203                --             27,659
                                            ------------       ------------       ------------      ------------       ------------
          Total current assets ............           --            199,458             29,330              (252)           228,536
Property, plant and equipment, net ........           --            149,212             35,448                --            184,660
Intangible assets, net ....................       18,484            229,358              9,796                --            257,638
Investment in subsidiaries ................      736,090                 --                 --          (736,090)                --
Other assets ..............................           --              3,147              4,126                --              7,273
                                            ------------       ------------       ------------      ------------       ------------
          Total assets .................... $    754,574       $    581,175       $     78,700      $   (736,342)      $    678,107
                                            ============       ============       ============      ============       ============


                                          LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)


Current liabilities ........................  $     11,674      $     92,255     $     15,124     $       (252)       $    118,801
Long term obligations, less current
  maturities................................       507,479            18,859               --               --             526,338
Other long-term liabilities ................            --            51,849              849               --              52,698
Intercompany (receivable) payable ..........       187,389          (231,846)          44,457               --                  --
                                              ------------      ------------     ------------     ------------        ------------
          Total liabilities ................       706,542           (68,883)          60,430             (252)            697,837
Stockholder's equity (deficit):
  Common stock .............................             0                 0                0                0                   0
  Contributed capital ......................       124,751           572,012           10,867         (582,879)            124,751
  Carryover of predecessor basis ...........            --           (67,762)              --               --             (67,762)
  Retained earnings (accumulated
    deficit) ...............................       (76,719)          145,808            7,403         (153,211)            (76,719)
                                              ------------      ------------     ------------     ------------        ------------
          Total stockholder's equity
            (deficit) ......................        48,032           650,058           18,270         (736,090)            (19,730)
                                              ------------      ------------     ------------     ------------        ------------
          Total liabilities and
            stockholder's equity
            (deficit) ......................  $    754,574      $    581,175     $     78,700     $   (736,342)       $    678,107
                                              ============      ============     ============     ============        ============

                         INTERNATIONAL WIRE GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

                                                                                      TOTAL
                                                                      TOTAL            NON-
                                                    COMPANY         GUARANTOR        GUARANTOR      ELIMINATIONS         TOTAL
                                                   ---------        ---------        ---------      ------------       ---------

STATEMENT OF OPERATIONS
  FOR THE THREE MONTHS ENDED
       MARCH 31, 2000

Net sales ...................................      $      --        $ 128,853        $  15,760        $      --        $ 144,613

Operating expenses:
    Cost of goods sold ......................             --           96,280           10,910               --          107,190
    Selling, general and
       administrative expenses ..............             --           11,292            1,123               --           12,415
    Depreciation and amortization ...........            156            7,914            1,038               --            9,108
                                                   ---------        ---------        ---------        ---------        ---------
Operating income ............................           (156)          13,367            2,689               --           15,900

Other income (expense):
    Interest expense ........................        (12,763)            (189)             (99)              --          (13,051)
    Amortization of deferred
       financing costs ......................           (801)              --               --               --             (801)
    Equity in net income of
       subsidiaries .........................         17,847               --               --          (17,847)              --
                                                   ---------        ---------        ---------        ---------        ---------
Income from continuing operations
    before income tax provision
    and extraordinary item ..................          4,127           13,178            2,590          (17,847)           2,048
Income tax provision ........................             --            1,171              384               --            1,555
                                                   ---------        ---------        ---------        ---------        ---------
Income from continuing operations
    before extraordinary item ...............          4,127           12,007            2,206          (17,847)             493
Income from discontinued
    operations, net of taxes of
    $1,598 ..................................             --            2,288            1,346               --            3,634
                                                   ---------        ---------        ---------        ---------        ---------
Income before extraordinary
    item ....................................          4,127           14,295            3,552          (17,847)           4,127
Extraordinary item - loss
    related to early
    extinguishment if debt,
    net if taxes if $2,073 ..................         (2,747)              --               --               --           (2,747)
                                                   ---------        ---------        ---------        ---------        ---------

Net income (loss) ...........................      $   1,380        $  14,295        $   3,552        $ (17,847)       $   1,380
                                                   =========        =========        =========        =========        =========

                                                                                      TOTAL
                                                                      TOTAL            NON-
                                                    COMPANY         GUARANTOR        GUARANTOR      ELIMINATIONS         TOTAL
                                                   ---------        ---------        ---------      ------------       ---------

STATEMENT OF OPERATIONS
  FOR THE THREE MONTHS ENDED
       MARCH 31, 1999

Net sales ......................................   $      --        $ 113,505        $   4,840        $      --        $ 118,345

Operating expenses:
    Cost of goods sold .........................          --           81,812            3,912               --           85,724
    Selling, general and
       administrative expenses .................          --           10,620              165               --           10,785
    Depreciation and amortization ..............         156            6,830            1,390               --            8,376
                                                   ---------        ---------        ---------        ---------        ---------
Operating income ...............................        (156)          14,243             (627)              --           13,460

Other income (expense):
    Interest expense ...........................     (12,206)            (256)              --               --          (12,462)
    Amortization of deferred
       financing costs .........................        (633)              --               --               --             (633)
    Equity in net income
       (loss) of subsidiaries ..................      14,726               --               --          (14,726)              --
                                                   ---------        ---------        ---------        ---------        ---------
Income from continuing operations
    before income tax provision
    and cumulative effect of
    change in accounting
    principle ..................................       1,731           13,987             (627)         (14,726)             365
Income tax provision ...........................          --              159              112               --              271
                                                   ---------        ---------        ---------        ---------        ---------
Income (loss) from continuing
    operations before cumulative
    effect of change in accounting
    principle ..................................       1,731           13,828             (739)         (14,726)              94
Income from discontinued
    operations, net of taxes of
    $1,575 .....................................          --            1,736              719               --            2,455
                                                   ---------        ---------        ---------        ---------        ---------
Income (loss) before cumulative
    effect of change in accounting
    principle ..................................       1,731           15,564              (20)         (14,726)           2,549
Cumulative effect of change in
  accounting for start-up costs,
  net of tax benefit of $592 ...................          --             (818)              --               --             (818)
                                                   ---------        ---------        ---------        ---------        ---------

Net income (loss) ..............................   $   1,731        $  14,746        $     (20)       $ (14,726)       $   1,731
                                                   =========        =========        =========        =========        =========

                         INTERNATIONAL WIRE GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)


                                                                                     TOTAL
                                                                       TOTAL          NON-
                                                      COMPANY        GUARANTOR     GUARANTOR     ELIMINATIONS         TOTAL
                                                    ------------   ------------   ------------   ------------     ------------

STATEMENT OF CASH FLOWS
  FOR THE THREE MONTHS ENDED
       MARCH 31, 2000

Net cash provided by (used
  in) operating activities ........................ $    (10,161)  $      3,206   $      1,417   $         --     $     (5,538)
                                                    ------------   ------------   ------------   ------------     ------------
Cash flows used in investing
  activities for capital
  expenditures ....................................           --         (3,571)        (1,640)            --           (5,211)
                                                    ------------   ------------   ------------   ------------     ------------
Cash flows provided by (used in)
    financing activities:
    Repayment of long-term
      obligations .................................     (197,640)          (702)            --             --         (198,342)
    Financing fees and other ......................         (699)            --             --             --             (699)
    Net proceeds from sale of
      Wire Harness Segment ........................      208,500             --             --             --          208,500
                                                    ------------   ------------   ------------   ------------     ------------
Net cash provided by (used in)
    financing activities ..........................      (10,161)          (702)            --             --            9,459
                                                    ------------   ------------   ------------   ------------     ------------

Net change in cash and cash
    equivalents ................................... $         --   $     (1,067)  $       (223)  $         --     $     (1,290)
                                                    ============   ============   ============   ============     ============





                                                                    TOTAL
                                                      TOTAL          NON-
                                        COMPANY     GUARANTOR     GUARANTOR   ELIMINATIONS        TOTAL
                                     -----------   -----------   -----------  ------------     -----------

STATEMENT OF CASH FLOWS
  FOR THE THREE MONTHS ENDED
       MARCH 31, 1999

Net cash from operating
  activities ......................  $    10,462   $     8,917   $     2,295   $        --     $    21,674
                                     -----------   -----------   -----------   -----------     -----------
Cash flows used in investing
  activities for capital
  expenditures ....................           --        (6,330)       (2,163)           --          (8,493)
                                     -----------   -----------   -----------   -----------     -----------
Cash flows provided by (used in)
  financing activities:
    Equity proceeds ...............           42            --            --            --              42
    Repayment of long-term
      obligations .................      (10,504)         (307)           --            --         (10,811)
                                     -----------   -----------   -----------   -----------     -----------
Net cash provided by (used in)
  financing activities ............      (10,462)         (307)           --            --         (10,769)
                                     -----------   -----------   -----------   -----------     -----------

Net change in cash and cash
  equivalents .....................  $        --   $     2,280   $       132   $        --     $     2,412
                                     ===========   ===========   ===========   ===========     ===========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis includes the results of operations for the three months ended March 31, 2000, compared to the three months ended March 31, 1999.

On December 29, 1999, the Company acquired (the "Forissier Group Acquisition") the business of a group of three French wire and cable manufacturers (collectively, the "Forissier Group"). Included in the three months ended March 31, 2000, are the results of operations of the Forissier Group.

On March 29, 2000, the Company consummated the sale of its Wire Harness Segment to Viasystems International, Inc. ("Viasystems") for $210.0 million in cash (the "Wire Harness Sale"). The Company and Viasystems are commonly controlled by affiliates of Hicks, Muse, Tate and Furst Incorporated. As such, the Company has accounted for the Wire Harness Sale on a basis consistent with the accounting for a transfer of assets between commonly owned entities. The excess of (1) the proceeds over (2) the net book value of the assets disposed plus the related expenses, approximately $1.5 million, and estimated taxes of $7.0 million; has been recorded as a contribution of capital. The results of operations of the Wire Harness Segment have been reclassified to discontinued operations for all periods presented. The purchase price was determined by senior management of both companies. In addition, each of the boards of directors received opinions from nationally recognized financial advisors that the purchase price was fair, from a financial point of view, to each of the respective parties. In connection with the Wire Harness Sale, the Company entered into a supply agreement to supply substantially all of the Wire Harness Segment's insulated wire requirements through 2003, which is a continuation of existing practice.

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


RESULTS OF OPERATIONS

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

Net sales for the three months ended March 31, 2000 were $144.6 million, representing a $26.3 million, or 22.2%, increase over the first quarter of 1999. The increase in sales resulted from higher sales volume to customers in the general industrial, electronics/data communications and automotive industries, incremental sales from the Forissier Group Acquisition and an increase in the average selling price of copper. Partially offsetting these factors were lower sales to customers who supplying the appliance industry from slower industry growth and customers' inventory reductions. In general, the Company prices its wire products based upon a spread over the cost of copper, which results in a increased dollar value of sales when copper costs increase. The average price of copper based upon the New York Mercantile Exchange, Inc. ("COMEX") increased to $0.82 per pound during the three months ended March 31, 2000 from $0.64 per pound during the three months ended March 31, 1999.

Cost of goods sold as a percentage of sales increased to 74.1% for the three months ended March 31, 2000, from 72.4% for the three months ended March 31, 1999. This change was due primarily to the increased cost and selling price of copper. Cost reductions achieved from improved operating efficiencies and a favorable shift in product mix partially offset the impact of higher copper prices.

Selling, general and administrative expenses increased $1.6 million to $12.4 million for the three months ended March 31, 2000, compared to $10.8 million for the same period in 1999 due to the additional costs related to the Forissier Group operations and incremental costs from higher unit volume.

Depreciation and amortization was $9.1 million for the three months ended March 31, 2000, compared to $8.4 million for the same period in 1999. The increase of $0.7 million was primarily the result of depreciation of property, plant and equipment additions and amortization of goodwill related to the Forissier Group Acquisition.

Income from discontinued operations was $3.6 million for the three months ended March 31, 2000, compared to $2.5 million for the three months ended March 31, 1999. This increase was due primarily to a one-time charge related to a change in accounting principle in 1999. There was no such charge in the first quarter of 2000.

Effective January 1, 1999, the Company adopted Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities," which requires costs of start-up activities and organization costs to be expensed as incurred. In the quarter ended March 31, 1999, the Company had a charge of $1.4 million related to the cumulative effect of this change in accounting principle. There was no such charge in the first quarter of 2000.

In connection with Wire Harness Sale, the Company utilized the majority of the proceeds to pay down outstanding debt on the Company's senior bank facility. Accordingly, the Company recognized a one-time charge of $4.8 million related to the write-off of deferred fees associated with the redeemed bank debt. There was no such charge in the first quarter of 1999.


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

Net cash provided by (used in) operating activities for the quarter ended March 31, 2000 was ($5.5) million, compared to $21.7 million for the three months ended March 31, 1999. This decrease was primarily due to fluctuations in working capital requirements, primarily inventory and accounts payable levels, from the previous year end to March 31 of each respective year.

Net cash used in investing activities, representing capital expenditures, was $5.2 million for the three months ended March 31, 2000, compared to $8.5 million for the three months ended March 31, 1999.

Net cash provided by (used in) financing activities was $9.5 million for the three months ended March 31, 2000, compared to ($10.8) million for the same period in 1999. In March 2000, the Company generated $208.5 million in proceeds from the sale of the Wire Harness Segment, net of transaction costs of approximately $1.5 million. The Company applied substantially all of the net proceeds from this sale for repayment of outstanding obligations under the Company's Amended and Restated Credit Agreement.

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

INTEREST RATE RISK

With the sale of the Wire Harness Segment and the subsequent repayment of debt outstanding under the Company's Amended and Restated Credit Agreement, the Company has reduced its exposure to fluctuations in interest rates. At March 31, 2000, approximately $18.5 million of the Company's long-term debt, specifically, borrowings outstanding under the Company's Amended and Restated Credit Agreement and the Company's borrowings related to Industrial Revenue Bonds, bears interest at variable rates.

FOREIGN CURRENCY RISK

The Company has foreign operations in the Philippines, Italy and France. Accordingly, the Company has some transactions that are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies.

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

PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

27.1  --  Financial Data Schedule

(b)      Reports on Form 8-K
         The Company filed a Report on Form 8-K on April 13, 2000 related to the sale of the Wire Harness Segment.

                                   SIGNATURES




Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                      INTERNATIONAL WIRE GROUP, INC.


Dated:  May 15, 2000                  By   : /s/ DAVID M. SINDELAR
                                             ---------------------
                                      Name : David M. Sindelar
                                      Title: Senior Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer)


                                      By   : /s/ GLENN J. HOLLER
                                             -------------------
                                      Name : Glenn J. Holler
                                      Title: Vice President - Finance
                                             (Chief Accounting Officer)

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER              DESCRIPTION
------              -----------

27.1  --  Financial Data Schedule