Form 10-Q
period 2000-06-30
INTERNATIONAL WIRE GROUP INC
filed 2000-08-14
CIK 947429

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q
(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 2000
                               ------------------------------------------------
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

                               YES [X]     NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


                                                         Outstanding at
           Class                                          July 31, 2000
----------------------------                              -------------
  Common Stock                                                1,000

                         INTERNATIONAL WIRE GROUP, INC.




                                      INDEX


PART I - FINANCIAL INFORMATION                                                                    Page
                                                                                                  ----
  International Wire Group, Inc.
      Consolidated Balance Sheets as of June 30, 2000 and December 31,
           1999 ...............................................................................      3
      Consolidated Statements of Operations for the three months and six
           months ended June 30, 2000 and 1999.................................................      4
      Consolidated Statements of Cash Flows for the six months ended
            June 30, 2000 and 1999 ............................................................      5
      Notes to Consolidated Financial Statements...............................................      6
      Management's Discussion and Analysis of Financial Condition and
           Results of Operations...............................................................
                                                                                                    17
      Quantitative and Qualitative Disclosure About Market Risk................................     21

PART II - OTHER INFORMATION....................................................................     22

SIGNATURES.....................................................................................     23

                         INTERNATIONAL WIRE GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                  June 30,     December 31,
                                                                 ---------     ------------
                                                                   2000           1999
                                                                 ---------      ---------
ASSETS                                                          (Unaudited)
Current assets:
  Cash and cash equivalents ................................     $  12,579      $   7,425
  Accounts receivable, less allowance of $2,032
    and $2,879, respectively ...............................       100,581        101,310
  Inventories ..............................................        69,684         92,142
  Prepaid expenses and other ...............................         9,159         12,223
  Deferred income taxes ....................................        12,866         15,436
                                                                 ---------      ---------
    Total current assets ...................................       204,869        228,536
Property, plant and equipment, net .........................       159,329        184,660
Deferred financing costs, net ..............................         6,563         14,011
Intangible assets, net .....................................       201,023        243,627
Other assets ...............................................         2,800          7,273
                                                                 ---------      ---------
    Total assets ...........................................     $ 574,584      $ 678,107
                                                                 =========      =========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities:
  Current maturities of long-term obligations ..............     $   2,088      $   9,606
  Accounts payable .........................................        42,022         48,655
  Accrued and other liabilities ............................        12,927         22,654
  Accrued payroll and payroll related items ................         6,599         12,858
  Customers' deposits ......................................        20,515         20,987
  Accrued interest .........................................         2,998          4,041
                                                                 ---------      ---------
    Total current liabilities ..............................        87,149        118,801
Long-term obligations, less current maturities .............       334,602        526,338
Deferred income taxes ......................................        16,311         21,772
Other long-term liabilities ................................        28,801         30,926
                                                                 ---------      ---------
    Total liabilities ......................................       466,863        697,837
Stockholder's equity (deficit):
  Common stock, $.01 par value, 1,000 shares
    authorized, issued and outstanding .....................             0              0
  Contributed capital ......................................       246,578        124,751
  Carryover of predecessor basis ...........................       (67,762)       (67,762)
  Accumulated deficit ......................................       (71,095)       (76,719)
                                                                 ---------      ---------
    Total stockholder's equity (deficit) ...................       107,721        (19,730)
                                                                 ---------      ---------
    Total liabilities and stockholder's equity (deficit) ...     $ 574,584      $ 678,107
                                                                 =========      =========


        See accompanying notes to the consolidated financial statements.

                         INTERNATIONAL WIRE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)
                                   (Unaudited)



                                                         Three Months                 Six Months
                                                        Ended June 30,              Ended June 30,
                                                  ------------------------      ------------------------
                                                    2000           1999           2000           1999
                                                  ---------      ---------      ---------      ---------
Net sales ...................................     $ 145,509      $ 124,040      $ 290,122      $ 242,385
Operating expenses:
  Cost of goods sold ........................       106,953         88,743        214,143        174,467
  Selling, general and
   administrative expenses ..................        12,294         10,732         24,709         21,517
  Depreciation and
   amortization .............................         9,174          8,557         18,282         16,933
                                                  ---------      ---------      ---------      ---------
Operating income ............................        17,088         16,008         32,988         29,468
Other income (expense):
  Interest expense ..........................        (9,190)       (10,557)       (22,241)       (23,019)
  Amortization of deferred
   financing costs ..........................          (410)          (631)        (1,211)        (1,264)
                                                  ---------      ---------      ---------      ---------
Income from continuing
  operations before income
  tax provision, cumulative effect
  of change in accounting principle and
  extraordinary item ........................         7,488          4,820          9,536          5,185
Income tax provision ........................         3,244          2,126          4,799          2,397
                                                  ---------      ---------      ---------      ---------
Income from continuing
  operations before
  cumulative effect of change
  in accounting principle and
  extraordinary item ........................         4,244          2,694          4,737          2,788
Income from discontinued
  operations, net of income taxes
  of $1,598 for the six months June
  30, 2000 and $1,673 and $3,248
  for the three and six months ended
  June 30, 1999, respectively ...............            --          2,551          3,634          5,006
                                                  ---------      ---------      ---------      ---------
Income before cumulative effect of
  change in accounting principle
  and extraordinary item ....................         4,244          5,245          8,371          7,794
Cumulative effect of change in
  accounting for start-up costs,
  net of tax benefit of $592 ................            --             --             --           (818)
                                                  ---------      ---------      ---------      ---------
Income before extraordinary item ............         4,244          5,245          8,371          6,976
Extraordinary item - loss related
  to early extinguishment of debt,
  net of tax benefit of $2,073 ..............            --             --         (2,747)            --
                                                  ---------      ---------      ---------      ---------
Net income ..................................     $   4,244      $   5,245      $   5,624      $   6,976
                                                  =========      =========      =========      =========


        See accompanying notes to the consolidated financial statements.

                         INTERNATIONAL WIRE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                             Six Months
                                                                           Ended June 30,
                                                                      ------------------------
                                                                        2000           1999
                                                                      ------------------------
Cash flows provided by (used in) operating activities:
  Net income ....................................................     $   5,624      $   6,976
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
    Depreciation and amortization ...............................        19,493         18,197
    Income from discontinued operations .........................        (5,232)        (8,254)
    Cumulative effect of change in accounting
     for start-up costs .........................................            --          1,410
    Extraordinary item ..........................................         4,820             --
    Change in assets and liabilities of
     continuing operations:
      Accounts receivable .......................................       (12,607)        (4,953)
      Inventories ...............................................         2,151         14,360
      Other assets ..............................................          (327)          (997)
      Accounts payable ..........................................        (5,380)         5,974
      Accrued and other liabilities .............................         2,560         (4,808)
      Accrued interest ..........................................        (1,043)           842
      Other long-term liabilities ...............................        (4,617)        (2,316)
                                                                      ---------      ---------
  Net cash provided by (used in) continuing
    operations ..................................................         5,442         26,431
  Net cash provided by (used in) discontinued
    operations ..................................................          (430)         6,298
                                                                      ---------      ---------
Net cash provided by (used in) operating
  activities ....................................................         5,872         32,729
                                                                      ---------      ---------
Cash flows used in investing activities:
  Capital expenditures of continuing
   operations ...................................................        (8,539)        (9,934)
  Capital expenditures of discontinued
    operations ..................................................          (982)        (6,574)
                                                                      ---------      ---------
Net cash used in investing activities ...........................        (9,521)       (16,508)
                                                                      ---------      ---------
Cash flows provided by (used in) financing
  activities:
  Equity proceeds ...............................................            --             42
  Repurchase stock of Holding ...................................            --           (228)
  Repayment of long-term obligations ............................      (198,998)        (3,387)
  Repayment on revolver (net) ...................................            --         (9,000)
  Financing fees and other ......................................          (699)            --
  Net proceeds from sale of Wire Harness
    business ....................................................       208,500             --
                                                                      ---------      ---------
Net cash provided by (used in) financing
  activities ....................................................         8,803        (12,573)
                                                                      ---------      ---------
Net change in cash and cash equivalents .........................         5,154          3,648
Cash at beginning of the period .................................         7,425             --
                                                                      ---------      ---------
Cash at end of the period .......................................     $  12,579      $   3,648
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

                         INTERNATIONAL WIRE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)
                                   (Unaudited)

1.       Basis of Presentation

         Unaudited Interim Consolidated Financial Statements

         The unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of International Wire Group, Inc. (the "Company"). The results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for a full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999. Also see Note 2 - Discontinued Operations and Contributed Capital.


2.       Discontinued Operations and Contributed Capital

         On March 29, 2000, the Company consummated the sale of its Wire Harness business to Viasystems International, Inc. ("Viasystems") for $210,000 in cash (the "Wire Harness Sale"). The Company and Viasystems are commonly controlled by affiliates of Hicks, Muse, Tate and Furst Incorporated. As such, the Company has accounted for the Wire Harness Sale on a basis consistent with the accounting for a transfer of assets between commonly owned entities. The Company has recorded an addition to contributed capital related to the transaction of $121,713, which represents the excess of the proceeds over the net book value of the assets disposed plus the related expenses, approximately $1,500, and estimated taxes of $7,000. The results of operations of the Wire Harness business have been reclassified to discontinued operations for all periods presented.

         The purchase price was determined by senior management of both companies. In addition, each of the boards of directors received opinions from nationally recognized financial advisors that the purchase price was fair, from a financial point of view, to each of the respective parties. In connection with the Wire Harness Sale, the Company entered into a supply agreement to supply substantially all of the Wire Harness business' insulated wire requirements through 2003, which is a continuation of existing practice. In connection with the Wire Harness Sale, the Company agreed to indemnify Viasystems for certain claims and litigation including any current or future claims related to the case titled Whirlpool Corporation v. Wirekraft Industries, Inc., certain product liability claims, as described in the purchase agreement, and any current or future liabilities associated with the Internal Revenue Service examination of the U.S. income tax return of Kirtland Indiana, Limited Partnership for the tax period ended December 21, 1992. The Company believes that final resolution of these matters will not have a material adverse effect on the Company and that adequate amounts of reserves have been established.

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

4.       Inventories

         The composition of inventories at June 30, 2000 and December 31, 1999 is as follows:


                                                     June 30,   December 31,
                                                       2000        1999
                                                     --------   ------------
         Raw materials ..........................     $14,572     $30,723
         Work-in-process ........................      29,689      19,168
         Finished goods .........................      25,423      42,251
                                                      -------     -------
          Total .................................     $69,684     $92,142
                                                      =======     =======

         The carrying value of inventories on a last-in, first-out basis, at June 30, 2000 and December 31, 1999, approximate their current cost.


5.       Property, Plant and Equipment

         The composition of property, plant and equipment at June 30, 2000 and December 31, 1999 is as follows:



                                                       June 30,     December 31,
                                                         2000          1999
                                                      ---------     -----------
         Land ...................................     $   3,633      $   3,759
         Buildings and improvements .............        56,826         51,367
         Machinery and equipment ................       234,345        270,892
         Construction in progress ...............         4,069          2,824
                                                      ---------      ---------
                                                        298,873        328,842
         Less accumulated depreciation ..........      (139,544)      (144,182)
                                                      ---------      ---------
                                                      $ 159,329      $ 184,660
                                                      =========      =========


6.       Long-Term Obligations

         The composition of long-term obligations at June 30, 2000 and December 31, 1999 is as follows:


                                                                June 30,   December 31,
                                                                  2000         1999
                                                                --------   ------------
         Amended and Restated Credit Agreement:
           Revolving credit facility ......................     $     --     $     --
           Term facility ..................................        2,955      200,500
         Senior Subordinated Notes ........................      150,000      150,000
         Series B Senior Subordinated Notes ...............      150,000      150,000
         Series B Senior Subordinated Notes Premium .......        9,269        9,979
         Industrial revenue bonds .........................       15,500       15,500
         Other ............................................        8,966        9,965
                                                                --------     --------
                                                                 336,690      535,944
         Less, current maturities .........................        2,088        9,606
                                                                --------     --------
                                                                $334,602     $526,338
                                                                ========     ========


         The schedule of principal payments for long-term obligations, excluding premium, at June 30, 2000 is as follows:



         2000 ......................... $  2,088
         2001 .........................    2,114
         2002 .........................    1,385
         2003 .........................      114
         2004 .........................      125
         Thereafter ...................  321,595
                                        --------
         Total ........................ $327,421
                                        ========

         In connection with the Wire Harness Sale, the Company repaid all of the outstanding borrowing on the Term A1 Loan and Term B Loan of the Amended and Restated Credit Agreement dated June 17, 1997, as amended (the "Credit Agreement"). Additionally, the Company repaid a portion of the Term A Loan. As of June 30, 2000, the Credit Agreement provides senior secured financing under the Term A Loan of up to $2,955 (the "Term Facility") and a $75,000 revolving loan and letter of credit facility (the "Revolver"). Mandatory principal payments of the Term Facility are due in quarterly installments. The final installment is due September 30, 2002, at which time the Revolver is also due.

         Borrowings under the Term A Loan and Revolver bear interest, at the option of the Company, at a rate per annum equal to (a) the Alternate Base Rate (as defined in the Credit Agreement) plus an applicable margin as defined in the Credit Agreement; or (b) the Eurodollar Rate (as defined in the Credit Agreement) plus an applicable margin as defined in the Credit Agreement. The Alternate Base Rate and Eurodollar Rate margins are established quarterly based on a formula as defined in the Credit Agreement. Interest payment dates vary depending on the interest rate option to which the Term Facility and the Revolver are tied, but generally interest is payable quarterly. The Credit Agreement contains several financial covenants which, among other things, require the Company to maintain certain financial ratios and restrict the Company's ability to incur indebtedness, make capital expenditures and pay dividends.

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


7.       Business Segment Information

         The Company operates its business as one business segment.


8.       Guarantor Subsidiaries

         The Senior Notes are fully and unconditionally (as well as jointly and severally) guaranteed on an unsecured, senior subordinated basis by each subsidiary of the Company (the "Guarantor Subsidiaries") other than IWG-Philippines, Inc., IWG International, Inc., Italtrecce-Societa Italiana Trecce & Affini S.r.l., International Wire SAS, JYM Finance, S.A., Tresse Metalique J. Forissier, S.A., Cablerie E. Charbonnet, S.A., Forissier Connectique, S.A., Hermitec, S.A. and Fressynet, S.A. (the "Non-Guarantor Subsidiaries"). Each of the Guarantor Subsidiaries and Non-Guarantor Subsidiaries is wholly owned by the Company.

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

                         INTERNATIONAL WIRE GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


                                                                             TOTAL
                                                              TOTAL           NON-
                                              COMPANY       GUARANTOR      GUARANTOR   ELIMINATIONS       TOTAL
                                             ---------      ---------      ---------   ------------     ---------
BALANCE SHEET
    AS OF JUNE 30, 2000

ASSETS
    Cash and cash equivalents ..........     $      --      $   9,924      $   2,655     $      --      $  12,579
    Accounts receivable ................            --         87,085         13,496            --        100,581
    Inventories ........................            --         60,702          8,982            --         69,684
    Other assets .......................            --         20,939          1,086            --         22,025
                                             ---------      ---------      ---------     ---------      ---------
           Total current assets ........            --        178,650         26,219            --        204,869
    Property, plant and equipment,
      net ..............................            --        137,507         21,822            --        159,329
    Investment in subsidiaries .........       628,870             --             --      (628,870)            --
    Intangibles and other assets .......         9,543        190,945          9,898            --        210,386
                                             ---------      ---------      ---------     ---------      ---------
           Total assets ................     $ 638,413      $ 507,102      $  57,939     $(628,870)     $ 574,584
                                             =========      =========      =========     =========      =========

LIABILITIES AND STOCKHOLDER'S
    EQUITY

    Current liabilities ................     $   3,680      $  72,291      $  11,178     $      --      $  87,149
    Long-term obligations, less
      current maturities ...............       316,542         18,060             --            --        334,602
    Other long-term liabilities ........            --         43,906          1,206            --         45,112
    Intercompany (receivable)
      payable ..........................       142,708       (174,101)        31,393            --             --
                                             ---------      ---------      ---------     ---------      ---------
           Total liabilities ...........       462,930        (39,844)        43,777            --        466,863
    Stockholder's equity:
      Common stock .....................             0              0              0             0              0
      Contributed capital ..............       246,578        497,571         10,855      (508,426)       246,578
      Carryover of predecessor basis
                                                    --        (67,762)            --            --        (67,762)
      Retained earnings
         (accumulated deficit) .........       (71,095)       117,137          3,307      (120,444)       (71,095)
                                             ---------      ---------      ---------     ---------      ---------
           Total stockholder's
             equity ....................       175,483        546,946         14,162      (628,870)       107,721
                                             ---------      ---------      ---------     ---------      ---------
           Total liabilities and
             stockholder's equity ......     $ 638,413      $ 507,102      $  57,939     $(628,870)     $ 574,584
                                             =========      =========      =========     =========      =========

                         INTERNATIONAL WIRE GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


                                                                                 TOTAL
                                                                   TOTAL          NON-
                                                   COMPANY       GUARANTOR      GUARANTOR   ELIMINATIONS       TOTAL
                                                  ---------      ---------      ---------   ------------     ---------
BALANCE SHEET
    AS OF DECEMBER 31, 1999

ASSETS
    Cash and cash equivalents ...............     $      --      $   7,131      $     294     $      --      $   7,425
    Accounts receivable .....................            --         84,278         17,284          (252)       101,310
    Inventories .............................            --         83,593          8,549            --         92,142
    Other assets ............................            --         24,456          3,203            --         27,659
                                                  ---------      ---------      ---------     ---------      ---------
       Total current assets .................            --        199,458         29,330          (252)       228,536
    Property, plant and equipment,
      net ...................................            --        149,212         35,448            --        184,660
    Intangible assets, net ..................        18,484        229,358          9,796            --        257,638
    Investment in subsidiaries ..............       736,090             --             --      (736,090)            --
    Other assets ............................            --          3,147          4,126            --          7,273
                                                  ---------      ---------      ---------     ---------      ---------
       Total assets .........................     $ 754,574      $ 581,175      $  78,700     $(736,342)     $ 678,107
                                                  =========      =========      =========     =========      =========

LIABILITIES AND STOCKHOLDER'S
    EQUITY (DEFICIT)

    Current liabilities .....................     $  11,674      $  92,255      $  15,124     $    (252)     $ 118,801
    Long-term obligations, less
      current maturities ....................       507,479         18,859             --            --        526,338
    Other long-term liabilities .............            --         51,849            849            --         52,698
    Intercompany (receivable)
      payable ...............................       187,389       (231,846)        44,457            --             --
                                                  ---------      ---------      ---------     ---------      ---------
         Total liabilities ..................       706,542        (68,883)        60,430          (252)       697,837
    Stockholder's equity
      (deficit):
     Common stock ...........................             0              0              0             0              0
     Contributed capital ....................       124,751        572,012         10,867      (582,879)       124,751
     Carryover of predecessor
       basis ................................            --        (67,762)            --            --        (67,762)
     Retained earnings
       (accumulated deficit) ................       (76,719)       145,808          7,403      (153,211)       (76,719)
                                                  ---------      ---------      ---------     ---------      ---------
         Total stockholder's equity
           (deficit) ........................        48,032        650,058         18,270      (736,090)       (19,730)
                                                  ---------      ---------      ---------     ---------      ---------
         Total liabilities and
           stockholder's equity
           (deficit) ........................     $ 754,574      $ 581,175      $  78,700     $(736,342)     $ 678,107
                                                  =========      =========      =========     =========      =========

                         INTERNATIONAL WIRE GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


                                                                             TOTAL
                                                              TOTAL           NON-
                                              COMPANY       GUARANTOR      GUARANTOR     ELIMINATIONS      TOTAL
                                             ---------      ---------      ---------     ------------    ---------
STATEMENT OF OPERATIONS
  FOR THE THREE MONTHS ENDED
  JUNE 30, 2000

Net sales ..............................     $      --      $ 130,170      $  15,339      $      --      $ 145,509

Operating expenses:
    Cost of goods sold .................            --         95,727         11,226             --        106,953
    Selling, general and
      administrative expenses ..........            --         11,246          1,048             --         12,294
    Depreciation and amortization ......         1,163          7,004          1,007             --          9,174
                                             ---------      ---------      ---------      ---------      ---------
Operating income .......................        (1,163)        16,193          2,058             --         17,088

Other income (expense):
    Interest expense ...................        (9,017)          (187)          (360)            --         (9,190)
    Amortization of deferred
      financing costs ..................          (410)            --             --             --           (410)
    Equity in net income of
      subsidiaries .....................        14,834             --             --        (14,834)            --
                                             ---------      ---------      ---------      ---------      ---------
Income before income tax
    provision ..........................         4,244         16,380          1,698        (14,834)         7,488
Income tax provision ...................            --          2,998            246             --          3,244
                                             ---------      ---------      ---------      ---------      ---------

Net income .............................     $   4,244      $  13,382      $   1,452      $ (14,834)     $   4,244
                                             =========      =========      =========      =========      =========

                         INTERNATIONAL WIRE GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


                                                                             TOTAL
                                                              TOTAL           NON-
                                              COMPANY       GUARANTOR      GUARANTOR     ELIMINATIONS      TOTAL
                                             ---------      ---------      ---------     ------------    ---------
STATEMENT OF OPERATIONS
  FOR THE SIX MONTHS ENDED
  JUNE 30, 2000

Net sales ..............................     $      --      $ 259,023      $  31,099      $      --      $ 290,122

Operating expenses:
    Cost of goods sold .................            --        192,007         22,136             --        214,143
    Selling, general and
      administrative expenses ..........            --         22,538          2,171             --         24,709
    Depreciation and amortization ......         1,319         14,918          2,045             --         18,282
                                             ---------      ---------      ---------      ---------      ---------
Operating income .......................        (1,319)        29,560          4,747             --         32,988

Other income (expense):
    Interest expense ...................       (21,780)            (2)          (459)            --        (22,241)
    Amortization of deferred
      financing costs ..................        (1,211)            --             --             --         (1,211)
    Equity in net income of
      subsidiaries .....................        32,681             --             --        (32,681)            --
                                             ---------      ---------      ---------      ---------      ---------
Income from continuing operations
    before income tax provision
    and extraordinary item .............         8,371         29,558          4,288        (32,681)         9,536
Income tax provision ...................            --          4,169            630             --          4,799
                                             ---------      ---------      ---------      ---------      ---------
Income from continuing operations
    before extraordinary item ..........         8,371         25,389          3,658        (32,681)         4,737
Income from discontinued
    operations, net of taxes of
    $1,598 .............................            --          2,288          1,346             --          3,634
                                             ---------      ---------      ---------      ---------      ---------
Income before extraordinary
    item ...............................         8,371         27,677          5,004        (32,681)         8,371
Extraordinary item - loss
    related to early
    extinguishment if debt,
    net if taxes if $2,073 .............        (2,747)            --             --             --         (2,747)
                                             ---------      ---------      ---------      ---------      ---------

Net income .............................     $   5,624      $  27,677      $   5,004      $ (32,681)     $   5,624
                                             =========      =========      =========      =========      =========

                         INTERNATIONAL WIRE GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)



                                                                       TOTAL            TOTAL
                                                       COMPANY       GUARANTOR      NON-GUARANTOR     ELIMINATIONS        TOTAL
                                                     ------------- --------------- --------------- ------------------ -------------
STATEMENT OF OPERATIONS
  FOR THE THREE MONTHS ENDED
  June 30, 1999


Net sales ........................................    $      --      $ 119,919      $   4,121         $      --         $ 124,040

Operating expenses:
    Cost of goods sold ...........................           --         85,304          3,439                --            88,743
    Selling, general and
      administrative expenses ....................           --         10,626            106                --            10,732
    Depreciation and amortization ................          156          7,729            672                --             8,557
                                                      ---------      ---------      ---------         ---------         ---------
Operating income .................................         (156)        16,260            (96)               --            16,008

Other income (expense):
    Interest expense .............................      (10,289)          (268)            --                --           (10,557)
    Amortization of deferred
      financing costs ............................         (631)            --             --                --              (631)
    Equity in net income
      (loss) of subsidiaries .....................       16,321             --             --           (16,321)               --
                                                      ---------      ---------      ---------         ---------         ---------
Income (loss) from continuing
    operations before income tax provision and
    cumulative effect of change in accounting
    principle ....................................        5,245         15,992            (96)          (16,321)            4,820
Income tax provision .............................           --          2,166            (40)               --             2,126
                                                      ---------      ---------      ---------         ---------         ---------
Income (loss) from continuing
    operations ...................................        5,245         13,826            (56)          (16,321)            2,694
Income (loss) from discontinued
    operations, net of taxes of $1,673 ...........           --         (4,356)         6,907                --             2,551
                                                      ---------      ---------      ---------         ---------         ---------

Net income .......................................    $   5,245      $   9,470      $   6,851         $ (16,321)        $   5,245
                                                      =========      =========      =========         =========         =========


                         INTERNATIONAL WIRE GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


                                                                             TOTAL
                                                              TOTAL          NON-
                                              COMPANY       GUARANTOR      GUARANTOR    ELIMINATIONS       TOTAL
                                             ---------      ---------      ---------    ------------     ---------
STATEMENT OF OPERATIONS
  FOR THE SIX MONTHS ENDED
  June 30, 1999

Net sales ..............................     $      --      $ 233,424      $   8,961      $      --      $ 242,385

Operating expenses:
    Cost of goods sold .................            --        167,116          7,351             --        174,467
    Selling, general and
      administrative expenses ..........            --         21,246            271             --         21,517
    Depreciation and amortization ......           312         14,559          2,062             --         16,933
                                             ---------      ---------      ---------      ---------      ---------
Operating income .......................          (312)        30,503           (723)            --         29,468

Other income (expense):
    Interest expense ...................       (22,495)          (524)            --             --        (23,019)
    Amortization of deferred
      financing costs ..................        (1,264)            --             --             --         (1,264)
    Equity in net income of
      subsidiaries .....................        31,047             --             --        (31,047)            --
                                             ---------      ---------      ---------      ---------      ---------
Income from continuing operations
    before income tax provision
    and cumulative effect of
    change in accounting
    principle ..........................         6,976         29,979           (723)       (31,047)         5,185
Income tax provision ...................            --          2,325             72             --          2,397
                                             ---------      ---------      ---------      ---------      ---------
Income (loss) from continuing
    operations before cumulative
    effect of change in accounting
    principle ..........................         6,976         27,654           (795)       (31,047)         2,788
Income (loss) from discontinued
    operations, net of taxes of
    $3,248 .............................            --         (2,620)         7,626             --          5,006
                                             ---------      ---------      ---------      ---------      ---------
Income before cumulative effect
    of change in accounting
    principle ..........................         6,976         25,034          6,831        (31,047)         7,794
Cumulative effect of change in
    accounting for start-up costs,
    net of tax benefit of $592 .........            --           (818)            --             --           (818)
                                             ---------      ---------      ---------      ---------      ---------

Net income .............................     $   6,976      $  24,216      $   6,831      $ (31,047)     $   6,976
                                             =========      =========      =========      =========      =========

                         INTERNATIONAL WIRE GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


                                                                                       TOTAL
                                                                        TOTAL           NON-
                                                     COMPANY          GUARANTOR      GUARANTOR       ELIMINATIONS       TOTAL
                                                   ------------      -----------    -----------      -----------     ------------
STATEMENT OF CASH FLOWS
  FOR THE SIX MONTHS ENDED
  JUNE 30, 2000

Net cash provided by (used
  in) operating activities .....................   $     (9,491)     $    11,193    $     4,170      $        --     $      5,872
                                                   ------------      -----------    -----------      -----------     ------------
Cash flows used in investing
  activities for capital
  expenditures .................................             --           (7,712)        (1,809)              --           (9,521)
                                                   ------------      -----------    -----------      -----------     ------------
Cash flows provided by (used in) financing
  activities:
    Repayment of long-term
      obligations ..............................       (198,310)            (688)            --               --         (198,998)
    Financing fees and other ...................           (699)              --             --               --             (699)
    Net proceeds from sale of
      Wire Harness business ....................        208,500               --             --               --          208,500
                                                   ------------      -----------    -----------      -----------     ------------
Net cash provided by (used in) financing
   activities ..................................          9,491             (688)            --               --            8,803
                                                   ------------      -----------    -----------      -----------     ------------

Net change in cash and cash  equivalents .......   $         --      $     2,793    $     2,361      $        --     $      5,154
                                                   ============      ===========    ===========      ===========     ============





                                                                                       TOTAL
                                                                        TOTAL           NON-
                                                     COMPANY          GUARANTOR      GUARANTOR       ELIMINATIONS       TOTAL
                                                   ------------      -----------    -----------      -----------     ------------
STATEMENT OF CASH FLOWS
  FOR THE SIX MONTHS ENDED
  JUNE 30, 1999

Net cash from operating activities ............     $    12,199      $     16,025    $     4,505      $        --     $    32,729
                                                    -----------      ------------    -----------      -----------     -----------
Cash flows used in investing
  activities for capital
  expenditures ................................              --           (12,072)        (4,436)              --         (16,508)
                                                    -----------      ------------    -----------      -----------     -----------
Cash flows provided by (used in) financing
  activities:
    Equity proceeds ...........................              42                --             --               --              42
    Repurchase of stock of
      Holding .................................            (228)               --             --               --            (228)
    Repayment of long-term
      obligations .............................         (12,013)             (307)           (63)              --         (12,387)
                                                    -----------      ------------    -----------      -----------     -----------
Net cash provided by (used in) financing
  activities ..................................         (12,199)             (307)            --               --         (12,573)
                                                    -----------      ------------    -----------      -----------     -----------

Net change in cash and cash equivalents .......     $        --      $      3,646    $         2      $        --     $     3,648
                                                    ===========      ============    ===========      ===========     ===========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis includes the results of operations for the three and six months ended June 30, 2000, compared to the three and six months ended June 30, 1999.

On December 29, 1999, the Company acquired (the "Forissier Group Acquisition") the business of a group of three French wire and cable manufacturers (collectively, the "Forissier Group"). Included in the three and six months ended June 30, 2000, are the results of operations of the Forissier Group.

On March 29, 2000, the Company consummated the sale of its Wire Harness business to Viasystems International, Inc. ("Viasystems") for $210.0 million in cash (the "Wire Harness Sale"). The Company and Viasystems are commonly controlled by affiliates of Hicks, Muse, Tate and Furst Incorporated. As such, the Company has accounted for the Wire Harness Sale on a basis consistent with the accounting for a transfer of assets between commonly owned entities. The Company has recorded an addition to contributed capital related to the transaction of $121.7 million which represents the excess of the proceeds over the net book value of the assets disposed plus the related expenses, approximately $1.5 million, and estimated taxes of $7.0 million. The results of operations of the Wire Harness business have been reclassified to discontinued operations for all periods presented. The purchase price was determined by senior management of both companies. In addition, each of the boards of directors received opinions from nationally recognized financial advisors that the purchase price was fair, from a financial point of view, to each of the respective parties. In connection with the Wire Harness Sale, the Company entered into a supply agreement to supply substantially all of the Wire Harness business' insulated wire requirements through 2003, which is a continuation of existing practice.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

Net sales for the quarter were $145.5 million, an increase of $21.5 million, or 17.3%, compared to the three months ended June 30, 1999. This increase in sales was primarily the result of increased demand in the general industrial and electronics/data communications markets, incremental sales from the Forissier Group, an increase in the average selling price of copper and a decrease in the percentage of tolled copper. In general, the Company prices its wire products based on a spread over the cost of copper, which results in an increased dollar value of sales when copper costs increase. The average price of copper based on the New York Mercantile Exchange, Inc. ("COMEX") increased to $0.80 per pound during the quarter from $0.67 per pound during the three months ended June 30, 1999.

Cost of goods sold as a percentage of sales increased to 73.5% for the three months ended June 30, 2000, from 71.5% for the three months ended June 30, 1999. This change was due primarily to the increased cost and selling price of copper and a reduction in the percent of tolled copper. These factors were partially offset by cost reductions achieved from improved operating efficiencies and a favorable shift in product mix.

Selling, general and administrative expenses increased $1.6 million to $12.3 million for the three months ended June 30, 2000, compared to $10.7 million for the same period in 1999 due to the additional costs related to the Forissier Group operations and incremental costs from higher unit volume.

Depreciation and amortization was $9.2 million for the three months ended June 30, 2000, compared to $8.6 million for the same period in 1999. The increase of $0.6 million was primarily the result of depreciation of property, plant and equipment additions and amortization of goodwill related to the Forissier Group Acquisition.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

Net sales were $290.1 million, an increase of $47.7 million, or 19.7%, in the six months ended June 30, 2000, as compared to the six months ended June 30, 1999. Year-over-year increases in unit volume to the general industrial, electronics/data communications and automotive markets were partially offset by a decrease in sales to the appliance industry in the first quarter from slowing industry growth and customers' inventory reductions. Incremental sales from the Forissier Group acquisition, higher copper prices and a lower percent of tolled copper also contributed to the increased sales. The average price for copper based on COMEX increased to $0.81 per pound during the six months ended June 30, 2000 from $0.65 per pound for the six months ended June 30, 1999.

Cost of goods sold as a percentage of sales increased to 73.8% for the six months ended June 30, 2000, from 72.0% for the six months ended June 30, 1999. This change was due primarily to the increased cost and selling price of copper and a reduction in the percentage of tolled copper. Cost reductions achieved from improved operating efficiencies and a favorable shift in product mix partially offset these factors.

Selling, general and administrative expenses increased $3.2 million to $24.7 million for the six months ended June 30, 2000, compared to $21.5 million for the same period in 1999 due to the additional costs related to the Forissier Group operations and incremental costs from higher unit volume.

Depreciation and amortization was $18.3 million for the six months ended June 30, 2000, compared to $16.9 million for the same period in 1999. The increase of $1.4 million was primarily the result of depreciation of property, plant and equipment additions and amortization of goodwill related to the Forissier Group Acquisition.

Effective January 1, 1999, the Company adopted Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities," which requires costs of start-up activities and organization costs to be expensed as incurred. In the six months ended June 30, 1999, the Company had a charge of $1.4 million related to the cumulative effect of this change in accounting principle. There was no such charge in the first six months of 2000.

In connection with Wire Harness Sale, the Company utilized the majority of the proceeds to pay down outstanding debt on the Company's senior bank facility. Accordingly, the Company recognized a one-time charge of $4.8 million related to the write-off of deferred fees associated with the repayment. There was no such charge in the first six months of 1999.

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

Net cash provided by continuing operations for the six months ended June 30, 2000 was $5.4 million, compared to $26.4 million for the six months ended June 30, 1999. This decrease was primarily due to fluctuations in working capital requirements, primarily accounts receivable, inventory and accounts payable levels, from the previous year-end to June 30 of each respective year.

Net cash used in investing activities, representing capital expenditures, was $9.5 million for the six months ended June 30, 2000, compared to $16.5 million for the six months ended June 30, 1999. Most of the decrease was due to lower capital expenditures associated with discontinued operations.

Net cash provided by (used in) financing activities was $8.8 million for the six months ended June 30, 2000, compared to ($12.6) million for the same period in 1999. In March 2000, the Company generated $208.5 million in proceeds from the sale of the Wire Harness business, net of transaction costs of approximately $1.5 million. The Company applied substantially all of the net proceeds from this sale for repayment of outstanding obligations under the Company's Amended and Restated Credit Agreement. The Company is currently negotiating with the sellers of the Forissier Group on a final settlement related to the Forissier Acquisition. Since the amount of the final settlement has not been determined, the Company has not recorded the liability and related goodwill as of June 30, 2000. The Company does not expect the final payment to have a material adverse effect on the Company's operating results or financial position.

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

INTEREST RATE RISK

With the sale of the Wire Harness business and the subsequent repayment of debt outstanding under the Company's Amended and Restated Credit Agreement, the Company has reduced its exposure to fluctuations in interest rates. At June 30, 2000, approximately $18.5 million of the Company's long-term debt, specifically, borrowings outstanding under the Company's Amended and Restated Credit Agreement and the Company's borrowings related to Industrial Revenue Bonds, bears interest at variable rates.

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

PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

         Exhibit 27.1 - Financial Data Schedule

(b)      Reports on Form 8-K

         There were no reports on Form 8-K filed during the reporting period.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                      INTERNATIONAL WIRE GROUP, INC.


Dated:  August 14, 2000               By: /s/ DAVID M. SINDELAR
                                         --------------------------------------
                                      Name : David M. Sindelar
                                      Title: Senior Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer)


                                      By: /s/ GLENN J. HOLLER
                                         --------------------------------------
                                      Name : Glenn J. Holler
                                      Title: Chief Accounting Officer

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
 27.1          Financial Data Schedule