Form 10-Q
period 2000-09-30
INTERNATIONAL WIRE GROUP INC
filed 2000-11-14
CIK 947429

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            September 30, 2000
                              --------------------------------------------------

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

                                 YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                         Outstanding at
           Class                                        October 31, 2000
     -------------------                                ----------------
  Common Stock                                                1,000

                         INTERNATIONAL WIRE GROUP, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION                                                                                        Page
                                                                                                                      ----
  International Wire Group, Inc.
      Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999 .................................       3

      Consolidated Statements of Operations for the three months and nine months ended September 30,
           2000 and 1999 .........................................................................................       4
      Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 and 1999 ................       5

      Notes to Consolidated Financial Statements .................................................................       6
      Management's Discussion and Analysis of Financial Condition and Results of Operations ......................      17

      Quantitative and Qualitative Disclosure About Market Risk ..................................................      21

PART II - OTHER INFORMATION ......................................................................................      22

SIGNATURES .......................................................................................................      23

                         INTERNATIONAL WIRE GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                September 30,  December 31,
                                                                -------------  ------------
                                                                    2000           1999
                                                                  ---------      ---------
 ASSETS                                                          (Unaudited)
Current assets:
  Cash and cash equivalents ..................................    $  25,740      $   7,425
  Accounts receivable, less allowance of $2,101
    and $2,879, respectively .................................      102,363        101,310
  Inventories ................................................       72,428         92,142
  Prepaid expenses and other .................................        8,672         12,223
  Deferred income taxes ......................................       12,866         15,436
                                                                  ---------      ---------
    Total current assets .....................................      222,069        228,536
Property, plant and equipment, net ...........................      157,508        184,660
Deferred financing costs, net ................................        6,148         14,011
Intangible assets, net .......................................      199,469        243,627
Other assets .................................................        2,895          7,273
                                                                  ---------      ---------
    Total assets .............................................    $ 588,089      $ 678,107
                                                                  =========      =========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities:
  Current maturities of long-term obligations ................    $   2,088      $   9,606
  Accounts payable ...........................................       43,648         48,655
  Accrued and other liabilities ..............................       18,299         22,654
  Accrued payroll and payroll related items ..................        8,933         12,858
  Customers' deposits ........................................       19,907         20,987
  Accrued interest ...........................................       12,446          4,041
                                                                  ---------      ---------
    Total current liabilities ................................      105,321        118,801
Long-term obligations, less current maturities ...............      333,576        526,338
Deferred income taxes ........................................       16,311         21,772
Other long-term liabilities ..................................       24,900         30,926
                                                                  ---------      ---------
    Total liabilities ........................................      480,108        697,837
Stockholder's equity (deficit):
  Common stock, $.01 par value, 1,000 shares
    authorized, issued and outstanding .......................            0              0
  Contributed capital ........................................      246,644        124,751
  Carryover of predecessor basis .............................      (67,762)       (67,762)
  Accumulated deficit ........................................      (70,901)       (76,719)
                                                                  ---------      ---------
    Total stockholder's equity (deficit) .....................      107,981        (19,730)
                                                                  ---------      ---------
    Total liabilities and stockholder's equity (deficit) .....    $ 588,089      $ 678,107
                                                                  =========      =========

        See accompanying notes to the consolidated financial statements.

                         INTERNATIONAL WIRE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)
                                   (Unaudited)

                                                           Three Months                   Nine Months
                                                        Ended September 30,           Ended September 30,
                                                     ------------------------      ------------------------
                                                       2000           1999           2000           1999
                                                     ---------      ---------      ---------      ---------
Net sales .......................................    $ 138,079      $ 116,655      $ 428,201      $ 359,040
Operating expenses:
  Cost of goods sold ............................      103,343         83,831        317,486        258,298
  Selling, general and
   administrative expenses ......................       11,028         10,173         35,737         31,690
  Depreciation and
   amortization .................................        9,416          9,008         27,698         25,941
  Unusual charge ................................          650             --            650             --
                                                     ---------      ---------      ---------      ---------
Operating income ................................       13,642         13,643         46,630         43,111
Other income (expense):
  Interest expense ..............................       (9,237)       (10,545)       (31,478)       (33,564)
  Amortization of deferred
   financing costs ..............................         (414)          (629)        (1,625)        (1,893)
                                                     ---------      ---------      ---------      ---------
Income from continuing operations
  before income tax provision, cumulative
  effect of change in accounting principle
  and extraordinary item ........................        3,991          2,469         13,527          7,654
Income tax provision ............................        1,716          1,093          6,515          3,490
                                                     ---------      ---------      ---------      ---------
Income from continuing
  operations before
  cumulative effect of change
  in accounting principle and
  extraordinary item ............................        2,275          1,376          7,012          4,164
Income (loss) from discontinued
  operations, net of income taxes of
  ($1,569) and $1,131 for the three
   months ended September 30, 2000 and
   1999, respectively and $29 and $4,379
   for the nine months ended September 30,
   2000 and 1999, respectively ..................       (2,081)         1,695          1,553          6,701
                                                     ---------      ---------      ---------      ---------
Income before cumulative effect of
  change in accounting principle
  and extraordinary item ........................          194          3,071          8,565         10,865
Cumulative effect of change in
  accounting for start-up costs,
  net of tax benefit of $592 ....................           --             --             --           (818)
                                                     ---------      ---------      ---------      ---------
Income before extraordinary item ................          194          3,071          8,565         10,047
Extraordinary item - loss related
  to early extinguishment of debt,
  net of tax benefit of $2,073 ..................           --             --         (2,747)            --
                                                     ---------      ---------      ---------      ---------
Net income ......................................    $     194      $   3,071      $   5,818      $  10,047
                                                     =========      =========      =========      =========

        See accompanying notes to the consolidated financial statements.

                         INTERNATIONAL WIRE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                         Nine Months
                                                                      Ended September 30,
                                                                    -----------------------
                                                                       2000          1999
                                                                    ---------      --------
Cash flows provided by (used in) operating activities:
  Net income ....................................................   $   5,818      $ 10,047
  Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
    Depreciation and amortization ...............................      29,323        27,834
    Income from discontinued operations .........................      (1,582)      (11,080)
    Cumulative effect of change in accounting
     for start-up costs .........................................          --         1,410
    Extraordinary items .........................................       4,820            --
    Change in assets and liabilities of
     continuing operations:
      Accounts receivable .......................................     (14,389)      (17,528)
      Inventories ...............................................        (593)        8,919
      Other assets ..............................................        (412)       (8,540)
      Accounts payable ..........................................       5,480         9,150
      Accrued and other liabilities .............................      (5,224)       (5,744)
      Accrued interest ..........................................       8,405         9,929
      Other long-term liabilities ...............................      (6,519)         (166)
                                                                    ---------      --------
  Net cash provided by continuing operations ....................      25,127        24,231
  Net cash provided by discontinued
    operations ..................................................         430        20,450
                                                                    ---------      --------
Net cash provided by operating activities .......................      25,557        44,681
                                                                    ---------      --------
Cash flows used in investing activities:
  Capital expenditures of continuing
   operations ...................................................     (14,103)      (15,889)
  Capital expenditures of discontinued
    operations ..................................................        (982)       (6,561)
                                                                    ---------      --------
Net cash used in investing activities ...........................     (15,085)      (22,450)
                                                                    ---------      --------
Cash flows provided by (used in) financing
  activities:
  Equity proceeds ...............................................          66            42
  Repurchase stock of Holding ...................................          --          (228)
  Repayment of long-term obligations ............................    (200,024)       (5,340)
  Repayment on revolver (net) ...................................          --        (9,000)
  Financing fees and other ......................................        (699)           --
  Net proceeds from sale of Wire Harness
    business ....................................................     208,500            --
                                                                    ---------      --------
Net cash provided by (used in) financing
  activities ....................................................       7,843       (14,526)
                                                                    ---------      --------
Net change in cash and cash equivalents .........................      18,315         7,705
Cash at beginning of the period .................................       7,425            --
                                                                    ---------      --------
Cash at end of the period .......................................   $  25,740      $  7,705
                                                                    =========      ========

        See accompanying notes to the consolidated financial statements.

                         INTERNATIONAL WIRE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)
                                   (Unaudited)

1.     Basis of Presentation

       Unaudited Interim Consolidated Financial Statements

       The unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of International Wire Group, Inc. (the "Company"). The results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for a full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999. Also see Note 2 - Discontinued Operations and Contributed Capital.

       Recently Issued Accounting Standards

       In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS 133, as amended by SFAS 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, with earlier application encouraged. The adoption of FAS 133 is not expected to have a material impact on the Company's consolidated financial position or results of operations.

       In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") which addresses certain criteria for revenue recognition. SAB 101, as amended by SAB 101A and SAB 101B, outlines the criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The adoption of SAB 101 is not expected to have a material impact on the Company's consolidated financial position or results of operations.

2.     Discontinued Operations and Contributed Capital

       On March 29, 2000, the Company consummated the sale of its Wire Harness business to Viasystems International, Inc. ("Viasystems") for $210,000 in cash (the "Wire Harness Sale"). The Company and Viasystems are commonly controlled by affiliates of Hicks, Muse, Tate & Furst Incorporated. As such, the Company has accounted for the Wire Harness Sale on a basis consistent with the accounting for a transfer of assets between commonly owned entities. The Company has recorded an addition to contributed capital related to the transaction of $121,713, which represents the excess of the proceeds over the net book value of the assets disposed plus the related expenses, approximately $1,500, and estimated taxes of $7,000. The results of operations of the Wire Harness business have been reclassified to discontinued operations for all periods presented.

       The purchase price was determined by senior management of both companies. In addition, each of the boards of directors received opinions from nationally recognized financial advisors that the purchase price was fair, from a financial point of view, to each of the respective parties. In connection with the Wire Harness Sale, the Company entered into a supply agreement to supply substantially all of the Wire Harness business' insulated wire requirements through 2003, which is a continuation of existing practice. In connection with the Wire Harness Sale, the Company agreed to indemnify Viasystems for certain claims and litigation including any current or future claims related to the case titled Whirlpool Corporation v. Wirekraft Industries, Inc. ("Whirlpool Case"), certain product liability claims, as described in the purchase agreement, and any current or future liabilities associated with the Internal Revenue Service examination of the U.S. income tax return of Kirtland Indiana, Limited Partnership for the tax period ended December 21, 1992. During the third quarter of 2000, Viasystems reached a settlement in the Whirlpool Case and agreed to pay the plaintiff $3,650. The Company recognized a charge to income (loss) from discontinued operations for the three and nine months ended September 30, 2000 of $2,081, net of income tax benefit, as a result of its indemnification obligation. The Company believes that final resolution of the remaining matters will not have a material adverse effect on the Company and that adequate amounts of reserves have been established.

3.     Unusual Item

       In the third quarter of 2000, the Company relocated certain administrative functions from its St. Louis, Missouri office to its Camden, New York office. As a result of this transition, certain employees of the Company were offered and accepted severance agreements. The Company recorded an unusual charge of $650, before income tax, related to the future payments associated with these agreements.

4.     Extraordinary Item - Loss Related to Early Retirement of Debt

       Substantially all of the net proceeds (after the payment of fees and expenses) from the Wire Harness Sale were used to repay indebtedness outstanding under the Company's senior credit facility. Accordingly, the Company recorded an extraordinary loss of $2,747, net of income tax benefit, related to the write-off of deferred financing fees.

5.     Inventories

       The composition of inventories at September 30, 2000 and December 31, 1999 is as follows:

                               September 30,     December 31,
                                   2000             1999
                               -------------     ------------
Raw materials ..............     $17,548          $30,723
Work-in-process ............      30,006           19,168
Finished goods .............      24,874           42,251
                                 -------          -------
 Total .....................     $72,428          $92,142
                                 =======          =======

       The carrying value of inventories on a last-in, first-out basis, at September 30, 2000 and December 31, 1999, approximate their current cost.

6.     Property, Plant and Equipment

       The composition of property, plant and equipment at September 30, 2000 and December 31, 1999 is as follows:

                                        September 30,  December 31,
                                            2000           1999
                                        -------------  ------------
Land ...............................     $   3,633      $   3,759
Buildings and improvements .........        56,826         51,367
Machinery and equipment ............       234,297        270,892
Construction in progress ...........         4,069          2,824
                                         ---------      ---------
                                           298,825        328,842
Less accumulated depreciation ......      (141,317)      (144,182)
                                         ---------      ---------
                                         $ 157,508      $ 184,660
                                         =========      =========

7.     Long-Term Obligations

       The composition of long-term obligations at September 30, 2000 and December 31, 1999 is as follows:

                                                     September 30,   December 31,
                                                         2000            1999
                                                     -------------   ------------
Amended and Restated Credit Agreement:
  Revolving credit facility ......................     $     --        $     --
  Term facility ..................................        2,728         200,500
Senior Subordinated Notes ........................      150,000         150,000
Series B Senior Subordinated Notes ...............      150,000         150,000
Series B Senior Subordinated Notes Premium .......        8,900           9,979
Industrial revenue bonds .........................       15,500          15,500
Other ............................................        8,536           9,965
                                                       --------        --------
                                                        335,664         535,944
Less, current maturities .........................        2,088           9,606
                                                       --------        --------
                                                       $333,576        $526,338
                                                       ========        ========

       The schedule of principal payments for long-term obligations, excluding premium, at September 30, 2000 is as follows:

        2000........................................    $   1,431
        2001........................................        2,114
        2002........................................        1,385
        2003........................................          114
        2004........................................          125
        Thereafter..................................      321,595
                                                        ---------
          Total.....................................    $ 326,764
                                                        =========

       In connection with the Wire Harness Sale, the Company repaid all of the outstanding borrowing on the Term A1 Loan and Term B Loan of the Amended and Restated Credit Agreement dated June 17, 1997, as amended (the "Credit Agreement"). Additionally, the Company repaid a portion of the Term A Loan. As of September 30, 2000, the Credit Agreement provides senior secured financing under the Term A Loan of up to $2,728 (the "Term Facility") and a $75,000 revolving loan and letter of credit facility (the "Revolver"). Mandatory principal payments of the Term Facility are due in quarterly installments. The final installment is due September 30, 2002, at which time the Revolver is also due.

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

8.     Business Segment Information

       The Company operates its business as one business segment.

9.     Guarantor Subsidiaries

       The Senior Notes are fully and unconditionally (as well as jointly and severally) guaranteed on an unsecured, senior subordinated basis by each subsidiary of the Company (the "Guarantor Subsidiaries") other than IWG-Philippines, Inc., IWG International, Inc., Italtrecce-Societa Italiana Trecce & Affini S.r.l., International Wire SAS, Tresse Metalique
       J. Forissier, S.A., Cablerie E. Charbonnet, S.A., Forissier Connectique, S.A. and Hermitec, S.A. (the "Non-Guarantor Subsidiaries"). Each of the Guarantor Subsidiaries and Non-Guarantor Subsidiaries is wholly owned by the Company.

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

                         INTERNATIONAL WIRE GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

                                                                                    TOTAL
                                                                    TOTAL            NON-
                                                  COMPANY         GUARANTOR       GUARANTOR    ELIMINATIONS         TOTAL
                                                 ---------        ---------       ---------    ------------       ---------
BALANCE SHEET
    AS OF SEPTEMBER 30, 2000

ASSETS
    Cash and cash equivalents ............       $      --        $  22,824        $ 2,916       $      --        $  25,740
    Accounts receivable ..................              --           83,394         18,969              --          102,363
    Inventories ..........................              --           61,767         10,661              --           72,428
    Other assets .........................              --           20,474          1,064              --           21,538
                                                 ---------        ---------        -------       ---------        ---------
       Total current assets ..............              --          188,459         33,610              --          222,069
    Property, plant and equipment, net ...              --          134,808         22,700              --          157,508
    Investment in subsidiaries ...........         641,117               --             --        (641,117)              --
    Intangibles and other assets .........           8,836          189,814          9,862              --          208,512
                                                 ---------        ---------        -------       ---------        ---------
       Total assets ......................       $ 649,953        $ 513,081        $66,172       $(641,117)       $ 588,089
                                                 =========        =========        =======       =========        =========

LIABILITIES AND STOCKHOLDER'S EQUITY

    Current liabilities ..................       $  13,128        $  80,658        $11,535       $      --        $ 105,321
    Long-term obligations, less
      current maturities .................         315,946           17,630             --              --          333,576
    Other long-term liabilities ..........              --           40,325            886              --           41,211
    Intercompany (receivable) payable ....         145,136         (182,049)        36,913              --               --
                                                 ---------        ---------        -------       ---------        ---------
       Total liabilities .................         474,210          (43,436)        49,334              --          480,108
    Stockholder's equity:
     Common stock ........................               0                0              0               0                0
     Contributed capital .................         246,644          497,571         10,855        (508,426)         246,644
     Carryover of predecessor basis ......              --          (67,762)            --              --          (67,762)
     Retained earnings
       (accumulated deficit) .............         (70,901)         126,708          5,983        (132,691)         (70,901)
                                                 ---------        ---------        -------       ---------        ---------
       Total stockholder's
         equity ..........................         175,743          556,517         16,838        (641,117)         107,981
                                                 ---------        ---------        -------       ---------        ---------
       Total liabilities and
         stockholder's equity ............       $ 649,953        $ 513,081        $66,172       $(641,117)       $ 588,089
                                                 =========        =========        =======       =========        =========

                         INTERNATIONAL WIRE GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

                                                                                  TOTAL
                                                                   TOTAL           NON-
                                                 COMPANY         GUARANTOR       GUARANTOR     ELIMINATIONS        TOTAL
                                                ---------        ---------       ---------     ------------      ---------
BALANCE SHEET
    AS OF DECEMBER 31, 1999

ASSETS
    Cash and cash equivalents ...........       $      --        $   7,131        $   294       $      --        $   7,425
    Accounts receivable .................              --           84,278         17,284            (252)         101,310
    Inventories .........................              --           83,593          8,549              --           92,142
    Other assets ........................              --           24,456          3,203              --           27,659
                                                ---------        ---------        -------       ---------        ---------
       Total current assets .............              --          199,458         29,330            (252)         228,536
    Property, plant and equipment,
      net ...............................              --          149,212         35,448              --          184,660
    Intangible assets, net ..............          18,484          229,358          9,796              --          257,638
    Investment in subsidiaries ..........         736,090               --             --        (736,090)              --
    Other assets ........................              --            3,147          4,126              --            7,273
                                                ---------        ---------        -------       ---------        ---------
       Total assets .....................       $ 754,574        $ 581,175        $78,700       $(736,342)       $ 678,107
                                                =========        =========        =======       =========        =========

LIABILITIES AND STOCKHOLDER'S EQUITY
  (DEFICIT)

    Current liabilities .................       $  11,674        $  92,255        $15,124       $    (252)       $ 118,801
    Long-term obligations, less
      current maturities ................         507,479           18,859             --              --          526,338
    Other long-term liabilities .........              --           51,849            849              --           52,698
    Intercompany (receivable)
      payable ...........................         187,389         (231,846)        44,457              --               --
                                                ---------        ---------        -------       ---------        ---------
       Total liabilities ................         706,542          (68,883)        60,430            (252)         697,837
    Stockholder's equity
      (deficit):
     Common stock .......................               0                0              0               0                0
     Contributed capital ................         124,751          572,012         10,867        (582,879)         124,751
     Carryover of predecessor
       basis ............................              --          (67,762)            --              --          (67,762)
     Retained earnings
       (accumulated deficit) ............         (76,719)         145,808          7,403        (153,211)         (76,719)
                                                ---------        ---------        -------       ---------        ---------
       Total stockholder's equity
         (deficit) ......................          48,032          650,058         18,270        (736,090)         (19,730)
                                                ---------        ---------        -------       ---------        ---------
         Total liabilities and
          stockholder's equity
           (deficit) ....................       $ 754,574        $ 581,175        $78,700       $(736,342)       $ 678,107
                                                =========        =========        =======       =========        =========

                         INTERNATIONAL WIRE GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

                                                                                   TOTAL
                                                                   TOTAL            NON-
                                                  COMPANY        GUARANTOR        GUARANTOR     ELIMINATIONS        TOTAL
                                                 --------        ---------        ---------     ------------      ---------
STATEMENT OF OPERATIONS
  FOR THE THREE MONTHS ENDED
  SEPTEMBER 30, 2000

Net sales ................................       $     --        $ 120,790        $ 17,289        $     --        $ 138,079

Operating expenses:
    Cost of goods sold ...................             --           90,535          12,808              --          103,343
    Selling, general and
     administrative expenses .............             --           10,289             739              --           11,028
    Depreciation and amortization ........            672            7,759             985              --            9,416
    Unusual item .........................             --              650              --              --              650
                                                 --------        ---------        --------        --------        ---------
Operating income .........................           (672)          11,557           2,757              --           13,642
Other income (expense):
    Interest expense .....................         (8,886)            (258)            (93)             --           (9,237)
    Amortization of deferred
     financing costs .....................           (414)              --              --              --             (414)
    Equity in net income of
     subsidiaries ........................         12,247               --              --         (12,247)              --
                                                 --------        ---------        --------        --------        ---------
Income from continuing operations
   before income tax provision ...........          2,275           11,299           2,664         (12,247)           3,991
Income tax provision .....................             --            1,538             178              --            1,716
                                                 --------        ---------        --------        --------        ---------
Income from continuing
   operations ............................          2,275            9,761           2,486         (12,247)           2,275
Loss from discontinued
   operations, net of income tax
   benefit of $1,569 .....................         (2,081)              --              --              --           (2,081)
                                                 --------        ---------        --------        --------        ---------

Net income ...............................       $    194        $   9,761        $  2,486        $(12,247)       $     194
                                                 ========        =========        ========        ========        =========

                         INTERNATIONAL WIRE GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

                                                                                  TOTAL
                                                                  TOTAL            NON-
                                                COMPANY         GUARANTOR        GUARANTOR     ELIMINATIONS        TOTAL
                                                --------        ---------        ---------     ------------      ---------
STATEMENT OF OPERATIONS
  FOR THE NINE MONTHS ENDED
  SEPTEMBER 30, 2000

Net sales ...............................       $     --        $ 379,813        $ 48,388        $     --        $ 428,201

Operating expenses:
    Cost of goods sold ..................             --          282,542          34,944              --          317,486
    Selling, general and
     administrative expenses ............             --           32,827           2,910              --           35,737
    Depreciation and amortization .......          1,991           22,677           3,030              --           27,698
    Unusual item ........................             --              650              --              --              650
                                                --------        ---------        --------        --------        ---------
Operating income ........................         (1,991)          41,117           7,504              --           46,630

Other income (expense):
    Interest expense ....................        (30,666)            (260)           (552)             --          (31,478)
    Amortization of deferred
     financing costs ....................         (1,625)              --              --              --           (1,625)
    Equity in net income of
     subsidiaries .......................         44,928               --              --         (44,928)              --
                                                --------        ---------        --------        --------        ---------
Income from continuing operations
    before income tax provision
    and extraordinary items .............         10,646           40,857           6,952         (44,928)          13,527
Income tax provision ....................             --            5,707             808              --            6,515
                                                --------        ---------        --------        --------        ---------
Income from continuing operations
    before extraordinary items ..........         10,646           35,150           6,144         (44,928)           7,012
Income (loss) from discontinued
    operations, net of taxes of $29 .....         (2,081)           2,288           1,346              --            1,553
                                                --------        ---------        --------        --------        ---------
Income before extraordinary
    items ...............................          8,565           37,438           7,490         (44,928)           8,565
Extraordinary items, net of
    income tax benefit of $2,073 ........         (2,747)              --              --              --           (2,747)
                                                --------        ---------        --------        --------        ---------
Net income ..............................       $  5,818        $  37,438        $  7,490        $(44,928)       $   5,818
                                                ========        =========        ========        ========        =========

                         INTERNATIONAL WIRE GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

                                                                                    TOTAL
                                                                     TOTAL           NON-
                                                   COMPANY         GUARANTOR       GUARANTOR     ELIMINATIONS        TOTAL
                                                   --------        ---------       ---------     ------------      ---------
STATEMENT OF OPERATIONS
  FOR THE THREE MONTHS ENDED
  September 30, 1999

Net sales ..................................       $     --        $ 111,567        $ 5,088        $     --        $ 116,655

Operating expenses:
    Cost of goods sold .....................             --           79,750          4,081              --           83,831
    Selling, general and
     administrative expenses ...............             --           10,036            137              --           10,173
    Depreciation and amortization ..........            156            8,074            778              --            9,008
                                                   --------        ---------        -------        --------        ---------
Operating income ...........................           (156)          13,707             92              --           13,643

Other income (expense):
    Interest expense .......................        (10,320)            (216)            (9)             --          (10,545)
    Amortization of deferred
     financing costs .......................           (629)              --             --              --             (629)
    Equity in net income
    (loss) of subsidiaries .................         14,176               --             --         (14,176)              --
                                                   --------        ---------        -------        --------        ---------
Income (loss) from continuing
    operations before income tax
    provision and cumulative effect
    of change in accounting principle ......          3,071           13,491             83         (14,176)           2,469
Income tax provision .......................             --            1,077             16              --            1,093
                                                   --------        ---------        -------        --------        ---------
Income (loss) from continuing
    operations .............................          3,071           12,414             67         (14,176)           1,376
Income (loss) from discontinued
    operations, net of taxes of $1,131 .....             --           (1,462)         3,157              --            1,695
                                                   --------        ---------        -------        --------        ---------
Net income .................................       $  3,071        $  10,952        $ 3,224        $(14,176)       $   3,071
                                                   ========        =========        =======        ========        =========

                         INTERNATIONAL WIRE GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

                                                                                     TOTAL
                                                                      TOTAL           NON-
                                                    COMPANY         GUARANTOR       GUARANTOR      ELIMINATIONS        TOTAL
                                                    --------        ---------       ---------      ------------      ---------
STATEMENT OF OPERATIONS
  FOR THE NINE MONTHS ENDED
  September 30, 1999

Net sales ...................................       $     --        $ 344,991        $ 14,049        $     --        $ 359,040

Operating expenses:
    Cost of goods sold ......................             --          246,866          11,432              --          258,298
    Selling, general and
     administrative expenses ................             --           31,282             408              --           31,690
    Depreciation and amortization ...........            467           22,634           2,840              --           25,941
                                                    --------        ---------        --------        --------        ---------
Operating income ............................           (467)          44,209            (631)             --           43,111

Other income (expense):
    Interest expense ........................        (32,787)            (768)             (9)             --          (33,564)
    Amortization of deferred
     financing costs ........................         (1,893)              --              --              --           (1,893)
    Equity in net income of
     subsidiaries ...........................         45,194               --              --         (45,194)              --
                                                    --------        ---------        --------        --------        ---------
Income from continuing operations
    before income tax provision
    and cumulative effect of
    change in accounting principle ..........         10,047           43,441            (640)        (45,194)           7,654
Income tax provision ........................             --            3,402              88              --            3,490
                                                    --------        ---------        --------        --------        ---------
Income (loss) from continuing
    operations before cumulative
    effect of change in accounting
    principle ...............................         10,047           40,039            (728)        (45,194)           4,164
Income (loss) from discontinued
    operations, net of taxes of $4,379 ......             --           (4,082)         10,783              --            6,701
                                                    --------        ---------        --------        --------        ---------
Income before cumulative effect
    of change in accounting principle .......         10,047           35,957          10,055         (45,194)          10,895
Cumulative effect of change in
  accounting for start-up costs,
  net of tax benefit of $592 ................             --             (818)             --              --             (818)
                                                    --------        ---------        --------        --------        ---------

Net income ..................................       $ 10,047        $  35,139        $ 10,055        $(45,194)       $  10,047
                                                    ========        =========        ========        ========        =========

                         INTERNATIONAL WIRE GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

                                                                                     TOTAL
                                                                       TOTAL          NON-
                                                      COMPANY         GUARANTOR     GUARANTOR     ELIMINATIONS       TOTAL
                                                     ---------        ---------     ---------     ------------     ---------
STATEMENT OF CASH FLOWS
  FOR THE NINE MONTHS ENDED
  SEPTEMBER 30, 2000

Net cash provided by (used
  in) operating activities ...................       $  (8,961)       $ 28,222        $ 6,296        $    --       $  25,557
                                                     ---------        --------        -------        -------       ---------
Cash flows used in investing
  activities for capital
  expenditures ...............................              --         (11,411)        (3,674)            --         (15,085)
                                                     ---------        --------        -------        -------       ---------
Cash flows provided by (used in)
  financing activities:
    Equity proceeds ..........................              66              --             --             --              66
    Repayment of long-term
      obligations ............................        (198,906)         (1,118)            --             --        (200,024)
    Financing fees and other .................            (699)             --             --             --            (699)
    Net proceeds from sale of
      Wire Harness business ..................         208,500              --             --             --         208,500
                                                     ---------        --------        -------        -------       ---------
Net cash provided by (used in)
  financing activities .......................           8,961          (1,118)            --             --           7,843
                                                     ---------        --------        -------        -------       ---------
Net change in cash and cash equivalents ......       $      --        $ 15,693        $ 2,622        $    --       $  18,315
                                                     =========        ========        =======        =======       =========

                                                                                     TOTAL
                                                                       TOTAL          NON-
                                                      COMPANY         GUARANTOR     GUARANTOR     ELIMINATIONS       TOTAL
                                                     ---------        ---------     ---------     ------------     ---------
STATEMENT OF CASH FLOWS
  FOR THE NINE MONTHS ENDED
  SEPTEMBER 30, 1999

Net cash from operating activities ...........       $  13,723        $ 24,083        $ 6,875        $    --       $  44,681
                                                     ---------        --------        -------        -------       ---------
Cash flows used in investing
  activities for capital
  expenditures ...............................              --         (16,271)        (6,179)            --         (22,450)
                                                     ---------        --------        -------        -------       ---------
Cash flows provided by (used in)
  financing activities:
    Equity proceeds ..........................              42              --             --             --              42
    Repurchase of stock of Holding ...........            (228)             --             --             --            (228)
    Repayment of long-term obligations .......         (13,537)           (737)           (66)            --         (14,340)
                                                     ---------        --------        -------        -------       ---------
Net cash provided by (used in)
  financing activities .......................         (13,723)           (737)           (66)            --         (14,526)
                                                     ---------        --------        -------        -------       ---------
Net change in cash and cash equivalents ......       $      --        $  7,075        $   630        $    --       $   7,705
                                                     =========        ========        =======        =======       =========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis includes the results of operations for the three and nine months ended September 30, 2000, compared to the three and nine months ended September 30, 1999.

On December 29, 1999, the Company acquired (the "Forissier Group Acquisition") the business of a group of three French wire and cable manufacturers (collectively, the "Forissier Group"). Included in the three and nine months ended September 30, 2000, are the results of operations of the Forissier Group.

On March 29, 2000, the Company consummated the sale of its Wire Harness business to Viasystems International, Inc. ("Viasystems") for $210.0 million in cash (the "Wire Harness Sale"). The Company and Viasystems are commonly controlled by affiliates of Hicks, Muse, Tate & Furst Incorporated. As such, the Company has accounted for the Wire Harness Sale on a basis consistent with the accounting for a transfer of assets between commonly owned entities. The Company has recorded an addition to contributed capital related to the transaction of $121.7 million which represents the excess of the proceeds over the net book value of the assets disposed plus the related expenses, approximately $1.5 million, and estimated taxes of $7.0 million. The results of operations of the Wire Harness business have been reclassified to discontinued operations for all periods presented. The purchase price was determined by senior management of both companies. In addition, each of the boards of directors received opinions from nationally recognized financial advisors that the purchase price was fair, from a financial point of view, to each of the respective parties. In connection with the Wire Harness Sale, the Company entered into a supply agreement to supply substantially all of the Wire Harness business' insulated wire requirements through 2003, which is a continuation of existing practice.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

Net sales for the quarter were $138.1 million, an increase of $21.4 million, or 18.4%, compared to the three months ended September 30, 1999. This increase in sales was primarily the result of increased demand in the general industrial, electronics/data communications and automotive markets, incremental sales from the Forissier Group and an increase in the average selling price of copper. In general, the Company prices its wire products based on a spread over the cost of copper, which results in an increased dollar value of sales when copper costs increase. The average price of copper based on the New York Mercantile Exchange,

Inc. ("COMEX") increased to $0.87 per pound during the quarter from $0.78 per pound during the three months ended September 30, 1999.

Cost of goods sold as a percentage of sales increased to 74.8% for the three months ended September 30, 2000, from 71.9% for the three months ended September 30, 1999. This change was due primarily to the increased cost and selling price of copper.

Selling, general and administrative expenses increased $0.9 million to $11.0 million for the three months ended September 30, 2000, compared to $10.2 million for the same period in 1999 due to the additional costs related to the Forissier Group operations and incremental costs from higher unit volume.

Depreciation and amortization was $9.4 million for the three months ended September 30, 2000, compared to $9.0 million for the same period in 1999. The increase of $0.4 million was primarily the result of depreciation of property, plant and equipment additions and amortization of goodwill related to the Forissier Group Acquisition.

In the third quarter of 2000, the Company relocated certain administrative functions from its St. Louis, Missouri offices to its Camden, New York offices. As a result of this transition, certain employees of the Company were offered and accepted severance agreements. The Company recorded an unusual charge of $0.7 million before tax related to the future payments associated with these agreements. There were no such unusual charges during the third quarter of 1999.

In connection with the Wire Harness Sale, the Company agreed to indemnify Viasystems for certain claims and litigation including any current or future claims related to the case titled Whirlpool Corporation v. Wirekraft Industries, Inc. ("Whirlpool Case"). During the third quarter of 2000, Viasystems reached a settlement in the Whirlpool Case and agreed to pay the plaintiff $3.7 million. The Company recognized a charge to income (loss) from discontinued operations of $2.1 million, net of income tax benefit, as a result of its indemnification obligation.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

Net sales were $428.2 million, an increase of $69.2 million, or 19.3%, in the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. Year-over-year increases in unit volume to the general industrial, electronics/data communications and automotive markets were partially offset by a decrease in sales to the appliance industry from slowing industry growth and customers' inventory reductions. Incremental sales from the Forissier Group acquisition and higher copper prices also contributed to the increased sales. The average price for copper based on COMEX increased to $0.83 per pound during the nine months ended September 30, 2000 from $0.70 per pound for the nine months ended September 30, 1999.

Cost of goods sold as a percentage of sales increased to 74.1% for the nine months ended September 30, 2000, from 71.9% for the nine months ended September 30, 1999. This change was due primarily to the increased cost and selling price of copper. Cost reductions achieved from improved operating efficiencies and a favorable shift in product mix partially offset these factors.

Selling, general and administrative expenses increased $4.0 million to $35.7 million for the nine months ended September 30, 2000, compared to $31.7 million for the same period in 1999 due to the additional costs related to the Forissier Group operations and incremental costs from higher unit volume.

Depreciation and amortization was $27.7 million for the nine months ended September 30, 2000, compared to $25.9 million for the same period in 1999. The increase of $1.8 million was primarily the result of depreciation of property, plant and equipment additions and amortization of goodwill related to the Forissier Group Acquisition.

In the third quarter of 2000, the Company relocated certain administrative functions from its St. Louis, Missouri offices to its Camden, New York offices. As a result of this transition, certain employees of the Company were offered and accepted severance agreements. The Company recorded an unusual charge of $0.7 million before tax related to the future payments associated with these agreements. There were no such unusual charges during the first nine months of 1999.

Effective January 1, 1999, the Company adopted Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities," which requires costs of start-up activities and organization costs to be expensed as incurred. In the nine months ended September 30, 1999, the Company had a charge of $1.4 million related to the cumulative effect of this change in accounting principle. There was no such charge in the first nine months of 2000.

In connection with Wire Harness Sale, the Company utilized the majority of the proceeds to pay down outstanding debt on the Company's senior bank facility. Accordingly, the Company recognized a one-time charge of $4.8 million related to the write-off of deferred fees associated with the repayment. There was no such charge in the first nine months of 1999.

In connection with the Wire Harness Sale, the Company agreed to indemnify Viasystems for certain claims and litigation including any current or future claims related to the case titled Whirlpool Corporation v. Wirekraft Industries, Inc. ("Whirlpool Case"). During the third quarter of 2000, Viasystems reached a settlement in the Whirlpool Case and agreed to pay the plaintiff $3.7 million. The Company recognized a charge to income (loss) from discontinued operations of $2.1 million, net of income tax benefit, as a result of its indemnification obligation.

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

Net cash provided by continuing operations for the nine months ended September 30, 2000 was $25.1 million, compared to $24.2 million for the nine months ended September 30, 1999. This increase was primarily due to improved operating results which were partially offset by fluctuations in working capital requirements, primarily inventory, other assets and accounts payable levels, from the previous year-end to September 30 of each respective year.

Net cash used in investing activities, representing capital expenditures, was $15.1 million for the nine months ended September 30, 2000, compared to $22.5 million for the nine months ended September 30, 1999. Most of the decrease was due to lower capital expenditures associated with discontinued operations.

Net cash provided by (used in) financing activities was $7.8 million for the nine months ended September 30, 2000, compared to ($14.5) million for the same period in 1999. In March 2000, the Company generated $208.5 million in proceeds from the sale of the Wire Harness business, net of transaction costs of approximately $1.5 million. The Company applied substantially all of the net proceeds from this sale for repayment of outstanding obligations under the

Company's Amended and Restated Credit Agreement. The Company is currently finalizing with the sellers of the Forissier Group the calculation of the "earn-out" portion of the purchase price related to the Forissier Acquisition. Since such amount has not been determined, the Company has not recorded the liability and related goodwill as of September 30, 2000. The Company does not expect the final payment to have a material adverse effect on the Company's consolidated financial position or results of operations.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the FASB issued Statement of Financial Accounting Standards No.133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS 133, as amended by SFAS 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, with earlier application encouraged. The adoption of FAS 133 is not expected to have a material impact on the Company's consolidated financial position or results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") which addresses certain criteria for revenue recognition. SAB 101, as amended by SAB 101A and SAB 101B, outlines the criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The adoption of SAB 101 is not expected to have a material impact on the Company's consolidated financial position or results of operations.

            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company does not ordinarily hold market risk sensitive instruments for trading purposes. The Company does, however, recognize market risk from interest rate, foreign currency exchange and commodity price exposure.

INTEREST RATE RISK

With the sale of the Wire Harness business and the subsequent repayment of debt outstanding under the Company's Amended and Restated Credit Agreement, the Company has reduced its exposure to fluctuations in interest rates. At September 30, 2000, approximately $18.2 million of the Company's long-term debt, specifically, borrowings outstanding under the Company's Amended and Restated Credit Agreement and the Company's borrowings related to Industrial Revenue Bonds, bears interest at variable rates.

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

PART II.  OTHER INFORMATION

Item 1.  Material Developments in Litigation

On March 29, 2000, the Company consummated the sale of its Wire Harness business to Viasystems International, Inc. ("Viasystems") for $210.0 million in cash (the "Wire Harness Sale"). In connection with the Wire Harness Sale, the Company agreed to indemnify Viasystems for any current or future claims related to the litigation titled Whirlpool Corporation v. Wirekraft Industries, Inc. (Case No. 97-7039-CK-T) ("Whirlpool Case"). During the third quarter of 2000, Viasystems reached a settlement in the Whirlpool Case and agreed to pay the plaintiff $3.7 million.

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

                                      INTERNATIONAL WIRE GROUP, INC.


Dated:  November 14, 2000             By: /s/ DAVID M. SINDELAR
                                         ---------------------------------------
                                      Name: David M. Sindelar
                                      Title: Senior Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer)

                                      By: /s/ GLENN J. HOLLER
                                         ---------------------------------------
                                      Name: Glenn J. Holler
                                      Title: Chief Accounting Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                           DESCRIPTION
------                           -----------

27.1          Financial Data Schedule