Form 10-K405
period 2000-12-31
INTERNATIONAL WIRE GROUP INC
filed 2001-03-23
CIK 947429

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

                                                               OUTSTANDING AT
                    CLASS                                    FEBRUARY 28, 2001
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

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

          CAUTIONARY STATEMENTS CONCERNING FORWARD-LOOKING STATEMENTS

     Information set forth in this Annual Report on Form 10-K regarding expected or possible future events, including statements of the plans and objectives of management for future growth, operations, products and services and statements related to future economic performance, is forward-looking and subject to risks and uncertainties. For those statements, International Wire Group, Inc. (the "Company") claims the protection of the safe harbor for forward-looking statements provided for by Section 21E of the Securities Exchange Act of 1934, as amended. Factors that could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements are discussed at greater length herein. Forward-looking statements can be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "pro forma," "anticipates" or "intends" or the negative of any thereof or other variations thereof or comparable terminology, or by discussions of strategy or intentions. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                     PART I

ITEM 1. BUSINESS

GENERAL

     The Company, through its subsidiaries, is a leading designer and manufacturer of wire products, including bare and tin-plated copper wire and insulated wire. The Company's products include a broad spectrum of copper wire configurations and gauges with a variety of electrical and conductive characteristics and are utilized by a wide variety of customers primarily in the appliance, automotive, electronics and data communications and industrial equipment industries. The Company manufactures and distributes its products at 29 facilities located in the United States, Italy, the Philippines and France.

     - Bare Wire Products. Bare and tin-plated copper wire products (or conductors) are used to transmit digital, video and audio signals or conduct electricity and are sold to a diverse customer base of approximately 1,500 insulated wire manufacturers and various industrial original equipment manufacturers ("OEMs") for use in electronics and data communications products, industrial equipment, appliances, automobiles and other applications.

     - Insulated Wire Products. The Company's insulated wire products (copper conductors insulated with plastic, rubber or other polymeric compounds) are primarily manufactured for the automotive and appliance end markets. The insulated wire products are used in the assembly of wire harnesses that are installed in both automobiles and appliances. A wire harness is comprised of an assembly of wires with connectors and terminals that transmit electricity between two or more end points. The Company also participates in several niche businesses in the high temperature silicone and heater wire, medical equipment wire and submersible cable markets.

     The principal executive offices of the Company are located at 101 South Hanley Road, Suite 400, St. Louis, Missouri 63105, and the Company's telephone number at such address is (314) 719-1000.

BACKGROUND

     In December 1992, an investor group led by Hicks, Muse, Tate & Furst Incorporated ("Hicks Muse") and Mills & Partners, Inc. ("Mills & Partners") acquired (the "Original Wirekraft Acquisition") Kirtland Indiana, Limited Partnership ("KILP"), which was subsequently renamed Wirekraft Industries, Inc. ("Wirekraft"). KILP was engaged in the manufacturing of insulated wire and fabrication of wire harnesses. In March 1995, an investor group led by Hicks Muse and Mills & Partners acquired Omega Wire, Inc. ("Omega"). The acquisition of Omega broadened the Company's product offering through the addition of a broad and diverse bare wire product offering and vertically integrated the Company by substantially reducing the Company's need to purchase outside bare wire. In June 1995, through a series of acquisitions and mergers, the Company was organized to combine the operations of Wirekraft and Omega (the "Wirekraft/Omega Combination").

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

     In February 1997, the Company acquired (the "Camden Acquisition") all of the issued and outstanding common stock of Camden Wire Co., Inc., a designer, manufacturer and marketer of bare and tin-plated copper wire. The Camden Acquisition allowed the Company to expand its geographic manufacturing base and to realize efficiencies through consolidation of operations and process improvements.

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

     In December 1999, the Company acquired a group of French wire manufacturers (collectively, the "Forissier Group"). Two of the operating companies manufacture specialty braids, rope and cable products and the third operating company manufactures insulated wire products. This acquisition compliments the Company's existing business in Italy as well as expands sales opportunities throughout Europe.

     In March 2000, the Company sold the Wire Harness Segment (as hereinafter defined), to Viasystems Group, Inc. ("Viasystems") for $210.8 million in cash (the "Wire Harness Sale"). The Company and Viasystems are commonly controlled by affiliates of Hicks Muse. In connection with the sale, the Company entered into an agreement to supply Viasystems' wire harness business with substantially all of their insulated wire requirements through 2003, which is a continuation of existing practice. See Note 6 to the Company's Consolidated Financial Statements included herein for a further discussion of the Wire Harness Sale.

PRODUCTS AND MARKETS

     Prior to the Wire Harness Sale, the Company conducted its operations through two segments: (i) the design, manufacture and marketing of bare and tin-plated copper wire products and insulated copper wire products (the "Wire Segment"), and (ii) the design, manufacture and marketing of wire harness assemblies for sale primarily to the major U.S. manufacturers of household appliances such as Amana, Frigidaire, General Electric, Maytag and Whirlpool who utilize the wire harnesses assemblies in the manufacture of refrigerators, washers, dryers, ranges and dishwashers (the "Wire Harness Segment"). With the sale of the Wire Harness Segment in March 2000, the Company now conducts its operations in only the Wire Segment. The following is a description of the Company's primary products and markets served:

  Bare Wire Products

     The Company's external sales of bare wire products are primarily to wire insulators, who apply insulating materials to the bare wire through an extrusion process. These wire insulators then sell the insulated wire to a variety of customers in the following markets: appliance; automotive; industrial equipment; heating, ventilating and air conditioning ("HVAC") systems; safety and security control systems; mass transit; utility power distribution; telecommunication switching equipment; mining and oil exploration; cable television and cellular telephone tower. The Company manufactures a broad array of bare and tin-plated copper conductors including the following:

     - Single End Wire. Single end wire is an individual wire drawn to the customer's size requirements ranging from .16 to .00157 inches in diameter (6 awg to 46 awg). Single end wire is capable of transmitting signals or electrical currents between two points and is used to transmit digital, video and audio signals or low voltage current in a variety of wire products used in motor controls, local area networks, security systems, television or telephone connections and water sprinkler systems. Single end wire is generally the least expensive form of wire to produce due to its simple configuration.

     - Stranded Wire. Stranded wire is comprised of a number of single end wires twisted together in a specific geometric pattern that preserves each individual wire's relative position for the length of the wire. Stranded wire, like single end wire, transmits digital, video and audio signals or low voltage current. However, stranded wire is more flexible and capable of connecting multiple terminals allowing greater application. Stranded wire is generally used in products that connect peripherals to the personal computer ("PC"), connect the internal components of the PC, and control HVAC, security and other functions inside buildings. In addition, stranded wire is used in antilock braking systems, airbag systems, utility power distribution and circuit breakers.

     - Bunched Wire. Bunched wire is formed by twisting a number of single end wires in a random pattern. Bunched wire allows increased flexibility while maintaining conductivity. This type of wire is the primary wire used in appliance wire harnesses. In addition, bunched wire is commonly used for transmission of electrical current in lighting fixture cords, extension cords and power cords for portable power hand tools.

     - Cabled Wire and Braided Wire. Cabled wire and braided wire are combinations of single, bunched or stranded wire twisted together in various patterns and thickness. These wires transmit electrical current and are typically used in mining, mass transportation, automotive, utility power distribution and other industrial applications.

     - Shielding Wire. Shielding wire is comprised of varying numbers of single end wires that are wound together in parallel construction around a bobbin. Shielding wire does not transmit signals or voltage but rather shields the signal traveling through the core conductor from outside interference. This type of wire is primarily used in data communication applications, telecommunications equipment, cable television equipment and security systems.

  Insulated Wire Products

     The Company's sales of insulated wire products are primarily to companies that assemble wire harnesses. These independent wire harness fabricators then sell wire harnesses to automotive and appliance OEMs. The Company divides its customers who manufacture wire harnesses into three broad groups: (i) Tier 1 suppliers to Ford Motor Company and Chrysler Corporation (General Motors Corporation ("GM") continues to purchase the majority of its wire and wire harness products from Delphi Packard, formerly a division of GM that has in-house wire and wire harness manufacturing capability); (ii) suppliers to the North American facilities of Japanese automakers, that utilize "thin-wall" insulated wire which complies with Japanese Industrial Standards ("JIS"); and
(iii) suppliers to appliance OEMs.

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

MARKETING

     The Company sells its products through a combination of direct (Company employed) sales people, manufacturer's representatives and distributors. The Company's sales organization is supported by an internal marketing staff and customer service groups. Collectively, these departments act as a bridge between the Company's customers and its production and engineering staff. The Company's engineers work directly with customers in designing the wire products to the customer's exact specifications. In addition, engineers work closely with the Company's production managers, quality supervisors and customer service representatives to ensure the timely delivery of quality products.

KEY CUSTOMERS

     The Company sells its products primarily to major appliance and automotive wire harness manufacturers and copper wire insulators who then sell to a diverse array of end users. For the years ended December 31, 2000, 1999 and 1998, the Company had sales to Lear Corporation which represented 13%, 15% and 10% of the Companies consolidated net sales for each of the respective years. The Company had no other customers who accounted for more than 10% of consolidated net sales during these years.

INTERNATIONAL OPERATIONS

     The Company has operations in the Philippines, Italy and France. For the years ended December 31, 2000, 1999 and 1998, approximately 12%, 4% and 1% of the Company's sales from continuing operations originated from these foreign subsidiaries. A portion of these sales were to Tier 1 automotive suppliers whose products were sold back into the United States. The Company has a manufacturing facility in Cebu, Philippines, a manufacturing facility in Vinovo, Italy and three facilities near Lyon, France. See Note 12 to the Company's Consolidated Financial Statements included herein for further information about the Company's international operations.

     The Company is subject to risks generally associated with international operations, including price and exchange controls and other restrictive actions. In addition, fluctuations in currency exchange rates may affect the Company's results of operations. See Item 7A. Quantitative And Qualitative Disclosures About Market Risk for a further discussion about the Company's foreign currency risk.

RAW MATERIALS

     The principal raw material used by the Company is copper, which is purchased in the form of 5/16 inch rod primarily from the major copper producers in North America and Japan. Copper rod prices are based on market prices, which are generally established by reference to the New York Mercantile Exchange, Inc. ("COMEX") prices, plus a premium charged to convert copper cathode to copper rod and deliver it to the required location. As a world traded commodity, copper prices have historically been subject to fluctuations.

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

     Other major raw materials consumed by the Company include PVC compound, XLPE compound, silicon compound, color concentrate, tin and other metals. The Company enters into long-term supply agreements on a wide variety of materials consumed. Supplies on all critical materials are currently adequate to meet the Company's needs.

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

  Bare Wire Products

     As of December 31, 2000, the Company had fourteen facilities dedicated to the production and distribution of bare wire products. Six of these facilities are located in New York, two are located in Arkansas, two are located in France, one facility is located in Indiana, one facility is located in Texas, one facility is located in Italy and one distribution facility is located in California. The manufacturing of bare wire consists of one or more of the following four processes: wire drawing; plating; bunching and stranding; and cabling.

     - Wire Drawing Process. Wire drawing is a multi-step process in which raw copper material, primarily 5/16 inch copper rod, is drawn through a series of dies of decreasing diameter.

     - Plating Process. After being drawn, the Company's wire products may be plated through an electroplating process. The Company has the capability to plate copper wire with tin and other metals. Approximately 32% of the Company's bare wire products are plated with tin. The plating process prevents the bare copper from oxidizing and also allows the wire to be soldered, which is an important quality in many electrical applications.

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

  Insulated Wire Products

     As of December 31, 2000, the Company had fifteen manufacturing and distribution facilities used to produce and distribute insulated wire. Five of the manufacturing facilities are located in Indiana, four are located in Texas, three are located in Alabama, one is located in the Philippines and one is located in France.

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

COMPETITION

     As a result of the diversity of the Company's product offerings, the Company believes that no single competitor competes with the Company across the entire spectrum of the Company's product lines. However, in each market served, the Company experiences competition from at least one major competitor. The Company competes primarily on the basis of quality, reliability, price, reputation, customer service and delivery time. The Company believes it maintains a leading market share position in the non-captive U.S. market for each of its product lines. Several customers the Company serves have in-house or "captive" wire production facilities. However, these captive facilities do not compete with the Company for sales to other customers. The Company also sells its products to customers with captive production to meet needs in excess of their internal production capacity.

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

PATENTS AND TRADEMARKS

     The Company has one patent, one patent pending, six registered trademarks and three trademark applications pending. The Company does not believe that its competitive position is dependent on patent protection or that its operations are dependent on any individual patent or trademark or group of related patents or trademarks.

EMPLOYEES

     As of December 31, 2000, the Company employed approximately 2,850 full time employees. The Company believes that it has a good relationship with its employees.

SEASONALITY

     The Company does not believe that its business is subject to significant seasonal fluctuations.

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

ITEM 2. PROPERTIES

     The Company uses owned or leased properties as manufacturing and distribution facilities, warehouses and offices throughout the United States, the Philippines, France and Italy. The Company's principal executive offices are located in St. Louis, Missouri. All of the Company's domestic owned properties are pledged to secure the Company's indebtedness under the Company's Amended and Restated Credit Agreement dated as of February 12, 1997, with the J.P. Morgan Chase Bank, Bankers Trust Company and the other lenders party thereto, as amended (the "Senior Bank Facility").

     Listed below are the principal manufacturing and distribution facilities operated by the Company as of December 31, 2000:

LOCATION                       SQUARE FEET   OWNED/LEASED     PRIMARY PRODUCTS/END USE
--------                       -----------   ------------     ------------------------
BARE WIRE
Camden, New York.............    450,000         Owned      Single end, bunched,
                                                            stranded, cabled and
                                                              electroplated wire
Williamstown, New York.......    210,000         Owned      Single end, bunched, stranded
                                                              and cabled wire
Bremen, Indiana..............    175,000         Owned      Bunched wire
Camden, New York.............    150,000        Leased(1)   Single end, bunched, stranded
                                                              and cabled wire
Pine Bluff, Arkansas.........    130,000         Owned      Single end, bunched, stranded
                                                              and cabled wire
Jordan, New York.............    120,000        Leased(1)   Single end, bunched,
                                                            stranded, shielding and
                                                              cabled wire
Rome, New York...............    112,000         Owned      Bunched, stranded, cabled and
                                                              electroplated wire
Cazenovia, New York..........     60,000         Owned      Braided wire
Saint-Chamond, France........     60,000         Owned      Specialty braids, rope and
                                                            cable products
El Paso, Texas...............     57,000         Owned      Bunched wire
Pine Bluff, Arkansas.........     40,000         Owned      Shielding and braided wire
Saint-Chamond, France........     30,000         Owned      Specialty braids, rope and
                                                            cable products
Vinovo, Italy................     25,000         Owned      Braided wire
LaMirada, California.........     19,000        Leased(2)   Distribution
INSULATED WIRE
Cebu, Philippines............    135,000         Owned      Automotive
Avilla, Indiana..............    119,000         Owned      Appliance and automotive
El Paso, Texas...............    101,000        Leased(4)   Appliance and automotive

LOCATION                       SQUARE FEET   OWNED/LEASED     PRIMARY PRODUCTS/END USE
--------                       -----------   ------------     ------------------------
Beynost, France..............     82,000         Owned      Automotive
Corunna, Indiana.............     72,000         Owned      Appliance
El Paso, Texas...............     70,000         Owned      Automotive
Elkmont, Alabama.............     65,000         Owned      Appliance and automotive
Kendallville, Indiana........     61,000        Leased(4)   Appliance and automotive
Kendallville, Indiana........     60,000         Owned      Appliance and automotive
El Paso, Texas...............     60,000         Owned      Automotive
Albion, Indiana..............     53,000         Owned      Appliance and automotive
Elkmont, Alabama.............     52,000         Owned      Automotive
El Paso, Texas...............     50,000        Leased(3)   Distribution
Ardmore, Alabama.............     45,000         Owned      Automotive
El Paso, Texas...............     28,000        Leased(4)   Automotive

---------------

(1) The leases on the Company's Camden, New York and Jordan, New York facilities have remaining terms of approximately 11 years. During 1997, the Company purchased the notes that were collateralized by the Camden and Jordan properties from an unrelated creditor. The Company negotiated a payment schedule with the lessor which allows the lessor to retain title to the property until the termination of the lease, at which time the Company will have the option to purchase the properties for a nominal purchase price.

(2) The lease has a remaining term of approximately four years.

(3) The lease has a remaining term of approximately two years.

(4) The lease has a remaining term of approximately one year.

     The Company believes its plants and equipment include state-of-the-art technology and are well maintained. Subsequent to year-end, the Company announced its intention to realign its capacity for insulated wire products. See
Note 13 to the Company's Consolidated Financial Statements for information regarding the Company's plan to realign capacity. In connection with the realignment, the Company will close three of its plants, which are located in Ardmore, Alabama; Elkmont, Alabama; and Corunna, Indiana. The production capacity for these locations will be primarily transferred and consolidated into the Company's plants in Texas, which will be expanded as necessary to accommodate the production transfer. The Company believes that its remaining facilities after the realignment will be suitable for their present and intended purposes and adequate for the Company's current level of operations and expected demand for the Company's products.

ITEM 3. LEGAL PROCEEDINGS

     The Company is a party to various legal proceedings and administrative actions, all of which are of an ordinary or routine nature incidental to the operations of the Company.

     Additionally, in connection with the Wire Harness Sale, the Company agreed to indemnify Viasystems for certain claims and litigation including any current or future claims related to the case titled Whirlpool Corporation v. Wirekraft Industries, Inc. ("Whirlpool Case"). During the third quarter of 2000, The Company and Viasystems reached a settlement in the Whirlpool Case and agreed to pay the plaintiff approximately $3.7 million. The Company recognized a charge to income (loss) from discontinued operations of $2.1 million, net of income tax benefit, as a result of this settlement.

     Also in connection with the Wire Harness Sale, the Company agreed to indemnify Viasystems for any current or future liabilities associated with the IRS examination of the U.S. income tax return of KILP for the tax period ended December 21, 1992 (the "IRS Examination"). During the fourth quarter of 2000, The Company and Viasystems reached a settlement with the IRS related to the IRS Examination and the Company agreed to pay $2.0 million as a result of this settlement.

     The Company also agreed to indemnify Viasystems for certain claims and litigation including any current or future claims related to a specific product liability issue. The Company expects the frequency and per incident dollar value of these product liability claims to decrease substantially as the products are now beyond their reasonable useful life. The Company has begun to refuse these claims and anticipates litigating the individual cases.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders in the fourth quarter of 2000.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     All of the Company's outstanding common stock is held by International Wire Holding Company ("Holding"), and there is no established public trading market for such. The Company has paid no dividends to common stockholders since inception and does not have any present intention to commence payment of any cash dividends. The Company intends to retain earnings to provide funds for operation and expansion of the Company's business and to repay outstanding indebtedness. The Company's ability to pay such dividends is limited by the terms of its Senior Bank Facility and the Indentures relating to its 11 3/4% Senior Subordinated Notes due 2005, its 14% Senior Subordinated Notes due 2005 and its 11 3/4% Series B Senior Subordinated Notes due 2005 (collectively, the "Senior Subordinated Notes"). The Company did not sell any of its equity securities in the year ended December 31, 2000.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data set forth below presents financial information for the Company for the years ended December 31, 2000, 1999, 1998, 1997 and 1996, as derived from the audited consolidated financial statements of the Company as adjusted to reflect the reclassification of discontinued operations as the result of the Wire Harness Sale. The selected financial data should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," each included elsewhere herein.

                                                              YEARS ENDED DECEMBER 31,
                                            ------------------------------------------------------------
                                              2000         1999         1998         1997         1996
                                            --------     --------     --------     --------     --------
                                                                   (IN THOUSANDS)
RESULTS OF OPERATIONS:
  Net sales...............................  $564,250     $481,665     $497,540     $549,546     $398,003
  Cost of goods sold......................   419,172      346,975      367,420      430,870      314,865
  Selling, general and administrative
    expenses(1)...........................    47,123       40,504       44,561       43,453       32,478
  Depreciation and amortization...........    36,206       35,537       34,999       29,224       25,411
  Impairment, unusual and plant closing
    charges(2)............................       650           --           --        2,000       51,415
  Loss on sale of property, plant and
    equipment.............................       543           --           --           --           --
  Inventory valuation adjustment(3).......        --           --           --        8,500        8,500
                                            --------     --------     --------     --------     --------
  Operating income (loss).................    60,556       58,649       50,560       35,499      (34,666)
  Interest expense........................   (40,804)     (43,955)     (44,292)     (44,407)     (34,865)
  Amortization of deferred financing
    costs.................................    (2,097)      (2,521)      (2,461)      (2,587)      (2,590)
  Other, net..............................      (222)          --           99           11         (280)
                                            --------     --------     --------     --------     --------
  Income (loss) from continuing operations
    before income tax provision,
    cumulative effect of change in
    accounting principle and extraordinary
    item..................................    17,433       12,173        3,906      (11,484)     (72,401)
  Income tax provision....................     7,799        4,613        3,348       (3,261)      (4,358)
                                            --------     --------     --------     --------     --------
  Income (loss) from continuing operations
    before cumulative effect of change in
    accounting principle and extraordinary
    item..................................     9,634        7,560          558       (8,223)     (68,043)
  Income (loss) from discontinued
    operations, net of income taxes of
    ($1,261), $4,355, $6,654, $5,915 and
    $5,620, respectively(4)...............      (157)       6,364        9,097        8,194      (25,126)
                                            --------     --------     --------     --------     --------
  Income (loss) before cumulative effect
    of change in accounting principle and
    extraordinary item....................     9,477       13,924        9,655          (29)     (93,169)
  Cumulative effect of change in
    accounting for start-up costs, net of
    tax benefit of $592...................        --         (818)(5)       --           --           --
                                            --------     --------     --------     --------     --------
  Income (loss) before extraordinary
    item..................................     9,477       13,106        9,655          (29)     (93,169)
  Extraordinary item -- loss related to
    the early extinguishment of debt, net
    of tax benefit of $2,073 and $1,679,
    respectively..........................    (2,747)(6)       --           --       (2,991)(6)       --
                                            --------     --------     --------     --------     --------
         Net income (loss)................  $  6,730     $ 13,106     $  9,655     $ (3,020)    $(93,169)
                                            ========     ========     ========     ========     ========
OTHER DATA:
  EBITDA, as adjusted(7)..................  $ 98,035     $ 92,644     $ 89,717     $ 79,233     $ 54,347
  Capital expenditures from continuing
    operations............................    22,469       19,883       29,288       25,896       13,161
  Total assets............................   585,734      678,107      639,114      628,048      531,020
  Long-term obligations (including current
    maturities)...........................   335,433      535,944      527,205      523,795      447,667

                                                              YEARS ENDED DECEMBER 31,
                                            ------------------------------------------------------------
                                              2000         1999         1998         1997         1996
                                            --------     --------     --------     --------     --------
                                                                   (IN THOUSANDS)
CASH FLOW DATA:
  Net cash from (used in) operating
    activities............................  $ 34,610     $ 51,475     $ 40,646     $ 33,998     $ 31,980
  Net cash from (used in) investing
    activities............................   (18,165)     (50,506)     (42,120)     (86,756)    (176,108)
  Net cash from (used in) financing
    activities............................     8,410        6,456        1,474       52,758      144,128

---------------

(1) Includes non-cash compensation expense (income) related to the stock appreciation of Holding Class A Common Stock (as defined herein) in the amount of $80, ($1,542), $4,158, $4,010 and $3,687 for the years ended
    December 31, 2000, 1999, 1998, 1997 and 1996, respectively. See Note 2 to the Company's Consolidated Financial Statements and Item 12, "Securities Ownership."

(2) Consists of charges relating to employee severance agreements in the amount of $650 in 2000, charges relating to plant closings in the amounts of $2,000 and $6,000 in the years ended December 31, 1997 and 1996, respectively, and charges related to the write-off of goodwill principally related to the Original Wirekraft Acquisition in the amount of $45,415 in 1996.

(3) Represents a pre-tax inventory valuation charge to reduce the last in, first out ("LIFO") valuation of copper in inventory as a result of the decline in the average price of copper during 1997 and 1996. See Note 3 to the Company's Consolidated Financial Statements included herein.

(4) The income (loss) from discontinued operations represents the results of the Company's Wire Harness Segment, which it sold to Viasystems in March 2000. See Note 6 to the Company's Consolidated Financial Statements included herein.

(5) The cumulative effect of change in accounting principle in 1999 represents a loss related to the adoption of Financial Accounting Standards Board ("FASB") Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." See Note 2 to the Company's Consolidated Financial Statements included herein.

(6) The extraordinary items in the years ended December 31, 2000 and 1997 represent losses on the early extinguishment of debt. See Note 5 to the Company's Consolidated Financial Statements included herein.

(7) "EBITDA, as adjusted" is defined as operating income (loss) plus depreciation, amortization of intangible assets, impairment, unusual and plant closing charges, loss on sale of property, plant and equipment and other non-cash expense (income) items. EBITDA, as adjusted, is presented because (i) it is a widely accepted indicator of a company's ability to incur and service debt and (ii) it is the basis on which the Company's compliance with certain financial covenants contained in the Indentures relating to its Senior Subordinated Notes and the Senior Bank Facility is principally determined. However, EBITDA, as adjusted, does not purport to represent cash provided by operating activities as reflected in the Company's consolidated statements of cash flow, is not a measure of financial performance under generally accepted accounting principles ("GAAP") and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Also, the measure of EBITDA, as adjusted, may not be comparable to similar measures reported by other companies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company conducts its operations as one business segment. The table below sets forth the major components of the results of operations for the years ended December 31, 2000, 1999 and 1998, and should be used in reviewing the discussion and analysis of results of operations and liquidity and capital resources.

     In March 2000, the Company consummated the Wire Harness Sale for $210.8 million in cash (See Notes 1 and 6 to the Company's Consolidated Financial Statements included herein for a further discussion of the Wire Harness Sale). The Wire Harness Segment was previously reported as a separate segment. The results of operations of the Wire Harness Segment have been reclassified to discontinued operations for all periods presented. Included in the year ended December 31, 2000, are the results of operations of the Forissier Group, which was acquired at the end of 1999. Included in the year ended December 31, 1998, are the results of operations of Spargo Wire from April 1, 1998, the date Spargo Wire was acquired by the Company, and the results of operations of Italtrecce from July 1, 1998, the date Italtrecce was acquired by the Company.

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

                             RESULTS OF OPERATIONS

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2000       1999       1998
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Net sales............................................  $564,250   $481,665   $497,540
Cost of goods sold...................................   419,172    346,975    367,420
Selling, general and administrative expenses.........    47,123     40,504     44,561
Depreciation and amortization........................    36,206     35,537     34,999
Loss on sale of property, plant and equipment........       543         --         --
Unusual item.........................................       650         --         --
                                                       --------   --------   --------
          Operating income...........................  $ 60,556   $ 58,649   $ 50,560
                                                       ========   ========   ========

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     Net sales for the year ended December 31, 2000 were $564.3 million, representing an $82.6 million, or 17.1%, increase compared to 1999. This increase was the result of higher unit volume, the impact of an increase in the average cost and selling price of copper and the incremental sales from the acquisition of the Forissier Group in December 1999. Higher unit volume was attributable to several factors. Shipments of bare wire products increased from higher sales of heavy cable and tin-plated products to industrial customers and fine wire products to the electronics and data communications market. Sales of insulated lead wire to automotive customers increased from higher automotive industry-wide production levels and the Company's expanded penetration with existing customers. These unit volume increases were partially offset by a decrease in sales to the appliance market from slowing industry growth and customers' inventory reduction. The average price of copper based upon the New York Mercantile Exchange, Inc. ("COMEX") increased to $.84 per pound during 2000 from $0.72 per pound during 1999. The increase in sales from higher copper prices was partially offset by a higher percent of tolled copper sales.

     Cost of goods sold as a percentage of sales increased to 74.3% for the year ended December 31, 2000, from 72.0% for the same period in 1999. This increase was primarily the result of the impact of higher copper prices as well as inefficiencies associated with reduced production levels in the fourth quarter of 2000. Because the Company's products are typically priced at a spread over the cost of copper, a higher copper price leads to a lower gross margin percentage but generally has no impact on gross margin dollars.

     Selling, general and administrative expenses were $47.1 million for the year ended December 31, 2000, compared to $40.5 million for 1999. This increase was due to the incremental costs from the acquisition of the Forissier Group, increased costs associated with the additional volume and non-cash compensation expense recognized in 2000 of $0.1 million, compared to non-cash compensation income recognized in 1999 of $1.5 million. Selling, general and administrative expenses as a percent of net sales improved from 8.4% for the year ended December 31, 1999 to 8.3% for 2000, which was primarily due to the effect of higher copper prices on net sales and partially offset by the net increase in non-cash compensation expense.

     Depreciation and amortization was $36.2 million for the year ended December 31, 2000, as compared to $35.5 million for the same period in 1999. The increase of $0.7 million was the result of additional depreciation and amortization of goodwill related to the acquisition of the Forissier Group.

     In 2000, the Company incurred a loss on the sale of property, plant and equipment of $543. There was no such charge in 1999. Also in 2000, the Company incurred a charge of $650 related to the termination of certain employees. There was no such charge in 1999.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     Net sales for the year ended December 31, 1999, were $481.7 million, representing a $15.9 million, or 3.2% decrease compared to 1998. Increased sales of bare wire products into the industrial market were more than offset by the decrease in the average price of copper and lower sales of insulated wire products to the automotive industry in the first half of 1999. This decrease in sales to the automotive industry was due primarily to a decision by some of the Company's customers, who are suppliers to U.S. facilities of Japanese automakers, to shift some of their wire production in-house to better utilize their available capacity caused in part by the 1998 Asian financial crisis. The average price of copper based upon COMEX decreased to $0.72 per pound during 1999, from $0.75 per pound during 1998.

     Cost of goods sold as a percentage of sales improved to 72.0% for the year ended December 31, 1999, from 73.8% for the same period in 1998. This improvement was the result of cost reductions from material savings, operating efficiencies, equipment upgrades, previous plant consolidations, increased volume at a lower cost facility in the Philippines and the impact of lower of copper prices. Because the Company's products are typically priced at a spread over the cost of copper, a lower copper price leads to a higher gross margin percentage but generally has no impact on gross margin dollars.

     Selling, general and administrative expenses were $40.5 million for the year ended December 31, 1999, compared to $44.6 million in 1998. This decrease was due to non-cash compensation income recognized in 1999 of $1.5 million compared to a similar non-cash compensation expense recognized in 1998 of $4.2 million. The decrease was partially offset by the incremental costs associated with a full year of operations from Spargo Wire and Italtrecce, both acquired in 1998. Selling, general and administrative expenses as a percent of net sales improved from 9.0% for the year ended December 31, 1998 to 8.4% in 1999. This improvement was primarily due to the effects of the non-cash compensation income and expense and was partially offset by the effect of lower copper prices on net sales in 1999.

     Depreciation and amortization was $35.5 million for the year ended December 31, 1999, as compared to $35.0 million for the same period in 1998. The increase of $0.5 million was the result of additional depreciation and amortization of goodwill related to the acquisitions of Spargo Wire and Italtrecce and increased capital expenditures.

                        LIQUIDITY AND CAPITAL RESOURCES

     Inflation has not been a material factor affecting the Company's business. As a result of the copper price pass-through arrangements that the Company has with its customers, fluctuations in the price of copper, the principle raw material used by the Company, have not, nor are expected to have, a material impact on the Company's profitability. The Company is subject to normal inflationary pressures with its other raw materials purchased as well as its general operating expenses, such as salaries, employee benefits and facilities costs.

  Working Capital and Cash Flows

     Net cash generated by continuing operations was $43.8 million and $26.9 million for the years ended December 31, 2000 and 1999, respectively. This increase was primarily due to increased income from continuing operations and improved accounts receivable collections. Net cash used by discontinued operations was $9.2 million in 2000, compared to net cash provided of $24.5 million in 1999.

     Net cash used in investing activities was $18.2 million in 2000, compared to $50.5 million in 1999. Net cash used in investing activities in 2000 included $3.9 million as the final settlement on the acquisition of the Forissier Group, $22.5 million invested in capital expenditures by continuing operations, $9.1 million received from the sale of property, plant and equipment and $1.0 million invested in capital expenditures by discontinued operations prior to the sale of the Company's Wire Harness Segment in the first quarter. Net cash used in investing activities in 1999 included $20.0 million for the acquisition of the Forissier Group, $19.9 million for capital expenditures on continuing operations and $10.6 million for capital expenditures on discontinued operations.

     Net cash generated by continuing operations was $26.9 million and $19.5 million for the years ended December 31, 1999 and 1998, respectively. This increase was primarily due to increased income from continuing operations and increased accounts payable. This increase was partially offset by increased accounts receivable. Net cash generated by discontinued operations was $24.5 in 1999 compared to $21.1 in 1998.

     Net cash used in investing activities was $50.5 million in 1999 compared to $42.1 million in 1998. This change was primarily due to an increase in net cash used for acquisitions and capital expenditures by discontinued operations partially offset by reduced capital expenditures by continuing operations.

  Financing Arrangements

     In connection with the Wire Harness Sale, the Company received net proceeds of $209.3 million which it used to repay a substantial portion of its Senior Bank Facility. The proceeds received from the sale are accounted for by the Company as a contribution of capital because the sale was conducted between two entities under common control. The Company repaid all of the outstanding borrowing on the Term A1 Loan and Term B Loan of the Amended and Restated Credit Agreement dated June 17, 1997, as amended (the "Credit Agreement"). Additionally, the Company repaid a portion of the Term A Loan. The Senior Bank Facility provides senior secured financing of up to $77.3 million, consisting of a $2.3 million Tranche A Loan (the "Term Facility") and a $75.0 million revolving credit facility (the "Revolver"). The Company is obligated to make principal payments in respect of the Term Facility of $1.1 million in 2001 and $1.2 million in 2002. In addition, the Senior Bank Facility may require a prepayment on the term loans based on an excess cash flow calculation as defined in the Senior Bank Facility agreement. The Revolver is available for working capital purposes including letters of credit. The commitments terminate and all amounts under the Revolver then outstanding mature in 2002. As of December 31, 2000, there was $2.3 million outstanding under the Term Facility and no outstanding balance on the Revolver. The Company currently has outstanding letters of credit of $22.1 million which reduces the outstanding borrowing capacity under the revolver to $52.9 million.

     The Company's obligations under the Senior Bank Facility bear interest at floating rates and require interest payments on varying dates depending on the interest rate option selected by the Company. At December 31, 2000, the weighted average interest rate on outstanding borrowings under the Senior Bank Facility was 7.44%.

     The Company has outstanding $150.0 million principal amount of 11.75% Senior Subordinated Notes due 2005 under an Indenture dated June 12, 1995, $150.0 million of 11.75% Series B Senior Subordinated Notes due June 2005 under an Indenture dated June 17, 1997, priced at 108.75% for an effective interest rate of 10.15% (collectively, the "11 3/4% Notes") and $5.0 million of 14% Senior Subordinated Notes (the "14% Notes") due June 1, 2005 (collectively, the "Senior Subordinated Notes"). The 11 3/4% Notes bear interest at the rate of 11.75% per annum, requiring semi-annual interest payments of $17.6 million on each June 1 and December 1. The 14% Notes bear interest at the rate of 14% per annum, requiring a semi-annual interest payment of $0.4 million on each June 1 and December 1. Neither the 11 3/4% nor the 14% Notes are subject to any sinking fund requirements.

     In connection with the Camden Acquisition, the Company assumed debt related to two Industrial Revenue Bonds (the "IRBs") totaling $15.5 million. The IRBs are due in August 2005 and March 2016 in the amounts of $9.0 million and $6.5 million, respectively. The IRBs bear interest at a rate per annum which is tied to the Tax Exempt Money Market Index. Rates change weekly and interest is paid monthly. The IRBs are collateralized by letters of credit totaling $15.5 million. As of December 31, 2000, the weighted average interest rate on the IRBs was 4.39%.

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

     In connection with the Wire Harness Sale, the Company agreed to indemnify Viasystems for certain claims and litigation including any current or future claims related to a specific product liability issue. The Wire Harness Segment originally established a reserve of $4.2 million in 1996 based on the probable and reasonably estimable loss. In 1999, the Wire Harness Segment revised its estimated loss and increased the reserve by $3.0 million. In 2000, the Company increased the liability by $3.0 million related to the additional costs expected for resolution. As of December 31, 2000, the balance of such reserve was $5.1 million.

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

     In February 2001, the Company announced its plan for a realignment of production facilities which is expected to benefit both the short and long-term operations of the Company. In connection with this plan, the Company will close three of its plants, which are located in Ardmore, Alabama; Elkmont, Alabama; and Corunna, Indiana. The production capacity for these locations will be primarily transferred and consolidated into the Company's plants in Texas, which will be expanded as necessary to accommodate the production transfer. In conjunction with this plan, the Company has undertaken a strategic initiative and expects to establish a "greenfield" insulated wire facility in Mexico by the end of 2001. The startup of this Mexican facility will complete the Company's realignment and enhance the Company's position as a low-cost producer of insulated wire. The plan will likely result in a one-time restructuring charge of between $5.0 million and $7.0 million to be paid in 2001. In addition, the Company estimated that it will spend approximately $5.5 million on capital expenditures related to this plan.

     The Company's primary sources of liquidity are cash flows from operations and borrowings under the Revolver, which are subject to a borrowing base calculation. The major uses of cash in 2001 are expected to be for debt service requirements and capital expenditures. In 2001, debt service requirements are estimated at approximately $39.7 million while capital expenditures are estimated at approximately $23.0 million.

Management believes that cash from operating activities, together with available borrowings under the Revolver, if necessary, should be sufficient to permit the Company to meet these financial obligations.

                      RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board (the "FASB") adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133 as of January 1, 2001 and believes that the adoption of this statement will not have a significant impact on the Company's consolidated financial position or results of operations.

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS No. 125." SFAS No. 140 revised the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement shall be applied prospectively, except as provided in paragraphs 20, 21, 23, and 24. Earlier or retroactive application of this statement is not permitted. Management does not anticipate SFAS No. 140 will have a material effect on the Company's consolidated financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not ordinarily hold market risk sensitive instruments for trading purposes. The Company does, however, recognize market risk from interest rate, foreign currency exchange and commodity price exposure.

INTEREST RATE RISK

     At December 31, 2000, approximately $17.8 million of the Company's long-term debt, specifically, borrowings outstanding under the Senior Bank Facility and IRBs, bears interest at variable rates. Given the current amount of long-term debt subject to variable interest rates, the Company does not believe that the associated interest rate risk is material and is not currently engaged in any hedging activities.

FOREIGN CURRENCY RISK

     The Company has operations in the Philippines, France and Italy. The Company's operations may, therefore, be subject to volatility because of currency fluctuations. Sales and expenses are denominated in local currencies for the French and Italian operations and in the U.S. Dollar for the Philippines operation. The Company, from time-to-time, evaluates various currency hedging programs that could reduce the risk. Our hedging operations historically have not been material and gains or losses from these operations have not been material to our cash flows, financial position or results from operations.

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

ITEM 8. FINANCIAL STATEMENTS

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
INTERNATIONAL WIRE GROUP, INC.
  Report of Independent Accountants.........................   19
  Consolidated Balance Sheets as of December 31, 2000 and
     1999...................................................   20
  Consolidated Income Statements for the years ended
     December 31, 2000, 1999 and 1998. .....................   21
  Consolidated Statements of Stockholder's Equity (Deficit)
     for the years ended December 31, 2000, 1999 and
     1998. .................................................   22
  Consolidated Statements of Cash Flows for the years ended
     December 31, 2000, 1999 and 1998. .....................   23
  Notes to Consolidated Financial Statements................   24
  Consolidated Financial Statement Schedule for the years
     ended December 31, 2000, 1999 and 1998:
  Schedule II -- Valuation and Qualifying Accounts..........   45

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and shareholder of International Wire Group, Inc.:

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of International Wire Group, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 2 to the consolidated financial statements, the Company changed its method of reporting start-up activities in 1999.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas
February 7, 2001

                         INTERNATIONAL WIRE GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                               AS OF DECEMBER 31,

                                                                2000       1999
                                                              --------   --------
                                     ASSETS

Current assets:
  Cash and cash equivalents.................................  $ 32,244   $  7,425
  Accounts receivable, less allowance of $2,760 and
     $2,879.................................................    82,339    101,310
  Inventories...............................................    83,527     92,142
  Prepaid expenses and other................................     7,109     12,223
  Deferred income taxes.....................................    21,054     15,436
                                                              --------   --------
          Total current assets..............................   226,273    228,536
  Property, plant and equipment, net........................   148,414    184,660
  Deferred financing costs, net.............................     5,810     14,011
  Intangible assets, net....................................   201,611    243,627
  Other assets..............................................     3,626      7,273
                                                              --------   --------
          Total assets......................................  $585,734   $678,107
                                                              ========   ========

                 LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities:
  Current maturities of long-term obligations...............  $  4,312   $  9,606
  Accounts payable..........................................    42,654     48,655
  Accrued and other liabilities.............................    18,488     22,654
  Accrued payroll and payroll related items.................    11,740     12,858
  Customers' deposits.......................................    19,739     20,987
  Accrued interest..........................................     3,195      4,041
                                                              --------   --------
          Total current liabilities.........................   100,128    118,801
  Long-term obligations, less current maturities............   331,121    526,338
  Deferred income taxes.....................................    12,971     21,772
  Other long-term liabilities...............................    33,765     30,926
                                                              --------   --------
          Total liabilities.................................   477,985    697,837
Stockholder's equity (deficit):
  Common stock, $.01 par value, 1,000 shares authorized,
     issued and outstanding.................................         0          0
  Contributed capital.......................................   246,724    124,751
  Carryover of predecessor basis............................   (67,762)   (67,762)
  Accumulated deficit.......................................   (69,989)   (76,719)
  Accumulated other comprehensive loss......................    (1,224)        --
                                                              --------   --------
          Total stockholder's equity (deficit)..............   107,749    (19,730)
                                                              --------   --------
          Total liabilities and stockholder's equity
           (deficit)........................................  $585,734   $678,107
                                                              ========   ========

        See accompanying notes to the consolidated financial statements

                         INTERNATIONAL WIRE GROUP, INC.

                         CONSOLIDATED INCOME STATEMENTS
                                 (IN THOUSANDS)
                        FOR THE YEARS ENDED DECEMBER 31,

                                                                2000       1999       1998
                                                              --------   --------   --------
Net sales...................................................  $564,250   $481,665   $497,540
Operating expenses:
  Cost of goods sold........................................   419,172    346,975    367,420
  Selling, general and administrative expenses including
     non-cash compensation expense (income) of $80,
     ($1,542), and $4,158, respectively.....................    47,123     40,504     44,561
  Depreciation and amortization.............................    36,206     35,537     34,999
  Loss on sale of property, plant and equipment.............       543         --         --
  Unusual item..............................................       650         --         --
                                                              --------   --------   --------
Operating income............................................    60,556     58,649     50,560
Other income (expense):
  Interest expense..........................................   (40,804)   (43,955)   (44,292)
  Amortization of deferred financing costs..................    (2,097)    (2,521)    (2,461)
  Other, net................................................      (222)        --         99
                                                              --------   --------   --------
Income from continuing operations before income tax
  provision, cumulative effect of change in accounting
  principle and extraordinary item..........................    17,433     12,173      3,906
  Income tax provision......................................     7,799      4,613      3,348
                                                              --------   --------   --------
Income from continuing operations before cumulative effect
  of change in accounting principle and extraordinary
  item......................................................     9,634      7,560        558
Income (loss) from discontinued operations, net of income
  taxes of ($1,261), $4,355 and $6,654, respectively........      (157)     6,364      9,097
                                                              --------   --------   --------
Income before cumulative effect of change in accounting
  principle and extraordinary item..........................     9,477     13,924      9,655
Cumulative effect of change in accounting for start-up
  costs, net of tax benefit of $592.........................        --       (818)        --
                                                              --------   --------   --------
Income before extraordinary item............................     9,477     13,106      9,655
Extraordinary item -- loss related to early extinguishment
  of debt, net of income tax benefit of $2,073..............    (2,747)        --         --
                                                              --------   --------   --------
          Net income........................................  $  6,730   $ 13,106   $  9,655
                                                              ========   ========   ========

        See accompanying notes to the consolidated financial statements

                         INTERNATIONAL WIRE GROUP, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                                                                        ACCUMULATED
                                                          CARRYOVER OF                     OTHER
                                   COMMON   CONTRIBUTED   PREDECESSOR    ACCUMULATED   COMPREHENSIVE
                                   STOCK      CAPITAL        BASIS         DEFICIT     INCOME (LOSS)    TOTAL
                                   ------   -----------   ------------   -----------   -------------   --------
Balance December 31, 1997........    $0      $121,414       $(67,762)     $(99,480)       $    --      $(45,828)
Capital contributed..............    --           455             --            --             --           455
Non-cash compensation expense....    --         4,158             --            --             --         4,158
Comprehensive income:
  Net income.....................    --            --             --         9,655             --         9,655
                                     --      --------       --------      --------        -------      --------
Balance December 31, 1998........     0       126,027        (67,762)      (89,825)            --       (31,560)
Capital contributed..............    --           496             --            --             --           496
Repurchase of stock of Holding...    --          (230)            --            --             --          (230)
Non-cash compensation income.....    --        (1,542)            --            --             --        (1,542)
Comprehensive income:
  Net income.....................    --            --             --        13,106             --        13,106
                                     --      --------       --------      --------        -------      --------
Balance December 31, 1999........     0       124,751        (67,762)      (76,719)            --       (19,730)
Capital contributed..............    --       121,893             --            --             --       121,893
Non-cash compensation expense....    --            80             --            --             --            80
Comprehensive income (loss):
  Net income.....................    --            --             --         6,730             --         6,730
  Foreign currency translation
    adjustments..................    --            --             --            --         (1,224)       (1,224)
                                     --      --------       --------      --------        -------      --------
Balance December 31, 2000........    $0      $246,724       $(67,762)     $(69,989)       $(1,224)     $107,749
                                     ==      ========       ========      ========        =======      ========

        See accompanying notes to the consolidated financial statements

                         INTERNATIONAL WIRE GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                        FOR THE YEARS ENDED DECEMBER 31,

                                                                2000        1999       1998
                                                              ---------   --------   --------
Cash flows provided by (used in) operating activities:
  Net income................................................  $   6,730   $ 13,106   $  9,655
  Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
     Depreciation...........................................     27,336     26,905     24,563
     Amortization of intangibles............................      8,870      8,632     10,436
     Amortization of deferred financing costs...............      2,097      2,521      2,461
     Loss on sale of property, plant and equipment..........        543         --         --
     (Income) loss from discontinued operations.............        157     (6,364)    (9,097)
     Cumulative effect of change in accounting for start-up
       costs................................................         --        818         --
     Extraordinary loss on early extinguishment of debt.....      2,747         --         --
     Non-cash compensation expense (income).................         80     (1,542)     4,158
     Deferred income taxes..................................       (560)     2,636      3,369
     Change in assets and liabilities, net of acquisitions:
       Accounts receivable..................................      3,655    (10,294)    10,777
       Inventories..........................................    (12,596)    (1,210)    (6,871)
       Prepaid expenses and other...........................       (455)    (7,602)    (8,258)
       Accounts payable.....................................      7,901      8,145    (24,069)
       Accrued and other liabilities........................      2,262     (7,305)    (8,508)
       Accrued payroll and payroll related items............       (223)      (336)     4,533
       Customers' deposits..................................     (1,248)    (1,601)     1,483
       Accrued interest.....................................       (850)       367     (1,160)
       Income taxes payable/refundable......................      1,141      4,669     (1,191)
       Other long-term liabilities..........................     (3,780)    (4,608)     7,237
                                                              ---------   --------   --------
          Net cash provided by continuing operations........     43,807     26,937     19,518
     Net cash provided by (used in) discontinued
       operations...........................................     (9,197)    24,538     21,128
                                                              ---------   --------   --------
          Net cash from operating activities................     34,610     51,475     40,646
                                                              ---------   --------   --------
Cash flows used in investing activities:
  Acquisitions, net of cash acquired........................     (3,861)   (20,000)    (7,821)
  Capital expenditures by continuing operations.............    (22,469)   (19,883)   (29,288)
  Proceeds from sale of property, plant and equipment.......      9,147         --         --
  Capital expenditures by discontinued operations...........       (982)   (10,623)    (5,011)
                                                              ---------   --------   --------
          Net cash used in investing activities.............    (18,165)   (50,506)   (42,120)
                                                              ---------   --------   --------
Cash flows provided by (used in) financing activities:
  Equity proceeds...........................................         66         42         --
  Proceeds from issuance of long-term obligations...........         --     25,000         --
  Repayment of long-term obligations........................   (200,255)    (7,261)    (5,339)
  Borrowing (repayment) on revolver.........................         --     (9,000)     8,175
  Repurchase of stock of Holding............................         --       (230)        --
  Cash proceeds from sale of the Wire Harness Segment, net
     of selling expenses....................................    209,298         --         --
  Financing fees and other..................................       (699)    (2,095)    (1,362)
                                                              ---------   --------   --------
          Net cash from financing activities................      8,410      6,456      1,474
                                                              ---------   --------   --------
Effect of exchange rate changes on cash and cash
  equivalents...............................................        (36)        --         --
                                                              ---------   --------   --------
          Net change in cash and cash equivalents...........     24,819      7,425         --
Cash and cash equivalents at beginning of the period........      7,425         --         --
                                                              ---------   --------   --------
Cash and cash equivalents at end of the period..............  $  32,244   $  7,425   $     --
                                                              =========   ========   ========

        See accompanying notes to the consolidated financial statements

                         INTERNATIONAL WIRE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                       (IN THOUSANDS, EXCEPT SHARE DATA)

1. COMPANY BACKGROUND, ACQUISITIONS AND DIVESTITURES

     International Wire Group, Inc. (the "Company"), a Delaware corporation, through its subsidiaries, is a leading designer and manufacturer of wire products, including bare and tin-plated copper wire and insulated wire. The Company's products include a broad spectrum of copper wire configurations and gauges with a variety of electrical and conductive characteristics and are utilized by a wide variety of customers primarily in the appliance, automotive, electronics and data communications and industrial equipment industries. The Company manufactures and distributes its products at 29 facilities located in the United States, Italy, the Philippines and France. The Company's products are used by a wide variety of customers primarily in the appliance, automotive, electronics and data communications and industrial equipment industries.

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

     On December 29, 1999, the Company acquired the business of a group of three French wire and cable manufacturers (collectively, the "Forissier Group"). Two of the companies manufacture and market specialty braids, rope and cable products and the third company manufactures and markets insulated wire products. The total consideration paid in connection with these acquisitions, including fees and expenses, was $23,861. This acquisition was accounted for using the purchase method of accounting whereby the total acquisition cost has been allocated to the consolidated assets and liabilities based upon their estimated respective fair values.

     On March 29, 2000, the Company consummated the sale of its Wire Harness Segment to Viasystems International, Inc. ("Viasystems") for $210,798 in cash (the "Wire Harness Sale"). In connection therewith, the Company entered into an agreement to supply Viasystems' wire harness business with substantially all of their insulated wire requirements through 2003, which is a continuation of existing practice. See Note 6 for further discussion of the Wire Harness Sale.

2. SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The consolidated financial statements include the accounts of Group and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

  Revenue Recognition

     Sales and related cost of goods sold are included in income when goods are shipped to customer in accordance with the delivery terms.

                         INTERNATIONAL WIRE GROUP, INC.

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

  Intangible Assets

     Intangible assets consist principally of goodwill arising from the excess of cost over the value of net assets acquired which is amortized using the straight-line method over a range of twenty to forty years. Accumulated amortization aggregated $33,991 and $34,894 at December 31, 2000 and 1999, respectively.

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

  Deferred Financing Costs

     Deferred financing costs, consisting of fees and other expenses associated with debt financing are amortized over the term of the related debt using the straight-line method, which approximates the effective interest method. Accumulated amortization aggregated $15,501 and $13,404 at December 31, 2000 and 1999, respectively.

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

                         INTERNATIONAL WIRE GROUP, INC.

  Foreign Currency Translation

     The Company has operations in the Philippines, Italy and France. Local currencies are the functional currency for all of the Company's foreign subsidiaries located in France and Italy. Accordingly, assets and liabilities of these foreign subsidiaries are translated at the rates of exchange if effect at the balance sheet date. Income and expense items of these subsidiaries are translated at average monthly rates of exchange. The resultant translation gains and losses are reported in other comprehensive income.

     The U.S. Dollar is the functional currency for the operations in the Philippines. All gains and losses from remeasurement and transactions are determined using a combination of current and historical rates and are included in net income.

     Exchange gains and losses arising from transactions in currencies other than the functional currency of the subsidiary involved are included in income. To date, the effect of such amounts on net income has not been material.

  Fair Value of Financial Instruments

     The Company's financial instruments, excluding the Senior Notes (as hereinafter defined) are carried at amounts that approximate fair value. The Company has estimated the fair market value of the Senior Notes using current market data. The fair market value of the Senior Notes was approximately $293,250 and $308,625 at December 31, 2000 and 1999, respectively.

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

  Statement of Cash Flows

     For purposes of the consolidated statement of cash flows, the Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. Interest paid for the years ended December 31, 2000, 1999 and 1998, was $41,654, $49,480 and $51,787,
respectively. Net taxes paid (refunded) for the years ended December 31, 2000, 1999 and 1998 were $12,340, ($6) and $5,644, respectively.

     In fiscal 2000, 1999 and 1998, the Company recorded capital lease obligations of $873, $320 and $1,044, respectively, for property, plant and equipment.

  Significant Customer

     For the years ended December 31, 2000, 1999 and 1998, the Company had sales to one customer that exceeded 10% of consolidated net sales from continuing operations. Sales to this customer represented 13%, 15% and 10% of net sales for each year, respectively.

  Reclassification of Financial Information

     Certain items in the prior years' financial statements have been reclassified to conform with the current period presentation.

                         INTERNATIONAL WIRE GROUP, INC.

  Change in Accounting Principle

     In April 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities," which requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company adopted SOP 98-5 effective January 1, 1999. The Company had $1,410 in net capitalized start-up costs remaining from continuing operations at December 31, 1998, which the Company expensed in accordance with SOP 98-5 at January 1, 1999.

  Recently Issued Accounting Standards

     In June 1998, the FASB adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133 as of January 1, 2001 and believes that the adoption of this statement will not have a significant impact on the Company's consolidated financial position or results of operations.

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS No. 125". SFAS No. 140 revised the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement shall be applied prospectively, except as provided in paragraphs 20, 21, 23, and 24. Earlier or retroactive application of this statement is not permitted. Management does not anticipate SFAS No. 140 will have a material effect on the Company's consolidated financial position or results of operations.

3. INVENTORIES

     The composition of inventories is as follows:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2000      1999
                                                              -------   -------
Raw materials...............................................  $28,402   $30,723
Work-in process.............................................   26,414    19,168
Finished goods..............................................   28,711    42,251
                                                              -------   -------
          Total inventories.................................  $83,527   $92,142
                                                              =======   =======

     The current cost of inventories at December 31, 2000 and 1999 approximated the carrying cost.

                         INTERNATIONAL WIRE GROUP, INC.

4. PROPERTY, PLANT AND EQUIPMENT

     The composition of property, plant and equipment is as follows:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
Land........................................................  $   3,400   $   3,759
Buildings and improvements..................................     50,423      51,367
Machinery and equipment.....................................    231,988     270,892
Construction in progress....................................      3,332       2,824
                                                              ---------   ---------
                                                                289,143     328,842
Less: accumulated depreciation..............................   (140,729)   (144,182)
                                                              ---------   ---------
                                                              $ 148,414   $ 184,660
                                                              =========   =========

5. FINANCING COSTS

     In 2000, the Company recorded additional deferred financing costs of $699 related to the December 1999 amendment to the Amended and Restated Credit Agreement. In March 2000, the Company repaid a substantial portion of the outstanding balance of the Amended and Restated Credit Agreement with the proceeds received from the Wire Harness Sale (See Note 6 for further discussion of the Wire Harness Sale). Accordingly, the Company recorded an extraordinary loss of $2,747, net of income tax benefit, related to the write-off of deferred financing fees.

     In December 1999, the Company amended the Amended and Restated Credit Agreement in connection with the acquisition of the Forissier Group. Accordingly, the Company recorded deferred financing costs of $2,095.

6. RELATED PARTY TRANSACTIONS AND DISCONTINUED OPERATIONS

     On March 29, 2000, the Company consummated the sale of its Wire Harness Segment to Viasystems for $210,798 in cash. The Company and Viasystems are commonly controlled by affiliates of Hicks, Muse. As such, the Company has accounted for the Wire Harness Sale on a basis consistent with the accounting for a transfer of assets between commonly owned entities. The Company has recorded an addition to contributed capital related to the transaction of $121,713, which represents the excess of the proceeds over the net book value of the assets disposed plus the related expenses, approximately $1,500, and estimated taxes of $7,000. The results of operations of the Wire Harness Segment have been reclassified to discontinued operations for all periods presented.

     The purchase price was determined by senior management of both companies. In addition, each of the boards of directors received opinions from nationally recognized financial advisors that the purchase price was fair, from a financial point of view, to each of the respective parties.

     In connection with the Wire Harness Sale, the Company entered into an agreement to supply Viasystems' wire harness business with substantially all of their insulated wire requirements through 2003, which is a continuation of existing practice.

     Additionally, the Company agreed to indemnify Viasystems for certain claims and litigation including any current or future claims related to the case titled Whirlpool Corporation v. Wirekraft Industries, Inc. ("Whirlpool Case"), certain product liability claims, as described in the purchase agreement (the "Wire Harness Product Liability Claims"), and any current or future liabilities associated with the Internal Revenue Service ("IRS") examination of the U.S. income tax return of Kirtland Indiana, Limited Partnership for the tax period ended December 21, 1992 (the "IRS Examination").

                         INTERNATIONAL WIRE GROUP, INC.

     During the third quarter of 2000, the Company and Viasystems reached a settlement in the Whirlpool Case and agreed to pay the plaintiff $3,650. The Company recognized a charge to income (loss) from discontinued operations of $2,081, net of income tax benefit of $1,569, as a result of this settlement. During the fourth quarter of 2000, the Company and Viasystems reached a settlement with the IRS related to the IRS Examination and agreed to pay $2,026 which had been provided for in a prior year. Also in the fourth quarter, the Company recognized a charge to income (loss) from discontinued operations of $1,710, net of income tax benefit, as a result of its indemnification obligation related to the Wire Harness Product Liability Claims. As of December 31, 2000 and 1999, the reserve for the Company's indemnification liability related to the Wire Harness Product Liability Claims was $5,069 and $3,707, respectively. The Company believes that final resolution of the remaining matters will not have a material adverse effect on the Company and that adequate amounts of reserves have been established.

     For the period ended March 29, 2000 and the years ended December 31, 1999 and 1998, the Wire Harness Segment reported net sales of $50,005, $191,046 and $170,393, respectively. A portion of the Company's interest expense has been allocated to discontinued operations based upon the intercompany debt balances attributable to the Wire Harness Segment. The interest expense allocated to discontinued operations for the period ended March 29, 2000 and the years ended December 31, 1999 and 1998 was $5, $5,884 and $6,335, respectively.

     During the years ended December 31, 2000, 1999 and 1998, the Company had sales to Viasystems, a related party, of $30,401, $29,021 and $22,021, respectively.

     In connection with the Acquisitions and the related financing, the Company entered into a Monitoring and Oversight Agreement ("Agreement") with Hicks, Muse & Co. Partners, L.P. ("Hicks Muse Partners"), an affiliate of the Company. The Agreement provides that the Company shall pay Hicks Muse Partners an annual fee of $500, for ten years for monitoring and oversight services adjusted annually at the end of each fiscal year to an amount equal to 0.1% of the consolidated net sales of the Company, but in no event less than $500 annually. The expense related to the Agreement totaled $639, $635 and $656 for 2000, 1999 and 1998, respectively.

7. LONG-TERM OBLIGATIONS

     The composition of long-term obligations at December 31, 2000 and 1999 is as follows:

                                                                2000       1999
                                                              --------   --------
Amended and Restated Credit Agreement:
  Revolving credit facility.................................  $     --   $     --
  Term facility.............................................     2,273    200,500
Senior Subordinated Notes...................................   150,000    150,000
Series B Senior Subordinated Notes..........................   150,000    150,000
Series B Senior Subordinated Notes Premium..................     8,523      9,979
Industrial revenue bonds....................................    15,500     15,500
Other.......................................................     9,137      9,965
                                                              --------   --------
                                                               335,433    535,944
Less, current maturities....................................     4,312      9,606
                                                              --------   --------
                                                              $331,121   $526,338
                                                              ========   ========

                         INTERNATIONAL WIRE GROUP, INC.

     The schedule of principal payments (excluding unamortized premium) for long-term obligations at December 31, 2000 is as follows:

2001......................................................  $  2,701
2002......................................................     1,815
2003......................................................       375
2004......................................................       125
2005......................................................   314,137
Thereafter................................................     7,757
                                                            --------
          Total...........................................  $326,910
                                                            ========

  Amended and Restated Credit Agreement

     With the proceeds it received from the Wire Harness Sale, the Company repaid a substantial portion of its Senior Bank Facility in March 2000. The Company repaid all of the outstanding borrowing on the Term A1 Loan and Term B Loan of the Amended and Restated Credit Agreement dated June 17, 1997, as amended (the "Credit Agreement"). Additionally, the Company repaid a portion of the Term A Loan. As amended, the Senior Bank Facility provides senior secured financing of up to $77,273, consisting of a $2,273 Tranche A Loan (the "Term Facility") and a $75,000 revolving credit facility (the "Revolver"). The Company is obligated to make principal payments in respect of the Term Facility of $1,136 in 2001 and $1,136 in 2002. In addition, the Senior Bank Facility may require a prepayment on the term loans based on an excess cash flow calculation as defined in the Senior Bank Facility agreement. The Revolver is available for working capital purposes including letters of credit. The commitments terminate and all amounts under the Revolver then outstanding mature in 2002.

     In connection with the acquisition of the Forissier Group, the Company amended the Credit Agreement in December 1999 to obtain an additional $25,000 Term A1 Loan. The Term A1 Loan was repaid in March 2000 with the proceeds of the Wire Harness Sale.

     Borrowings under the Term A Loan and Revolver bear interest, at the option of the Company, at a rate per annum equal to (a) the Alternate Base Rate (as defined in the Credit Agreement) plus 0.25% or (b) the Eurodollar Rate (as defined in the Credit Agreement) plus 1.25%. The Alternate Base Rate and Eurodollar Rate margins are established quarterly based on a formula as defined in the Credit Agreement. Interest payment dates vary depending on the interest rate option to which the Term Facility and the Revolver are tied, but generally interest is payable quarterly. The Credit Agreement contains several financial covenants which, among other things, require the Company to maintain certain financial ratios and restrict the Company's ability to incur indebtedness, make capital expenditures and pay dividends. The weighted average interest rate on outstanding borrowings under the Credit Agreement was 7.44% and 8.11% at December 31, 2000 and 1999, respectively.

  Senior Subordinated Notes and Series B Senior Subordinated Notes

     The Senior Subordinated Notes issued in connection with the Acquisitions and the Series B Notes issued in connection with the refinancing of the Term Facility in 1997 (collectively, the "Senior Notes") were issued under similar indentures (the "Indentures") dated June 12, 1995 and June 17, 1997, respectively. The Senior Notes represent unsecured general obligations of the Company and are subordinated to all Senior Debt (as defined in the Indentures) of the Company.

     The Senior Notes are fully and unconditionally (as well as jointly and severally) guaranteed on an unsecured, senior subordinated basis by each subsidiary of the Company (the "Guarantor Subsidiaries") other than IWG-Philippines, Inc., IWG International, Inc., Italtrecce-Societa Italiana Trecce & Affini S.r.l.,

                         INTERNATIONAL WIRE GROUP, INC.

International Wire SAS, Tresse Metallique J. Forissier, S.A., Cablerie E. Charbonnet, S.A., Fressynet, S.A. (the "Non-Guarantor Subsidiaries"). Each of the Guarantor Subsidiaries and Non-Guarantor Subsidiaries is wholly owned by the Company.

     The Senior Notes mature on June 1, 2005. Interest on the Senior Notes is payable semi-annually on each June 1 and December 1. The Senior Notes bear interest at the rate of 11.75% per annum. The Senior Notes became redeemable, at the Company's option, at the redemption prices of 105.875% on June 1, 2000. The redemption price decreases gradually to 100% at June 1, 2003, and thereafter, with accrued interest.

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

  Industrial Revenue Bonds

     In connection with a previous acquisition, the Company assumed debt related to two Industrial Revenue Bonds (the "IRB's") totaling $15,500. The IRB's are due in August, 2005 and March, 2016 in the amounts of $9,000 and $6,500, respectively. The IRB's bear interest at a rate per annum which is tied to the Tax Exempt Money Market Index which resulted in an effective rate of 4.39% and 4.29% at December 31, 2000 and 1999, respectively. Rates change weekly and interest is paid monthly. The IRB's are collateralized by letters of credit totaling $15,681.

8. INCOME TAXES

     The Company accounts for income taxes in accordance with the provisions of SFAS No. 109. The provision for income taxes is as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                            2000      1999     1998
                                                           -------   ------   -------
Current:
  Federal................................................  $ 6,337   $1,346   $  (516)
  State..................................................    1,158      437       309
  Foreign................................................      864      194       186
                                                           -------   ------   -------
                                                             8,359    1,977       (21)
                                                           -------   ------   -------
Deferred:
  Federal................................................     (478)   2,121     2,864
  State..................................................      (80)     515       505
  Foreign................................................       (2)      --        --
                                                           -------   ------   -------
                                                              (560)   2,636     3,369
                                                           -------   ------   -------
  Income tax provision for continuing operations.........    7,799    4,613     3,348
Tax expense (benefit) on discontinued operations.........   (1,261)   4,355     6,654
Tax benefit on change in accounting principle............       --     (592)       --
Tax benefit on extraordinary item........................   (2,073)      --        --
                                                           -------   ------   -------
          Total provision................................  $ 4,465   $8,376   $10,002
                                                           =======   ======   =======

                         INTERNATIONAL WIRE GROUP, INC.

     The components of income from continuing operations before income taxes, cumulative effect of change in accounting principle and extraordinary item were as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2000      1999      1998
                                                          -------   -------   -------
Domestic................................................  $ 9,280   $11,000   $ 5,809
Foreign.................................................    8,153     1,173    (1,903)
                                                          -------   -------   -------
Income from continuing operations before income taxes,
  cumulative effect of change in accounting principle
  and extraordinary item................................  $17,433   $12,173   $ 3,906
                                                          =======   =======   =======

     Reconciliation between the statutory income tax rate and effective tax rate is summarized below:

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                            2000      1999     1998
                                                           -------   ------   -------
U.S. Federal statutory rate at 35%.......................  $ 6,102   $4,261   $ 1,367
State taxes, net of federal effect.......................      701      619       529
Foreign taxes............................................   (1,992)    (218)      864
Nondeductible expenses...................................      412      142    (1,053)
Nondeductible amortization of intangibles................    1,268    1,220     1,380
Nondeductible compensation expense (income)..............       28     (540)    1,455
Other....................................................    1,280     (871)   (1,194)
                                                           -------   ------   -------
                                                           $ 7,799   $4,613   $ 3,348
                                                           =======   ======   =======

     The tax effects of significant temporary differences representing deferred tax assets and liabilities are as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2000      1999      1998
                                                          -------   -------   -------
Deferred tax assets:
  Accounts receivable reserves..........................  $   862   $ 1,110   $ 1,106
  Inventories...........................................    5,742     5,872     8,808
  Accrued liabilities not yet deductible................    8,849       194     1,393
  Net operating loss carryforward.......................       --     6,402       799
  AMT credit carryforward...............................    5,286     1,858     2,259
  Postretirement benefits...............................    2,638     2,690     2,912
  Capital loss..........................................    3,213        --        --
  Other.................................................      315       215       341
                                                          -------   -------   -------
                                                           26,905    18,341    17,618
  Valuation allowance...................................   (3,213)       --        --
                                                          -------   -------   -------
                                                           23,692    18,341    17,618
Deferred tax liabilities:
  Depreciation and amortization.........................   15,609    24,677    18,695
                                                          -------   -------   -------
          Net deferred tax asset (liability)............  $ 8,083   $(6,336)  $(1,077)
                                                          =======   =======   =======

     The Company has no present intention of remitting undistributed earnings of its foreign subsidiaries and, accordingly, no deferred tax liability has been established relative to these earnings.

                         INTERNATIONAL WIRE GROUP, INC.

     In connection with the Wire Harness Sale, the Company agreed to indemnify Viasystems for any current or future liabilities associated with the IRS Examination. During the fourth quarter of 2000, the Company and Viasystems reached a settlement with the IRS related to the IRS Examination and agreed to pay $2,026 (see Note 6 for further discussion of the Wire Harness Sale).

9. UNUSUAL ITEM

     In the third quarter of 2000, the Company relocated certain administrative functions from its St. Louis, Missouri office to its Camden, New York office. As a result of this transition, certain employees of the Company were offered and accepted severance agreements. The Company recorded an unusual charge of $650, before income tax, related to the future payments associated with these agreements. As of December 31, 2000, the related liability was $626.

10. RETIREMENT BENEFITS AND STOCK OPTION PLANS

     The Company sponsors a number of defined contribution retirement plans which provide retirement benefits for eligible employees. Company contribution expense related to these retirement plans for the years ended December 31, 2000, 1999 and 1998 amounted to approximately $3,039, $3,576 and $3,670, respectively.

     Holding's Qualified and Non-Qualified Stock Option Plan (the "Option Plan") provides for the granting of up to 4,795,322 shares of common stock to officers and key employees of Holding and the Company. Under the Option Plan, options granted approximate market value of the common stock at the date of grant. Such options vest ratably over a five-year period commencing on the first anniversary date after the date of grant, and vested options are exercisable at the discretion of the committee appointed to administer the Option Plan. Generally, an option may be exercised only if the holder is an officer or employee of Holding or the Company at the time of exercise. Options granted under the Option Plan are not transferable, except by will and the laws of descent and distribution.

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

                                                             YEAR ENDED DECEMBER 31,
                                                            -------------------------
                                                             2000     1999      1998
                                                            ------   -------   ------
As reported...............................................  $6,730   $13,106   $9,655
Pro forma.................................................  $6,489   $12,918   $9,345

     The minimum value of each option grant is estimated on the date of grant with the following assumptions: (i) risk-free interest rates of 6.4%, 6.0% and 6.0% in 2000, 1999 and 1998, respectively; and (ii) expected life of 10 years.

                         INTERNATIONAL WIRE GROUP, INC.

     The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. Additional awards in future years are anticipated.

     Changes in the status of the Option Plan are summarized below:

                                                 WEIGHTED AVERAGE
                                                  EXERCISE PRICE     OPTIONS     OPTIONS
                                                    PER SHARE        GRANTED     VESTED
                                                 ----------------   ---------   ---------
December 31, 1997..............................       $1.12         4,476,444   1,081,444
  Granted......................................       $1.81           225,000          --
  Vested.......................................       $1.12                --     885,000
  Forfeitures..................................       $1.41          (304,992)    (44,992)
                                                                    ---------   ---------
December 31, 1998..............................       $1.14         4,396,452   1,921,452
  Granted......................................       $2.24           400,000          --
  Vested.......................................       $1.11                --     755,000
  Exercised....................................       $1.40           (30,000)    (30,000)
  Forfeitures..................................       $1.33          (570,000)   (140,000)
                                                                    ---------   ---------
December 31, 1999..............................       $1.22         4,196,452   2,506,452
  Granted......................................       $2.24           420,000          --
  Vested.......................................       $1.22                --     809,584
  Exercised....................................       $1.00           (66,250)    (66,250)
  Forfeitures..................................       $1.67          (365,689)     (5,273)
                                                                    ---------   ---------
December 31, 2000..............................       $1.29         4,184,513   3,244,513
                                                                    =========   =========

     The weighted average grant-date fair value of options granted during 2000, 1999 and 1998 was $1.20, $1.26 and $1.04, respectively. Of the 4,184,513 options outstanding under the Option Plan at December 31, 2000, 2,830,000 have an exercise price at $1.00 per share, 423,334 at $1.40 per share, 36,179 at $1.63 per share, 205,000 at $1.81 per share and 690,000 at $2.24 per share and have weighted average remaining contractual lives of between 5 and 10 years. The weighted average exercise price of options vested at December 31, 2000 is $1.10 per share.

     Changes in the status of the Performance Options are summarized below:

                                                    WEIGHTED AVERAGE
                                                     EXERCISE PRICE     OPTIONS    OPTIONS
                                                       PER SHARE        GRANTED    VESTED
                                                    ----------------   ---------   -------
December 31, 1997.................................       $1.16         4,202,744     --
  Granted.........................................       $  --                --     --
  Forfeitures.....................................       $1.26          (350,228)    --
                                                                       ---------     --
December 31, 1998.................................       $1.26         3,852,516     --
  Reissued........................................       $1.26           350,228     --
                                                                       ---------     --
December 31, 1999.................................       $1.38         4,202,744     --
  Granted.........................................       $  --                --     --
                                                                       ---------     --
December 31, 2000.................................       $1.50         4,202,744     --
                                                                       =========     ==

     Of the Performance Options outstanding at December 31, 2000, 2,966,178 and 1,236,566 have exercise prices of $1.54 and $1.41 respectively, and have weighted average remaining contractual lives of between 5 and 6 years. The performance options that were forfeited in 1998 were reissued to certain officers of the Company in 1999.

                         INTERNATIONAL WIRE GROUP, INC.

     In addition to the options granted to officers and key employees through the Option Plan, the Company also granted options to purchase 300,000 shares of Holding Common Stock at $1.00 per share to directors of the Company. These options were issued and vested in 1995.

     Holding Class A common stock may be converted in shares of Holding common stock (i) at the option of any holder thereof at any time, (ii) at the option of Holding upon the occurrence of a Triggering Event (as defined), and (iii) mandatorily at March 31, 2005. Each share of Holding's Class A common stock is convertible into a fraction of a share of Holding common stock based on a formula set forth in the Company's Certificate of Incorporation. During the years ended December 31, 2000, 1999, and 1998, the Company recorded non-cash compensation expense (income) of $80, ($1,542) and $4,158, respectively, which reflects the difference between the cost of the Class A common stock and the value of the defined conversion feature at those dates.

11. COMMITMENTS AND CONTINGENCIES

     The Company leases certain property, transportation vehicles and other equipment. Total rental expense under operating leases was $5,861, $5,488 and $6,014 for the years ended December 31, 2000, 1999 and 1998, respectively. Future minimum lease payments under capital and operating leases for the years ended December 31 are:

                                                              CAPITAL   OPERATING
                                                              -------   ---------
2001........................................................  $ 1,796    $ 2,887
2002........................................................      876      2,173
2003........................................................      540      1,840
2004........................................................      255      1,632
2005........................................................      255        940
Thereafter..................................................    1,625        965
                                                              -------    -------
  Total minimum lease payments..............................    5,347    $10,437
                                                                         =======
  Less amount representing interest.........................   (1,210)
                                                              -------
  Present value of net minimum lease payments...............  $ 4,137
                                                              =======

     The Company is subject to legal proceedings and claims that arise in the normal course of business. In the opinion of management, the ultimate liabilities with respect to these actions will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

12. BUSINESS SEGMENT INFORMATION

     The Company conducts its operations through one business segment.

     The following is sales and long-lived asset information by geographic area as of and for the years ended December 31:

                                              SALES                 LONG-LIVED ASSETS
                                  ------------------------------   -------------------
                                    2000       1999       1998       2000       1999
                                  --------   --------   --------   --------   --------
United States...................  $498,850   $460,904   $486,872   $325,117   $400,201
Foreign.........................    65,400     20,761     10,668     34,344     49,370
                                  --------   --------   --------   --------   --------
                                  $564,250   $481,665   $497,540   $359,461   $449,571
                                  ========   ========   ========   ========   ========

     Foreign sales are based on the country in which the legal subsidiary is domiciled. Sales from no single foreign country were material to the consolidated sales of the Company.

                         INTERNATIONAL WIRE GROUP, INC.

13. SUBSEQUENT EVENT

     In February 2001, the Company announced its plan for a realignment of production facilities. In connection with the realignment, the Company will close three of its plants, which are located in Ardmore, Alabama; Elkmont, Alabama; and Corunna, Indiana. The production capacity for these locations will be primarily transferred and consolidated into the Company's plants in Texas, which will be expanded as necessary to accommodate the production transfer. The Company has undertaken a strategic initiative and expects to establish a "greenfield" insulated wire facility in Mexico by the end of 2001. The startup of this Mexican facility will complete the Company's realignment and enhance the Company's position as a low-cost producer of insulated wire. The plan will likely result in a one-time restructuring charge of between $5,000 and $7,000 in 2001.

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

                          CONSOLIDATING BALANCE SHEET
                            AS OF DECEMBER 31, 2000

                                                                 TOTAL
                                                     TOTAL       NON-
                                        COMPANY    GUARANTOR   GUARANTOR   ELIMINATIONS   CONSOLIDATED
                                        --------   ---------   ---------   ------------   ------------
ASSETS

Cash..................................  $     --   $ 27,772     $ 4,472     $      --       $ 32,244
Accounts receivable...................        --     66,362      15,977            --         82,339
Inventories...........................        --     73,573       9,954            --         83,527
Other current assets..................        --     26,937       1,226            --         28,163
                                        --------   --------     -------     ---------       --------
          Total current assets........        --    194,644      31,629            --        226,273
Property, plant and equipment, net....        --    127,661      20,753            --        148,414
Intangible assets, net................     8,357    185,766      13,298            --        207,421
Investment in subsidiaries............   461,033         --          --      (461,033)            --
Other assets..........................        --      3,333         293            --          3,626
                                        --------   --------     -------     ---------       --------
          Total assets................  $469,390   $511,404     $65,973     $(461,033)      $585,734
                                        ========   ========     =======     =========       ========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities...................  $  5,942   $ 84,003     $10,183     $      --       $100,128
Long term obligations, less current
  maturities..........................   313,049     18,072          --            --        331,121
Other long-term liabilities...........        --     45,472       1,264            --         46,736
Intercompany (receivable) payable.....   (26,336)   (10,589)     36,925            --             --
                                        --------   --------     -------     ---------       --------
          Total liabilities...........   292,655    136,958      48,372            --        477,985
Stockholder's equity (deficit):
  Common stock........................         0          0           0             0              0
  Contributed capital.................   246,724    297,106      11,887      (308,993)       246,724
  Carryover of predecessor basis......        --    (67,762)         --            --        (67,762)
  Retained earnings (accumulated
     deficit).........................   (69,989)   145,102       6,938      (152,040)       (69,989)
  Other comprehensive loss............        --         --      (1,224)           --         (1,224)
                                        --------   --------     -------     ---------       --------
          Total stockholder's equity
            (deficit).................   176,735    374,446      17,601      (461,033)       107,749
                                        --------   --------     -------     ---------       --------
          Total liabilities and
            stockholder's equity
            (deficit).................  $469,390   $511,404     $65,973     $(461,033)      $585,734
                                        ========   ========     =======     =========       ========

                     CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                                                 TOTAL
                                                     TOTAL       NON-
                                        COMPANY    GUARANTOR   GUARANTOR   ELIMINATIONS   CONSOLIDATED
                                        --------   ---------   ---------   ------------   ------------
Net sales.............................  $     --   $498,850     $65,400      $     --       $564,250
Operating expenses:
  Cost of goods sold..................        --    372,082      47,090            --        419,172
  Selling, general and administrative
     expenses, including non-cash
     compensation expense of $80......        80     42,642       4,401            --         47,123
  Depreciation and amortization.......       637     31,624       3,945            --         36,206
  Loss on sale of property, plant and
     equipment........................        --        543          --            --            543
  Unusual item........................        --        650          --            --            650
                                        --------   --------     -------      --------       --------
Operating income (loss)...............      (717)    51,309       9,964            --         60,556
Other income (expense):
  Interest expense....................   (38,064)    (1,050)     (1,690)           --        (40,804)
  Amortization of deferred financing
     costs............................    (2,097)        --          --            --         (2,097)
  Other...............................      (209)       108        (121)           --           (222)
  Equity in net income of
     subsidiaries.....................    47,817         --          --       (47,817)            --
                                        --------   --------     -------      --------       --------
Income from continuing operations
  before income tax provision and
  extraordinary item..................     6,730     50,367       8,153       (47,817)        17,433
Income tax provision..................        --      6,937         862            --          7,799
                                        --------   --------     -------      --------       --------
Income from continuing operations
  before extraordinary item...........     6,730     43,430       7,291       (47,817)         9,634
Income from discontinued operations,
  net of income tax benefit of
  $1,261..............................        --    (10,940)     10,783            --           (157)
                                        --------   --------     -------      --------       --------
Income before cumulative effect of
  change in accounting principle......     6,730     32,490      18,074       (47,817)         9,477
Extraordinary item, net of tax benefit
  of $2,073...........................        --     (2,747)         --            --         (2,747)
                                        --------   --------     -------      --------       --------
Net income............................  $  6,730   $ 29,743     $18,074      $(47,817)      $  6,730
                                        ========   ========     =======      ========       ========

                     CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                                                 TOTAL
                                                     TOTAL       NON-
                                        COMPANY    GUARANTOR   GUARANTOR   ELIMINATIONS   CONSOLIDATED
                                       ---------   ---------   ---------   ------------   ------------
Net cash from operating activities...  $  (8,927)  $ 33,796     $ 3,954      $ 5,787       $  34,610
                                       ---------   --------     -------      -------       ---------
Cash flows used in investing
  activities:
  Acquisitions, net of cash..........         --     (3,861)         --           --          (3,861)
  Capital expenditures by continuing
     operations......................         --    (17,799)     (4,670)          --         (22,469)
  Proceeds from sale of property,
     plant and equipment.............         --      9,147          --           --           9,147
  Capital expenditures by
     discontinued operations.........         --       (125)       (857)          --            (982)
                                       ---------   --------     -------      -------       ---------
Net cash used in investing
  activities.........................         --    (12,638)     (5,527)          --         (18,165)
                                       ---------   --------     -------      -------       ---------
Cash flows provided by (used in)
  financing activities:
  Equity proceeds....................         66         --       5,787       (5,787)             66
  Repayment of long-term
     obligations.....................   (199,738)      (517)         --           --        (200,255)
  Cash proceeds from sale of Wire
     Harness Segment, net of fees....    209,298         --          --           --         209,298
  Financing fees and other...........       (699)        --          --           --            (699)
                                       ---------   --------     -------      -------       ---------
Net cash from (used in) financing
  activities.........................      8,927       (517)      5,787       (5,787)          8,410
                                       ---------   --------     -------      -------       ---------
Effect of exchange rate changes on
  cash and cash equivalents..........         --         --         (36)          --             (36)
                                       ---------   --------     -------      -------       ---------
Net change in cash...................  $      --   $ 20,641     $ 4,178      $    --       $  24,819
                                       =========   ========     =======      =======       =========

                          CONSOLIDATING BALANCE SHEET
                            AS OF DECEMBER 31, 1999

                                                                TOTAL
                                                    TOTAL       NON-
                                       COMPANY    GUARANTOR   GUARANTOR   ELIMINATIONS   CONSOLIDATED
                                       --------   ---------   ---------   ------------   ------------
                                               ASSETS

Cash.................................  $     --   $   7,131    $   294     $      --       $  7,425
Accounts receivable..................        --      84,278     17,284          (252)       101,310
Inventories..........................        --      83,593      8,549            --         92,142
Other current assets.................        --      24,456      3,203            --         27,659
                                       --------   ---------    -------     ---------       --------
          Total current assets.......        --     199,458     29,330          (252)       228,536
Property, plant and equipment, net...        --     149,212     35,448            --        184,660
Intangible assets, net...............    18,484     229,358      9,796            --        257,638
Investment in subsidiaries...........   736,090          --         --      (736,090)            --
Other assets.........................        --       3,147      4,126            --          7,273
                                       --------   ---------    -------     ---------       --------
          Total assets...............  $754,574   $ 581,175    $78,700     $(736,342)      $678,107
                                       ========   =========    =======     =========       ========

                           LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities..................  $ 11,674   $  92,255    $15,124     $    (252)      $118,801
Long term obligations, less current
  maturities.........................   507,479      18,859         --            --        526,338
Other long-term liabilities..........        --      51,849        849            --         52,698
Intercompany (receivable) payable....   187,389    (231,846)    44,457            --             --
                                       --------   ---------    -------     ---------       --------
          Total liabilities..........   706,542     (68,883)    60,430          (252)       697,837
Stockholder's equity (deficit):
  Common stock.......................         0           0          0             0              0
  Contributed capital................   124,751     572,012     10,867      (582,879)       124,751
  Carryover of predecessor basis.....        --     (67,762)        --            --        (67,762)
  Retained earnings (accumulated
     deficit)........................   (76,719)    145,808      7,403      (153,211)       (76,719)
                                       --------   ---------    -------     ---------       --------
          Total stockholder's equity
            (deficit)................    48,032     650,058     18,270      (736,090)       (19,730)
                                       --------   ---------    -------     ---------       --------
          Total liabilities and
            stockholder's equity
            (deficit)................  $754,574   $ 581,175    $78,700     $(736,342)      $678,107
                                       ========   =========    =======     =========       ========

                     CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                                                 TOTAL
                                                     TOTAL       NON-
                                        COMPANY    GUARANTOR   GUARANTOR   ELIMINATIONS   CONSOLIDATED
                                        --------   ---------   ---------   ------------   ------------
Net sales.............................  $     --   $460,904     $20,761      $     --       $481,665
Operating expenses:
  Cost of goods sold..................        --    331,372      15,603            --        346,975
  Selling, general and administrative
     expenses, including non-cash
     compensation income of $1,542....    (1,542)    41,494         552            --         40,504
  Depreciation and amortization.......       635     31,491       3,411            --         35,537
                                        --------   --------     -------      --------       --------
Operating income (loss)...............       907     56,547       1,195            --         58,649
Other income (expense):
  Interest expense....................   (42,989)      (944)        (22)           --        (43,955)
  Amortization of deferred financing
     costs............................    (2,521)        --          --            --         (2,521)
  Equity in net income of
     subsidiaries.....................    57,709         --          --       (57,709)            --
                                        --------   --------     -------      --------       --------
Income from continuing operations
  before income tax provision and
  cumulative effect of change in
  accounting principle................    13,106     55,603       1,173       (57,709)        12,173
Income tax provision..................        --      4,420         193            --          4,613
                                        --------   --------     -------      --------       --------
Income from continuing operations
  before cumulative effect of change
  in accounting principle.............    13,106     51,183         980       (57,709)         7,560
Income from discontinued operations,
  net of income tax of $4,355.........        --        759       5,605            --          6,364
                                        --------   --------     -------      --------       --------
Income before cumulative effect of
  change in accounting principle......    13,106     51,942       6,585       (57,709)        13,924
Cumulative effect of change in
  accounting for start-up costs, net
  of tax benefit of $592..............        --       (818)         --            --           (818)
                                        --------   --------     -------      --------       --------
Net income............................  $ 13,106   $ 51,124     $ 6,585      $(57,709)      $ 13,106
                                        ========   ========     =======      ========       ========

                     CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                                                 TOTAL
                                                     TOTAL       NON-
                                        COMPANY    GUARANTOR   GUARANTOR   ELIMINATIONS   CONSOLIDATED
                                        --------   ---------   ---------   ------------   ------------
Net cash from operating activities....  $ (7,772)  $ 50,195     $ 4,303      $ 4,749        $ 51,475
                                        --------   --------     -------      -------        --------
Cash flows used in investing
  activities:
  Acquisitions, net of cash...........        --    (20,000)         --           --         (20,000)
  Capital expenditures by continuing
     operations.......................        --    (17,652)     (2,231)          --         (19,883)
  Capital expenditures by discontinued
     operations.......................        --     (4,444)     (6,179)          --         (10,623)
                                        --------   --------     -------      -------        --------
Net cash used in investing
  activities..........................        --    (42,096)     (8,410)          --         (50,506)
                                        --------   --------     -------      -------        --------
Cash flows provided by (used in)
  financing activities:
  Equity proceeds.....................        42         --       4,749       (4,749)             42
  Repurchase of stock of Holding......      (230)        --          --           --            (230)
  Proceeds from issuance of long-term
     obligations......................    25,000         --          --           --          25,000
  Borrowing (repayment) of long-term
     obligations and revolver.........   (14,945)      (968)       (348)          --         (16,261)
  Financing fees and other............    (2,095)        --          --           --          (2,095)
                                        --------   --------     -------      -------        --------
Net cash from (used in) financing
  activities..........................     7,772       (968)      4,401       (4,749)          6,456
                                        --------   --------     -------      -------        --------
Net change in cash....................  $     --   $  7,131     $   294      $    --        $  7,425
                                        ========   ========     =======      =======        ========

                     CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                                                      TOTAL
                                                          TOTAL       NON-
                                             COMPANY    GUARANTOR   GUARANTOR   ELIMINATIONS   CONSOLIDATED
                                             --------   ---------   ---------   ------------   ------------
Net sales..................................  $     --   $486,872     $10,668      $     --       $497,540
Operating expenses:
  Cost of goods sold.......................        --    357,640       9,780            --        367,420
  Selling, general and administrative
     expenses including non-cash
     compensation expense of $4,158........     4,158     39,998         405            --         44,561
  Depreciation and amortization............       656     31,978       2,365            --         34,999
                                             --------   --------     -------      --------       --------
Operating income (loss)....................    (4,814)    57,256      (1,882)           --         50,560
Other income (expense):
  Interest expense.........................   (43,237)    (1,034)        (21)           --        (44,292)
  Amortization of deferred financing
     costs.................................    (2,461)        --          --            --         (2,461)
  Equity in net income of subsidiaries.....    60,167         --          --       (60,167)            --
  Other, net...............................        --         99          --            --             99
                                             --------   --------     -------      --------       --------
Income (loss) from continuing operations
  before income tax provision..............     9,655     56,321      (1,903)      (60,167)         3,906
Income tax provision.......................        --      3,162         186            --          3,348
                                             --------   --------     -------      --------       --------
Income (loss) from continuing operations...     9,655     53,159      (2,089)      (60,167)           558
Income (loss) from discontinued operations,
  net of income tax of $6,654..............        --     12,777      (3,680)           --          9,097
                                             --------   --------     -------      --------       --------
Net income.................................  $  9,655   $ 65,936     $(5,769)     $(60,167)      $  9,655
                                             ========   ========     =======      ========       ========

                     CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                                                  TOTAL
                                                      TOTAL       NON-
                                          COMPANY   GUARANTOR   GUARANTOR   ELIMINATIONS   CONSOLIDATED
                                          -------   ---------   ---------   ------------   ------------
Cash flows from operating activities....  $(4,031)  $ 32,561    $  6,036      $ 6,080        $ 40,646
                                          -------   --------    --------      -------        --------
Cash flows used in investing activities:
  Acquisitions, net of cash.............       --     (7,821)         --           --          (7,821)
  Capital expenditures by continuing
     operations.........................       --    (21,771)     (7,517)          --         (29,288)
  Capital expenditures by discontinued
     operations.........................       --       (512)     (4,499)          --          (5,011)
                                          -------   --------    --------      -------        --------
Net cash used in investing activities...       --    (30,104)    (12,016)          --         (42,120)
                                          -------   --------    --------      -------        --------
Cash flows provided by (used in)
  financing activities:
  Equity proceeds.......................       --        100       5,980       (6,080)             --
  Borrowing (repayment) of long-term
     obligations and revolver...........    4,031       (969)       (226)          --           2,836
  Financing fees and other..............       --     (1,362)         --           --          (1,362)
                                          -------   --------    --------      -------        --------
Net cash from (used in) financing
  activities............................    4,031     (2,231)      5,754       (6,080)          1,474
                                          -------   --------    --------      -------        --------
Net change in cash......................  $    --   $    226    $   (226)     $    --        $     --
                                          =======   ========    ========      =======        ========

                         INTERNATIONAL WIRE GROUP, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

ALLOWANCE FOR DOUBTFUL                                               COLLECTION OF
ACCOUNTS -- DEDUCTED FROM      BALANCE AT                             PREVIOUSLY     ACQUISITIONS   BALANCE AT
ACCOUNTS RECEIVABLES IN THE    BEGINNING                              WRITTEN OFF        AND          END OF
BALANCE SHEET                  OF PERIOD    PROVISION   WRITE-OFFS     ACCOUNTS       DISPOSALS       PERIOD
---------------------------    ----------   ---------   ----------   -------------   ------------   ----------
Year ended December 31,
  1998.......................    $2,078       $787        $(250)          $18           $  --         $2,633
Year ended December 31,
  1999.......................    $2,633       $679        $(608)          $--           $ 175         $2,879
Year ended December 31,
  2000.......................    $2,879       $555        $(228)          $--           $(446)        $2,760

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

NAME                                    AGE                POSITION(S)
----                                    ---                -----------
James N. Mills........................  63    Chairman of the Board and Chief
                                              Executive Officer of Holding and the
                                                Company
Charles W. Tate.......................  56    Director of Holding and the Company
Jack D. Furst.........................  42    Director of Holding and the Company
John A. Gavin.........................  69    Director of Holding and the Company
Thomas P. Danis.......................  54    Director of Holding and the Company
Richard W. Vieser.....................  73    Director of Holding and the Company
Joseph M. Fiamingo....................  51    Chairman of the Company and Director
                                              of Holding and the Company
Rodney D. Kent........................  52    Director of Holding and Director,
                                              President and Chief Operating Officer
                                                of the Company
David M. Sindelar.....................  43    Senior Vice President and Chief
                                              Financial Officer of Holding, Senior
                                                Vice President of the Company
Glenn J. Holler.......................  53    Vice President -- Finance of the
                                              Company

     James N. Mills is Chairman of the Board and Chief Executive Officer of Holding and the Company and has held such position since April 1995. Mr. Mills serves as Chairman of the Board and Chief Executive Officer of Mills & Partners, Viasystems Group, Inc. and LLS Corp. Mr. Mills was Chairman of the Board and Chief Executive Officer of Berg Electronics Corp. and Chairman of the Board and sole director of Berg Electronics Group, Inc. from November 1992 through October 1998 and was Chairman of the Board and Chief Executive Officer of Crain Holding Corp. and Crain Industries, Inc. from August 1995 through December 1997 and of Jackson Holding Company and Jackson Products, Inc. from February 1993 through August 1995.

     Charles W. Tate is a director of the Company and has held such position since April 1995. Mr. Tate is President of Hicks Muse. Before joining Hicks Muse as a Managing Director and Principal in 1991, Mr. Tate had over 19 years of experience in investment and merchant banking with Morgan Stanley & Co. Incorporated, including ten years in the mergers and acquisitions department and the last two and one-half years as a Managing Director in Morgan Stanley & Co. Incorporated's merchant banking group. Mr. Tate also serves as a director of International Outdoor Advertising Holding Company, International Seed Holdings ApS, Venezuela Cable Service Holding Ltd., CEI Citicorp Holding Sociedad Anonima, Stoneville Pedigreed Seed Company, Mahendra Hybrid Seeds Limited and four companies in Mexico (Vidrio Formas, S.A. de C.V., Grupo Minsa, S.A. de C.V., Almacenadora Mercader S.A., and Fomento e Ingenieria en Comercializacion, S.A. de C.V.).

     Jack D. Furst is a Director of the Company and has held such position since April 1995. Mr. Furst is a Partner of Hicks Muse and has held such position since 1989. Mr. Furst has approximately 20 years of experience in leveraged acquisitions and private investments. Mr. Furst is involved in all aspects of Hicks

Muse's business and has been actively involved in originating, structuring and monitoring its investments. Mr. Furst is primarily responsible for managing the relationship with Mills & Partners. Prior to joining Hicks Muse, Mr. Furst was a Vice President and subsequently a Partner of Hicks & Haas Incorporated, a Dallas based private investment firm from 1987 to May 1989. From 1984 to 1986, Mr. Furst was a merger and acquisition/corporate finance specialist for The First Boston Corporation in New York. Before joining First Boston, Mr. Furst was a financial consultant at Price Waterhouse. Mr. Furst serves on the board of directors of Triton Energy Limited, Home Interiors & Gifts, Inc., Cooperative Computing, Inc., Globix Corporation, Viasystems Group, Inc. and LLS Corp.

     John A. Gavin is a director of the Company and has held such position since June 1995. Mr. Gavin is the founder and Chairman of the Board of Gamma Holdings, an international capital and consulting firm established in 1968. He is a member of the Latin America Strategy Board of Hicks Muse and was a Partner and Managing Director of Hicks, Muse, Tate & Furst (Latin America), Incorporated from 1995 through 2001. From 1987 to 1990, Mr. Gavin was President of Univisa Satellite Communications, a part of a Spanish-speaking broadcast network. Prior thereto, Mr. Gavin served as a Vice President of Atlantic Richfield Company from 1986 and a director from 1988. From 1981 to 1986, Mr. Gavin served as the United States Ambassador to Mexico. Mr. Gavin also serves as a director of Apex Mortgage Capital, Krause's, Multivision and as a Director and Trustee of certain Merrill Lynch Funds.

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

     Joseph M. Fiamingo is Chairman of the Company and has held such position since May 2000. Mr. Fiamingo also serves as a director of Holding and the Company and has held such positions since October 1996. Previously, Mr. Fiamingo held the position of President and Chief Operating Officer of the Company from September 1996, Vice President of Operations and Technology of the Company from June 1996 and President and Chief Operating Officer of Wirekraft from October 1995. Prior thereto, Mr. Fiamingo was employed by General Cable Corporation from 1972 to 1995 where he held various senior management level positions including President and Vice President and General Manager of several divisions of General Cable and most recently, Executive Vice President of Operations.

     Rodney D. Kent is President and Chief Operating Officer of the Company and has held such position since May 2000. Mr. Kent also serves as a director of Holding and the Company. Prior to being named as President and Chief Operating Officer, Mr. Kent served as a President of the Company's Bare Wire division since April 1995. Mr. Kent also serves as President and Chief Executive Officer of Omega and has held such positions since 1983. Mr. Kent served as Assistant to the President of Omega from 1974 to 1983. Prior to joining Omega, Mr. Kent was employed with Flexo Wire from 1973 to 1974 and Camden Wire Company from 1970 to 1973. Mr. Kent also serves as a director of Oneida Savings Bank.

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

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth the cash and noncash compensation earned by the Chief Executive Officer and the four other most highly compensated executive officers of Holding and the Company (the "Named Executive Officers"). Such compensation was paid by or on behalf of the Company during the years ended December 31, 2000, 1999 and 1998. The bonuses included in annual compensation were paid subsequent to year end. As of the date hereof, the Company has not granted any stock appreciation rights.

                           SUMMARY COMPENSATION TABLE

                                                                       LONG-TERM
                                                                      COMPENSATION
                                                                         AWARDS
                                               ANNUAL COMPENSATION     SECURITIES
                                              ---------------------    UNDERLYING        ALL OTHER
                                       YEAR   SALARY($)    BONUS($)    OPTIONS(#)    COMPENSATION($)(1)
                                       ----   ---------    --------   ------------   ------------------
James N. Mills.......................  2000    685,000     685,000           --                --
  Chairman of the Board and Chief      1999    685,000     685,000      175,228                --
  Executive Officer of Holding and     1998    502,944     500,000           --                --
  the Company
Joseph M. Fiamingo...................  2000    416,419     292,500           --                --
  Chairman of the Company              1999    379,850     227,500           --                --
                                       1998    350,350     227,500           --                --
Rodney D. Kent.......................  2000    401,745(2)  227,305           --           132,692(3)
  President and Chief Operating        1999    402,155(2)  227,305           --           112,583(3)
  Officer of the Company               1998    376,562(2)  177,631           --            68,109(3)
David M. Sindelar....................  2000    300,000     300,000           --                --
  Senior Vice President and            1999    300,000     300,000      175,000                --
  Chief Financial Officer of Holding   1998    223,486     177,600           --                --
  and Senior Vice President of the
  Company
Glenn J. Holler......................  2000    261,295     125,345           --                --
  Vice President -- Finance of         1999    245,284     117,354           --                --
  the Company                          1998    231,030     110,225           --                --

---------------

(1) Holding and the Company provide to certain executive officers, a car allowance, reimbursement for club memberships, insurance policies and certain other benefits. The aggregate incremental cost of these benefits to Holding and the Company for each officer do not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for each officer.

(2) Includes $52,045, $52,455 and $51,562 in annual deferred compensation earned by Mr. Kent in 2000, 1999 and 1998, respectively, pursuant to his employment agreement.

(3) Represents (i) $44,192, $34,904 and $0 in premiums paid on life insurance policies for the benefit of Mr. Kent in 2000, 1999 and 1998, respectively and (ii) $88,090, $77,679, and $68,109 in annual interest accruals related to deferred compensation earned by Mr. Kent in 2000, 1999 and 1998, respectively, pursuant to his employment agreement.

OPTION GRANTS IN LAST FISCAL YEAR

     There were no options granted to Named Executive Officers in the current fiscal year.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

     No options were exercised by the Named Executive Officers during fiscal 2000. The following table summarizes the value of unexercised options as of December 31, 2000. The per share fair market value of the Holding Common Stock used to make the calculations in the following table is $2.38, which is the best estimate of management as of December 31, 2000.

                                                           NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                          UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS
                                 SHARES                 OPTIONS AT FISCAL YEAR END        AT FISCAL YEAR END
                               ACQUIRED ON    VALUE     ---------------------------   ---------------------------
                                EXERCISE     REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
NAME                               (#)         ($)          (#)            (#)            ($)            ($)
----                           -----------   --------   -----------   -------------   -----------   -------------
James N. Mills...............      --           $0             --       1,576,027     $        0     $1,385,043
Joseph M. Fiamingo...........      --           $0        880,000         120,000     $1,214,400     $  165,600
Rodney D. Kent...............      --           $0        400,000              --     $  552,000     $        0
David M. Sindelar............      --           $0             --       1,225,804     $        0     $1,077,082
Glenn J. Holler..............      --           $0        200,000          50,000     $  276,000     $   69,000

EMPLOYMENT AGREEMENTS

     James N. Mills Employment Agreement. Mr. James N. Mills entered into an employment agreement with Holding and the Company on June 12, 1995. Pursuant to such employment agreement, Mr. Mills will serve as the Chairman of the Board and Chief Executive Officer of Holding and the Company through June 11, 2001. Mr. Mills is required to devote such business time and attention to the transaction of the Company's business as is reasonably necessary to discharge his duties under the employment agreement. Subject to the foregoing limitation on his activities, Mr. Mills is free to participate in other business endeavors.

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

     Joseph M. Fiamingo Employment Agreement. Mr. Joseph M. Fiamingo, who serves as Chairman of the Company, entered into an employment agreement with Holding and the Company on November 13, 1999. Pursuant to such employment agreement, Mr. Fiamingo will receive an annual base salary of not less than $350,000, subject to adjustment at the sole direction of the Chief Executive Officer of the Company, and such benefits as are customarily accorded the executives of the Company for as long as the employment agreement is in force. In addition, Mr. Fiamingo is entitled to an annual bonus in an amount to be determined by the Chief Executive Officer of the Company of up to sixty-five percent of his base compensation.

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

     Rodney D. Kent Employment Agreement. Mr. Kent, who serves as President and Chief Operating Officer of the Company, entered into an employment agreement with a wholly owned subsidiary of the Company on March 14, 1995. Pursuant to such employment agreement, as amended, Mr. Kent is required to devote substantially all of his business time and attention to the performance of his duties under the employment agreement.

     The compensation provided to Mr. Kent under his employment agreement includes an annual base salary of not less than $282,000, subject to increase at the sole discretion of the Board of Directors of the Company, and certain other benefits for as long as the employment agreement is in force. In addition, during each year of employment, an additional 15% of the annual base salary is credited to a deferred compensation account for the benefit of Mr. Kent, which deferred compensation account is annually credited with an interest accrual of 8% on the balance of the account for the prior year. Further, Mr. Kent is entitled to an annual bonus in an amount to be determined at the sole discretion of the Chief Executive Officer of the Company of up to sixty-five percent of his annual base salary.

     Mr. Kent's employment agreement also provides that if Mr. Kent's employment is terminated by the Company without cause or due to disability or death, Mr. Kent or his estate, heirs or beneficiaries, as applicable, will receive, in addition to any other benefits provided him or them under any benefit plan, Mr. Kent's then current salary for a period of 24 months from Mr. Kent's termination without cause or his disability or death. In the event that Mr. Kent terminates his employment and receives a bona fide offer of employment from a competitor of the Company, Mr. Kent will receive, in addition to any other benefits provided under any benefit plan, Mr. Kent's then current salary for a period of 24 months from such termination, but only in the event that the Company elects to enforce certain non-competition provisions of the employment agreement.

     David M. Sindelar Employment Agreement. Mr. David M. Sindelar entered into an employment agreement with Holding and the Company on June 12, 1995. Pursuant to such employment agreement, Mr. Sindelar will serve as the Senior Vice President and Chief Financial Officer of Holding and Senior Vice President of the Company through June 11, 2001. Mr. Sindelar is required to devote such business time and attention to the transaction of the Company's business as is reasonably necessary to discharge his duties under the employment agreement. Subject to the foregoing limitation on his activities, Mr. Sindelar is free to participate in other business endeavors.

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

     Glenn J. Holler Employment Agreement. Mr. Glenn J. Holler entered into an employment agreement with the Company on November 13, 1999. Pursuant to such employment agreement, Mr. Holler will serve as Vice President -- Finance of the Company through November 12, 2001.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Compensation decisions are made by the Board of Directors. Messrs. James N. Mills, Joseph M. Fiamingo and Rodney D. Kent served as both executive officers and directors during 2000, and are expected to serve in such capacities in 2001.

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

BENEFIT PLANS

  Stock Option Plan

     Holding's qualified and non-qualified stock option plan (the "Option Plan") provides for the granting of up to 4,795,322 shares of Holding Common Stock to officers and key employees of Holding and the Company. Under the Option Plan, as of February 28, 2001, Holding has granted options to purchase 4,184,513 shares of Holding common stock, 2,830,000 at $1.00 per share, 423,334 at $1.40 per share, 36,179 at $1.625 per share, 205,000 at $1.81 per share and 690,000 at
$2.24 per share, the fair market value of Holding Common Stock at the date of grant as determined by the Board of Directors of Holding. Such options vest ratably over a five-year period commencing on the first anniversary date after the date of grant, subject to acceleration in the discretion of the committee appointed to administer the Option Plan in the event of a Change of Control (as defined in the Option Plan). Generally, an option may be exercised only if the holder is an officer or employee of Holding or the Company at the time of exercise. Options granted under the Option Plan are not transferable, except by will and the laws of descent and distribution. Except as expressly provided otherwise in any optionee's agreement relating to the grant of options under the Option Plan, in the event an optionee's employment with Holding, the Company or a related entity terminates at any time, Holding or its designees shall have the right to repurchase from the optionee (or optionee's representatives) the number of shares of Holding Common Stock acquired upon exercise of an option. The purchase price to be paid is calculated on the basis of the fair market value (as defined in the Option Plan) of Holding Common Stock multiplied by the number of shares of Holding Common Stock to be acquired.

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

ITEM 12. SECURITIES OWNERSHIP

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     All of the issued and outstanding shares of common stock of the Company are held by Holding. The following table sets forth as of December 31, 2000 certain information regarding the beneficial ownership of the voting securities of Holding by each person who beneficially owns more than 5% of any class of Holding voting securities and by the directors and certain executive officers of Holding, individually, and by the directors and executive officers of Holding as a group. The Class A Common Stock, par value $0.01 per share, of Holding ("Holding Class A Common Stock") votes together with the Holding Common Stock as a single class and is entitled to one vote for each share.

                                                          SHARES BENEFICIALLY OWNED
                                       ---------------------------------------------------------------
                                                                      HOLDING CLASS A
                                         HOLDING COMMON STOCK         COMMON STOCK(1)
                                       ------------------------   -----------------------
                                        NUMBER OF    PERCENT OF   NUMBER OF    PERCENT OF   PERCENT OF
                                         SHARES        CLASS        SHARES       CLASS        TOTAL
                                       -----------   ----------   ----------   ----------   ----------
5% Stockholders:
  HM Parties(2)......................  119,645,964     100.0%             --        --         90.4%
  c/o Hicks, Muse, Tate & Furst
     Incorporated
  200 Crescent Court, Suite 1600
  Dallas, Texas 75201
Rodney D. Kent(3)....................    6,100,000       5.2%             --        --          4.7%
  c/o Omega Wire, Inc.
  12 Masonic Avenue
  Camden, New York 13316
Officers and Directors:
  James N. Mills(4)..................    1,702,034       1.5%     13,000,000     100.0%        11.4%
  Thomas P. Danis(5).................      200,000         *              --        --            *
  Jack D. Furst(2)...................  121,920,914     100.0%             --        --         90.4%
  John A. Gavin(6)...................      235,957         *              --        --            *
  Charles W. Tate(2).................  121,920,914     100.0%             --        --         90.4%
  Rodney D. Kent(3)..................    6,100,000       5.2%             --        --          4.7%
  Richard W. Vieser(7)...............      235,957         *              --        --            *
  Joseph M. Fiamingo(8)..............      880,000         *              --        --            *
  David M. Sindelar(9)...............           --        --       3,648,482      28.1%         2.8%
  Glenn J. Holler(10)................      200,000         *              --        --            *
  All executive officers and
     directors as a group (10
     persons)(11)....................  121,920,914     100.0%     13,000,000     100.0%        90.4%

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

 (2) Includes (i) shares owned of record by HM Fund II, a limited partnership of which the sole general partner is HM2/GP Partners, L.P., a limited partnership of which the sole general partner is Hicks, Muse GP Partners, L.P., a limited partnership of which the sole general partner is Hicks, Muse, Tate & Furst Fund II Incorporated, a corporation affiliated with Hicks Muse; (ii) shares owned of record by HM2/Wire/Hunt Partners, L.P., HM2/Wire/Sunwestern Partners, L.P. and HM2/Wire/Hubbard Partners, L.P., limited partnerships of which the sole general partner is HM2/GP Partners, L.P.; (iii) shares owned of record by certain individuals that Hicks Muse has the power to direct the voting of with respect to the election of directors; (iv) shares owned of record by and issuable upon exercise of options granted under the Option Plan to certain individuals subject to an irrevocable proxy in favor of Hicks Muse; and (v) warrants to purchase 340,201 shares of Holding Common Stock owned by HM Fund II and its affiliates. Thomas O. Hicks is a controlling stockholder of Hicks Muse and serves as Chairman of the Board, Chief Executive Officer and Partner of Hicks Muse. Accordingly, Mr. Hicks may be deemed to be the beneficial owner of Holding Common Stock held by HM Fund II. John R. Muse, Charles W. Tate, Jack D. Furst, Michael J. Levitt and Dan H. Blanks are officers of Hicks Muse and as such may be deemed to share with Mr. Hicks the power to vote or dispose of Holding Common Stock held by HM Fund II. Each of Messrs. Hicks, Muse, Tate, Furst, Levitt and Blanks disclaims the existence of a group and disclaims beneficial ownership of Holding Common Stock not respectively owned of record by him.

 (3) Includes 400,000 shares of Holding Common Stock issuable to Mr. Kent upon exercise of options granted under the Option Plan that are currently exercisable. See "Executive Compensation -- Benefit Plans -- Stock Option Plan."

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

 (8) Consists of 880,000 shares of Holding Common Stock issuable to Mr. Fiamingo upon exercise of options granted under the Option Plan that are currently exercisable. Does not include 120,000 shares of Holding Common Stock issuable to Mr. Fiamingo upon exercise of options granted under the option plan that are not currently exercisable. See "Executive
     Compensation -- Benefit Plans -- Stock Option Plan."

 (9) Does not include 1,225,690 shares of Holding Common Stock issuable to Mr. Sindelar upon exercise of Performance Options that are not currently exercisable. See "Executive Compensation -- Benefit Plans -- Performance Options."

(10) Consists of 200,000 shares of Holding Common Stock issuable to Mr. Holler upon exercise of options granted under the Option Plan that are currently exercisable. Does not include 50,000 shares of Holding Common Stock issuable to Mr. Holler upon exercise of options granted under the Option Plan that are not currently exercisable. See "Executive
     Compensation -- Benefit Plans -- Stock Option Plan."

(11) Includes (i) shares of Holding Class A Common Stock held by executive officers and directors and shares of Holding Class A Common Stock as to which Hicks Muse has the power to direct the voting of with respect to the election of directors and to which Mr. Mills has the power to vote by proxy and (ii) 3,279,513 shares of Holding Common Stock issuable upon exercise of options that are currently exercisable. Does not include 4,202,744 shares of Holding Common Stock issuable to executive officers of Holding upon the exercise of Performance Options and 1,205,000 options under the Option Plan that are not currently exercisable. See "Executive Compensation -- Benefit Plans -- Stock Option Plan" and "-- Performance Options."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATIONSHIPS WITH VIASYSTEMS GROUP, INC.

     On March 29, 2000, the Company sold its Wire Harness Segment to Viasystems for $210.8 million in cash. The Company and Viasystems are commonly controlled by affiliates of Hicks Muse. As such, the Company accounted for the gain on the transaction through stockholder's equity. The purchase price was determined by senior management of both companies. In addition, each of the boards of directors have received opinions from nationally recognized financial advisors that the purchase price is fair, from a financial point of view, to each of the respective parties. Messrs. Tate and Furst, directors of Holding and the Company, are officers of Hicks Muse.

     In connection with the Wire Harness Sale, the Company entered into an agreement to supply Viasystems' wire harness business with substantially all of their insulated wire requirements through 2003, which is a continuation of existing practice. In connection with such sale, the Company agreed to indemnify Viasystems for certain claims and litigation including any current or future claims related to the Whirlpool Case, certain product liability claims, as described in the purchase agreement, and any current or future liabilities associated with the IRS Examination.

     During the third quarter of 2000, The Company and Viasystems reached a settlement in the Whirlpool Case and agreed to pay the plaintiff $3.7 million. The Company recognized a charge to income (loss) from discontinued operations of $2.1, net of income tax benefit of $1.6, as a result of this settlement. During the fourth quarter of 2000, The Company and Viasystems reached a settlement with the IRS related to the IRS Examination and agreed to pay $2.0 million. Also in the fourth quarter, the Company recognized a charge to income (loss) from discontinued operations of $1.7 million, net of income tax benefit, as a result of its indemnification obligation related the Wire Harness Product Liability Claims. As of December 31, 2000 and 1999, the reserve for the Company's indemnification liability related to the Wire Harness Segment' product liability claims was $5.1 million and $3.7 million, respectively. During the year ended December 31, 2000 the Company had sales to Viasystems of $30.4 million.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

     See Index to Financial Statements and Financial Schedules on page 18 of this report.

  Exhibits

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.1            -- Agreement and Plan of Merger dated as of June 2, 1995,
                            among Omega Wire Corp., Wirekraft Holdings Corp.,
                            International Wire Holding Company, International Wire
                            Group, Inc. and Wirekraft Acquisition Company(1)
          2.2            -- Agreement and Plan of Merger, dated as of March 5, 1996, among Hoosier Wire, Inc., International Wire Group, Inc.,
                            and Wire Technologies, Inc.(2)
          2.3            -- Asset Purchase Agreement, dated as of March 5, 1996,
                            among Dekko Automotive Wire, Inc., International Wire
                            Holding Company, International Wire Group, Inc., and Wire
                            Technologies, Inc.(2)
          2.4            -- Asset Purchase Agreement, dated as of March 5, 1996,
                            among International Wire Holding Company, International
                            Wire Group, Inc., and Wire Technologies, Inc.(2)
          2.5            -- Asset Purchase Agreement, dated as of March 5, 1996,
                            among Silicones, International Wire Holding Company,
                            International Wire Group, Inc., and Wire Technologies,
                            Inc.(2)
          2.6            -- Stock Purchase Agreement dated March 23, 2000, by and
                            among Viasystems International, Inc., International Wire
                            Group, Inc. and Wirekraft Industries, Inc.(8)
          3.1            -- Restated Certificate of Incorporation of International
                            Wire Group, Inc.(4)
          3.2            -- By-Laws of International Wire Group, Inc.(1)
          4.1            -- Indenture, dated as of June 12, 1995, among International
                            Wire Group, Inc., as Issuer, the Subsidiary Guarantors
                            (as therein defined) and IBJ Schroder Bank & Trust
                            Company, as Trustee.(1)
          4.2            -- Form of the 11 3/4% Note (included in Exhibit 4.1,
                            Exhibit A)
          4.3            -- Exchange and Registration Rights Agreement, dated as of
                            June 12, 1995, among International Wire Group, Inc., the
                            Subsidiary Guarantors (as therein defined), Chemical
                            Securities Inc. and BT Securities Corporation.(1)
          4.4            -- First Supplemental Indenture, dated as of March 5, 1996, by and among International Wire Group, Inc., Wire
                            Technologies, Inc., the subsidiary guarantors party
                            thereto, and IBJ Schroder Bank & Trust Company, as
                            Trustee.(2)
          4.5            -- Certificate of Designation of Series A Senior Cumulative
                            Exchangeable Redeemable Preferred Stock of International
                            Wire Group, Inc.(2)
          4.6            -- Second Supplemental Indenture, dated as of December 20,
                            1996, by International Wire Group, Inc. the subsidiary
                            guarantors party thereto, and IBJ Schroder Bank and Trust
                            Company, as Trustee.(4)
          4.7            -- Indenture, dated as of February 12, 1997, among
                            International Wire Group, Inc., as Issuer, the Subsidiary
                            Guarantors (as therein defined) and IBJ Schroder Bank and
                            Trust Company, as Trustee.(5)
          4.8            -- Form of 14% Note (included in Exhibit 4.7, Exhibit A).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          4.9            -- Preferred Stock and Warrant Purchase Agreement dated as of March 5, 1996, by and among International Wire Holding
                            Company, International Wire Group, Inc., Chemical Equity
                            Associates and Hicks, Muse, Tate & Furst Equity Fund II,
                            L.P.(5)
          4.10           -- Third Supplemental Indenture, dated as of February 12,
                            1997, by and among International Wire Group, Inc., the
                            subsidiary guarantors party thereto, and IBJ Schroder
                            Bank and Trust Company, as Trustee.(5)
          4.11           -- First Supplemental Indenture, dated as of June 10, 1997, by and among International Wire Group, Inc., the
                            subsidiary guarantors party thereto, and IBJ Schroder
                            Bank and Trust Company, as Trustee.(5)
          4.12           -- Indenture, dated as of June 17, 1997, among International
                            Wire Group, Inc., as Issuer, the Subsidiary Guarantors
                            (as therein defined) and IBJ Schroder Bank and Trust
                            Company, as Trustee.(5)
          4.13           -- Form of 11 3/4% Series B Note (included in Exhibit 4.12,
                            Exhibit (A))
          4.14           -- Fourth Supplemental Indenture, dated as of April 7, 1998, by International Wire Group, Inc., the subsidiary
                            guarantors party thereto, and IBJ Schroder Bank and Trust
                            Company, as Trustee.*
          4.15           -- First Supplemental Indenture, dated as of April 7, 1998, by International Wire Group, Inc., the subsidiary
                            guarantors party thereto, and IBJ Schroder Bank and Trust
                            Company, as Trustee.*
          4.16           -- Second Supplemental Indenture, dated as of April 7, 1998, by International Wire Group, Inc., the subsidiary
                            guarantors party thereto, and IBJ Schroder Bank and Trust
                            Company, as Trustee.*
          4.17           -- Second Supplemental Indenture, dated as of December 29,
                            1999, between International Wire Group Inc., the
                            subsidiary guarantors party thereto, and The Bank of New
                            York, as successor Trustee to IBJ Schroder Bank & Trust
                            Company.*
          4.18           -- Third Supplemental Indenture, dated as of December 29,
                            1999, between International Wire Group Inc., the
                            subsidiary guarantors party thereto, and The Bank of New
                            York, as successor Trustee to IBJ Schroder Bank & Trust
                            Company.*
          4.19           -- Fifth Supplemental Indenture, dated as of December 29,
                            1999, between International Wire Group Inc., the
                            subsidiary guarantors party thereto, and The Bank of New
                            York, as successor Trustee to IBJ Schroder Bank & Trust
                            Company.*
         10.1            -- Agreement of Sublease, dated as of December 31, 1991,
                            between Oneida County Industrial Development Agency and
                            OWI Corporation.(1)
         10.2            -- Agreement of Sublease, dated as of December 31, 1991,
                            between Onondaga County Industrial Development Agency and
                            OWI Corporation.(1)
         10.3+           -- Employment Agreement, dated as of June 12, 1995, among
                            International Wire Holding Company, International Wire
                            Group Inc. and certain of its subsidiaries and James N.
                            Mills.(3)
         10.4+           -- Employment Agreement, dated as of June 12, 1995, among
                            International Wire Holding Company, International Wire
                            Group Inc. and certain of its subsidiaries and David M.
                            Sindelar.(3)
         10.5+           -- Employment Agreement, dated as of March 14, 1995, between
                            Omega Wire, Inc. and Rodney D. Kent.(1)
         10.6+           -- Option Agreement, dated as of March 31, 1995, between
                            Omega Wire Corp. and James N. Mills.(1)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.7+           -- Option Agreement, dated as of March 31, 1995, between
                            Omega Wire Corp. and David M. Sindelar.(1)
         10.8+           -- Option Agreement dated as of June 12, 1995, between Omega
                            Wire Corp. and David M. Sindelar.(1)
         10.9+           -- Option Agreement dated as of June 12, 1995, between
                            International Wire Group, Inc. and David M. Sindelar.(1)
         10.10           -- Stockholders Agreement dated as of June 12, 1995, among
                            International Wire Holding Company and the Stockholders
                            signatories thereto.(1)
         10.11           -- Monitoring and Oversight Agreement dated as of June 12,
                            1995, among International Wire Holding Company,
                            International Wire Group, Inc. and Hicks, Muse & Co.
                            Partners, L.P.(1)
         10.12+          -- 1995 Stock Option Plan of International Wire Holding
                            Company.(3)
         10.13+          -- Form of Option Agreement of International Wire Holding
                            Company under 1995 Stock Option Plan.(3)
         10.14           -- Amended and Restated Credit Agreement, dated as of
                            February 12, 1997, among International Wire Group, Inc.,
                            International Wire Holding Company, the several lenders
                            from time to time parties thereto, Chase Manhattan Bank,
                            as Administrative Agent, and Bankers Trust Company, as
                            Documentation Agent.(4)
         10.15+          -- Employment Agreement, dated as of September 25, 1996,
                            among International Wire Holding Company and
                            International Wire Group, Inc. and Joseph M. Fiamingo.(4)
         10.16+          -- Option Agreement, dated as of November 5, 1995, between
                            International Wire Holding Company and Joseph M.
                            Fiamingo.(4)
         10.17+          -- Option Agreement, dated as of November 6, 1996, between
                            International Wire Holding Company and Joseph M.
                            Fiamingo.(4)
         10.18           -- First Amendment to Amended and Restated Credit Agreement,
                            dated as of June 17, 1997, among International Wire
                            Group, Inc., International Wire Holding Company, the
                            Several Lenders from time to time parties thereto, the
                            Chase Manhattan Bank, as Administrative Agent, and
                            Bankers Trust Company, as Documentation Agent.(5)
         10.19           -- Second Amendment and Waiver to Amended and Restated
                            Credit Agreement, dated as of September 29, 1997, among
                            International Wire Group, Inc., International Wire
                            Holding Company, the Several Lenders from time to time
                            parties thereto, the Chase Manhattan Bank, as
                            Administrative Agent, and Bankers Trust Company, as
                            Documentation Agent.(6)
         10.20+          -- Option Agreement, dated as of August 6, 1996, between
                            International Wire Holding Company and Glenn J.
                            Holler.(6)
         10.21           -- Fourth Amendment to Amended and Restated Credit
                            Agreement, dated as of December 29, 1999, among
                            International Wire Group, Inc., International Wire
                            Holding Company, Camden Wire Co., Inc., the Several
                            Lenders from time to time parties thereto, the Chase
                            Manhattan Bank, as Administrative Agent, and Bankers
                            Trust Company, as Documentation Agent.(7)
         10.22+          -- Employment Agreement, dated as of November 13, 1999,
                            among International Wire Holding Company and
                            International Wire Group, Inc. and Glenn J. Holler.(7)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.23+          -- Employment Agreement, dated as of November 13, 1999,
                            among International Wire Holding Company and
                            International Wire Group, Inc. and Joseph M. Fiamingo.(7)
         10.24           -- Supply Agreement dated March 29, 2000, between Wire
                            Harness Industries, Inc. and International Wire Group,
                            Inc.(8)
         10.25           -- Fifth Amendment to Amended and Restated Credit Agreement,
                            dated as of March 17, 2000, among International Wire
                            Group, Inc., International Wire Holding Company, Camden
                            Wire Co., Inc., the Several Lenders from time to time
                            parties thereto, the Chase Manhattan Bank, as
                            Administrative Agent, and Bankers Trust Company, as
                            Documentation Agent.*
         21.1            -- Subsidiaries of International Wire Group, Inc.*

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

(6) Incorporated by reference to the Annual Report on Form 10-K of International Wire Group, Inc. for the fiscal year ended December 31, 1997.

(7) Incorporated by reference to the Annual Report on Form 10-K of International Wire Group, Inc. for the fiscal year ended December 31, 1999.

(8) Incorporated by reference to the Current Report on Form 8-K of International Wire Group, Inc. as filed with the Securities Exchange Commission on April 13, 2000.

 *  Filed herewith.

 +  Indicates compensatory plan or arrangement.

  (b) Reports on Form 8-K

     The Company did not file a report on Form 8-K with the Securities and Exchange Commission during the quarter ended December 31, 2000.

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

Date: March 23, 2001

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

                      SIGNATURE                                    TITLE                     DATE
                      ---------                                    -----                     ----

                 /s/ JAMES N. MILLS                    Director and Chief Executive     March 23, 2001
-----------------------------------------------------    Officer (Principal Executive
                  (James N. Mills)                       Officer)

                /s/ DAVID M. SINDELAR                  Senior Vice President and        March 23, 2001
-----------------------------------------------------    Chief Financial Officer
                 (David M. Sindelar)                     (Principal Financial
                                                         Officer)

                 /s/ GLENN J. HOLLER                   Vice President -- Finance        March 23, 2001
-----------------------------------------------------    (Principal Accounting
                  (Glenn J. Holler)                      Officer)

                 /s/ THOMAS P. DANIS                   Director                         March 23, 2001
-----------------------------------------------------
                  (Thomas P. Danis)

                  /s/ JACK D. FURST                    Director                         March 23, 2001
-----------------------------------------------------
                   (Jack D. Furst)

                  /s/ JOHN A. GAVIN                    Director                         March 23, 2001
-----------------------------------------------------
                   (John A. Gavin)

                 /s/ CHARLES W. TATE                   Director                         March 23, 2001
-----------------------------------------------------
                  (Charles W. Tate)

                /s/ RICHARD W. VIESER                  Director                         March 23, 2001
-----------------------------------------------------
                 (Richard W. Vieser)

                 /s/ RODNEY D. KENT                    Director                         March 23, 2001
-----------------------------------------------------
                  (Rodney D. Kent)

               /s/ JOSEPH M. FIAMINGO                  Chairman of the Board of         March 23, 2001
-----------------------------------------------------    Directors
                (Joseph M. Fiamingo)

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

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.1            -- Agreement and Plan of Merger dated as of June 2, 1995,
                            among Omega Wire Corp., Wirekraft Holdings Corp.,
                            International Wire Holding Company, International Wire
                            Group, Inc. and Wirekraft Acquisition Company(1)
          2.2            -- Agreement and Plan of Merger, dated as of March 5, 1996, among Hoosier Wire, Inc., International Wire Group, Inc.,
                            and Wire Technologies, Inc.(2)
          2.3            -- Asset Purchase Agreement, dated as of March 5, 1996,
                            among Dekko Automotive Wire, Inc., International Wire
                            Holding Company, International Wire Group, Inc., and Wire
                            Technologies, Inc.(2)
          2.4            -- Asset Purchase Agreement, dated as of March 5, 1996,
                            among International Wire Holding Company, International
                            Wire Group, Inc., and Wire Technologies, Inc.(2)
          2.5            -- Asset Purchase Agreement, dated as of March 5, 1996,
                            among Silicones, International Wire Holding Company,
                            International Wire Group, Inc., and Wire Technologies,
                            Inc.(2)
          2.6            -- Stock Purchase Agreement dated March 23, 2000, by and
                            among Viasystems International, Inc., International Wire
                            Group, Inc. and Wirekraft Industries, Inc.(8)
          3.1            -- Restated Certificate of Incorporation of International
                            Wire Group, Inc.(4)
          3.2            -- By-Laws of International Wire Group, Inc.(1)
          4.1            -- Indenture, dated as of June 12, 1995, among International
                            Wire Group, Inc., as Issuer, the Subsidiary Guarantors
                            (as therein defined) and IBJ Schroder Bank & Trust
                            Company, as Trustee.(1)
          4.2            -- Form of the 11 3/4% Note (included in Exhibit 4.1,
                            Exhibit A)
          4.3            -- Exchange and Registration Rights Agreement, dated as of
                            June 12, 1995, among International Wire Group, Inc., the
                            Subsidiary Guarantors (as therein defined), Chemical
                            Securities Inc. and BT Securities Corporation.(1)
          4.4            -- First Supplemental Indenture, dated as of March 5, 1996, by and among International Wire Group, Inc., Wire
                            Technologies, Inc., the subsidiary guarantors party
                            thereto, and IBJ Schroder Bank & Trust Company, as
                            Trustee.(2)
          4.5            -- Certificate of Designation of Series A Senior Cumulative
                            Exchangeable Redeemable Preferred Stock of International
                            Wire Group, Inc.(2)
          4.6            -- Second Supplemental Indenture, dated as of December 20,
                            1996, by International Wire Group, Inc. the subsidiary
                            guarantors party thereto, and IBJ Schroder Bank and Trust
                            Company, as Trustee.(4)
          4.7            -- Indenture, dated as of February 12, 1997, among
                            International Wire Group, Inc., as Issuer, the Subsidiary
                            Guarantors (as therein defined) and IBJ Schroder Bank and
                            Trust Company, as Trustee.(5)
          4.8            -- Form of 14% Note (included in Exhibit 4.7, Exhibit A).
          4.9            -- Preferred Stock and Warrant Purchase Agreement dated as of March 5, 1996, by and among International Wire Holding
                            Company, International Wire Group, Inc., Chemical Equity
                            Associates and Hicks, Muse, Tate & Furst Equity Fund II,
                            L.P.(5)
          4.10           -- Third Supplemental Indenture, dated as of February 12,
                            1997, by and among International Wire Group, Inc., the
                            subsidiary guarantors party thereto, and IBJ Schroder
                            Bank and Trust Company, as Trustee.(5)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          4.11           -- First Supplemental Indenture, dated as of June 10, 1997, by and among International Wire Group, Inc., the
                            subsidiary guarantors party thereto, and IBJ Schroder
                            Bank and Trust Company, as Trustee.(5)
          4.12           -- Indenture, dated as of June 17, 1997, among International
                            Wire Group, Inc., as Issuer, the Subsidiary Guarantors
                            (as therein defined) and IBJ Schroder Bank and Trust
                            Company, as Trustee.(5)
          4.13           -- Form of 11 3/4% Series B Note (included in Exhibit 4.12,
                            Exhibit (A))
          4.14           -- Fourth Supplemental Indenture, dated as of April 7, 1998, by International Wire Group, Inc., the subsidiary
                            guarantors party thereto, and IBJ Schroder Bank and Trust
                            Company, as Trustee.*
          4.15           -- First Supplemental Indenture, dated as of April 7, 1998, by International Wire Group, Inc., the subsidiary
                            guarantors party thereto, and IBJ Schroder Bank and Trust
                            Company, as Trustee.*
          4.16           -- Second Supplemental Indenture, dated as of April 7, 1998, by International Wire Group, Inc., the subsidiary
                            guarantors party thereto, and IBJ Schroder Bank and Trust
                            Company, as Trustee.*
          4.17           -- Second Supplemental Indenture, dated as of December 29,
                            1999, between International Wire Group Inc., the
                            subsidiary guarantors party thereto, and The Bank of New
                            York, as successor Trustee to IBJ Schroder Bank & Trust
                            Company.*
          4.18           -- Third Supplemental Indenture, dated as of December 29,
                            1999, between International Wire Group Inc., the
                            subsidiary guarantors party thereto, and The Bank of New
                            York, as successor Trustee to IBJ Schroder Bank & Trust
                            Company.*
          4.19           -- Fifth Supplemental Indenture, dated as of December 29,
                            1999, between International Wire Group Inc., the
                            subsidiary guarantors party thereto, and The Bank of New
                            York, as successor Trustee to IBJ Schroder Bank & Trust
                            Company.*
         10.1            -- Agreement of Sublease, dated as of December 31, 1991,
                            between Oneida County Industrial Development Agency and
                            OWI Corporation.(1)
         10.2            -- Agreement of Sublease, dated as of December 31, 1991,
                            between Onondaga County Industrial Development Agency and
                            OWI Corporation.(1)
         10.3+           -- Employment Agreement, dated as of June 12, 1995, among
                            International Wire Holding Company, International Wire
                            Group Inc. and certain of its subsidiaries and James N.
                            Mills.(3)
         10.4+           -- Employment Agreement, dated as of June 12, 1995, among
                            International Wire Holding Company, International Wire
                            Group Inc. and certain of its subsidiaries and David M.
                            Sindelar.(3)
         10.5+           -- Employment Agreement, dated as of March 14, 1995, between
                            Omega Wire, Inc. and Rodney D. Kent.(1)
         10.6+           -- Option Agreement, dated as of March 31, 1995, between
                            Omega Wire Corp. and James N. Mills.(1)
         10.7+           -- Option Agreement, dated as of March 31, 1995, between
                            Omega Wire Corp. and David M. Sindelar.(1)
         10.8+           -- Option Agreement dated as of June 12, 1995, between Omega
                            Wire Corp. and David M. Sindelar.(1)
         10.9+           -- Option Agreement dated as of June 12, 1995, between
                            International Wire Group, Inc. and David M. Sindelar.(1)
         10.10           -- Stockholders Agreement dated as of June 12, 1995, among
                            International Wire Holding Company and the Stockholders
                            signatories thereto.(1)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.11           -- Monitoring and Oversight Agreement dated as of June 12,
                            1995, among International Wire Holding Company,
                            International Wire Group, Inc. and Hicks, Muse & Co.
                            Partners, L.P.(1)
         10.12+          -- 1995 Stock Option Plan of International Wire Holding
                            Company.(3)
         10.13+          -- Form of Option Agreement of International Wire Holding
                            Company under 1995 Stock Option Plan.(3)
         10.14           -- Amended and Restated Credit Agreement, dated as of
                            February 12, 1997, among International Wire Group, Inc.,
                            International Wire Holding Company, the several lenders
                            from time to time parties thereto, Chase Manhattan Bank,
                            as Administrative Agent, and Bankers Trust Company, as
                            Documentation Agent.(4)
         10.15+          -- Employment Agreement, dated as of September 25, 1996,
                            among International Wire Holding Company and
                            International Wire Group, Inc. and Joseph M. Fiamingo.(4)
         10.16+          -- Option Agreement, dated as of November 5, 1995, between
                            International Wire Holding Company and Joseph M.
                            Fiamingo.(4)
         10.17+          -- Option Agreement, dated as of November 6, 1996, between
                            International Wire Holding Company and Joseph M.
                            Fiamingo.(4)
         10.18           -- First Amendment to Amended and Restated Credit Agreement,
                            dated as of June 17, 1997, among International Wire
                            Group, Inc., International Wire Holding Company, the
                            Several Lenders from time to time parties thereto, the
                            Chase Manhattan Bank, as Administrative Agent, and
                            Bankers Trust Company, as Documentation Agent.(5)
         10.19           -- Second Amendment and Waiver to Amended and Restated
                            Credit Agreement, dated as of September 29, 1997, among
                            International Wire Group, Inc., International Wire
                            Holding Company, the Several Lenders from time to time
                            parties thereto, the Chase Manhattan Bank, as
                            Administrative Agent, and Bankers Trust Company, as
                            Documentation Agent.(6)
         10.20+          -- Option Agreement, dated as of August 6, 1996, between
                            International Wire Holding Company and Glenn J.
                            Holler.(6)
         10.21           -- Fourth Amendment to Amended and Restated Credit
                            Agreement, dated as of December 29, 1999, among
                            International Wire Group, Inc., International Wire
                            Holding Company, Camden Wire Co., Inc., the Several
                            Lenders from time to time parties thereto, the Chase
                            Manhattan Bank, as Administrative Agent, and Bankers
                            Trust Company, as Documentation Agent.(7)
         10.22+          -- Employment Agreement, dated as of November 13, 1999,
                            among International Wire Holding Company and
                            International Wire Group, Inc. and Glenn J. Holler.(7)
         10.23+          -- Employment Agreement, dated as of November 13, 1999,
                            among International Wire Holding Company and
                            International Wire Group, Inc. and Joseph M. Fiamingo.(7)
         10.24           -- Supply Agreement dated March 29, 2000, between Wire
                            Harness Industries, Inc. and International Wire Group,
                            Inc.(8)
         10.25           -- Fifth Amendment to Amended and Restated Credit Agreement,
                            dated as of March 17, 2000, among International Wire
                            Group, Inc., International Wire Holding Company, Camden
                            Wire Co., Inc., the Several Lenders from time to time
                            parties thereto, the Chase Manhattan Bank, as
                            Administrative Agent, and Bankers Trust Company, as
                            Documentation Agent.*
         21.1            -- Subsidiaries of International Wire Group, Inc.*

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

(6) Incorporated by reference to the Annual Report on Form 10-K of International Wire Group, Inc. for the fiscal year ended December 31, 1997.

(7) Incorporated by reference to the Annual Report on Form 10-K of International Wire Group, Inc. for the fiscal year ended December 31, 1999.

(8) Incorporated by reference to the Current Report on Form 8-K of International Wire Group, Inc. as filed with the Securities Exchange Commission on April 13, 2000.

 *  Filed herewith.

 +  Indicates compensatory plan or arrangement.