Form 10-Q
period 2001-03-31
INTERNATIONAL WIRE GROUP INC
filed 2001-05-14
CIK 947429

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            March 31, 2001
                              ---------------------------------------------
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

                                                  Outstanding at
           Class                                  April 30, 2001
----------------------------                      --------------

  Common Stock                                        1,000

                         INTERNATIONAL WIRE GROUP, INC.



                                      INDEX

PART I - FINANCIAL INFORMATION                                                        Page
                                                                                      ----
Item 1. Condensed Consolidated Financial Statements (Unaudited):
        Condensed Consolidated Balance Sheets as of March 31, 2001 and
             December 31, 2000 .................................................         3
        Condensed Consolidated Statements of Operations for the three months
             ended March 31, 2001 and 2000 .....................................         4
        Condensed Consolidated Statements of Cash Flows for the three months
             ended March 31, 2001 and 2000 .....................................         5
        Notes to Condensed Consolidated Financial Statements ...................         6
Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations .........................................        15
Item 3. Quantitative and Qualitative Disclosure About Market Risk ..............        18

PART II - OTHER INFORMATION ....................................................        19

SIGNATURES .....................................................................        20

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                         INTERNATIONAL WIRE GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                March 31,       December 31,
                                                               -----------------------------
                                                                  2001               2000
                                                               ----------         ----------
ASSETS

Current assets:
  Cash and cash equivalents ...........................        $   27,309         $   32,244
  Accounts receivable, less allowance of $2,464
    and $2,760, respectively ..........................            87,992             82,339
  Inventories .........................................            78,053             83,527
  Other current assets ................................            29,692             28,163
                                                               ----------         ----------
    Total current assets ..............................           223,046            226,273
Property, plant and equipment, net ....................           144,710            148,414
Intangible and other assets ...........................           208,362            211,047
                                                               ----------         ----------
    Total assets ......................................        $  576,118         $  585,734
                                                               ==========         ==========

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Current maturities of long-term obligations .........        $    4,067         $    4,312
  Accounts payable ....................................            38,025             42,654
  Accrued and other liabilities .......................            36,928             38,227
  Accrued payroll and payroll related items ...........             4,075             11,740
  Accrued interest ....................................            11,895              3,195
                                                               ----------         ----------
    Total current liabilities .........................            94,990            100,128
Long-term obligations, less current maturities ........           330,355            331,121
Other long-term liabilities ...........................            46,280             46,736
                                                               ----------         ----------
    Total liabilities .................................           471,625            477,985
Stockholder's equity:
  Common stock, $.01 par value, 1,000 shares
    authorized, issued and outstanding ................                 0                  0
  Contributed capital .................................           246,724            246,724
  Carryover of predecessor basis ......................           (67,762)           (67,762)
  Accumulated deficit .................................           (72,039)           (69,989)
  Accumulated other comprehensive loss ................            (2,430)            (1,224)
                                                               ----------         ----------
    Total stockholder's equity ........................           104,493            107,749
                                                               ----------         ----------

    Total liabilities and stockholder's equity ........        $  576,118         $  585,734
                                                               ==========         ==========




   See accompanying notes to the condensed consolidated financial statements.

                         INTERNATIONAL WIRE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)
                                   (Unaudited)


                                                                       Three Months
                                                                      Ended March 31,
                                                               -----------------------------
                                                                  2001               2000
                                                               ----------         ----------

Net sales .............................................        $  124,749         $  144,613
Operating expenses:
  Cost of goods sold ..................................            96,483            107,190
  Selling, general and
   administrative expenses ............................            11,022             12,415
  Depreciation and
   amortization .......................................             8,951              9,108
  Unusual charge ......................................             3,100                  -
                                                               ----------         ----------
Operating income ......................................             5,193             15,900
Other income (expense):
  Interest expense ....................................            (8,450)           (13,051)
  Amortization of deferred financing costs ............              (339)              (801)
                                                               ----------         ----------
Income (loss)from continuing operations
  before income tax provision and
  extraordinary item ..................................            (3,596)             2,048
Income tax provision (benefit) ........................            (1,546)             1,555
                                                               ----------         ----------
Income (loss) from continuing operations before
  extraordinary item ..................................            (2,050)               493
Income from discontinued operations, net of
  income taxes of $1,598 ..............................                 -              3,634
                                                               ----------         ----------
Income (loss) before extraordinary item ...............            (2,050)             4,127
Extraordinary item - loss related to early
  extinguishment of debt, net of taxes
  of $2,073 ...........................................                 -             (2,747)
                                                               ----------         ----------
Net income (loss) .....................................        $   (2,050)        $    1,380
                                                               ==========         ==========




   See accompanying notes to the condensed consolidated financial statements.

                         INTERNATIONAL WIRE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                               Three Months
                                                              Ended March 31,
                                                       ---------------------------
                                                         2001              2000
                                                       ---------------------------

Cash flows provided by (used in) operating
  activities:
  Net cash used in continuing operations ......        $    (653)        $  (7,235)
  Net cash provided by (used in)
   discontinued operations ....................             (332)            1,697
                                                       ---------         ---------
Net cash provided by (used in) operating
  activities ..................................             (985)           (5,538)
                                                       ---------         ---------
Cash flows used in investing activities:
  Capital expenditures ........................           (3,228)           (4,229)
  Capital expenditures of discontinued
    operations ................................               --              (982)
                                                       ---------         ---------
Net cash used in investing activities .........           (3,228)           (5,211)
                                                       ---------         ---------
Cash flows provided by (used in) financing
  activities:
  Repayment of long-term obligations ..........             (623)         (198,342)
  Financing fees and other ....................               --              (699)
  Net proceeds from sale of Wire Harness
    Segment ...................................               --           208,500
                                                       ---------         ---------
Net cash provided by (used in) financing
  activities ..................................             (623)            9,459
                                                       ---------         ---------
Effects of exchange rate changes on cash
  and cash equivelants ........................              (99)               --
                                                       ---------         ---------
Net change in cash and cash equivalents .......           (4,935)           (1,290)
Cash at beginning of the period ...............           32,244             7,425
                                                       ---------         ---------
Cash at end of the period .....................        $  27,309         $   6,135
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

                         INTERNATIONAL WIRE GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)
                                   (Unaudited)

1.      Basis of Presentation

        Unaudited Interim Condensed Consolidated Financial Statements

        The unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of International Wire Group, Inc. (the "Company"). The results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for a full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000.

        Recently Issued Accounting Standards

        In June 1998, the Financial Accounting Standards Board (the "FASB") adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133 as of January 1, 2001. The adoption of this statement did not have a significant impact on the Company's consolidated financial position or results of operations.

        In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a Replacement of FASB Statement No. 125". SFAS No. 140 revised the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Management does not anticipate SFAS No. 140 will have a material effect on the Company's consolidated financial position or results of operations.

2.      Discontinued Operations

        On March 29, 2000, the Company consummated the sale of its Wire Harness business (the "Wire Harness Sale") for $210,000 in cash. The results of operations of the Wire Harness business have been reclassified to discontinued operations for all periods presented.

3.      Unusual Charge

        During the first quarter of 2001, the Company announced its plan for a realignment of its insulated wire production. In connection with the

                         INTERNATIONAL WIRE GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)


        realignment, the Company initiated the closure of three of its manufacturing facilities located in Alabama and Indiana. The production capacity for these locations is being primarily transferred and consolidated into the Company's existing manufacturing facilities in Texas, which are being expanded, as necessary, to accommodate the production transfer. In addition to the production realignment announced in the first quarter, the Company anticipates further realignment actions in the second and third quarters of 2001. In addition to the plant consolidations announced in the first quarter and the additional actions anticipated for the second and third quarters, the Company has undertaken a strategic initiative and expects to establish a "greenfield" insulated wire facility in Mexico by the end of 2001. The startup of this Mexican facility, will complete the Company's realignment.

        The Company estimates that it will incur total costs of approximately $3,600 related to the plant closures and the transition of production capacity, of which, $3,100 has been accrued for as of March 31, 2001. The additional realignment activity anticipated by the Company will likely result in additional charges of between $1,400 and $3,400. In connection with the plant closures, 138 employees will be terminated, all of whom were notified in the first quarter. The Company estimates that the plant closures announced in the first quarter will be complete by the end of the third quarter.

        A summary of activity related to plant closings is as follows:


                                                                   Three
                                                                   Months
                                                                   Ended
                                                                 March 31,
                                                                -----------
                                                                   2001
                                                                -----------

Balance, beginning of period ................................     $     --
Charges to operations:
  Facility shut-down costs ..................................          859
  Personnel and severance costs .............................        2,241
                                                                  --------
                                                                     3,100
                                                                  --------
Costs incurred:
  Facility shut-down costs ..................................         (720)
  Personnel and severance costs .............................         (263)
                                                                  --------
                                                                      (983)
                                                                  --------
Balance, end of period ......................................     $  2,117
                                                                  ========


4.      Extraordinary Item - Loss Related to Early Retirement of Debt

        Substantially all of the net proceeds (after the payment of fees and expenses) from the Wire Harness Sale were used to repay indebtedness outstanding under the Company's senior credit facility. Accordingly, the Company recorded an extraordinary loss during the first quarter of 2000 of $2,747, net of income tax benefit, related to the write-off of deferred financing fees.


5.      Inventories

        The composition of inventories at March 31, 2001 and December 31, 2000 is as follows:

                                 March 31,        December 31,
                                   2001              2000
                                   ----              ----

Raw materials ...........        $  18,726        $  28,402

                         INTERNATIONAL WIRE GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)


Work-in-process .........           30,097           26,414
Finished goods ..........           29,230           28,711
                                 ---------        ---------
 Total ..................        $  78,053        $  83,527
                                 =========        =========

        The carrying value of inventories on a last-in, first-out basis, at March 31, 2001 and December 31, 2000, approximates their current cost.


6.      Long-Term Obligations

        The composition of long-term obligations at March 31, 2001 and December 31, 2000 is as follows:

                                                       March 31,     December 31,
                                                         2001            2000
                                                         ----            ----
Amended and Restated Credit Agreement:
  Revolving credit facility ...................        $      -        $      -
  Term facility ...............................           2,273           2,273
Senior Subordinated Notes .....................         150,000         150,000
Series B Senior Subordinated Notes ............         150,000         150,000
Series B Senior Subordinated Notes Premium ....           8,135           8,523
Industrial revenue bonds ......................          15,500          15,500
Other .........................................           8,514           9,137
                                                       --------        --------
                                                        334,422         335,433
Less, current maturities ......................           4,067           4,312
                                                       --------        --------
                                                       $330,355        $331,121
                                                       ========        ========


        The schedule of principal payments for long-term obligations, excluding premium, at March 31, 2001 is as follows:

2001 ......................   $   2,078
2002 ......................       1,815
2003 ......................         375
2004 ......................         125
2005 ......................     314,137
Thereafter ................       7,757
                              ---------
  Total ...................   $ 326,287
                              =========


        As of March 31, 2001, the Credit Agreement provides senior secured financing under the Term A Loan of up to $2,273 (the "Term Facility") and a $75,000 revolving loan and letter of credit facility (the "Revolver"). Mandatory principal payments of the Term Facility are due in quarterly installments. The final installment is due September 30, 2002, at which time the Revolver is also due.

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


8.      Guarantor Subsidiaries

        The Senior Notes are fully and unconditionally (as well as jointly and severally) guaranteed on an unsecured, senior subordinated basis by each subsidiary of the Company (the "Guarantor Subsidiaries") other than IWG-Philippines, Inc., IWG International, Inc., Italtrecce-Societa Italiana Trecce & Affini S.r.l., International Wire SAS, Tresse Metalique J. Forissier, S.A., Cablerie E. Charbonnet, S.A. and Fressynet, S.A. (the "Non-Guarantor Subsidiaries"). Each of the Guarantor Subsidiaries and Non-Guarantor Subsidiaries is wholly owned by the Company.

        The following condensed, consolidating financial statements of the Company include the accounts of the Company, the combined accounts of the Guarantor Subsidiaries and the combined accounts of the Non-Guarantor Subsidiaries.

                         INTERNATIONAL WIRE GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)



                                                                           TOTAL        TOTAL
                                                            COMPANY      GUARANTOR   NON-GUARANTOR  ELIMINATIONS     TOTAL
                                                           -----------------------------------------------------------------
BALANCE SHEET
    AS OF MARCH 31, 2001

ASSETS
    Cash and cash equivalents .........................    $      --     $  23,598     $   3,711     $      --     $  27,309
    Accounts receivable ...............................           --        71,114        16,878            --        87,992
    Inventories .......................................           --        67,083        10,970            --        78,053
    Other assets ......................................           --        28,520         1,172            --        29,692
                                                           ---------     ---------     ---------     ---------     ---------
       Total current assets ...........................           --       190,315        32,731            --       223,046
    Property, plant and equipment, net ................           --       124,533        20,177            --       144,710
    Investment in subsidiaries ........................      467,300            --            --      (467,300)           --
    Intangibles and other assets ......................        7,874       187,625        12,863            --       208,362
                                                           ---------     ---------     ---------     ---------     ---------
       Total assets ...................................    $ 475,174     $ 502,473     $  65,771     $(467,300)    $ 576,118
                                                           =========     =========     =========     =========     =========

LIABILITIES AND STOCKHOLDER'S EQUITY

    Current liabilities ...............................    $  14,642     $  70,177     $  10,171    $       --     $  94,990
    Long-term obligations, less current maturities ....      315,946        14,409            --            --       330,355
    Other long-term liabilities .......................           --        44,913         1,367            --        46,280
    Intercompany (receivable) payable .................      (30,099)       (6,822)       36,921            --            --
                                                           ---------     ---------     ---------     ---------     ---------
       Total liabilities ..............................      300,489       122,677        48,459            --       471,625
    Stockholder's equity:
     Common stock .....................................            0             0             0             0             0
     Contributed capital ..............................      246,724       297,106        11,887      (308,993)      246,724
     Carryover of predecessor basis ...................           --       (67,762)           --            --       (67,762)
     Retained earnings (accumulated deficit) ..........      (72,039)      150,452         7,855      (158,307)      (72,039)
     Other comprehensive loss .........................           --            --        (2,430)           --        (2,430)
                                                           ---------     ---------     ---------     ---------     ---------
       Total stockholder's
         equity .......................................      174,685       379,796        17,312      (467,300)      104,493
                                                           ---------     ---------     ---------     ---------     ---------
       Total liabilities and
         stockholder's equity .........................    $ 475,174     $ 502,473     $  65,771     $(467,300)    $ 576,118
                                                           =========     =========     =========     =========     =========

                         INTERNATIONAL WIRE GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)


                                                                           TOTAL        TOTAL
                                                            COMPANY      GUARANTOR   NON-GUARANTOR  ELIMINATIONS      TOTAL
                                                           -----------------------------------------------------------------
BALANCE SHEET
    AS OF DECEMBER 31, 2000

ASSETS
Cash ..................................................    $      --     $  27,772     $   4,472     $      --     $  32,244
Accounts receivable ...................................           --        66,362        15,977            --        82,339
Inventories ...........................................           --        73,573         9,954            --        83,527
Other current assets ..................................           --        26,937         1,226            --        28,163
                                                           ---------     ---------     ---------     ---------     ---------
    Total current assets ..............................           --       194,644        31,629            --       226,273
Property, plant and
  equipment, net ......................................           --       127,661        20,753            --       148,414
Investment in subsidiaries ............................      461,033            --            --      (461,033)           --
Intangible and other assets ...........................        8,357       189,099        13,591            --       211,047
                                                           ---------     ---------     ---------     ---------     ---------
          Total assets ................................    $ 469,390     $ 511,404     $  65,973     $(461,033)    $ 585,734
                                                           =========     =========     =========     =========     =========



LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities ...................................    $   5,942     $  84,003     $  10,183     $      --     $ 100,128
Long term obligations, less current
  maturities ..........................................      313,049        18,072            --            --       331,121
Other long-term liabilities ...........................           --        45,472         1,264            --        46,736
Intercompany (receivable) payable .....................      (26,336)      (10,589)       36,925            --            --
                                                           ---------     ---------     ---------     ---------     ---------
          Total liabilities ...........................      292,655       136,958        48,372            --       477,985
Stockholder's equity (deficit):
  Common stock ........................................            0             0             0             0             0
  Contributed capital .................................      246,724       297,106        11,887      (308,993)      246,724
  Carryover of predecessor basis ......................           --       (67,762)           --            --       (67,762)
  Retained earnings (accumulated
     deficit) .........................................      (69,989)      145,102         6,938      (152,040)      (69,989)
  Other comprehensive loss ............................           --            --        (1,224)           --        (1,224)
                                                           ---------     ---------     ---------     ---------     ---------
          Total stockholder's equity
            (deficit) .................................      176,735       374,446        17,601      (461,033)      107,749
                                                           ---------     ---------     ---------     ---------     ---------
          Total liabilities and
            stockholder's equity
            (deficit) .................................    $ 469,390     $ 511,404     $  65,973     $(461,033)    $ 585,734
                                                           =========     =========     =========     =========     =========

                         INTERNATIONAL WIRE GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)


                                                                            TOTAL        TOTAL
                                                             COMPANY      GUARANTOR   NON-GUARANTOR  ELIMINATIONS     TOTAL
                                                            -----------------------------------------------------------------
STATEMENT OF OPERATIONS
  FOR THE THREE MONTHS ENDED
  MARCH 31, 2001

Net sales ...............................................   $      --     $ 109,132     $  15,617     $      --     $ 124,749

Operating expenses:
     Cost of goods sold .................................          --        84,476        12,007            --        96,483
     Selling, general and administrative expenses .......          --         9,881         1,141            --        11,022
     Depreciation and amortization ......................         144         7,773         1,034            --         8,951
     Unusual item .......................................          --         3,100            --            --         3,100
                                                            ---------     ---------     ---------     ---------     ---------
Operating income ........................................        (144)        3,902         1,435            --         5,193

Other income (expense):
     Interest expense ...................................      (7,834)         (244)         (372)           --        (8,450)
     Amortization of deferred financing costs ...........        (339)           --            --            --          (339)
     Equity in net income of subsidiaries ...............       6,267            --            --        (6,267)           --
                                                            ---------     ---------     ---------     ---------     ---------
Income (loss) before tax provision
     (benefit) ..........................................      (2,050)        3,658         1,063        (6,267)       (3,596)
Income tax provision (benefit) ..........................          --        (1,692)          146            --        (1,546)
                                                            ---------     ---------     ---------     ---------     ---------

Net income ..............................................   $  (2,050)    $   5,350     $     917     $  (6,267)    $  (2,050)
                                                            =========     =========     =========     =========     =========

                         INTERNATIONAL WIRE GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)


                                                                              TOTAL        TOTAL
                                                               COMPANY      GUARANTOR   NON-GUARANTOR  ELIMINATIONS    TOTAL
                                                              -----------------------------------------------------------------
STATEMENT OF OPERATIONS
  FOR THE THREE MONTHS ENDED
  MARCH 31, 2000

Net sales ................................................    $      --     $ 128,853     $  15,760     $      --     $ 144,613

Operating expenses:
     Cost of goods sold ..................................           --        96,280        10,910            --       107,190
     Selling, general and administrative expenses ........           --        11,292         1,123            --        12,415
     Depreciation and amortization .......................          156         7,914         1,038            --         9,108
                                                              ---------     ---------     ---------     ---------     ---------
Operating income .........................................         (156)       13,367         2,689            --        15,900

Other income (expense):
     Interest expense ....................................      (12,763)         (189)          (99)           --       (13,051)
     Amortization of deferred financing costs ............         (801)           --            --            --          (801)
     Equity in net income of subsidiaries ................       17,847            --            --       (17,847)           --
                                                              ---------     ---------     ---------     ---------     ---------
Income from continuing operations
    before income tax provision
    and extraordinary item ...............................        4,127        13,178         2,590       (17,847)        2,048
Income tax provision .....................................           --         1,171           384            --         1,555
                                                              ---------     ---------     ---------     ---------     ---------
Income from continuing operations
    before extraordinary item ............................        4,127        12,007         2,206       (17,847)          493
Income from discontinued
    operations, net of taxes of $1,598 ...................           --         2,288         1,346            --         3,634
                                                              ---------     ---------     ---------     ---------     ---------
Income before extraordinary
    item .................................................        4,127        14,295         3,552       (17,847)        4,127
Extraordinary item - loss
    related to early
    extinguishment of debt,
    net of taxes of $2,073 ...............................       (2,747)           --            --            --        (2,747)
                                                              ---------     ---------     ---------     ---------     ---------

Net income (loss) ........................................    $   1,380     $  14,295     $   3,552     $ (17,847)    $   1,380
                                                              =========     =========     =========     =========     =========

                         INTERNATIONAL WIRE GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)


                                                                   TOTAL           TOTAL
                                                   COMPANY       GUARANTOR     NON-GUARANTOR   ELIMINATIONS       TOTAL
                                                 -------------------------------------------------------------------------
STATEMENT OF CASH FLOWS
  FOR THE THREE MONTHS ENDED
  MARCH 31, 2001

Net cash used in operating
  activities ................................    $        --    $      (637)    $      (348)    $        --    $      (985)
                                                 -----------    -----------     -----------     -----------    -----------
Cash flows used in investing
  activities for capital
  expenditures ..............................             --         (2,914)           (314)             --         (3,228)
                                                 -----------    -----------     -----------     -----------    -----------
Cash flows used in financing
  activities for repayment of
  long-term obligations .....................             --           (623)             --              --           (623)
                                                 -----------    -----------     -----------     -----------    -----------
Effect of exchange rate changes
   on cash and cash equivalents .............             --             --             (99)            --             (99)
                                                 -----------    -----------     -----------     -----------    -----------

Net change in cash and cash equivalents .....    $        --    $    (4,174)    $      (761)    $        --    $    (4,935)
                                                 ===========    ===========     ===========     ===========    ===========



                                                                    TOTAL           TOTAL
                                                   COMPANY        GUARANTOR     NON-GUARANTOR   ELIMINATIONS       TOTAL
                                                 --------------------------------------------------------------------------
STATEMENT OF CASH FLOWS
  FOR THE THREE MONTHS ENDED
  MARCH 31, 2000

Net cash provided by (used
  in) operating activities ..................    $   (10,161)    $     3,206     $     1,417     $        --    $    (5,538)
                                                 -----------     -----------     -----------     -----------    -----------
Cash flows used in investing
  activities for capital
  expenditures ..............................             --          (3,571)         (1,640)             --         (5,211)
                                                 -----------     -----------     -----------     -----------    -----------
Cash flows provided by (used in)
  financing activities:
    Repayment of long-term
      obligations ...........................       (197,640)           (702)             --              --       (198,342)
    Financing fees and other ................           (699)             --              --              --           (699)
    Net proceeds from sale of
      Wire Harness Segment ..................        208,500              --              --              --        208,500
                                                 -----------     -----------     -----------     -----------    -----------
Net cash provided by (used in)
  financing activities ......................         10,161            (702)             --              --          9,459
                                                 -----------     -----------     -----------     -----------    -----------


Net change in cash and cash equivalents .....    $        --     $    (1,067)    $      (223)    $        --    $    (1,290)
                                                 ===========     ===========     ===========     ===========    ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis includes the results of operations for the three months ended March 31, 2001, compared to the three months ended March 31, 2000.

In March 2000, the Company sold its Wire Harness Segment to Viasystems Group, Inc. The Wire Harness Segment was previously reported as a separate segment. The results of operations of the Wire Harness Segment for the first quarter of 2000 have been reclassified to discontinued operations.

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


RESULTS OF OPERATIONS

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

Net sales for the quarter were $124.7 million, a decrease of $19.9 million, or 13.7%, compared to the three months ended March 31, 2000. This decrease in sales was primarily the result of reduced demand from customers supplying the automotive and electronics/data communications markets, which was partially offset by increased volume in the general industrial market. In general, the Company prices its wire products based on a spread over the cost of copper, which results in an increased dollar value of sales when copper costs increase. The average price of copper based on the New York Mercantile Exchange, Inc. ("COMEX") was $0.82 per pound during both quarters ended March 31, 2001 and March 31, 2000.

Cost of goods sold as a percentage of sales increased to 77.3% for the three months ended March 31, 2001, from 74.1% for the three months ended March 31, 2000. This change was due primarily to lower pricing under new agreements with customers who supply the automotive industry and operating inefficiencies associated with lower production levels.

Selling, general and administrative expenses decreased $1.4 million to $11.0 million for the three months ended March 31, 2001, compared to $12.4 million for the same period in 2000 due to a reduction in headcount and other cost containment actions.

Depreciation and amortization was $9.0 million for the three months ended March 31, 2001, compared to $9.1 million for the same period in 2000.

During the first quarter of 2001, the Company announced its plan for a realignment of its insulated wire production. In connection with the realignment, the Company initiated the closure of three of its manufacturing facilities located in Alabama and Indiana. The production capacity for these locations is being primarily transferred and consolidated into the Company's existing manufacturing facilities in Texas, which are being expanded, as necessary, to accommodate the production transfer. In addition to the actions taken in the first quarter, the Company is also in the process of reviewing its remaining facilities and anticipates further realignment activity. The Company has undertaken a strategic initiative and expects to establish a "greenfield" insulated wire facility in Mexico by the end of 2001. The startup of this Mexican facility, along with the additional plant closures, will complete the Company's realignment.

The Company estimates that it will incur total costs of approximately $3,600 related to the plant closures and the transition of production capacity, of which, $3,100 has been accrued for as of March 31, 2001. The additional realignment activity anticipated by the Company will likely result in additional charges of between $1,400 and $3,400. In connection with the plant closures, 138 employees will be terminated, all of whom were notified in the first quarter. The Company estimates that the plant closures announced in the first quarter will be complete by the end of the third quarter. There was no such unusual charge during the first quarter of 2000.

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

Net cash used in operating activities by continuing operations for the three months ended March 31, 2001 was $0.7 million, compared to $7.2 million for the three months ended March 31, 2000. This change was primarily due to improved working capital requirements partially offset by the lower operating results.

Net cash used in investing activities, representing capital expenditures, was $3.2 million for the three months ended March 31, 2001, compared to $5.2 million for the three months ended March 31, 2000. The change in capital expenditures was due, in part, to the capital expenditures from discontinued operations incurred in the first quarter of 2000.

Net cash provided by (used in) financing activities was ($0.6) million, representing the repayment of long-term obligations, for the three months ended March 31, 2001, compared $9.5 million for the three months ended March 31, 2000. In March 2000, the Company generated $208.5 million in proceeds from the sale of its Wire Harness business, net of transaction costs of approximately $1.5 million. The Company applied substantially all of the net proceeds from this sale for repayment of outstanding obligations under the Company's Amended and Restated Credit Agreement.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board (the "FASB") adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133 as of January 1, 2001. The adoption of this statement did not have a significant impact on the Company's consolidated financial position or results of operations.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a Replacement of FASB Statement No. 125". SFAS No. 140 revised the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Management does not anticipate SFAS No. 140 will have a material effect on the Company's consolidated financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK


In accordance with Item 305 of Regulation S-K, the Company provided quantitative and qualitative information about market risk in "Item 7a. Quantitative and Qualitative Disclosures About Market Risk" of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000. There have been no material changes to the information disclosed in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000.

PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

(a)   Exhibits
      None

(b)   Reports on Form 8-K
      There were no reports on Form 8-K filed during the reporting period.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                      INTERNATIONAL WIRE GROUP, INC.


Dated:  May 14, 2001                  By   : /s/ DAVID M. SINDELAR
                                             ---------------------------------
                                      Name : David M. Sindelar
                                      Title: Senior Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer)


                                      By   : /s/ GLENN J. HOLLER
                                             ---------------------------------
                                      Name : Glenn J. Holler
                                      Title: Vice President - Finance
                                             (Principal Accounting Officer)