Form 10-Q
period 2001-06-30
INTERNATIONAL WIRE GROUP INC
filed 2001-08-14
CIK 947429

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q
(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED...................JUNE 30, 2001.................

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

                                 YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                         OUTSTANDING AT
           CLASS                                          JULY 31, 2001
           -----                                          -------------
  Common Stock                                                1,000

                         INTERNATIONAL WIRE GROUP, INC.


                                      INDEX

PART I - FINANCIAL INFORMATION                                                                                        Page
                                                                                                                      ----
  Item 1. Condensed Consolidated Financial Statements (Unaudited):
      Condensed Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000.....................               3
      Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2001
           and 2000 ......................................................................................               4
      Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2001 and 2000.....               5
      Notes to Condensed Consolidated Financial Statements................................................               6
   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.........              15
   Item 3.  Quantitative and Qualitative Disclosure About Market Risk.....................................              18

PART II - OTHER INFORMATION...............................................................................              19

SIGNATURES................................................................................................              20

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                         INTERNATIONAL WIRE GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                          JUNE 30,       DECEMBER 31,
                                                            2001            2000
                                                         ----------      ------------
ASSETS

Current assets:
  Cash and cash equivalents ........................     $   16,044      $   32,244
  Accounts receivable, less allowance of $2,386
    and $2,760, respectively .......................         83,821          82,339
  Inventories ......................................         79,566          83,527
  Other current assets .............................         29,872          28,163
                                                         ----------      ----------
    Total current assets ...........................        209,303         226,273
Property, plant and equipment, net .................        144,933         148,414
Intangible and other assets ........................        205,763         211,047
                                                         ----------      ----------
    Total assets ...................................     $  559,999      $  585,734
                                                         ==========      ==========

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Current maturities of long-term obligations ......     $    3,920      $    4,312
  Accounts payable .................................         39,839          42,654
  Accrued and other liabilities ....................         33,277          38,227
  Accrued payroll and payroll related items ........          5,804          11,740
  Accrued interest .................................          2,870           3,195
                                                         ----------      ----------
    Total current liabilities ......................         85,710         100,128
Long-term obligations, less current maturities .....        329,436         331,121
Other long-term liabilities ........................         42,644          46,736
                                                         ----------      ----------
    Total liabilities ..............................        457,790         477,985
Stockholder's equity:
  Common stock, $.01 par value, 1,000 shares
    authorized, issued and outstanding .............              0               0
  Contributed capital ..............................        246,724         246,724
  Carryover of predecessor basis ...................        (67,762)        (67,762)
  Accumulated deficit ..............................        (73,343)        (69,989)
  Accumulated other comprehensive loss .............         (3,410)         (1,224)
                                                         ----------      ----------
    Total stockholder's equity .....................        102,209         107,749
                                                         ----------      ----------
    Total liabilities and stockholder's equity .....     $  559,999      $  585,734
                                                         ==========      ==========

   See accompanying notes to the condensed consolidated financial statements.

                         INTERNATIONAL WIRE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (Unaudited)


                                                              THREE MONTHS                 SIX MONTHS
                                                             ENDED JUNE 30,               ENDED JUNE 30,
                                                      -------------------------     -------------------------
                                                         2001           2000           2001           2000
                                                      ----------     ----------     ----------     ----------
Net sales ........................................    $  115,671     $  145,509     $  240,420     $  290,122
Operating expenses:
  Cost of goods sold excluding item below ........        87,359        106,953        183,842        214,143
  Unusual costs related to plant
    consolidations (see Note 3)...................         1,714             --          1,714             --
                                                      ----------     ----------     ----------     ----------
         Total cost of goods sold ................        89,073        106,953        185,556        214,143
  Selling, general and administrative expenses ...         9,673         12,294         20,695         24,709
  Depreciation and amortization ..................         9,214          9,174         18,165         18,282
  Unusual charges ................................           837             --          3,937             --
                                                      ----------     ----------     ----------     ----------
Operating income .................................         6,874         17,088         12,067         32,988

Other income (expense):
  Interest expense ...............................        (8,825)        (9,190)       (17,275)       (22,241)
  Amortization of deferred financing costs .......          (338)          (410)          (677)        (1,211)
                                                      ----------     ----------     ----------     ----------
Income (loss) from continuing
  operations before income tax provision
  and extraordinary item .........................        (2,289)         7,488         (5,885)         9,536
Income tax provision (benefit) ...................          (985)         3,244         (2,531)         4,799
                                                      ----------     ----------     ----------     ----------
Income (loss) from continuing
  operations before extraordinary item ...........        (1,304)         4,244         (3,354)         4,737
Income from discontinued operations, net
  of income taxes of $1,598 ......................            --             --             --          3,634
                                                      ----------     ----------     ----------     ----------
Income (loss) before extraordinary item ..........        (1,304)         4,244         (3,354)         8,371
Extraordinary item - loss related to
  early extinguishment of debt, net of
  taxes of $2,073 ................................            --             --             --         (2,747)
                                                      ----------     ----------     ----------     ----------
Net income (loss) ................................    $   (1,304)    $    4,244     $   (3,354)    $    5,624
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

                         INTERNATIONAL WIRE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (Unaudited)

                                                                       SIX MONTHS
                                                                     ENDED JUNE 30,
                                                               --------------------------
                                                                  2001            2000
                                                               ----------      ----------
Cash flows provided by (used in) operating activities:
  Net cash provided by (used in) continuing operations ...     $   (3,486)     $    5,442
  Net cash provided by (used in)
   discontinued operations ...............................           (684)            430
                                                               ----------      ----------
Net cash provided by (used in) operating
  activities .............................................         (4,170)          5,872
                                                               ----------      ----------
Cash flows used in investing activities:
  Capital expenditures ...................................        (10,570)         (8,539)
  Capital expenditures of discontinued
    operations ...........................................             --            (982)
                                                               ----------      ----------
Net cash used in investing activities ....................        (10,570)         (9,521)
                                                               ----------      ----------
Cash flows provided by (used in) financing
  activities:
  Repayment of long-term obligations .....................         (1,292)       (198,998)
  Financing fees and other ...............................             --            (699)
  Net proceeds from sale of Wire Harness
    Segment ..............................................             --         208,500
                                                               ----------      ----------
Net cash provided by (used in) financing
  activities .............................................         (1,292)          8,803
                                                               ----------      ----------
Effects of exchange rate changes on cash
  and cash equivalents ...................................           (168)             --
                                                               ----------      ----------
Net change in cash and cash equivalents ..................        (16,200)          5,154
Cash at beginning of the period ..........................         32,244           7,425
                                                               ----------      ----------
Cash at end of the period ................................     $   16,044      $   12,579
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

                         INTERNATIONAL WIRE GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (Unaudited)


1.    BASIS OF PRESENTATION

      Unaudited Interim Condensed Consolidated Financial Statements

      The unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of International Wire Group, Inc. (the "Company"). The results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for a full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000.

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

      In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."

      SFAS No. 141 supercedes Accounting Principles Board Opinion ("APB") No. 16, "Business Combinations." The most significant changes made by SFAS No. 141 are: (1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) establishing specific criteria for the recognition of intangible assets separately from goodwill, and (3) requiring unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized).

      SFAS No. 142 supercedes APB No. 17, "Intangible Assets." SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition (i.e., the post-acquisition accounting). The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. The most significant changes made by SFAS No. 142 are: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. The Company has not yet determined the effect SFAS 141 and 142 will have on its consolidated financial position or results of operations.

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

                         INTERNATIONAL WIRE GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)


3.    UNUSUAL CHARGES AND UNUSUAL COSTS RELATED TO PLANT CONSOLIDATIONS

      During the first quarter of 2001, the Company announced its plan for a realignment of its insulated wire production and initiated the closure of three of its manufacturing facilities located in Alabama and Indiana. During the second quarter of 2001, the Company initiated the closures of two additional facilities, the third and final Alabama facility and a second plant in Indiana. The production capacity for these locations is being primarily transferred and consolidated into the Company's existing manufacturing facilities in Texas and the remaining Indiana facilities, which are being expanded, as necessary, to accommodate the production transfer. In addition to the plant consolidations announced in the first and second quarters, the Company has undertaken a strategic initiative and expects to establish a "greenfield" insulated wire facility in Mexico by the end of 2001. The startup of this Mexican facility is expected to complete the Company's realignment.

      In connection with the plant closures, the Company anticipates that 128 employees will be terminated, all of whom have been notified by the Company. Through June 2001, 75 employees have been terminated in conjunction with the realignment plan. The Company estimates that four of the five plant closures announced in the first and second quarters will be completed by the end of the third quarter with the fifth plant closure completed by the end of the year or early 2002. In connection with the plant closures, the Company has accrued $837 and $3,937 for the three and six months ended June 30, 2001, respectively.

      A summary of activity related to plant closings is as follows:

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                                      2001
                                                                ---------------
         Balance, beginning of period ......................     $         --
         Charges to operations:
           Facility shut-down costs ........................            1,286
           Personnel and severance costs ...................            2,651
                                                                 ------------
                                                                        3,937
                                                                 ------------
         Costs incurred:
           Facility shut-down costs ........................             (527)
           Personnel and severance costs ...................           (1,651)
                                                                 ------------
                                                                       (2,178)
                                                                 ------------
         Balance, end of period ............................     $      1,759
                                                                 ============

      In addition to the accruals for plant closings in the first and second quarters, the Company also incurred an additional $1,714 of expenses related to the facility consolidations that the Company considers to be one-time items incremental to the on-going operations. These expenses include inefficiencies incurred during the transition of production capacity and incremental costs related to the transferred lines of production. These unusual one-time charges are included in cost of goods sold for the three and six months ended June 30, 2001.

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

                         INTERNATIONAL WIRE GROUP, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)


5.    INVENTORIES

      The composition of inventories at June 30, 2001 and December 31, 2000 is as follows:

                                                                JUNE 30,      DECEMBER 31,
                                                                  2001            2000
                                                               ----------     ------------
        Raw materials ....................................     $   14,696      $   28,402
        Work-in-process ..................................         31,365          26,414
        Finished goods ...................................         33,505          28,711
                                                               ----------      ----------
         Total ...........................................     $   79,566      $   83,527
                                                               ==========      ==========

      The carrying value of inventories on a last-in, first-out basis, at June 30, 2001 and December 31, 2000, approximates their current cost.

6.    LONG-TERM OBLIGATIONS

      The composition of long-term obligations at June 30, 2001 and December 31, 2000 is as follows:

                                                          JUNE 30,     DECEMBER 31,
                                                            2001           2000
                                                         ----------    ------------
      Amended and Restated Credit Agreement:
        Revolving credit facility ..................     $       --     $       --
        Term facility ..............................          1,988          2,273
      Senior Subordinated Notes ....................        150,000        150,000
      Series B Senior Subordinated Notes ...........        150,000        150,000
      Series B Senior Subordinated Notes Premium ...          7,737          8,523
      Industrial revenue bonds .....................         15,500         15,500
      Other ........................................          8,131          9,137
                                                         ----------     ----------
                                                            333,356        335,433
      Less, current maturities .....................          3,920          4,312
                                                         ----------     ----------
                                                         $  329,436     $  331,121
                                                         ==========     ==========

      The schedule of principal payments for long-term obligations, excluding premium, at June 30, 2001 is as follows:

      2001                                                       $      1,410
      2002                                                              1,815
      2003                                                                375
      2004                                                                125
      2005                                                            314,137
      Thereafter ...........................................            7,757
                                                                 ------------
        Total ..............................................     $    325,619
                                                                 ============

                         INTERNATIONAL WIRE GROUP, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)


      As of June 30, 2001, the Amended and Restated Credit Agreement (the "Credit Agreement") provides senior secured financing of up to $1,988 (the "Term Facility") and a $75,000 revolving loan and letter of credit facility (the "Revolver"). Mandatory principal payments of the Term Facility are due in quarterly installments. The final installment is due September 30, 2002, at which time the Revolver is also due.

      Borrowings under the Term A Loan and Revolver bear interest, at the option of the Company, at a rate per annum equal to (a) the Alternate Base Rate (as defined in the Credit Agreement) plus an applicable margin as defined in the Credit Agreement; or (b) the Eurodollar Rate (as defined in the Credit Agreement) plus an applicable margin as defined in the Credit Agreement. The Alternate Base Rate and Eurodollar Rate margins are established quarterly based on a formula described in the Credit Agreement. Interest payment dates vary depending on the interest rate option to which the Term Facility and the Revolver are tied, but generally interest is payable quarterly. The Credit Agreement contains several financial covenants which, among other things, require the Company to maintain certain financial ratios and restrict the Company's ability to incur indebtedness, make capital expenditures and pay dividends.

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

8.    GUARANTOR SUBSIDIARIES

      The Senior Notes are fully and unconditionally (as well as jointly and severally) guaranteed on an unsecured, senior subordinated basis by each subsidiary of the Company (the "Guarantor Subsidiaries") other than IWG-Philippines, Inc., IWG International, Inc., Italtrecce-Societa Italiana Trecce & Affini S.r.l., International Wire SAS, Tresse Metalique
      J. Forissier, S.A. and Cablerie E. Charbonnet, S.A. (the "Non-Guarantor Subsidiaries"). Each of the Guarantor Subsidiaries and Non-Guarantor Subsidiaries is wholly owned by the Company.

      The following condensed, consolidating financial statements of the Company include the accounts of the Company, the combined accounts of the Guarantor Subsidiaries and the combined accounts of the Non-Guarantor Subsidiaries.

                         INTERNATIONAL WIRE GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

                                                                                   TOTAL
                                                                     TOTAL          NON-
                                                     COMPANY       GUARANTOR      GUARANTOR    ELIMINATIONS      TOTAL
                                                    ----------     ----------     ----------   ------------    ----------
BALANCE SHEET
    AS OF JUNE 30, 2001

ASSETS

    Cash and cash equivalents ..................    $       --     $   13,607     $    2,437    $       --     $   16,044
    Accounts receivable ........................            --         62,674         21,147            --         83,821
    Inventories ................................            --         68,221         11,345            --         79,566
    Other current assets .......................            --         28,443          1,429            --         29,872
                                                    ----------     ----------     ----------    ----------     ----------
    Total current assets .......................            --        172,945         36,358            --        209,303
    Property, plant and equipment, net .........            --        124,524         20,409            --        144,933
    Investment in subsidiaries .................       457,252             --             --      (457,252)            --
    Intangibles and other assets ...............         7,392        186,128         12,243            --        205,763
                                                    ----------     ----------     ----------    ----------     ----------
         Total assets ..........................    $  464,644     $  483,597     $   69,010    $ (457,252)    $  559,999
                                                    ==========     ==========     ==========    ==========     ==========
LIABILITIES AND STOCKHOLDER'S EQUITY

    Current liabilities ........................    $    5,617     $   68,085     $   12,008    $       --     $   85,710
    Long-term obligations, less current
        maturities .............................       311,979         17,457             --            --        329,436
    Other long-term liabilities ................            --         41,240          1,404            --         42,644
    Intercompany (receivable) payable ..........       (26,333)       (11,295)        37,628            --             --
                                                    ----------     ----------     ----------    ----------     ----------
    Total liabilities ..........................       291,263        115,487         51,040            --        457,790
    Stockholder's equity:
    Common stock ...............................             0              0              0             0              0
    Contributed capital ........................       246,724        297,106         11,887      (308,993)       246,724
    Carryover of predecessor basis .............            --        (67,762)            --            --        (67,762)
    Retained earnings (accumulated deficit) ....       (73,343)       138,766          9,493      (148,259)       (73,343)
    Other comprehensive loss ...................            --             --         (3,410)           --         (3,410)
                                                    ----------     ----------     ----------    ----------     ----------
    Total stockholder's equity .................       173,381        368,110         17,970      (457,252)       102,209
                                                    ----------     ----------     ----------    ----------     ----------
          Total liabilities and stockholder's
             equity ............................    $  464,644     $  483,597     $   69,010    $ (457,252)    $  559,999
                                                    ==========     ==========     ==========    ==========     ==========

                         INTERNATIONAL WIRE GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

                                                                                    TOTAL
                                                                     TOTAL           NON-
                                                     COMPANY       GUARANTOR      GUARANTOR    ELIMINATIONS       TOTAL
                                                    ----------     ----------     ----------   ------------     ----------
BALANCE SHEET
    AS OF DECEMBER 31, 2000

ASSETS

    Cash and cash equivalents ..................    $       --     $   27,772     $    4,472    $       --     $   32,244
    Accounts receivable ........................            --         66,362         15,977            --         82,339
    Inventories ................................            --         73,573          9,954            --         83,527
    Other current assets .......................            --         26,937          1,226            --         28,163
                                                    ----------     ----------     ----------    ----------     ----------
    Total current assets .......................            --        194,644         31,629            --        226,273
      Property, plant and equipment, net .......            --        127,661         20,753            --        148,414
    Investment in subsidiaries .................       461,033             --             --      (461,033)            --
    Intangibles and other assets ...............         8,357        189,099         13,591            --        211,047
                                                    ----------     ----------     ----------    ----------     ----------
         Total assets ..........................    $  469,390     $  511,404     $   65,973    $ (461,033)    $  585,734
                                                    ==========     ==========     ==========    ==========     ==========

LIABILITIES AND STOCKHOLDER'S EQUITY

    Current liabilities ........................    $    5,942     $   84,003     $   10,183    $       --     $  100,128
    Long-term obligations, less current
        maturities .............................       313,049         18,072             --            --        331,121
    Other long-term liabilities ................            --         45,472          1,264            --         46,736
    Intercompany (receivable) payable ..........       (26,336)       (10,589)        36,925            --             --
                                                    ----------     ----------     ----------    ----------     ----------
    Total liabilities ..........................       292,655        136,958         48,372            --        477,985
    Stockholder's equity (deficit):
    Common stock ...............................             0              0              0             0              0
    Contributed capital ........................       246,724        297,106         11,887      (308,993)       246,724
    Carryover of predecessor basis .............            --        (67,762)            --            --        (67,762)
    Retained earnings (accumulated deficit) ....       (69,989)       145,102          6,938      (152,040)       (69,989)
    Other comprehensive loss ...................            --             --         (1,224)           --         (1,224)
                                                    ----------     ----------     ----------    ----------     ----------
    Total stockholder's equity (deficit) .......       176,735        374,446         17,601      (461,033)       107,749
                                                    ----------     ----------     ----------    ----------     ----------
          Total liabilities and stockholder's
             equity (deficit) ..................    $  469,390     $  511,404     $   65,973    $ (461,033)    $  585,734
                                                    ==========     ==========     ==========    ==========     ==========

                         INTERNATIONAL WIRE GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

                                                                                    TOTAL
                                                                     TOTAL           NON-
                                                     COMPANY       GUARANTOR      GUARANTOR    ELIMINATIONS       TOTAL
                                                    ----------     ----------     ----------   ------------     ----------
STATEMENT OF OPERATIONS
  FOR THE THREE MONTHS ENDED
  JUNE 30, 2001

Net sales ......................................    $       --     $   99,751     $   15,920    $       --     $  115,671
Operating expenses:
    Cost of goods sold before item below .......            --         74,079         11,566            --         85,645
    Unusual costs related to plant
        consolidations .........................            --          1,714             --            --          1,714
                                                    ----------     ----------     ----------    ----------     ----------
    Total cost of goods sold ...................            --         75,793         11,566            --         87,359
    Selling, general and administrative
        expenses ...............................            --          8,487          1,186            --          9,673
    Depreciation and amortization ..............           144          7,981          1,089            --          9,214
    Unusual charges ............................            --          2,551             --            --          2,551
                                                    ----------     ----------     ----------    ----------     ----------
Operating income ...............................          (144)         4,939          2,079            --          6,874
Other income (expense):
    Interest expense ...........................         9,226        (17,681)          (370)           --         (8,825)
    Amortization of deferred financing costs ...          (338)            --             --            --           (338)
    Equity in net income of subsidiaries .......       (10,048)            --             --        10,048             --
                                                    ----------     ----------     ----------    ----------     ----------
Income (loss) before tax provision (benefit) ...        (1,304)       (12,742)         1,709        10,048         (2,289)
Income tax provision (benefit) .................            --         (1,058)            73            --           (985)
                                                    ----------     ----------     ----------    ----------     ----------

Net income (loss) ..............................    $   (1,304)    $  (11,684)    $    1,636    $   10,048     $   (1,304)
                                                    ==========     ==========     ==========    ==========     ==========

                                                                                    TOTAL
                                                                     TOTAL           NON-
                                                     COMPANY       GUARANTOR      GUARANTOR    ELIMINATIONS       TOTAL
                                                    ----------     ----------     ----------   ------------     ----------
STATEMENT OF OPERATIONS
  FOR THE THREE MONTHS ENDED
  JUNE 30, 2000

Net sales ......................................    $       --     $  130,170     $   15,339    $       --     $  145,509
Operating expenses:
    Cost of goods sold .........................            --         95,727         11,226            --        106,953
    Selling, general and administrative
        expenses ...............................            --         11,246          1,048            --         12,294
    Depreciation and amortization ..............         1,163          7,004          1,007            --          9,174
                                                    ----------     ----------     ----------    ----------     ----------
Operating income ...............................        (1,163)        16,193          2,058            --         17,088
Other income (expense):
    Interest expense ...........................        (9,017)           187           (360)           --         (9,190)
    Amortization of deferred financing costs ...          (410)            --             --            --           (410)
    Equity in net income of subsidiaries .......        14,834             --             --       (14,834)            --
                                                    ----------     ----------     ----------    ----------     ----------
Income (loss) before tax provision (benefit) ...         4,244         16,380          1,698       (14,834)         7,488
Income tax provision ...........................            --          2,998            246            --          3,244
                                                    ----------     ----------     ----------    ----------     ----------

Net income (loss) ..............................    $    4,244     $   13,382     $    1,452    $  (14,834)    $    4,244
                                                    ==========     ==========     ==========    ==========     ==========

                         INTERNATIONAL WIRE GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

                                                                                    TOTAL
                                                                     TOTAL           NON-
                                                     COMPANY       GUARANTOR      GUARANTOR    ELIMINATIONS       TOTAL
                                                    ----------     ----------     ----------   ------------     ----------
STATEMENT OF OPERATIONS
  FOR THE SIX MONTHS ENDED
  JUNE 30, 2001

Net sales ......................................    $       --     $  208,883     $   31,537    $       --     $  240,420
Operating expenses:
    Cost of goods sold before item below .......            --        158,555         23,573            --        182,128
    Unusual costs related to plant
        consolidations .........................            --          1,714             --            --          1,714
                                                    ----------     ----------     ----------    ----------     ----------
    Total cost of goods sold ...................            --        160,269         23,573            --        183,842
    Selling, general and administrative
        expenses ...............................            --         18,368          2,327            --         20,695
    Depreciation and amortization ..............           288         15,754          2,123            --         18,165
    Unusual charges ............................            --          5,651             --            --          5,651
                                                    ----------     ----------     ----------    ----------     ----------
Operating income ...............................          (288)         8,841          3,514            --         12,067
Other income (expense):
    Interest expense ...........................         1,392        (17,925)          (742)           --        (17,275)
    Amortization of deferred financing costs ...          (677)            --             --            --           (677)
    Equity in net income of subsidiaries .......        (3,781)            --             --         3,781             --
                                                    ----------     ----------     ----------    ----------     ----------
Income (loss) before tax provision (benefit) ...        (3,354)        (9,084)         2,772         3,781         (5,885)
Income tax provision (benefit) .................            --         (2,750)           219            --         (2,531)
                                                    ----------     ----------     ----------    ----------     ----------

Net income (loss) ..............................    $   (3,354)    $   (6,334)    $    2,553    $    3,781     $   (3,354)
                                                    ==========     ==========     ==========    ==========     ==========

                                                                                    TOTAL
                                                                     TOTAL           NON-
                                                     COMPANY       GUARANTOR      GUARANTOR    ELIMINATIONS       TOTAL
                                                    ----------     ----------     ----------   ------------     ----------
STATEMENT OF OPERATIONS
  FOR THE SIX MONTHS ENDED
  JUNE 30, 2000

Net sales ......................................    $       --     $  259,023     $   31,099     $       --     $  290,122
Operating expenses:
    Cost of goods sold .........................            --        192,007         22,136             --        214,143
    Selling, general and administrative
        expenses ...............................            --         22,538          2,171             --         24,709
    Depreciation and amortization ..............         1,319         14,918          2,045             --         18,282
                                                    ----------     ----------     ----------     ----------     ----------
Operating income ...............................        (1,319)        29,560          4,747             --         32,988
Other income (expense):
    Interest expense ...........................       (21,780)            (2)          (459)            --        (22,241)
    Amortization of deferred financing
      costs ....................................        (1,211)            --             --             --         (1,211)
    Equity in net income of
      subsidiaries .............................        32,681             --             --        (32,681)            --
                                                    ----------     ----------     ----------     ----------     ----------
Income from continuing operations
    before income tax provision
    and extraordinary item .....................         8,371         29,558          4,288        (32,681)         9,536
Income tax provision ...........................            --          4,169            630             --          4,799
                                                    ----------     ----------     ----------     ----------     ----------
Income from continuing operations
    before extraordinary item ..................         8,371         25,389          3,658        (32,681)         4,737
Income from discontinued operations,
    net of taxes of $1,598 .....................            --          2,288          1,346             --          3,634
                                                    ----------     ----------     ----------     ----------     ----------
Income before extraordinary item ...............         8,371         27,677          5,004        (32,681)         8,371
Extraordinary item - loss  related
    to early extinguishment of debt,
    net of taxes of $2,073 .....................        (2,747)            --             --             --         (2,747)
                                                    ----------     ----------     ----------     ----------     ----------

Net income .....................................    $    5,624     $   27,677     $    5,004     $  (32,681)    $    5,624
                                                    ==========     ==========     ==========     ==========     ==========

                         INTERNATIONAL WIRE GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)


                                                                                    TOTAL
                                                                     TOTAL           NON-
                                                     COMPANY       GUARANTOR      GUARANTOR    ELIMINATIONS       TOTAL
                                                    ----------     ----------     ----------   ------------     ----------
STATEMENT OF CASH FLOWS
  FOR THE SIX MONTHS ENDED
  JUNE 30, 2001

Net cash used in operating activities ..........    $     (397)    $   (3,831)    $       58    $       --     $   (4,170)
                                                    ----------     ----------     ----------    ----------     ----------
Cash flows used in investing activities for
  capital expenditures .........................            --         (8,645)        (1,925)           --        (10,570)
                                                    ----------     ----------     ----------    ----------     ----------
Cash flows used in financing activities for
  repayment of long-term obligations ...........           397         (1,689)            --            --         (1,292)
                                                    ----------     ----------     ----------    ----------     ----------
Effect of exchange rate changes
   on cash and cash equivalents ................            --             --           (168)           --           (168)
                                                    ----------     ----------     ----------    ----------     ----------

Net change in cash and cash equivalents ........    $       --     $  (14,165)    $   (2,035)   $       --     $  (16,200)
                                                    ==========     ==========     ==========    ==========     ==========

                                                                                    TOTAL
                                                                     TOTAL           NON-
                                                     COMPANY       GUARANTOR      GUARANTOR    ELIMINATIONS       TOTAL
                                                    ----------     ----------     ----------   ------------     ----------
STATEMENT OF CASH FLOWS
  FOR THE SIX MONTHS ENDED
  JUNE 30, 2000

Net cash provided by (used in) operating
  activities....................................    $   (9,491)    $   11,193     $    4,170    $       --     $    5,872
                                                    ----------     ----------     ----------    ----------     ----------
Cash flows used in investing activities for
  capital expenditures .........................            --         (7,712)        (1,809)           --         (9,521)
                                                    ----------     ----------     ----------    ----------     ----------
Cash flows provided by (used in) financing
  activities:
    Repayment of long-term obligations .........      (198,310)          (688)            --            --       (198,998)
    Financing fees and other ...................          (699)            --             --            --           (699)
    Net proceeds from sale of
      Wire Harness Segment .....................       208,500             --             --            --        208,500
                                                    ----------     ----------     ----------    ----------     ----------
Net cash provided by (used in) financing
  activities ...................................         9,491           (688)            --            --          8,803
                                                    ----------     ----------     ----------    ----------     ----------

Net change in cash and cash equivalents ........    $       --     $    2,793     $    2,361    $       --     $    5,154
                                                    ==========     ==========     ==========    ==========     ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis includes the results of operations for the three and six months ended June 30, 2001, compared to the three and six months ended June 30, 2000.

In March 2000, the Company sold its Wire Harness Segment to Viasystems Group, Inc. The Wire Harness Segment was previously reported as a separate segment. The results of operations of the Wire Harness Segment for 2000 have been reclassified to discontinued operations.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

Net sales for the quarter were $115.7 million, a decrease of $29.8 million, or 20.5%, compared to the three months ended June 30, 2000. This decrease in sales was primarily the result of lower sales volume from weak general U.S. economic conditions and a lower average cost and selling price of copper. In general, the Company prices its wire products based on a spread over the cost of copper, which results in a decreased dollar value of sales when copper costs decrease. The average price of copper based on the New York Mercantile Exchange, Inc. ("COMEX") declined from $0.80 per pound during the three months ended June 30, 2000 to $0.75 per pound during the three months ended June 30, 2001.

Cost of goods sold excluding unusual costs related to plant consolidations as a percentage of sales increased to 75.5% for the three months ended June 30, 2001, from 73.5% for the three months ended June 30, 2000. This change was due primarily to lower pricing under new agreements with customers who supply the automotive industry and operating inefficiencies associated with lower production levels. These operating inefficiencies have been partially offset by headcount reductions, plant closures and other cost reduction and containment actions taken by the Company and the impact of lower copper prices.

Selling, general and administrative expenses decreased $2.6 million to $9.7 million for the three months ended June 30, 2001, compared to $12.3 million for the same period in 2000 due to volume related items, headcount reductions and other cost reduction and containment actions.

Depreciation and amortization was $9.2 million for the three months ended June 30, 2001 and for the same period in 2000.

During the first quarter of 2001, the Company announced its plan for a realignment of its insulated wire production and initiated the closure of three of its manufacturing facilities located in Alabama and Indiana. During the second quarter of 2001, the Company initiated the closures of two additional facilities, the third and final Alabama facility and a second plant in Indiana. The production capacity for these locations is being primarily transferred and consolidated into the Company's existing manufacturing facilities in Texas and its remaining Indiana facilities, which are being expanded, as necessary, to accommodate the production transfer. In addition to the plant consolidations announced in the first and second quarters, the

Company has undertaken a strategic initiative and expects to establish a "greenfield" insulated wire facility in Mexico by the end of 2001. The startup of this Mexican facility, will complete the Company's realignment.

In connection with the plant closures, the Company anticipates that 128 employees will be terminated, all of whom have been notified by the Company. Through June 2001, 75 employees have been terminated in conjunction with the realignment plan. The Company estimates that four of the five plant closures announced in the first and second quarters will be completed by the end of the third quarter with the fifth plant closure completed by the end of the year or early 2002.

Unusual charges from plant closures for the three months ended June 30, 2001 were $0.8 million. The Company incurred additional costs of $1.7 million related to plant consolidations that was included in cost of goods sold for the six months ended June 30, 2001. There were no similar charges for the same period in 2000.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

Net sales for the six months ended June 30, 2001 were $240.4 million, a decrease of $49.7 million, or 17.1%, compared to the six months ended June 30, 2000. This decrease was primarily the result of lower volume from the weak general economic conditions in the U.S., including reduced customer demand from customers supplying the automotive and electronic/data communication markets, and a lower average cost and sales price of copper. The average price of copper based on COMEX declined from $0.81 per pound during the six months ended June 30, 2000 to $0.79 per pound during the six months ended June 30, 2001.

Cost of goods sold excluding unusual costs related to plant consolidations as a percentage of sales increased to 76.5% for the six months ended June 30, 2001, from 73.8% for the six months ended June 30, 2000. This change was due primarily to lower pricing under new agreements with customers who supply the automotive industry and operating inefficiencies associated with lower production levels. These operating inefficiencies have been partially offset by headcount reductions, plant closures and other cost reduction and containment actions taken by the Company and the impact of lower copper prices.

Selling, general and administrative expenses decreased $4.0 million to $20.7 million for the six months ended June 30, 2001, compared to $24.7 million for the same period in 2000 due to volume related items, headcount reductions and other cost reduction and containment actions.

Depreciation and amortization was $18.2 million for the six months ended June 30, 2001, compared to $18.3 million for the same period in 2000.

Unusual charges from plant closures for the six months ended June 30, 2001 were $3.9 million. The Company incurred additional costs of $1.7 million related to plant consolidations that was included in cost of goods sold for the six months ended June 30, 2001. There were no similar charges for the same period in 2000.

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

Net cash provided by (used in) operating activities by continuing operations for the six months ended June 30, 2001 was ($3.5) million, compared to $5.4 million for the six months ended June 30, 2000. This change was primarily due to lower operating results, including additional costs related to plant consolidations, partially offset by reduced interest and tax payments.

Net cash used in investing activities, representing capital expenditures, was $10.6 million for the six months ended June 30, 2001, compared to $9.5 million for the six months ended June 30, 2000. The change was due, in part, to additional capital expenditures required for plant consolidations. Capital expenditures for the six months ended June 30, 2000 include $1.0 million related to discontinued operations.

Net cash provided by (used in) financing activities was ($1.3) million, representing the repayment of long-term obligations, for the six months ended June 30, 2001, compared to $8.8 million for the six months ended June 30, 2000. In March 2000, the Company generated $208.5 million in proceeds from the sale of the Wire Harness Segment, net of transaction costs of $1.5 million. The Company applied substantially all of the net proceeds from this sale for repayment of outstanding obligations under the Company's Amended and Restated Credit Agreement.

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

In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."

SFAS No. 141 supercedes Accounting Principles Board Opinion ("APB") No. 16, "Business Combinations." The most significant changes made by SFAS No. 141 are:
(1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) establishing specific criteria for the recognition of intangible assets separately from goodwill, and (3) requiring unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized).

SFAS No. 142 supercedes APB No. 17, "Intangible Assets." SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition (i.e., the post-acquisition accounting). The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. The most significant changes made by SFAS No. 142 are: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. The Company has not yet determined the effect SFAS 141 and 142 will have on its consolidated financial position or results of operations.

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


                             INTERNATIONAL WIRE GROUP, INC.


Dated:  August 14, 2001      By:    /s/ GLENN HOLLER
                                    --------------------------------------------
                             Name:  Glenn J. Holler
                             Title: Chief Financial Officer
                                    (Principal Financial and Accounting Officer)