Form 10-Q
period 2001-09-30
INTERNATIONAL WIRE GROUP INC
filed 2001-11-14
CIK 947429

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED        SEPTEMBER 30, 2001
                               -----------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ---------------------

                                    33-93970
                            ------------------------
                            (Commission File Number)

                         INTERNATIONAL WIRE GROUP, INC.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                                    DELAWARE
          ------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   43-1705942
                       ----------------------------------
                      (I.R.S. Employer Identification No.)

                              101 SOUTH HANLEY ROAD
                               ST. LOUIS, MO 63105
                                 (314) 719-1000
                --------------------------------------------------
               (Address, including zip code, and telephone number,
                 including area code, of Registrant's principal
                               executive offices)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                         OUTSTANDING AT
           CLASS                                        OCTOBER 31, 2001
      -------------                                     ----------------
  Common Stock                                                1,000

                         INTERNATIONAL WIRE GROUP, INC.




                                      INDEX

PART I - FINANCIAL INFORMATION                                                                                        Page
------------------------------                                                                                       -----

  Item 1. Condensed Consolidated Financial Statements (Unaudited):
      Condensed Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000..................             3
      Condensed Consolidated Statements of Operations for the three and nine months ended September 30,
           2001 and 2000 ...................................................................................             4
      Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2001 and
           2000.............................................................................................             5
      Notes to Condensed Consolidated Financial Statements..................................................             6
   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...........            16
   Item 3.  Quantitative and Qualitative Disclosure About Market Risk.......................................            20

PART II - OTHER INFORMATION................................................................................             21

SIGNATURES.................................................................................................             22

ITEM 1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         INTERNATIONAL WIRE GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                  SEPTEMBER 30,           DECEMBER 31,
                                                                                     2001                    2000
                                                                            ------------------------ --------------------
                                                                                  (Unaudited)
 ASSETS

 Current assets:
   Cash and cash equivalents...........................................       $         19,835         $         32,244
   Accounts receivable, less allowance of $2,175
     and $2,760, respectively..........................................                 76,584                   82,339
   Inventories.........................................................                 76,780                   83,527
   Other current assets................................................                 36,974                   28,163
                                                                               ---------------           --------------

     Total current assets..............................................                210,173                  226,273
 Property, plant and equipment, net....................................                148,582                  148,414
 Intangible and other assets...........................................                204,378                  211,047
                                                                              ----------------         ----------------
     Total assets......................................................       $        563,133        $         585,734
                                                                              ================         ================

 LIABILITIES AND STOCKHOLDER'S EQUITY

 Current liabilities:
   Current maturities of long-term obligations.........................       $          4,865         $          4,312
   Accounts payable....................................................                 31,420                   42,654
   Accrued and other liabilities.......................................                 32,394                   38,227
   Accrued payroll and payroll related items...........................                  5,965                   11,740
   Accrued interest....................................................                 11,727                    3,195
                                                                              ----------------         ----------------
     Total current liabilities.........................................                 86,371                  100,128
 Long-term obligations, less current maturities........................                329,421                  331,121
 Other long-term liabilities...........................................                 48,915                   46,736
                                                                              ----------------         ----------------
     Total liabilities.................................................                464,707                  477,985
 Stockholder's equity:
   Common stock, $.01 par value, 1,000 shares
     authorized, issued and outstanding................................                      0                        0
   Contributed capital.................................................                246,724                  246,724
   Carryover of predecessor basis......................................                (67,762)                 (67,762)
   Accumulated deficit.................................................                (79,293)                 (69,989)
   Accumulated other comprehensive loss................................                 (1,243)                  (1,224)
                                                                              ----------------         ----------------
     Total stockholder's equity........................................                 98,426                  107,749
                                                                              ----------------         ----------------
     Total liabilities and stockholder's equity........................       $        563,133        $         585,734
                                                                              ================        =================






See accompanying notes to the condensed consolidated financial statements.

                         INTERNATIONAL WIRE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (Unaudited)


                                                                       THREE MONTHS                           NINE MONTHS
                                                                   ENDED SEPTEMBER 30,                    ENDED SEPTEMBER 30,
                                                       ------------------ ------------------ ------------------- ------------------
                                                             2001               2000                2001                2000
                                                       ------------------ ------------------ ------------------- ------------------

Net sales.........................................          $ 96,867         $ 138,079             $337,287          $  428,201
Operating expenses:
  Cost of goods sold excluding item below.........            76,281           103,343              260,123             317,486
  Unusual costs related to plant
  consolidations(see Note 3)......................             2,028                --                3,742                 --
                                                            --------         ---------             --------          ----------
      Total cost of goods sold....................            78,309           103,343              263,865             317,486
  Selling, general and administrative expenses....             7,994            11,028               28,689              35,737
  Depreciation and amortization...................             8,975             9,416               27,140              27,698
  Unusual charges.................................             2,760               650                6,697                 650
                                                            --------         ---------             --------          ----------
Operating income..................................            (1,171)           13,642               10,896              46,630
Other income (expense):
  Interest expense.................................           (8,950)           (9,237)             (26,225)            (31,478)
  Amortization of deferred financing costs.........             (336)             (414)              (1,013)             (1,625)
                                                            --------         ---------             --------          ----------
Income (loss) from continuing operations
 before income tax provision and
 extraordinary item................................          (10,457)            3,991              (16,342)             13,527
Income tax provision (benefit).....................           (4,507)            1,716               (7,038)              6,515
                                                            --------         ---------             --------          ----------
Income (loss) from continuing operations
 before  extraordinary item........................           (5,950)            2,275               (9,304)              7,012

Income (loss) from discontinued operations,
  net of income taxes of $1,598....................               --            (2,081)                  --               1,553
                                                            --------         ---------             --------          ----------
Income (loss) before extraordinary item............           (5,950)              194               (9,304)              8,565

Extraordinary item - loss related to early
 extinguishment of debt, net of taxes of
 $2,073............................................               --                --                   --              (2,747)
                                                            --------         ---------             --------          ----------
Net income (loss)...............................            $ (5,950)        $     194             $ (9,304)         $    5,818
                                                            ========         =========             =========         ==========



See accompanying notes to the condensed consolidated financial statements.

                         INTERNATIONAL WIRE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (Unaudited)


                                                                                             NINE MONTHS
                                                                                          ENDED SEPTEMBER 30,
                                                                           ------------------------ -------------------------
                                                                                      2001                     2000
                                                                           ------------------------ -------------------------
Cash flows provided by (used in) operating activities:
Net income..........................................................          $     (9,304)             $     5,818
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
    Depreciation and amortization...................................                28,152                   29,323
    Extraordinary item..............................................                    --                    2,747
    Income from discontinued operations.............................                    --                   (1,553)
    Deferred income taxes...........................................                (6,305)                      --
    Changes of assets and liabilities of continuing operations......                (2,960)                 (11,208)
                                                                              ------------             ------------
Net cash provided by continuing operations..........................                 9,583                   25,127
  Net cash provided by (used in) discontinued operations............                (1,545)                     430
                                                                              ------------             ------------
Net cash provided by operating activities...........................                 8,038                   25,557
                                                                              ------------             ------------
Cash flows used in investing activities:
  Capital expenditures of continuing operations.....................               (20,470)                 (14,103)
  Capital expenditures of discontinued operations...................                    --                     (982)
                                                                              ------------             ------------
Net cash used in investing activities...............................               (20,470)                 (15,085)
                                                                              ------------             ------------
Cash flows provided by (used in) financing activities:
  Equity proceeds...................................................                    --                       66
  Net borrowing (repayment) of long-term obligations................                    46                 (200,024)
  Financing fees and other..........................................                    --                     (699)
  Net proceeds from sale of Wire Harness Segment....................                    --                  208,500
                                                                              ------------             ------------
Net cash provided by financing activities...........................                    46                    7,843
                                                                              ------------             ------------
Effects of exchange rate changes on cash
  and cash equivalents..............................................                   (23)                      --
                                                                              ------------             ------------
Net change in cash and cash equivalents.............................               (12,409)                  18,315
Cash at beginning of the period.....................................                32,244                    7,425
                                                                              ------------             ------------
Cash at end of the period...........................................          $     19,835             $     25,740
                                                                              ============             ============






See accompanying notes to the condensed consolidated financial statements.

                         INTERNATIONAL WIRE GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (Unaudited)


     1.   BASIS OF PRESENTATION

          Unaudited Interim Condensed Consolidated Financial Statements

          The unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of International Wire Group, Inc. (the "Company"). The results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for a full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000.

          Recently Issued Accounting Standards

          In July 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."

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

          In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and Assets to be Disposed of" and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001. The most significant changes made by SFAS No. 144 are: (1) removes goodwill from its scope and, therefore, eliminates the requirements of SFAS No. 121 to allocate goodwill to long-lived assets to be tested for impairment, and (2) describes a probability-weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of long-lived assets are under consideration or a range is estimated for the amount of possible future cash flows.

          The Company has not yet determined the effect SFAS No.'s 141, 142 and 144 will have on its consolidated financial position or results of operations.

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


3.       UNUSUAL CHARGES AND UNUSUAL COSTS RELATED TO PLANT CONSOLIDATIONS

         During the quarter ended September 30, 2001, the Company recorded an unusual charge of $2,760 primarily related to the consolidation of certain selling, general and administrative functions as well as a corporate reorganization. The unusual charge is comprised of personnel and severance costs, attributed to 41 employees, and lease and other contractual commitments.

         During the first quarter of 2001, the Company announced its plan for a realignment of its insulated wire production and initiated the closure of three of its manufacturing facilities located in Alabama and Indiana. During the second quarter of 2001, the Company initiated the closures of two additional facilities, the third and final Alabama facility and a second plant in Indiana. The production capacity for these locations is being primarily transferred and consolidated into the Company's existing manufacturing facilities in Texas and its remaining Indiana facilities, which are being expanded, as necessary, to accommodate the production transfer. In addition to the plant consolidations announced in the first and second quarters, the Company recently purchased an existing plant site for a "greenfield" insulated wire operation in Mexico. This plant is located in Durango, Mexico which is approximately 600 miles from the U.S./Mexican border. The startup of this Mexican facility began in the third quarter, and the Company anticipates that the plant will be in full production by the end of the second quarter of 2002.

         In connection with the plant closures announced in the first and second quarters and selling, general and administrative headcount reductions announced in the third quarter, the Company anticipates that 174 employees will be terminated, all of whom have been notified by the Company. Through September 30, 2001, 117 employees have been terminated. Four of the five plant closures announced by the Company have been completed by September 30, 2001. Management estimates that the fifth plant closure will be complete by the end of the first quarter of 2002.

         In connection with the plant closures and other restructuring activities, the Company has accrued $2,760 and $6,697 for the three and nine months ended September 30, 2001, respectively.

         A summary of activity related to plant closings is as follows:



                                                                                   NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                                          2001
                                                                                   -------------------

         Balance, beginning of period....................................               $        --
         Charges to operations:
           Facility shut-down costs......................................                     1,682
           Personnel and severance costs.................................                     5,015
                                                                                        -----------
                                                                                              6,697
                                                                                        -----------
         Costs incurred:
           Facility shut-down costs......................................                      (539)
           Personnel and severance costs.................................                    (2,861)
                                                                                        -----------
                                                                                             (3,400)
                                                                                        -----------
         Balance, end of period..........................................               $     3,297
                                                                                        ===========


                         INTERNATIONAL WIRE GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)


         In addition to the accruals for plant closings for the three and nine months ended September 30, 2001, the Company also incurred additional expenses of $2,028 and $3,742, respectively, related to the facility consolidations that the Company considers to be one-time items incremental to the on-going operations. These expenses include inefficiencies incurred during the transition of production capacity and incremental costs related to the transferred lines of production. These unusual one-time charges are included in cost of goods sold for the three and nine months ended September 30, 2001.


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


5.       INVENTORIES

         The composition of inventories at September 30, 2001 and December 31, 2000 is as follows:

                                                                        SEPTEMBER 30,          DECEMBER 31,
                                                                            2001                   2000
                                                                        -------------          ------------

        Raw materials.................................................    $    18,701             $  28,402
        Work-in-process ..............................................         27,818                26,414
        Finished goods ...............................................         30,261                28,711
                                                                          -----------            ----------
         Total........................................................    $    76,780             $  83,527
                                                                          ===========            ==========

         The carrying value of inventories on a last-in, first-out basis, at September 30, 2001 and December 31, 2000, approximates their current cost.


6.       LONG-TERM OBLIGATIONS

         The composition of long-term obligations at September 30, 2001 and December 31, 2000 is as follows:

                                                                        SEPTEMBER 30,          DECEMBER 31,
                                                                            2001                   2000
                                                                        -------------          ------------
        Amended and Restated Credit Agreement:
          Revolving credit facility....................................   $        --           $         --
          Term facility ...............................................         1,420                  2,273
        Senior Subordinated Notes......................................       150,000                150,000
        Series B Senior Subordinated Notes.............................       150,000                150,000
        Series B Senior Subordinated Notes Premium.....................         7,330                  8,523
        Industrial revenue bonds.......................................        15,500                 15,500
        Other..........................................................        10,036                  9,137
                                                                           ----------             ----------
                                                                              334,286                335,433
        Less, current maturities.......................................         4,865                  4,312
                                                                           ----------             ----------
                                                                           $  329,421             $  331,121
                                                                           ==========             ==========

                         INTERNATIONAL WIRE GROUP, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)



         The schedule of principal payments for long-term obligations, excluding premium, at September 30, 2001 is as follows:



        2001...............................................         $     2,123
        2002 ..............................................               1,330
        2003...............................................               1,274
        2004...............................................                 336
        2005...............................................             314,137
        Thereafter.........................................               7,756
                                                                   -------------
          Total............................................         $   326,956
                                                                   =============


         The Company's Amended and Restated Credit Agreement (the "Credit Agreement") provides for senior secured financing of up to $1,420 under a term facility (the "Term Facility") and a $75,000 revolving loan and letter of credit facility (the "Revolver"). Availability under the Revolver has been limited by agreement between the Company and its lenders to $40,000 through December 31, 2001. As of September 30, 2001, there were borrowings of $1,420 outstanding under the Term Facility and $21,691 in letters of credit issued under the Revolver. Mandatory principal payments are due in quarterly installments under the Term Facility, with the final installment payable on September 30, 2002. The Revolver also terminates on September 30, 2002.

         On November 9, 2001, the lenders granted a waiver under the Credit Agreement waiving the Company's noncompliance with certain financial covenants at and for the period ending September 30, 2001. The waiver expires on December 31, 2001.

         The Company is in the process of refinancing the Credit Agreement with a new credit facility (the "New Bank Facility"). In connection therewith, the Company has received a commitment letter from a leading commercial bank (the "Commitment Letter") to provide the New Bank Facility. Based on the terms included in the Commitment Letter, if obtained, the New Bank Facility will provide a revolving loan and letter of credit facility of $70,000 subject to certain borrowing base requirements and will mature on January 15, 2005. The Company anticipates that, if obtained, the proceeds from the New Bank Facility will be used to repay the balance outstanding under the Credit Agreement and to finance on-going working capital and other operating needs of the Company. In addition, letters of credit outstanding under the Credit Agreement will be incorporated into the New Credit Facility. Although there can be no assurances that the New Bank Facility will be obtained on the terms described herein, or at all, the New Bank Facility is expected to close on December 10, 2001.

         Borrowings under the Term A Loan and Revolver bear interest, at the option of the Company, at a rate per annum equal to (a) the Alternate Base Rate (as defined in the Credit Agreement) plus an applicable margin as defined in the Credit Agreement; or (b) the Eurodollar Rate (as defined in the Credit Agreement) plus an applicable margin as defined in the Credit Agreement. The Alternate Base Rate and Eurodollar Rate margins are established quarterly based on a formula described in the Credit Agreement. Interest payment dates vary depending on the interest rate option to which the Term Facility and the Revolver are tied, but generally interest is payable quarterly. The Credit Agreement contains several covenants which, among other things, restrict the Company's ability to incur indebtedness, make capital expenditures and pay dividends and maintain certain financial ratios subsequent to December 31, 2001.

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


8.       GUARANTOR SUBSIDIARIES

         The Senior Notes are fully and unconditionally (as well as jointly and severally) guaranteed on an unsecured, senior subordinated basis by each subsidiary of the Company (the "Guarantor Subsidiaries") other than IWG-Philippines, Inc., IWG International, Inc., Italtrecce-Societa Italiana Trecce & Affini S.r.l., International Wire SAS, Tresse Metallique J. Forissier, S.A. and Cablerie E. Charbonnet, S.A. (the "Non-Guarantor Subsidiaries"). Each of the Guarantor Subsidiaries and Non-Guarantor Subsidiaries is wholly owned by the Company.

         The following condensed, consolidating financial statements of the Company include the accounts of the Company, the combined accounts of the Guarantor Subsidiaries and the combined accounts of the Non-Guarantor Subsidiaries.

                         INTERNATIONAL WIRE GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)


                                                                                      TOTAL
                                                                    TOTAL             NON-
                                                   COMPANY        GUARANTOR         GUARANTOR         ELIMINATIONS        TOTAL
                                                -------------- ----------------- ---------------- ------------------- -------------
BALANCE SHEET
    AS OF SEPTEMBER 30, 2001

ASSETS

    Cash and cash equivalents..............      $        --     $   16,696        $    3,139      $        --          $   19,835
    Accounts receivable....................               --         59,894            16,690               --              76,584
    Inventories............................               --         66,592            10,188               --              76,780
    Other current assets...................               --         35,813             1,161               --              36,974
                                                    --------      ---------         ---------         ---------          ---------
    Total current assets...................               --        178,995            31,178               --             210,173
      Property, plant and equipment, net...               --        123,047            25,535               --             148,582
    Investment in subsidiaries.............          451,391            --                --          (451,391)                 --
    Intangibles and other assets ..........            6,912        184,515            12,951               --             204,378
                                                   ---------      ---------         ---------        ----------          ---------
         Total assets......................        $ 458,303      $ 486,557         $  69,664        $(451,391)          $ 563,133
                                                   =========      =========         =========        =========           =========

LIABILITIES AND STOCKHOLDER'S
EQUITY
    Current liabilities....................        $  14,404      $  64,898        $    7,069      $        --           $  86,371
    Long-term obligations, less current
        maturities.........................          311,288         18,133                --               --             329,421
    Other long-term liabilities............               -          47,681             1,234               --              48,915
    Intercompany (receivable) payable......          (34,820)        (5,080)           39,900               --                  --
                                                   ---------     ----------         ---------        ----------       ------------
    Total liabilities......................          290,872        125,632            48,203               --             464,707
    Stockholder's equity:
    Common stock...........................                0              0                 0                0                   0
    Contributed capital....................          246,724        297,106            11,887         (308,993)            246,724
    Carryover of predecessor basis.........               --        (67,762)               --               --             (67,762)
    Retained earnings (accumulated deficit)          (79,293)       131,581            10,817         (142,398)            (79,293)
    Other comprehensive loss...............               --             --            (1,243)               --             (1,243)
                                                   ----------     ---------         ---------        ----------        -----------
    Total stockholder's equity.............          167,431        360,925            21,461         (451,391)             98,426
                                                   ---------      ---------         ---------        ---------          ----------
          Total liabilities and stockholder's
             equity........................        $ 458,303      $ 486,557         $  69,664        $(451,391)          $ 563,133
                                                   =========      =========         =========        ==========          =========


                         INTERNATIONAL WIRE GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)



                                                                                        TOTAL
                                                                      TOTAL             NON-
                                                     COMPANY        GUARANTOR        GUARANTOR        ELIMINATIONS        TOTAL
                                                  -------------- ----------------- ---------------- ------------------- -----------

BALANCE SHEET
    AS OF DECEMBER 31, 2000

ASSETS

    Cash and cash equivalents..............         $      --      $   27,772      $      4,472      $       --           $ 32,244
    Accounts receivable....................                --          66,362            15,977              --             82,339
    Inventories............................                --          73,573             9,954              --             83,527
    Other current assets...................                --          26,937             1,226              --             28,163
                                                    ---------     -----------      ------------      ----------           --------
    Total current assets...................                --         194,644            31,629              --            226,273
      Property, plant and equipment, net...                --         127,661            20,753              --            148,414
    Investment in subsidiaries.............           461,033              --               --         (461,033)               -
    Intangibles and other assets ..........             8,357         189,099            13,591              --            211,047
                                                    ---------      ----------      ------------      ----------           --------
         Total assets......................         $ 469,390       $ 511,404      $     65,973      $ (461,033)          $585,734
                                                    =========       =========      ============      ==========           ========


LIABILITIES AND STOCKHOLDER'S
EQUITY
    Current liabilities....................        $    5,942      $   84,003      $     10,183      $       --           $100,128
    Long-term obligations, less current
        maturities.........................           313,049          18,072                --              --            331,121
    Other long-term liabilities............                --          45,472             1,264              --             46,736
    Intercompany (receivable) payable......           (26,336)        (10,589)           36,925              --                 --
                                                   ----------      ----------      ------------      ----------           --------
    Total liabilities......................           292,655         136,958            48,372              --            477,985
    Stockholder's equity (deficit):
    Common stock...........................                 0               0                 0               0                  0
    Contributed capital....................           246,724         297,106            11,887        (308,993)           246,724
    Carryover of predecessor basis.........                --         (67,762)              --               --            (67,762)
    Retained earnings (accumulated deficit)           (69,989)        145,102             6,938        (152,040)           (69,989)
    Other comprehensive loss...............                --              --            (1,224)             --             (1,224)
                                                   ----------      ----------      ------------       ---------           --------
    Total stockholder's equity (deficit)...           176,735         374,446            17,601        (461,033)           107,749
                                                   ----------      ----------      ------------       ---------           --------
          Total liabilities and stockholder's
             equity (deficit)..............        $  469,390      $  511,404      $     65,973      $ (461,033)          $585,734
                                                   ==========      ==========      ============      ==========           ========

                         INTERNATIONAL WIRE GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)



                                                                                        TOTAL
                                                                      TOTAL             NON-
                                                     COMPANY        GUARANTOR        GUARANTOR        ELIMINATIONS        TOTAL
                                                  -------------- ----------------- ---------------- ------------------- -----------

STATEMENT OF OPERATIONS
  FOR THE THREE MONTHS ENDED
  SEPTEMBER 30, 2001

Net sales.......................................... $     --       $   82,374         $ 14,493         $       --        $  96,867
Operating expenses:
    Cost of goods sold before item below...........       --           65,445           10,836                 --           76,281
    Unusual costs related to plant consolidations..       --            2,028               --                 --            2,028
                                                    --------       ----------      -----------        -----------       ----------
    Total cost of goods sold.......................       --           67,473           10,836                 --           78,309
    Selling, general and administrative
    expenses.......................................       --            6,942            1,052                 --            7,994
    Depreciation and amortization..................      144            7,756            1,075                 --            8,975
    Unusual charges................................       --            2,760               --                 --            2,760
                                                    --------       ----------      -----------        -----------       ----------
Operating income...................................     (144)          (2,557)           1,530                 --           (1,171)
Other income (expense):
    Interest expense...............................      370           (8,941)            (379)                --           (8,950)
    Amortization of deferred financing costs            (336)              --               --                 --             (336)
    Equity in net income of subsidiaries...........   (5,840)              --               --              5,840               --
                                                    --------     ------------      -----------         ----------      -----------
Income (loss) before tax provision (benefit)          (5,950)         (11,498)           1,151              5,840          (10,457)
Income tax provision (benefit).....................       --           (4,502)              (5)                --           (4,507)
                                                    --------       ----------      ------------        ----------        ---------

Net income (loss).................................. $ (5,950)      $   (6,996)       $   1,156          $   5,840        $  (5,950)
                                                    ========       ===========       =========          =========        =========



                                                                                        TOTAL
                                                                      TOTAL             NON-
                                                     COMPANY        GUARANTOR        GUARANTOR        ELIMINATIONS        TOTAL
                                                  -------------- ----------------- ---------------- ------------------- -----------

STATEMENT OF OPERATIONS
  FOR THE THREE MONTHS ENDED
  SEPTEMBER 30, 2000

Net sales....................................... $     --        $  120,790         $ 17,289         $       --        $ 138,079
Operating expenses:
    Cost of goods sold..........................       --            90,535           12,808                 --          103,343
    Selling, general and administrative
    expenses....................................       --            10,289              739                 --           11,028
    Depreciation and amortization...............      672             7,759              985                 --            9,416
    Unusual item................................       --               650               -                  --              650
                                                 --------        ----------        ---------         ----------         --------
Operating income................................     (672)           11,557            2,757                 --           13,642
Other income (expense):
    Interest expense............................   (8,886)             (258)             (93)                --           (9,237)
    Amortization of deferred financing costs....     (414)               --               --                 --             (414)
    Equity in net income of subsidiaries........   12,247                --               --            (12,247)              --
                                                 --------        ----------        ---------         ----------         --------
Income from continuing operations before
tax provision...................................    2,275            11,299            2,664            (12,247)           3,991
Income tax provision............................       --             1,538              178                 --            1,716
                                                 --------        ----------        ---------         ----------         --------
Income from continuing operations...............    2,275             9,761            2,486            (12,247)           2,275
Loss from discontinued operations, net of
income tax benefit of $1,569....................   (2,081)               --               --                 --           (2,081)
                                                 --------        ----------        ---------         ----------        ---------

Net income...................................... $    194        $    9,761        $   2,486         $  (12,247)       $     194
                                                 ========        ===========       =========         ==========        =========

                         INTERNATIONAL WIRE GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)


                                                                                        TOTAL
                                                                      TOTAL             NON-
                                                     COMPANY        GUARANTOR        GUARANTOR        ELIMINATIONS        TOTAL
                                                  -------------- ----------------- ---------------- ------------------- -----------

STATEMENT OF OPERATIONS
  FOR THE NINE MONTHS ENDED
  SEPTEMBER 30, 2001

Net sales...................................      $     --       $  291,257         $ 46,030         $       --        $ 337,287
Operating expenses:
    Cost of goods sold before item below....            --          225,714           34,409                 --          260,123
    Unusual costs related to plant
    consolidations..........................            --            3,742               --                 --            3,742
                                                  --------       ----------         --------         ----------        ---------
    Total cost of goods sold................            --          229,456           34,409                 --          263,865
    Selling, general and administrative
    expenses...............................  .          --           25,310            3,379                 --           28,689
    Depreciation and amortization...........           432           23,510            3,198                 --           27,140
    Unusual charges.........................            --            6,697               --                 --            6,697
                                                  --------       ----------         --------         ----------        ---------
Operating income............................          (432)           6,284            5,044                 --           10,896
Other income (expense):
    Interest expense........................         1,762          (26,866)          (1,121)                --          (26,225)
    Amortization of deferred financing costs        (1,013)              --               --                 --           (1,013)
    Equity in net income of subsidiaries....        (9,621)              --               --              9,621               --
                                                  --------       ----------         --------         ----------        ---------
Income (loss) before tax provision (benefit)        (9,304)         (20,582)           3,923              9,621          (16,342)
Income tax provision (benefit)..............            --           (7,252)             214                 --           (7,038)
                                                  --------       ----------         --------         ----------        ---------

Net income (loss)...........................      $ (9,304)      $  (13,330)        $  3,709         $    9,621        $  (9,304)
                                                  ========       ==========         ========         ==========        =========




                                                                                        TOTAL
                                                                      TOTAL             NON-
                                                     COMPANY        GUARANTOR        GUARANTOR        ELIMINATIONS        TOTAL
                                                  -------------- ----------------- ---------------- ------------------- -----------

STATEMENT OF OPERATIONS
  FOR THE NINE MONTHS ENDED
  SEPTEMBER 30, 2000

Net sales...................................    $      --      $    379,813         $  48,388            $     --        $428,201
Operating expenses:
    Cost of goods sold......................           --           282,542            34,944                  --         317,486
    Selling, general and administrative
    expenses................................           --            32,827             2,910                  --          35,737
    Depreciation and amortization...........        1,991            22,677             3,030                  --          27,698
    Unusual item............................           --               650                --                  --             650
                                                ---------      ------------         ---------            --------        --------
Operating income............................       (1,991)           41,117             7,504                  --          46,630
Other income (expense):
    Interest expense........................      (30,666)             (260)             (552)                 --         (31,478)
    Amortization of deferred financing costs       (1,625)               --                --                  --          (1,625)
    Equity in net income of subsidiaries....       44,928                --                --             (44,928)             --
                                                ---------      ------------         ---------            --------        --------
Income from continuing operations
    before income tax provision
    and extraordinary item..................       10,646            40,857             6,952             (44,928)         13,527
Income tax provision........................            --            5,707               808                  --           6,515
                                                ---------      ------------         ---------            --------        --------
Income from continuing operations
    before extraordinary item...............       10,646            35,150             6,144             (44,928)          7,012
Income (loss) from discontinued operations,
net of taxes of $29.........................       (2,081)            2,288             1,346                  --           1,553
                                                ---------      ------------         ---------            --------        --------
Income before extraordinary item............        8,565            37,438             7,490             (44,928)          8,565
Extraordinary item - loss  related to early
    extinguishment of debt,
    net of taxes of $2,073..................       (2,747)               --                --                  --          (2,747)
                                                ---------      ------------         ---------            --------        --------
Net income..................................    $   5,818      $     37,438         $   7,490            $(44,928)       $  5,818
                                                =========      ============         =========            ========        ========

                         INTERNATIONAL WIRE GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)


                                                                                        TOTAL
                                                                      TOTAL             NON-
                                                   COMPANY          GUARANTOR        GUARANTOR        ELIMINATIONS        TOTAL
                                               --------------    ----------------- ---------------- ------------------- -----------
STATEMENT OF CASH FLOWS
  FOR THE NINE MONTHS ENDED
  SEPTEMBER 30, 2001

Net cash provided by operating activities..    $       568       $    1,479      $    5,991          $      --         $   8,038
                                               -----------       ----------      ----------          ---------         ---------
Cash flows used in investing activities for
  capital expenditures.....................             --          (13,169)         (7,301)                --           (20,470)
                                               -----------       ----------      ----------          ---------         ---------
Cash flows provided by (used in)
  financing activities for repayment
  of long-term obligations.................           (568)             614              --                 --                46
                                               -----------       ----------      ----------          ---------         ---------
Effect of exchange rate changes
   on cash and cash equivalents............             --               --             (23)                --               (23)
                                               -----------       ----------      ----------          ---------         ---------
Net change in cash and cash equivalents....    $        --       $  (11,076)    $    (1,333)         $      --         $ (12,409)
                                               ===========       ==========     ===========          =========         ==========





                                                                                        TOTAL
                                                                      TOTAL             NON-
                                                     COMPANY        GUARANTOR        GUARANTOR        ELIMINATIONS        TOTAL
                                                  -------------- ----------------- ---------------- ------------------- -----------
STATEMENT OF CASH FLOWS
  FOR THE NINE MONTHS ENDED
  SEPTEMBER 30, 2000

Net cash provided by (used in) operating
activities.................................       $   (8,961)       $ 28,222        $  6,296          $      --         $  25,557
                                                  ----------        --------        --------          ---------         ---------
Cash flows used in investing activities for
  capital expenditures.....................               --         (11,411)         (3,674)                --           (15,085)
                                                 -----------       ---------        --------          ---------         ---------

Cash flows provided by (used in)
 financing activities:
    Equity proceeds........................               66              --              --                 --                66
    Repayment of long-term obligations.....         (198,906)         (1,118)             --                 --          (200,024)
    Financing fees and other...............             (699)             --              --                 --              (699)
    Net proceeds from sale of
      Wire Harness Segment.................          208,500              --              --                 --           208,500
                                                ------------      ----------        --------          ---------         ---------
Net cash provided by (used in) financing
  activities...............................            8,961          (1,118)             --                 --             7,843
                                                ------------      ----------        --------          ---------         ---------

Net change in cash and cash equivalents....     $         --      $   15,693       $   2,622          $      --         $  18,315
                                                ============      ==========       =========          =========         =========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis includes the results of operations for the three and nine months ended September 30, 2001, compared to the three and nine months ended September 30, 2000.

In March 2000, the Company sold its Wire Harness Segment to Viasystems International, Inc. The Wire Harness Segment was previously reported as a separate segment. The results of operations of the Wire Harness Segment for 2000 have been reclassified to discontinued operations.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

Net sales for the quarter were $96.9 million, a decrease of $41.2 million, or 29.8%, compared to the three months ended September 30, 2000. This decrease was primarily the result of lower volume from weak general economic conditions in the United States, including reduced demand from customers supplying the automotive, electronics and data communications and industrial markets and the result of a lower cost and selling price of copper. In general, the Company prices its wire products based on a spread over the cost of copper, which results in a decreased dollar value of sales when copper costs decrease. The average price of copper based on the New York Mercantile Exchange, Inc. ("COMEX") declined from $0.87 per pound during the three months ended September 30, 2000 to $0.67 per pound during the three months ended September 30, 2001.

Cost of goods sold, excluding unusual costs related to plant consolidations, as a percentage of sales increased to 78.7% for the three months ended September 30, 2001, from 74.8% for the three months ended September 30, 2000. This change was primarily the result of lower pricing under new agreements with customers who supply the automotive industry and operating inefficiencies related to reduced production levels. These operating inefficiencies have been partially offset by plant closures, headcount reductions, and other cost reduction and containment actions taken by the Company and the impact of lower copper prices.

Selling, general and administrative expenses decreased $3.0 million to $8.0 million for the three months ended September 30, 2001, compared to $11.0 million for the same period in 2000 due to reduced administrative and support headcount and other cost containment actions taken by the Company.

Depreciation and amortization was $9.0 million for the three months ended September 30, 2001, compared to $9.4 million for the same period in 2000.

During the quarter ended September 30, 2001, the Company recorded an unusual charge of $2.8 million primarily related to the consolidation of certain selling, general and administrative functions as well as a corporate reorganization. The unusual charge is comprised of $2.4 million for personnel and severance costs, attributed to approximately 41 employees, and $0.4 million for lease and other contractual commitments. In addition to the unusual costs accrued in the third quarter, the Company also incurred one-time costs of $2.0 million related to plant consolidations that was included in cost of goods sold for the three months ended September 30, 2001. There were no such charges for the same period in 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

Net sales for the nine months ended September 30, 2001 were $337.3 million, a decrease of $90.9 million, or 21.2%, compared to the nine months ended September 30, 2000. This decrease was primarily the result of lower volume from weak general economic conditions in the United States, including reduced demand from customers supplying the automotive, electronics and data communications and industrial markets and the result of a lower average cost and selling price of copper. The average price of copper based on COMEX declined from $0.83 per pound during the nine months ended September 30, 2000 to $0.75 per pound during the nine months ended September 30, 2001.

Cost of goods sold excluding unusual costs related to plant consolidations as a percentage of sales increased to 77.1% for the nine months ended September 30, 2001, from 74.1% for the nine months ended September 30, 2000. This change was due primarily to lower pricing under new agreements with customers who supply the automotive industry and operating inefficiencies associated with lower production levels. These operating inefficiencies have been partially offset by plant closures, headcount reductions other cost reduction and containment actions taken by the Company and the impact of lower copper prices.

Selling, general and administrative expenses decreased $7.0 million to $28.7 million for the nine months ended September 30, 2001, compared to $35.7 million for the same period in 2000 due to headcount reductions and other cost reduction and containment actions taken by the Company.

Depreciation and amortization was $27.1 million for the nine months ended September 30, 2001, compared to $27.7 million for the same period in 2000.

During the nine months ended September 30, 2001, the Company announced its plan for a realignment of its insulated wire production and initiated the closure of five of its manufacturing facilities located in Alabama and Indiana. The production capacity for these locations is being primarily transferred and consolidated into the Company's existing manufacturing facilities in Texas and its remaining Indiana facilities, which are being expanded, as necessary, to accommodate the production transfer. In addition to the plant consolidations announced in the first and second quarters, the Company recently purchased an existing plant site for a "greenfield" insulated wire operation in Mexico. This plant is located in Durango, Mexico, which is approximately 600 miles from the U.S./Mexican border. The startup of this Mexican facility began in the third quarter, and the Company anticipates that the plant will be in full production by the end of the second quarter of 2002.

In connection with the plant closures and selling, general and administrative headcount reductions announced in the third quarter, the Company anticipates that 174 employees will be terminated, all of whom have been notified by the Company. Through September 30, 2001, 117 employees have been terminated. Four of the five plant closures announced by the Company have been completed by September 30, 2001. Management estimates that the fifth plant closure will be complete by the end of the first quarter of 2002.

Unusual charges from plant closures and selling, general and administrative headcount reductions for the nine months ended September 30, 2001 were $6.7 million. The Company incurred additional costs of $3.7 million related to plant consolidations that was included in cost of goods sold for the nine months ended September 30, 2001. There were no similar charges for the same period in 2000.


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

Net cash provided by operating activities by continuing operations for the nine months ended September 30, 2001 was $9.6 million, compared to $25.1 million for the nine months ended September 30, 2000. This change was primarily due to lower operating results, including additional costs related to plant consolidations, partially offset by reduced interest and tax payments.

Net cash used in investing activities, representing capital expenditures, was $20.5 million for the nine months ended September 30, 2001, compared to $15.1 million for the nine months ended September 30, 2000. The change was due, in part, to additional capital expenditures required for plant consolidations and the acquisition of the production facility in Mexico. Capital expenditures for the nine months ended September 30, 2000 include $1.0 million related to discontinued operations.

Net cash provided by financing activities was $0.0 million, representing the net borrowing of long-term obligations, for the nine months ended September 30, 2001, compared to $7.8 million for the nine months ended September 30, 2000. In March 2000, the Company generated $208.5 million in proceeds from the sale of the Wire Harness Segment, net of transaction costs of $1.5 million. The Company applied substantially all of the net proceeds from this sale for repayment of outstanding obligations under the Company's Amended and Restated Credit Agreement (the "Credit Agreement").

The Company's ability to fund its liquidity and capital requirements and to pay its indebtedness is limited to its ability to receive dividends and other distributions from its subsidiaries. The Credit Agreement and the Company's Senior Notes prohibit the Company from imposing certain restrictions on the ability of its subsidiaries to pay dividends or make other distributions to the Company.

The Company's primary sources of liquidity are cash flows from operations and borrowings under the Credit Agreement. The Company's principal use of its liquidity is to pay interest on its indebtedness and to fund its working capital requirements.

The Credit Agreement provides for senior secured borrowings of up to $1.4 million under a term facility (the "Term Facility") and up to $75 million under a revolving loan and letter of credit facility (the "Revolver"). Availability under the Revolver has been limited by agreement between the Company and its lenders to $40 million through December 31, 2001. As of September 30, 2001, there were borrowings of $1.4 million outstanding under the Term Facility and $21.7 million in letters of credit issued under the Revolver. Mandatory principal payments are due in quarterly installments under the Term Facility, with the final installment payable on September 30, 2002. The Revolver also terminates on September 30, 2002.

On November 9, 2001, the lenders granted a waiver under the Credit Agreement waiving the Company's noncompliance with certain financial covenants at and for the period ending September 30, 2001. The waiver expires on December 31, 2001.

The Company is in the process of refinancing the Credit Agreement with a new credit facility (the "New Bank Facility"). In connection therewith, the Company has received a commitment letter from a leading commercial bank (the
"Commitment Letter") to provide the New Bank Facility. Based on the terms included in the Commitment Letter, if obtained, the New Bank Facility will provide a revolving loan and letter of credit facility of $70.0 million subject to certain borrowing base requirements and will mature on January 15, 2005. The Company anticipates that, if obtained, the proceeds from the New Bank Facility will be used to repay the balance under the Credit Agreement and to finance on-going working capital and other operating needs of the Company. In addition, letters of credit outstanding under the Credit Agreement will be incorporated into the New Bank Facility. Although there can be no assurances that the New Bank Facility will be obtained on the terms described herein, or at all, the New Bank Facility is expected to close on December 10, 2001.

The Company anticipates that cash flow from operations and borrowings under the Credit Agreement, and thereafter, the New Bank Facility, will be sufficient to meet the Company's working capital needs for the foreseeable future.


RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."

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

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and Assets to be

Disposed of" and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001. The most significant changes made by SFAS No. 144 are: (1) removes goodwill from its scope and, therefore, eliminates the requirements of SFAS No. 121 to allocate goodwill to long-lived assets to be tested for impairment, and (2) describes a probability-weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of long-lived assets are under consideration or a range is estimated for the amount of possible future cash flows.

The Company has not yet determined the effect SFAS No.'s 141, 142 and 144 will have on its consolidated financial position or results of operations.

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

PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

     10.26 Agreement and Waiver to the Amended and Restated Credit Agreement, dated as of November 9, 2001, among International Wire Group, Inc., International Wire Holding Company, Camden Wire Company, Inc., the Several Lenders from time to time parties thereto, the Chase Manhattan Bank, as Administrative Agent, and Bankers Trust Company, as Documentation Agent.


(b) Report on Form 8-K filed July 19, 2001, reporting Item 5. We announced the resignation of James N. Mills as Chief Executive Officer of the Registrant.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                   INTERNATIONAL WIRE GROUP, INC.


Dated:  November 14, 2001         By:  /s/ GLENN HOLLER
                                       -----------------------------------------
                                  Name:  Glenn J. Holler
                                  Title: Senior Vice President and
                                         Chief Financial Officer
                                         (Principal Financial and
                                         Accounting Officer)

(a)  Exhibits

     10.26 Agreement and Waiver to the Amended and Restated Credit Agreement, dated as of November 9, 2001, among International Wire Group, Inc., International Wire Holding Company, Camden Wire Company, Inc., the Several Lenders from time to time parties thereto, the Chase Manhattan Bank, as Administrative Agent, and Bankers Trust Company, as Documentation Agent.