Form 10-K405
period 2001-12-31
INTERNATIONAL WIRE GROUP INC
filed 2002-03-19
CIK 947429

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001



                                   OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM          TO

                        COMMISSION FILE NUMBER 33-93970
                             ---------------------
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

                OUTSTANDING AT
   CLASS       FEBRUARY 28, 2002
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

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     The Company, through its subsidiaries, is a leading designer and manufacturer of wire products, including bare and tin-plated copper wire and insulated copper wire products, for other wire suppliers and original equipment manufacturers ("OEMs"). The Company's products include a broad spectrum of copper wire configurations and gauges with a variety of electrical and conductive characteristics and are utilized by a wide variety of customers primarily in the appliance, automotive, electronics and data communications, and general industrial/energy industries. The Company manufactures and distributes its products at 23 facilities located in the United States, Italy, the Philippines and France. The Company recently purchased another facility in Mexico and expects to begin production in mid 2002.

     - Bare Wire Products. The Company's bare and tin-plated copper wire products (or conductors) are used to transmit digital, video and audio signals or conduct electricity and are sold to a diverse customer base of approximately 800 insulated wire manufacturers and various industrial OEMs for use in computer and data communications products, general industrial, energy, appliances, automobiles, and other applications.

     - Insulated Wire Products. The Company's insulated wire products (copper conductors insulated with plastic or other polymeric compounds) are primarily manufactured for the automotive and appliance end-user markets. The Company's insulated wire products are used in the assembly of wire harnesses that are installed in both automobiles and appliances. A wire harness is comprised of an assembly of wires with connectors and terminals that transmit electricity between two or more end points. The Company also participates in several niche businesses in the high temperature silicone and heater wire, medical equipment and submersible pump cable markets.

     The principal executive offices of the Company are located at 101 South Hanley Road, Suite 400, St. Louis, Missouri 63105, and the Company's telephone number at such address is (314) 719-1000.

BACKGROUND

     In December 1992, an investor group led by Hicks, Muse, Tate & Furst Incorporated ("Hicks Muse") acquired (the "Original Wirekraft Acquisition") Kirtland Indiana, Limited Partnership ("KILP"), which was subsequently renamed Wirekraft Industries, Inc. ("Wirekraft"). KILP was engaged in the manufacturing of insulated wire and fabrication of wire harnesses. In March 1995, an investor group led by Hicks Muse acquired Omega Wire, Inc. ("Omega"). The acquisition of Omega broadened the Company's product offering through the addition of a broad and diverse bare wire product offering and vertically integrated the Company by substantially reducing the Company's need to purchase outside bare wire. In June 1995, through a series of acquisitions and mergers, the Company was organized to combine the operations of Wirekraft and Omega (the "Wirekraft/Omega Combination").

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

     In 1998, the Company made two strategic acquisitions, the acquisition of the assets of Spargo Wire Company, Inc. ("Spargo Wire"), which expanded the Company's offering of bare wire, and the acquisition of Italtrecce S.r.l. ("Italtrecce"), which expanded the Company's offering of specialty braid products and allowed the Company to expand its geographic manufacturing base to Italy. In addition, in July 1998, the Company completed the construction of a facility in Cebu, Philippines and began operations. The Cebu facility allowed the Company to supply global customers of the Company and to build relationships with new customers in the Asia Pacific markets.

     In December 1999, the Company acquired a group of French wire manufacturers (collectively, the "Forissier Group"). Two of the operating companies manufacture specialty braids, rope and cable products and the third operating company manufactures insulated wire products. This acquisition complimented the Company's existing business in Italy as well as expanded sales opportunities throughout Europe.

     In March 2000, the Company sold its Wire Harness Segment, as described below, to a subsidiary of Viasystems Group, Inc. ("Viasystems") for $210.8 million in cash (the "Wire Harness Sale"). The Company and Viasystems are commonly controlled by affiliates of Hicks Muse. In connection with the Wire Harness Sale, the Company entered into an agreement to supply Viasystems' wire harness business with substantially all of their insulated wire requirements through 2003, which is a continuation of existing practice. See Note 6 to the Company's Consolidated Financial Statements included herein for a further discussion of the Wire Harness Sale.

     In August 2001, the Company furthered its international expansion with the purchase of a manufacturing facility in Durango, Mexico. Management believes that this new facility, approximately 600 miles south of the U.S./Mexican border, will allow the Company to expand its relationships with existing global customers in North America and seek new opportunities in Central and South America. Production is expected to begin in mid 2002.

PRODUCTS AND MARKETS

     Prior to the Wire Harness Sale, the Company conducted its operations through two segments: (i) the manufacture and marketing of bare and tin-plated copper wire products and insulated copper wire products (the "Wire Segment") and
(ii) the manufacture and marketing of wire harness assemblies for sale primarily to the major U.S. manufacturers of household appliances such as Amana, Frigidaire, General Electric, Maytag and Whirlpool who utilized the wire harnesses assemblies in the manufacture of refrigerators, freezers, washers, dryers, ranges and dishwashers (the "Wire Harness Segment"). With the sale of the Wire Harness

Segment in March 2000, the Company now conducts its operations in only the Wire Segment. The following is a description of the Company's primary products and markets served:

  Bare Wire Products (55% of 2001 consolidated sales)

     The Company's external sales of bare wire products are primarily to wire insulators, who apply insulating materials to the bare wire through an extrusion process. These wire insulators sell the insulated wire to a variety of customers in the following markets: (i) appliance (approximately 11% of total 2001 bare wire sales); (ii) automotive (approximately 23% of total 2001 bare wire sales);
(iii) electronics and data communications (approximately 31% of total bare wire sales) including cable television, safety and security control, and local area network ("LAN") and computer systems; and (iv) general industrial/energy (approximately 35% of total 2001 bare wire sales) including heating, ventilating and air conditioning ("HVAC") systems; circuit protection, digital and cellular phone towers, elevator cables, mining and oil exploration, mass transit, and utility power distribution applications. The Company manufactures a broad array of bare and tin-plated copper conductors including the following:

     - Single End Wire. Single end wire is an individual wire drawn to the customer's size requirements ranging from .16 to .00157 inches in diameter (6 American Wire Gauge ("awg") to 46 awg). Single end wire is capable of transmitting signals or electrical currents between two points and is used to transmit digital, video and audio signals or low voltage current in a variety of wire products used in motor controls, local area networks, security systems, television or telephone connections and water sprinkler systems. Single end wire is generally the least expensive form of wire to produce due to its simple configuration.

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

     - Bunched Wire. Bunched wire is formed by twisting a number of single end wires in a random pattern. Bunched wire allows increased flexibility while maintaining conductivity. This type of wire is the primary wire used in appliance wire harnesses. In addition, bunched wire is commonly used for transmission of electrical current in lighting fixture cords, extension cords and power cords for portable, power hand tools.

     - Cabled Wire and Braided Wire. Cabled wire and braided wire are combinations of single, bunched or stranded wire twisted together in various patterns and thickness. These wires transmit electrical current and are typically used in mining, mass transportation, automotive, utility power distribution cellular and digital towers and other industrial applications.

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

  Insulated Wire Products (45% of 2001 consolidated sales)

     The Company's sales of insulated wire products are primarily to independent wire harness fabricators for use in the automotive (approximately 66% of total 2001 insulated wire sales), appliance (approximately 32% of total 2001 insulated wire sales) and other industrial (approximately 2% of total 2001 insulated wire sales) markets. The Company divides its customers who manufacture wire harnesses into three broad groups:

(a) Tier 1 suppliers to Ford Motor Company and Chrysler Corporation (General Motors Corporation ("GM") continues to purchase the majority of its wire and wire harness products from Delphi Automotive Systems, formerly a division of GM that has in-house wire and wire harness manufacturing capability); (b) suppliers to the North American facilities of Japanese automakers, that utilize "thin-wall" insulated wire which complies with Japanese Industrial Standards ("JIS"); and (c) suppliers to appliance OEMs.

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

KEY CUSTOMERS

     The Company sells its products primarily to major appliance and automotive wire harness manufacturers and copper wire insulators who then sell to a diverse array of end users. For the years ended December 31, 2001, 2000 and 1999, the Company had significant sales to Lear Corporation which represented 12%, 13% and 15% of the Company's consolidated net sales for each of the respective years. The Company had no other customers who accounted for more than 10% of consolidated net sales during these years.

INTERNATIONAL OPERATIONS

     The Company currently has operations in the Philippines, Italy and France. In 2001, the Company purchased a facility in Mexico and expects to begin production in mid 2002. For the years ended December 31, 2001, 2000 and 1999, approximately 14%, 12% and 4% of the Company's sales from continuing operations originated from these foreign operations. A portion of these sales were to Tier 1 automotive suppliers whose products were sold back into the United States. The Company has a manufacturing facility in Cebu, Philippines, a manufacturing facility in Vinovo, Italy and three facilities near Lyon, France. See Note 12 to the Company's Consolidated Financial Statements included herein for further information about the Company's international operations.

     The Company is subject to risks generally associated with international operations, including price and exchange controls and other restrictive actions. In addition, fluctuations in currency exchange rates may affect the Company's results of operations. See Item 7A, "Quantitative And Qualitative Disclosures About Market Risk" for further discussion about the Company's foreign currency risk.

RAW MATERIALS

     The principal raw material used by the Company is copper, which is primarily purchased in the form of 5/16-inch rod from the major copper producers in North America and Japan. Copper rod prices are based on market prices, which are generally established by reference to the New York Mercantile Exchange, Inc. ("COMEX") prices, plus a premium charged to convert copper cathode to copper rod and deliver it to the required location. As a world traded commodity, copper prices have historically been subject to fluctuations. While fluctuations in the price of copper may directly affect the per unit prices of the Company's products, these fluctuations have not had, nor are expected to have, a material impact on the Company's profitability due to copper price pass-through arrangements that the Company has with its customers. These sales arrangements are based on similar variations of monthly copper price formulas. Use of these copper price formulas minimizes the differences between raw material copper costs charged to the cost of sales and the pass-through pricing charged to customers.

     Other major raw materials consumed by the Company include PVC compound, XLPE compound, silicon compound, color concentrate, tin and other metals. The Company enters into long-term supply agreements on a wide variety of materials consumed. Supplies on all critical materials are currently adequate to meet the Company's needs.

     The Company orders material based on purchase orders received and accepted and seeks to minimize the inventory of material not identified for specific orders. The Company works with its suppliers to develop just-in-time supply systems to reduce inventory carrying costs.

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

  BARE WIRE PRODUCTS

     As of December 31, 2001, the Company had twelve facilities dedicated to the production and distribution of bare wire products. Six of these facilities are located in New York, two are located in France, one facility is located in Indiana, one facility is located in Texas, one facility is located in Italy and one distribution facility is located in California. The manufacturing of bare wire consists of one or more of the following four processes: wire drawing; plating; bunching and stranding; and cabling.

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

  INSULATED WIRE PRODUCTS

     As of December 31, 2001, the Company had eleven manufacturing and distribution facilities used to produce and distribute insulated wire. Four of the manufacturing facilities are located in Texas, three are located in Indiana, one is located in Alabama, one is located in the Philippines and one is located in France. The Company has one distribution facility in Texas. The Company recently purchased another manufacturing facility in Durango, Mexico and expects to begin production at this facility in mid 2002. The production of insulated wire starts with bare wire (primarily manufactured internally) and involves insulating the wire products with various polymeric insulating compounds through an extrusion process. Extrusion involves the feeding, melting and pumping of insulating compounds through a die to shape it into its final form on the wire. In order to enhance the insulation properties of some products, certain polymeric compounds can be chemically cross-linked after the extrusion process. The Company has extensive chemical cross-linking capabilities.

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

PATENTS AND TRADEMARKS

     The Company has three patents and seven registered trademarks. The Company does not believe that its competitive position is dependent on patent protection or that its operations are dependent on any individual patent or trademark or group of related patents or trademarks.

EMPLOYEES

     As of December 31, 2001, the Company employed approximately 2,100 full time employees. The Company believes that it has a good relationship with its employees.

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

     As is the case with most manufacturers, the Company could incur costs relating to environmental compliance, including remediation costs related to historical hazardous materials handling and disposal practices at certain facilities, although it does not believe that such costs would materially and adversely affect the Company. In the past, the Company has undertaken remedial activities to address on-site soil contamination caused by historic operations. None of these activities have resulted in any material liability. Currently, the Company is involved with environmental monitoring activities at one of its Camden, New York facilities and its Jordan, New York facility.

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

ITEM 2.  PROPERTIES

     The Company uses owned or leased properties as manufacturing and distribution facilities, warehouses and offices throughout the United States, the Philippines, France and Italy, and recently purchased a facility in Mexico where production is expected to begin in mid 2002. The Company's principal executive offices are located in St. Louis, Missouri. All of the Company's domestic owned properties are pledged to secure the Company's indebtedness under the Company's Second Amended and Restated Credit Agreement dated as of December 20, 2001, with J.P. Morgan Chase Bank and the other lenders party thereto, as amended (the "Credit Agreement").

     Listed below are the principal manufacturing and distribution facilities operated by the Company as of December 31, 2001:

          LOCATION            SQUARE FEET   OWNED/LEASED       PRIMARY PRODUCTS/END USE
----------------------------  -----------   ------------   ---------------------------------
BARE WIRE
Camden, New York............    450,000     Owned          Single end, bunched, stranded,
                                                           cabled and electroplated wire
Williamstown, New York......    210,000     Owned          Single end, bunched, stranded and
                                                           cabled wire
Bremen, Indiana.............    175,000     Owned          Bunched wire
Camden, New York............    150,000     Leased(1)      Single end, bunched, stranded and
                                                           cabled wire
Jordan, New York............    120,000     Leased(1)      Single end, bunched, stranded,
                                                           shielding and cabled wire
Rome, New York..............    112,000     Owned          Bunched, stranded, cabled and
                                                           electroplated wire
Cazenovia, New York.........     60,000     Owned          Braided wire
Saint-Chamond, France.......     60,000     Owned          Specialty braids, rope and cable
                                                           products
El Paso, Texas..............     57,000     Owned          Bunched wire
Saint-Chamond, France.......     30,000     Owned          Specialty braids, rope and cable
                                                           products
Vinovo, Italy...............     25,000     Owned          Braided wire
LaMirada, California........     19,000     Leased(2)      Distribution
INSULATED WIRE
Cebu, Philippines...........    135,000     Owned          Automotive
Avilla, Indiana.............    119,000     Owned          Appliance and automotive
El Paso, Texas..............    101,000     Leased(2)      Appliance and automotive
Beynost, France.............     82,000     Owned          Automotive
El Paso, Texas..............     70,000     Owned          Automotive
Elkmont, Alabama............     65,000     Owned          Appliance and automotive
Kendallville, Indiana.......     61,000     Leased(2)      Appliance and automotive
Kendallville, Indiana.......     60,000     Owned          Appliance and automotive
El Paso, Texas..............     60,000     Owned          Automotive
El Paso, Texas..............     50,000     Leased(3)      Distribution
El Paso, Texas..............     28,000     Leased(2)      Automotive

---------------

(1) The leases on the Company's Camden, New York and Jordan, New York facilities have remaining terms of approximately 10 years. During 1997, the Company purchased the notes that were collateralized by the Camden and Jordan properties from an unrelated creditor. The Company negotiated a payment schedule with the lessor which allows the lessor to retain title to the property until the termination of the lease, at which time the Company will have the option to purchase the properties for a nominal purchase price.

(2) The lease has a remaining term of approximately three years.

(3) The lease has a remaining term of approximately one-year. The Company has not determined whether it will attempt to renew the current lease or obtain an alternate distribution facility. The Company does not believe that this facility is critical to its on-going operations.

     The Company believes its plants and equipment include state-of-the-art technology and are well maintained. During 2001, the Company announced its intention to realign its production capacity and consolidate certain facilities (See Note 9 to the Company's Consolidated Financial Statements for informa-tion regarding the Company's plan to realign capacity). In connection with the realignment, the Company closed six of its plants, which are located in Ardmore, Alabama; Elkmont, Alabama; Albion, Indiana; Corunna, Indiana and two facilities in Pine Bluff, Arkansas. The production capacity for these locations has been primarily transferred and consolidated into the Company's existing plants in Indiana, Texas and New York, which were expanded as necessary to accommodate the production transfer. Some of the production capacity from the closed locations will be moved to the Company's new facility in Durango, Mexico. In addition, as part of the Company's alignment plan, the Company has announced its intention to close the remaining facility in Elkmont, Alabama in 2002 (see Note 9 to the Company's Consolidated Financial Statements). The Company believes that its remaining facilities after the realignment will be suitable for their present and intended purposes and adequate for the Company's current level of operations and expected demand for the Company's products.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is a party to various legal proceedings and administrative actions, all of which are of an ordinary or routine nature incidental to the operations of the Company. The Company does not believe that such proceedings and actions would materially affect the Company.

     During 2001, the Company reached settlements with various claimants, including certain claims related to product liability claims of the Company's former Wire Harness Segment. See Note 6 to the Company's Consolidated Financial Statements for a further discussion of these claims.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders in the fourth quarter of 2001.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     All of the Company's outstanding common stock is held by International Wire Holding Company ("Holding"), and there is no established public trading market for such. The Company has paid no dividends to common stockholders since inception and does not have any present intention to commence payment of any cash dividends. The Company intends to retain earnings to provide funds for operation and expansion of the Company's business and to repay outstanding indebtedness. The Company's ability to pay such dividends is limited by the terms of its Credit Agreement and the Indentures relating to its 11 3/4% Senior Subordinated Notes due 2005, its 14% Senior Subordinated Notes due 2005 and its 11 3/4% Series B Senior Subordinated Notes due 2005 (collectively, the "Senior Subordinated Notes"). The Company did not sell any of its equity securities in the year ended December 31, 2001.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data set forth below presents financial information for the Company for the years ended December 31, 2001, 2000, 1999, 1998 and 1997, as derived from the audited consolidated financial statements of the Company as adjusted to reflect the reclassification of discontinued operations as the result of the Wire Harness Sale. The selected financial data should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," each included elsewhere herein.

                                                        YEARS ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                            2001       2000       1999       1998       1997
                                          --------   --------   --------   --------   --------
                                                             (IN THOUSANDS)
RESULTS OF OPERATIONS:
  Net sales.............................  $425,130   $564,250   $481,665   $497,540   $549,546
  Cost of goods sold(1).................   339,295    419,172    346,975    367,420    430,870
  Selling, general and administrative
     expenses(2)........................    23,497     47,123     40,504     44,561     43,453
  Depreciation and amortization.........    36,475     36,206     35,537     34,999     29,224
  Impairment, unusual and plant closing
     charges(3).........................    12,855        650         --         --      2,000
  Inventory valuation adjustment(4).....    10,000         --         --         --      8,500
  (Gain)/loss on sale of property, plant
     and equipment......................      (344)       543         --         --         --
                                          --------   --------   --------   --------   --------
  Operating income......................     3,352     60,556     58,649     50,560     35,499
  Interest expense......................   (35,237)   (40,804)   (43,955)   (44,292)   (44,407)
  Amortization of deferred financing
     costs..............................    (1,346)    (2,097)    (2,521)    (2,461)    (2,587)
  Other, net............................      (318)      (222)        --         99         11
                                          --------   --------   --------   --------   --------
  Income (loss) from continuing
     operations before income tax
     provision (benefit), cumulative
     effect of change in accounting
     principle and extraordinary item...   (33,549)    17,433     12,173      3,906    (11,484)
  Income tax provision (benefit)........   (18,895)     7,799      4,613      3,348     (3,261)
                                          --------   --------   --------   --------   --------
  Income (loss) from continuing
     operations before cumulative effect
     of change in accounting principle
     and extraordinary item.............   (14,654)     9,634      7,560        558     (8,223)
  Income (loss) from discontinued
     operations, net of income taxes of
     ($2,150), ($1,261), $4,355, $6,654
     and $5,915, respectively(5)........    (2,850)      (157)     6,364      9,097      8,194
                                          --------   --------   --------   --------   --------
  Income (loss) before cumulative effect
     of change in accounting principle
     and extraordinary item.............   (17,504)     9,477     13,924      9,655        (29)
  Cumulative effect of change in
     accounting for start-up costs, net
     of tax benefit of $592(6)..........        --         --       (818)        --         --
                                          --------   --------   --------   --------   --------

                                                        YEARS ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                            2001       2000       1999       1998       1997
                                          --------   --------   --------   --------   --------
                                                             (IN THOUSANDS)
  Income (loss) before extraordinary
     item...............................   (17,504)     9,477     13,106      9,655        (29)
  Extraordinary item -- loss related to
     the early extinguishment of debt,
     net of tax benefit of $2,073 and
     $1,679, respectively(7)............        --     (2,747)        --         --     (2,991)
                                          --------   --------   --------   --------   --------
       Net income (loss)................  $(17,504)  $  6,730   $ 13,106   $  9,655   $ (3,020)
                                          ========   ========   ========   ========   ========
OTHER DATA:
  EBITDA, as adjusted(8)................  $ 57,703   $ 98,035   $ 92,644   $ 89,717   $ 79,233
  Capital expenditures from continuing
     operations.........................    25,968     22,469     19,883     29,288     25,896
  Total assets..........................   511,943    585,734    678,107    639,114    628,048
  Long-term obligations (including
     current maturities)................   331,792    335,433    535,944    527,205    523,795
CASH FLOW DATA:
  Net cash from (used in) operating
     activities.........................  $  3,930   $ 34,610   $ 51,475   $ 40,646   $ 33,998
  Net cash from (used in) investing
     activities.........................   (23,435)   (18,165)   (50,506)   (42,120)   (86,756)
  Net cash from (used in) financing
     activities.........................    (4,489)     8,410      6,456      1,474     52,758

---------------

(1) Cost of goods sold in 2001 includes costs of $5,758, related to the closure and consolidation of certain facilities that the Company considers to be one-time unusual items incremental to the Company's on-going operations. These expenses include inefficiencies incurred during the transition of production capacity and other incremental costs related to the transferred lines of production.

(2) Includes non-cash compensation expense (income) related to the stock appreciation (depreciation) of Holding Class A Common Stock (as defined herein) in the amount of ($10,393), $80, ($1,542), $4,158 and $4,010 for the
    years ended December 31, 2001, 2000, 1999, 1998 and 1997, respectively. See
    Note 2 to the Company's Consolidated Financial Statements and Item 12, "Securities Ownership."

(3) Consists of charges related to the closure and consolidation of certain facilities and administrative and corporate reorganizations of $7,387 and impairment of fixed assets related to the plant consolidations of $5,468 in 2001 (See Note 9 to the Company's Consolidated Financial Statements), charges relating to employee severance agreements in the amount of $650 in 2000 and charges relating to plant closings in the amount of $2,000 in 1997.

(4) Represents a pre-tax inventory valuation charge to reduce the last in, first out ("LIFO") valuation of copper in inventory as a result of the decline in the average price of copper during 2001 and 1997. See Note 3 to the Company's Consolidated Financial Statements included herein.

(5) The income (loss) from discontinued operations represents the results of the Company's Wire Harness Segment, which it sold to a subsidiary of Viasystems in March 2000. See Note 6 to the Company's Consolidated Financial Statements included herein.

(6) The cumulative effect of change in accounting principle in 1999 represents a loss related to the adoption of Financial Accounting Standards Board ("FASB") Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." See Note 2 to the Company's Consolidated Financial Statements included herein.

(7) The extraordinary items in the years ended December 31, 2000 and 1997 represent losses on the early extinguishment of debt. See Note 5 to the Company's Consolidated Financial Statements included herein.

(8) "EBITDA, as adjusted" is defined as operating income plus depreciation, amortization of intangible assets, impairment, unusual and plant closing charges, (gain)/loss on sale of property, plant and equipment, inventory valuation adjustment, non-cash compensation expense (income), one-time unusual items incremental to the on-going operations included in cost of sales and other non-cash expense (income) items. EBITDA, as adjusted, is presented because (i) it is a widely accepted indicator of a company's ability to incur and service debt and (ii) it is the basis on which the Company's compliance with certain financial covenants contained in the Credit Agreement is principally determined. However, EBITDA, as adjusted, does not purport to represent cash provided by operating activities as reflected in the Company's consolidated statements of cash flow, is not a measure of financial performance under generally accepted accounting principles ("GAAP") and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Also, the measure of EBITDA, as adjusted, may not be comparable to similar measures reported by other companies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

RECONCILIATION OF EBITDA, AS ADJUSTED, TO OPERATING INCOME PER GAAP

     The schedule below reconciles EBITDA, as adjusted, to operating income per GAAP for all periods presented in the Selected Financial Data Table.

                                                YEAR ENDED DECEMBER 31,
                                  ----------------------------------------------------
                                    2001       2000       1999       1998       1997
                                  --------   --------   --------   --------   --------
                                                     (IN THOUSANDS)
EBITDA, as adjusted.............  $ 57,703   $ 98,035   $ 92,644   $ 89,717   $ 79,233
Unusual charges related to plant
  consolidations................    (5,758)        --         --         --         --
Non-cash compensation income
  (expense).....................    10,393        (80)     1,542     (4,158)    (4,010)
Depreciation and amortization...   (36,475)   (36,206)   (35,537)   (34,999)   (29,224)
Impairment, unusual and plant
  closing charges...............   (12,855)      (650)        --         --     (2,000)
Inventory valuation
  adjustment....................   (10,000)        --         --         --     (8,500)
(Gain)/loss on sale of property,
  plant and equipment...........       344       (543)        --         --         --
                                  --------   --------   --------   --------   --------
Operating income per GAAP.......  $  3,352   $ 60,556   $ 58,649   $ 50,560   $ 35,499
                                  ========   ========   ========   ========   ========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company conducts its operations as one business segment. The table below sets forth the major components of the results of operations for the years ended December 31, 2001, 2000 and 1999, and should be used in reviewing the discussion and analysis of results of operations and liquidity and capital resources.

     In March 2000, the Company sold its Wire Harness Segment to a subsidiary of Viasystems Group, Inc. ("Viasystems") for $210.8 million in cash (the "Wire Harness Sale") (See Notes 1 and 6 to the Company's Consolidated Financial Statements included herein for further discussion of the Wire Harness Sale). The Wire Harness Segment was previously reported as a separate segment. The results of operations of the Wire Harness Segment have been reclassified to discontinued operations for all periods presented. Included in the years ended December 31, 2001 and 2000, are the results of operations of the Forissier Group, which was acquired at the end of 1999.

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

                             RESULTS OF OPERATIONS

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2001       2000       1999
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Net sales............................................  $425,130   $564,250   $481,665
Cost of goods sold:
  Cost of goods sold excluding item below............   333,537    419,172    346,975
  Unusual costs related to plant consolidations......     5,758         --         --
                                                       --------   --------   --------
          Total cost of goods sold...................   339,295    419,172    346,975
Selling, general and administrative expenses:
  Selling, general and administrative expenses
     excluding item below............................    33,890     47,043     42,046
  Non-cash compensation expense (income).............   (10,393)        80     (1,542)
                                                       --------   --------   --------
          Total selling, general and administrative
            expenses.................................    23,497     47,123     40,504
Depreciation and amortization........................    36,475     36,206     35,537
Impairment, unusual and plant closing charges........    12,855        650         --
Inventory valuation adjustment.......................    10,000         --         --
(Gain)/loss on sale of property, plant and
  equipment..........................................      (344)       543         --
                                                       --------   --------   --------
          Operating income...........................  $  3,352   $ 60,556   $ 58,649
                                                       ========   ========   ========

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

     Net sales for the year ended December 31, 2001 were $425.1 million, representing an $139.1 million, or 24.7%, decrease compared to 2000. This decrease was primarily the result of lower volume from weak economic conditions in the United States, including reduced demand from customers supplying the automotive, electronics and data communications, and industrial markets and the impact of a decrease in the average cost and selling price of copper. The average price of copper based upon the New York Mercantile Exchange, Inc. ("COMEX") decreased to $0.73 per pound during 2001 from $0.84 per pound during 2000.

     Cost of goods sold excluding unusual costs related to plant consolidations as a percentage of sales increased to 78.5% for the year ended December 31, 2001, from 74.3% for the same period in 2000. This increase was primarily the result of operating inefficiencies associated with reduced production levels in 2001 and lower pricing under new agreements with customers who supply the automotive industry. These operating inefficiencies have been partially offset by plant closures, headcount reductions and other cost reduction and containment actions taken by the Company and the impact of lower copper prices. Because the Company's products are typically priced at a spread over the cost of copper, a lower copper price leads to a higher gross margin percentage but generally has no impact on gross margin dollars. During 2001, the Company charged $5.8 million to cost of goods sold for one-time unusual charges incremental to its on-going operations related to plant consolidations. These charges include inefficiencies incurred during the transition of production capacity and other incremental costs related to the transferred production lines. There were no such charges in the comparable period in 2000.

     Selling, general and administrative expenses excluding non-cash compensation income/expense were $33.9 million for the year ended December 31, 2001, compared to $47.0 million for 2000. This decrease was the result of volume related items and various cost reductions. These expenses as a percent of net sales improved from 8.3% for the year ended December 31, 2000 to 8.0% for 2001. This improvement is attributable to headcount reductions, administrative and corporate reorganizations and other cost reduction and containment actions taken by the Company.

     Depreciation and amortization was $36.5 million for the year ended December 31, 2001, as compared to $36.2 million for the same period in 2000. The increase of $0.3 million was the result of capital additions.

     In 2001, the Company announced its plan for a realignment and consolidation of production capacity and initiated the closing of seven facilities located in Alabama (3), Indiana (2) and Arkansas (2). Six of these facilities were closed by the end of 2001, with one facility in Alabama expected to remain open through mid 2002. The production capacity from the closed locations was primarily transferred and consolidated into the Company's existing manufacturing facilities in its remaining Indiana, Texas and New York locations, which were expanded, as necessary, to accommodate the production transfer. In addition to the plant consolidations announced during the year, the Company purchased an existing plant site for a "greenfield" insulated wire operation in Mexico. This plant is located in Durango, Mexico, which is approximately 600 miles south of the U.S./Mexican border. The startup of this Mexican facility began in the third quarter of 2001, and the Company anticipates that the plant will begin production by mid 2002.

     In addition to the capacity realignment, the Company also consolidated certain selling, general and administrative functions, including a corporate reorganization. As a result of these actions, along with the plant consolidations, 204 employees have been terminated and the Company anticipates an additional 38 will be terminated upon completion of the restructuring plan, all of whom have been notified by the Company.

     Unusual charges from plant closures and selling, general and administrative headcount reductions for the year ended December 31, 2001 were $7.4 million. The Company incurred additional costs of $5.8 million related to plant consolidations that was included in cost of goods sold for year ended December 31, 2001. During the year ended December 31, 2000, the Company incurred an unusual charge of $0.7 million related to the termination of certain administrative employees.

     In connection with the plant consolidations in 2001, the Company performed an analysis of the closed facilities and the machinery and equipment that was not moved and consolidated into existing facilities. Based on the results of this analysis, a non-cash impairment loss of $5.5 million was recorded, which represented the difference between management's estimate of the fair market value of the remaining facilities and equipment and the carrying value of those assets. There was no such charge in the comparable period in 2000.

     In connection with the decline in the average price of copper during 2001, the Company recorded a pre-tax, non-cash inventory valuation adjustment of $10.0 million to reduce the LIFO valuation of copper in inventory. There was no such charge in 2000.

     In 2001, the Company recorded a gain on the sale of property, plant and equipment of $0.3 million compared to a loss of $0.5 million in the comparable period in 2000.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     Net sales for the year ended December 31, 2000, were $564.3 million, representing an $82.6 million, or 17.1%, increase compared to 1999. This increase was the result of higher unit volume, the impact of an increase in the average cost and selling price of copper and the incremental sales from the acquisition of the Forissier Group in December 1999. Higher unit volume was attributable to several factors. Shipments of bare wire products increased from higher sales of heavy cable and tin-plated products to industrial customers and fine wire products to the electronics and data communications market. Sales of insulated lead wire to automotive customers increased from higher automotive industry-wide production levels and the Company's expanded penetration with existing customers. These unit volume increases were partially offset by a decrease in sales to the appliance market from slowing industry growth and customers' inventory reduction. The average price of copper based upon COMEX increased to $.84 per pound during 2000 from $0.72 per pound during 1999. The increase in sales from higher copper prices was partially offset by a higher percent of tolled copper sales.

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

                          CRITICAL ACCOUNTING POLICIES

     The process of preparing financial statements in conformity with accounting principles generally accepted in the United States requires the Company to use estimates and assumptions regarding certain types of our assets, liabilities, revenues and expenses. The Company bases these estimates and assumptions upon the best information available at the time of the estimates or assumptions. Actual results could change materially from our estimates and assumptions. The following is a discussion of certain of our critical accounting policies and the related management estimates and assumptions necessary in determining the value of related assets or liabilities. A full description of our critical accounting policies is included in Note 2 to the Consolidated Financial Statements included herein.

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

  Revenue Recognition

     Sales and related costs of goods sold are included in income when the goods are shipped to customers in accordance with the delivery terms. The Company offers its customers the right to return products that do not meet the specific requirements set forth in the customer's purchase order. The Company records a provision for the estimated amount of such returns based on historical experience and any notification received of pending returns. While such returns have historically been within the Company's expectations and the provisions established, the Company cannot guarantee that the same return rates will continue. Any significant increase in credit returns could have a material adverse impact on our operating results for the period or periods in which such returns materialize.

  Accounts Receivable

     The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by the Company's review of their current credit information. The Company continuously monitors collections and payments from our customers and maintains a provision for estimated credit losses based upon the Company's historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within our expectations and the provisions established, the Company cannot guarantee that the historical credit loss rates will continue in the future. Since the Company has a number of relatively large customers, a significant change in the liquidity or financial position of one of these customers could have a material adverse impact on the collectability of our accounts receivables and our future operating results.

  Inventories

     Inventories are valued at the lower of cost, determined using the last-in, first out ("LIFO") method, or the current estimated market value of the inventory. Because the main component of the Company's products is copper, a world-wide traded commodity, the estimated fair market value of the inventory is subject to wide fluctuations. Any significant decline in the average COMEX price of copper can result in a non-cash inventory valuation adjustment. See Note 3 to the Company's Consolidated Financial Statements included herein.

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

  Working Capital and Cash Flows

     Net cash provided by continuing operations was $9.2 million for the year ended December 31, 2001 compared to net cash generated by continuing operations of $43.8 million for the year ended December 31, 2000. This decrease was primarily the result of lower operating results and the additional one-time costs related to plant consolidations. Net cash used in discontinued operations was $5.2 million in 2001, compared to $9.2 million in 2000.

     Net cash used in investing activities was $23.4 million in 2001, compared to $18.2 million in 2000. Net cash used in investing activities in 2001 included $26.0 million invested in capital expenditures by continuing operations and $2.5 million in cash proceeds from the sale of property, plant and equipment. Net cash used in investing activities in 2000 included $3.9 million as the final settlement on the acquisition of the Forissier Group, $22.5 million invested in capital expenditures by continuing operations, $9.1 million received from the sale of property, plant and equipment and $1.0 million invested in capital expenditures by discontinued operations prior to the sale of the Company's Wire Harness Segment in the first quarter of 2000.

  Financing Arrangements

     On December 20, 2001, the Company entered into a Second Amended and Restated Credit Agreement (the "Credit Agreement") with certain financial institutions that replaced the Company's previous credit agreement. In connection with the Credit Agreement, the Company paid $1.4 million to satisfy its outstanding term balance on the prior credit agreement and incurred $2.5 million in financing costs. All outstanding letters of credit from the prior credit agreement were incorporated into the Credit Agreement. Borrowings under the Credit Agreement are collateralized by first priority mortgages and liens on all domestic assets of the Company.

     The Credit Agreement consists of a $70.0 million revolving credit facility, subject to certain borrowing base requirements, that will mature on January 15, 2005. The Credit Agreement provides that a portion of the Credit Agreement, not in excess of $35.0 million, is available for the issuance of letters of credit. At December 31, 2001, the Company had no borrowings outstanding under the Credit Agreement and $26.3 million in outstanding letters of credit. At February 28, 2002, based on the most recent borrowing base calculation, the Company had available borrowing capacity under the Credit Agreement of $56.4 million, of which $30.1 million was available for borrowing. The Company's obligations under the Credit Agreement bear interest at floating rates and require interest payments on varying dates depending on the interest rate option selected by the Company.

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

     In connection with the Camden Acquisition, the Company assumed debt related to two Industrial Revenue Bonds (the "IRBs") totaling $15.5 million. The IRBs are due in August 2005 and March 2016 in the amounts of $9.0 million and $6.5 million, respectively. The IRBs bear interest at a rate per annum which is tied to the Tax Exempt Money Market Index. Rates change weekly and interest is paid monthly. The IRBs are collateralized by letters of credit totaling $15.5 million. As of December 31, 2001, the weighted average interest rate on the IRBs was 1.5%.

  Liquidity

     The principal raw material used in the Company's products is copper. The market price of copper is subject to significant fluctuations. Working capital needs change whenever the Company experiences a significant change in copper prices. A $0.10 per pound change in the price of copper changes the Company's working capital by approximately $3.2 million. The Company enters into contractual relationships with most of its customers to adjust its prices based upon the prevailing market prices on the COMEX. This approach is patterned after the Company's arrangement with its copper suppliers and is designed to remove the risk associated with fluctuating copper prices.

     The Company's primary sources of liquidity are cash flows from operations and borrowings under the Credit Agreement, which are subject to a borrowing base calculation. The major uses of cash in 2002 are expected to be for debt service requirements and capital expenditures. In 2002, debt service requirements are estimated at approximately $39.7 million while capital expenditures are estimated at approximately $18.0 million. Management believes that cash from operating activities, together with available borrowings under the Credit Agreement, if necessary, should be sufficient to permit the Company to meet these financial obligations.

     The following table sets forth our material existing cash contractual obligations at the end of 2001 for the periods shown (dollars in millions):

CONTRACTUAL OBLIGATIONS                     TOTAL    WITHIN 1 YEAR   2-3 YEARS   4-5 YEARS   THEREAFTER
-----------------------                     ------   -------------   ---------   ---------   ----------
Debt(1)...................................  $320.6       $0.1          $ --       $314.0        $6.5
Capital lease obligations.................     4.8        1.6           1.8          0.4         1.0
Operating leases..........................     8.5        2.9           3.7          1.6         0.3
                                            ------       ----          ----       ------        ----
Total contractual cash obligations........  $333.9       $4.6          $5.5       $316.0        $7.8
                                            ======       ====          ====       ======        ====

---------------

(1) Debt obligations are exclusive of interest. See "Liquidity and Capital Resources -- Financing Arrangements" for a further discussion of effective interest rates.

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

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and Assets to be Disposed of" and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001. The most significant changes made by SFAS No. 144 are: (1) removes goodwill from its scope and, therefore, eliminates the requirements of SFAS No. 121 to allocate goodwill to long-lived assets to be tested for impairment, and (2) describes a probability-weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of long-lived assets are under consideration or a range is estimated for the amount of possible future cash flows.

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

INTEREST RATE RISK

     At December 31, 2001, approximately $15.5 million of the Company's long-term debt, specifically, borrowings outstanding under the IRBs, bears interest at variable rates. Given the current amount of long-term debt subject to variable interest rates, the Company does not believe that the associated interest rate risk is material and is not currently engaged in any hedging activities.

FOREIGN CURRENCY RISK

     The Company has operations in the Philippines, France and Italy and recently acquired a facility in Mexico that will begin production in mid 2002. The Company's operations may, therefore, be subject to volatility because of currency fluctuations. Sales and expenses are denominated in local currencies for the French and Italian operations and in the U.S. Dollar for the Philippines operation. The U.S. Dollar will also be the functional currency of the Mexican operation. As a result, these operations are subject to market risk with respect to fluctuations in the relative value of currencies. The Company evaluates from time-to-time various currency hedging programs that could reduce the risk.

COMMODITY PRICE RISK

     The principal raw material used by the Company is copper, which is purchased in the form of 5/16-inch rod from the major copper producers in North America and Japan. Copper rod prices are based on market prices, which are generally established by reference to the New York Mercantile Exchange, Inc. ("COMEX") prices, plus a premium charged to convert copper cathode to copper rod and deliver it to the required location. As a world traded commodity, copper prices have historically been subject to fluctuations. While fluctuations in the price of copper may directly affect the per unit prices of the Company's products, these fluctuations have not had, nor are expected to have, a material impact on the Company's profitability due to copper price pass-through arrangements that the Company has with its customers. These sales arrangements are based on similar variations of monthly copper price formulas. Use of these copper price formulas minimizes the differences between raw material copper costs charged to the cost of sales and the pass-through pricing charged to customers.

ITEM 8.  FINANCIAL STATEMENTS

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
INTERNATIONAL WIRE GROUP, INC
Report of Independent Accountants...........................    21
Consolidated Balance Sheets as of December 31, 2001 and
  2000......................................................    22
Consolidated Statements of Operations for the years ended
  December 31, 2001, 2000 and 1999..........................    23
Consolidated Statements of Stockholder's Equity for the
  years ended December 31, 2001, 2000 and 1999..............    24
Consolidated Statements of Cash Flows for the years ended
  December 31, 2001, 2000 and 1999..........................    25
Notes to Consolidated Financial Statements..................    26
Consolidated Financial Statement Schedule for the years
  ended December 31, 2001, 2000 and 1999:
  Schedule II -- Valuation and Qualifying Accounts..........    49

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and shareholder of International Wire Group, Inc.:

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of International Wire Group, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 2 to the consolidated financial statements, the Company changed its method of reporting start-up activities in 1999.

                                          /s/ PricewaterhouseCoopers LLP

Dallas, Texas
February 18, 2002

                         INTERNATIONAL WIRE GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                               AS OF DECEMBER 31,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                   SHARE DATA)
                                      ASSETS
Current assets:
  Cash and cash equivalents.................................  $  8,017    $ 32,244
  Accounts receivable, less allowance of $4,065 and
     $2,760.................................................    62,500      82,339
  Inventories...............................................    58,201      83,527
  Prepaid expenses and other................................    12,879       7,109
  Deferred income taxes.....................................    15,228      21,054
                                                              --------    --------
       Total current assets.................................   156,825     226,273
  Property, plant and equipment, net........................   138,784     148,414
  Deferred financing costs, net.............................     6,923       5,810
  Deferred income taxes.....................................    11,198          --
  Intangible assets, net....................................   193,627     201,611
  Other assets..............................................     4,586       3,626
                                                              --------    --------
       Total assets.........................................  $511,943    $585,734
                                                              ========    ========

                       LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Current maturities of long-term obligations...............  $  3,049    $  4,312
  Accounts payable..........................................    23,382      42,654
  Accrued and other liabilities.............................    22,001      18,488
  Accrued payroll and payroll related items.................     5,138      11,740
  Customers' deposits.......................................    15,778      19,739
  Accrued interest..........................................     2,937       3,195
                                                              --------    --------
       Total current liabilities............................    72,285     100,128
  Long-term obligations, less current maturities............   328,743     331,121
  Deferred income taxes.....................................        --      12,971
  Other long-term liabilities...............................    33,334      33,765
                                                              --------    --------
       Total liabilities....................................   434,362     477,985
Stockholder's equity:
  Common stock, $.01 par value, 1,000 shares authorized,
     issued and outstanding.................................         0           0
  Contributed capital.......................................   236,331     246,724
  Carryover of predecessor basis............................   (67,762)    (67,762)
  Accumulated deficit.......................................   (87,493)    (69,989)
  Accumulated other comprehensive loss......................    (3,495)     (1,224)
                                                              --------    --------
       Total stockholder's equity...........................    77,581     107,749
                                                              --------    --------
       Total liabilities and stockholder's equity...........  $511,943    $585,734
                                                              ========    ========

        See accompanying notes to the consolidated financial statements

                         INTERNATIONAL WIRE GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2001        2000        1999
                                                              ---------   ---------   ---------
                                                                       (IN THOUSANDS)
Net sales...................................................  $425,130    $564,250    $481,665
Operating expenses:
  Cost of goods sold........................................   339,295     419,172     346,975
  Selling, general and administrative expenses including
     non-cash compensation expense (income) of ($10,393),
     $80 and ($1,542), respectively.........................    23,497      47,123      40,504
  Depreciation and amortization.............................    36,475      36,206      35,537
  Impairment, unusual and plant closing charges.............    12,855         650          --
  Inventory valuation adjustment............................    10,000          --          --
  (Gain)/loss on sale of property, plant and equipment......      (344)        543          --
                                                              --------    --------    --------
Operating income............................................     3,352      60,556      58,649
Other income (expense):
  Interest expense..........................................   (35,237)    (40,804)    (43,955)
  Amortization of deferred financing costs..................    (1,346)     (2,097)     (2,521)
  Other, net................................................      (318)       (222)         --
                                                              --------    --------    --------
Income (loss) from continuing operations before income tax
  provision (benefit), cumulative effect of change in
  accounting principle and extraordinary item...............   (33,549)     17,433      12,173
Income tax provision (benefit)..............................   (18,895)      7,799       4,613
                                                              --------    --------    --------
Income (loss) from continuing operations before cumulative
  effect of change in accounting principle and extraordinary
  item......................................................   (14,654)      9,634       7,560
Income (loss) from discontinued operations, net of income
  taxes of ($2,150), ($1,261) and $4,355, respectively......    (2,850)       (157)      6,364
                                                              --------    --------    --------
Income (loss) before cumulative effect of change in
  accounting principle and extraordinary item...............   (17,504)      9,477      13,924
Cumulative effect of change in accounting for start-up
  costs, net of tax benefit of $592.........................        --          --        (818)
                                                              --------    --------    --------
Income (loss) before extraordinary item.....................   (17,504)      9,477      13,106
Extraordinary item -- loss related to early extinguishment
  of debt, net of income tax benefit of $2,073..............        --      (2,747)         --
                                                              --------    --------    --------
          Net income (loss).................................  $(17,504)   $  6,730    $ 13,106
                                                              ========    ========    ========

        See accompanying notes to the consolidated financial statements

                         INTERNATIONAL WIRE GROUP, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

                                       FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
                            ----------------------------------------------------------------------------
                                                                                 ACCUMULATED
                                                                                    OTHER
                                                   CARRYOVER OF                 COMPREHENSIVE
                            COMMON   CONTRIBUTED   PREDECESSOR    ACCUMULATED      INCOME
                            STOCK      CAPITAL        BASIS         DEFICIT        (LOSS)        TOTAL
                            ------   -----------   ------------   -----------   -------------   --------
                                                           (IN THOUSANDS)
BALANCE DECEMBER 31,
  1999....................    $0      $124,751       $(67,762)     $(76,719)       $    --      $(19,730)

Capital contributed.......    --       121,893             --            --             --       121,893
Non-cash compensation
  expense.................    --            80             --            --             --            80
Comprehensive income
  (loss):
  Net income..............    --            --             --         6,730             --         6,730
  Foreign currency
     translation
     adjustments..........    --            --             --            --         (1,224)       (1,224)
                              --      --------       --------      --------        -------      --------
BALANCE DECEMBER 31,
  2000....................     0       246,724        (67,762)      (69,989)        (1,224)      107,749
Non-cash compensation
  income..................    --       (10,393)            --            --             --       (10,393)
Comprehensive income
  (loss):
  Net income (loss).......    --            --             --       (17,504)            --       (17,504)
  Foreign currency
     translation
     adjustments..........    --            --             --            --         (2,271)       (2,271)
                              --      --------       --------      --------        -------      --------
BALANCE DECEMBER 31,
  2001....................    $0      $236,331       $(67,762)     $(87,493)       $(3,495)     $ 77,581
                              ==      ========       ========      ========        =======      ========

        See accompanying notes to the consolidated financial statements

                         INTERNATIONAL WIRE GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2001         2000        1999
                                                              ---------   ----------   --------
                                                                       (IN THOUSANDS)
Cash flows provided by (used in) operating activities:
  Net income (loss).........................................  $(17,504)   $   6,730    $13,106
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation...........................................    27,465       27,336     26,905
     Amortization...........................................     9,010        8,870      8,632
     Amortization of deferred financing costs...............     1,346        2,097      2,521
     (Gain)/loss on sale of property, plant and equipment...      (344)         543         --
     Impairment of property, plant and equipment............     5,468           --         --
     (Income) loss from discontinued operations.............     2,850          157     (6,364)
     Cumulative effect of change in accounting for start-up
       costs................................................        --           --        818
     Extraordinary loss on early extinguishment of debt.....        --        2,747         --
     Non-cash compensation expense (income).................   (10,393)          80     (1,542)
     Deferred income taxes..................................   (16,193)        (560)     2,636
     Inventory valuation adjustment.........................    10,000           --         --
     Change in assets and liabilities, net of acquisitions:
       Accounts receivable..................................    19,093        3,655    (10,294)
       Inventories..........................................    14,957      (12,596)    (1,210)
       Prepaid expenses and other...........................    (4,588)        (455)    (7,602)
       Accounts payable.....................................   (18,923)       7,901      8,145
       Accrued and other liabilities........................      (315)       2,262     (7,305)
       Accrued payroll and payroll related items............    (6,602)        (223)      (336)
       Customers' deposits..................................    (3,961)      (1,248)    (1,601)
       Accrued interest.....................................    (1,869)        (850)       367
       Other long-term liabilities..........................      (347)      (2,639)        61
                                                              --------    ---------    -------
          Net cash provided by (used in) continuing
            operations......................................     9,150       43,807     26,937
       Net cash provided by (used in) discontinued
          operations........................................    (5,220)      (9,197)    24,538
                                                              --------    ---------    -------
          Net cash from operating activities................     3,930       34,610     51,475
                                                              --------    ---------    -------
Cash flows used in investing activities:
  Acquisitions, net of cash acquired........................        --       (3,861)   (20,000)
  Capital expenditures by continuing operations.............   (25,968)     (22,469)   (19,883)
  Proceeds from sale of property, plant and equipment.......     2,533        9,147         --
  Capital expenditures by discontinued operations...........        --         (982)   (10,623)
                                                              --------    ---------    -------
          Net cash used in investing activities.............   (23,435)     (18,165)   (50,506)
                                                              --------    ---------    -------
Cash flows provided by (used in) financing activities:
  Equity proceeds...........................................        --           66         42
  Proceeds from issuance of long-term obligations...........        --           --     25,000
  Repayment of long-term obligations........................    (2,030)    (200,255)    (7,261)
  Borrowing (repayment) on revolver.........................        --           --     (9,000)
  Repurchase of stock of Holding............................        --           --       (230)
  Cash proceeds from sale of the Wire Harness Segment, net
     of selling expenses....................................        --      209,298         --
  Financing fees and other..................................    (2,459)        (699)    (2,095)
                                                              --------    ---------    -------
          Net cash from financing activities................    (4,489)       8,410      6,456
                                                              --------    ---------    -------
Effect of exchange rate changes on cash and cash
  equivalents...............................................      (233)         (36)        --
                                                              --------    ---------    -------
          Net change in cash and cash equivalents...........   (24,227)      24,819      7,425
Cash and cash equivalents at beginning of the period........    32,244        7,425         --
                                                              --------    ---------    -------
Cash and cash equivalents at end of the period..............  $  8,017    $  32,244    $ 7,425
                                                              ========    =========    =======

        See accompanying notes to the consolidated financial statements

                         INTERNATIONAL WIRE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                       (IN THOUSANDS, EXCEPT SHARE DATA)

1. COMPANY BACKGROUND, ACQUISITIONS AND DIVESTITURES

     International Wire Group, Inc. (the "Company"), a Delaware corporation, through its subsidiaries, is a leading designer and manufacturer of wire products, including bare and tin-plated copper wire and insulated wire. The Company's products include a broad spectrum of copper wire configurations and gauges with a variety of electrical and conductive characteristics and are utilized by a wide variety of customers primarily in the appliance, automotive, electronics and data communications and general industrial/energy industries. The Company manufactures and distributes its products at 23 facilities located in the United States, Italy, the Philippines and France.

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

     In December 1999, the Company acquired the business of a group of three French wire and cable manufacturers (collectively, the "Forissier Group"). Two of the companies manufacture and market specialty braids, rope and cable products and the third company manufactures and markets insulated wire products. The total consideration paid in connection with these acquisitions, including fees and expenses, was $23,861. This acquisition was accounted for using the purchase method of accounting whereby the total acquisition cost has been allocated to the consolidated assets and liabilities based upon their estimated respective fair values.

     In March 2000, the Company consummated the sale of its Wire Harness Segment to Viasystems International, Inc. ("Viasystems") for $210,798 in cash (the "Wire Harness Sale"). In connection therewith, the Company entered into an agreement to supply Viasystems' wire harness business with substantially all of their insulated wire requirements through 2003, which is a continuation of existing practice. See Note 6 for further discussion of the Wire Harness Sale.

     In August 2001, the Company furthered its international expansion with the purchase of a manufacturing facility in Durango, Mexico. Management believes that this new facility, approximately 600 miles south of the U.S./Mexican border, will allow the Company to expand its relationships with existing global customers in North America and seek new opportunities in Central and South America. Production at this new facility is expected to begin in mid 2002.

2. SIGNIFICANT ACCOUNTING POLICIES

  PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

                         INTERNATIONAL WIRE GROUP, INC.

  REVENUE RECOGNITION

     Sales and related cost of goods sold are included in income when goods are shipped to customers in accordance with the delivery terms.

  INVENTORIES

     Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out ("LIFO") method.

  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost. Depreciation is calculated using the straight-line method. The average estimated lives utilized in calculating depreciation are as follows: building -- 25 to 40 years; building improvements -- 15 years; machinery and equipment -- 3 to 11 years; and furniture and fixtures -- 5 years. Leasehold improvements are amortized over the shorter of the term of the respective lease or the life of the respective improvement. The cost and related accumulated depreciation of assets sold, retired or otherwise disposed of are removed from the respective accounts, and any resulting gains or losses are included in the statement of operations.

  INTANGIBLE ASSETS

     Intangible assets consist principally of goodwill arising from the excess of cost over the value of net assets acquired which was amortized using the straight-line method over a range of twenty to forty years. Accumulated amortization aggregated $40,950, $33,991 at December 31, 2001 and 2000, respectively.

     Beginning on January 1, 2002, the Company will adopt Statement of Financial Accounting Standards ("SFAS") No. 142, "Intangible Assets" as defined herein. In accordance with SFAS 142, the Company will identify intangible assets with finite lives and will continue to amortize these assets over their defined lives. Intangible assets with indefinite lives, such as goodwill, will no longer be amortized.

  IMPAIRMENT OF LONG-LIVED ASSETS

     The Company has periodically assessed the recoverability of long-lived assets (including intangible assets) based on its current and anticipated future undiscounted cash flows. In addition, the Company's policy for the recognition and measurement of any impairment of long-lived assets has been to assess the current and anticipated future cash flows associated with the impaired asset. An impairment occurs when the cash flows (excluding interest) do not exceed the carrying amount of the asset. The amount of the impairment loss is the difference between the carrying amount of the asset and its estimated fair value.

     Beginning on January 1, 2002, the Company will adopt SFAS No. 144, "Accounting for the Impairment of Disposal of Long-lived Assets" as described herein. In accordance with SFAS 144, goodwill will no longer be allocated to long-lived assets to be tested for impairment, and a probability-weighted cash flow estimation approach will be used when situations occur in which alternative courses of action to recover the carrying amount of long-lived assets are under consideration or a range is estimated for the amount of possible future cash flows.

  DEFERRED FINANCING COSTS

     Deferred financing costs, consisting of fees and other expenses associated with debt financing are amortized over the term of the related debt using the straight-line method, which approximates the effective interest method. The Company incurred additional deferred financing costs of $2,459 in 2001 in connection

                         INTERNATIONAL WIRE GROUP, INC.

with the execution of the Second Amended and Restated Credit Agreement (the "Credit Agreement"). Accumulated amortization aggregated $16,848 and $15,501 at December 31, 2001 and 2000, respectively.

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

  FOREIGN CURRENCY TRANSLATION

     The Company has operations in the Philippines, Italy and France and will begin operations in Mexico in 2002. Local currencies are the functional currency for all of the Company's foreign subsidiaries located in France and Italy. Accordingly, assets and liabilities of these foreign subsidiaries are translated at the rates of exchange in effect at the balance sheet date. Income and expense items of these subsidiaries are translated at average monthly rates of exchange. The resultant translation gains and losses are reported in other comprehensive income/loss.

     The U.S. Dollar is the functional currency for the operations in the Philippines and is expected to be the functional currency for the operations in Mexico. All gains and losses from remeasurement and transactions are determined using a combination of current and historical rates and are included in net income.

     Exchange gains and losses arising from transactions in currencies other than the functional currency of the subsidiary involved are included in income. To date, the effect of such amounts on net income has not been material.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments, excluding the Senior Notes (as hereinafter defined) are carried at amounts that approximate fair value. The Company has estimated the fair market value of the Senior Notes using current market data. The fair market value of the Senior Notes was approximately $250,500 and $293,250 at December 31, 2001 and 2000, respectively.

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

  STATEMENT OF CASH FLOWS

     For purposes of the consolidated statement of cash flows, the Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. Interest paid for the

                         INTERNATIONAL WIRE GROUP, INC.

years ended December 31, 2001, 2000 and 1999, was $37,106, $41,654 and $49,480,
respectively. Net taxes paid (refunded) for the years ended December 31, 2001, 2000 and 1999 were ($3,816), $12,340 and ($6), respectively.

     In fiscal 2001, 2000 and 1999, the Company recorded capital lease obligations of $2,274, $873 and $320, respectively, for property, plant and equipment.

  SIGNIFICANT CUSTOMER

     For the years ended December 31, 2001, 2000 and 1999, the Company had sales to one customer that exceeded 10% of consolidated net sales from continuing operations. Sales to this customer represented 12%, 13% and 15% of net sales for each year, respectively.

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

     SFAS No. 141 which supercedes Accounting Principles Board Opinion ("APB") No. 16, "Business Combinations." The most significant changes made by SFAS No. 141 are: (1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) establishing specific criteria for the recognition of intangible assets separately from goodwill, and
(3) requiring unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized).

     SFAS No. 142 which supercedes APB No. 17, "Intangible Assets." SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition (i.e., the post-acquisition accounting). The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. The most significant changes made by SFAS No. 142 are: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and Assets to be Disposed of" and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary,

                         INTERNATIONAL WIRE GROUP, INC.

Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001. The most significant changes made by SFAS No. 144 are: (1) removes goodwill from its scope and, therefore, eliminates the requirements of SFAS No. 121 to allocate goodwill to long-lived assets to be tested for impairment, and (2) describes a probability-weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of long-lived assets are under consideration or a range is estimated for the amount of possible future cash flows.

     The Company has not yet determined the effect SFAS No.'s 141, 142 and 144 will have on its consolidated financial position or results of operations.

3. INVENTORIES

     The composition of inventories is as follows:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
Raw materials...............................................  $12,814   $28,402
Work-in process.............................................   18,667    26,414
Finished goods..............................................   26,720    28,711
                                                              -------   -------
       Total inventories....................................  $58,201   $83,527
                                                              =======   =======

     In connection with the decline in the average price of copper during 2001, the Company recorded a pre-tax, non-cash inventory valuation charge of $10,000 to reduce the LIFO valuation of copper in inventory. With the inventory valuation adjustment, the current cost of inventories at December 31, 2001 and 2000 approximated the carrying cost.

4. PROPERTY, PLANT AND EQUIPMENT

     The composition of property, plant and equipment is as follows:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
Land........................................................  $   4,382   $   3,400
Buildings and improvements..................................     57,746      50,423
Machinery and equipment.....................................    245,472     231,988
Construction in progress....................................      5,192       3,332
                                                              ---------   ---------
                                                                312,792     289,143
Less: accumulated depreciation..............................   (174,008)   (140,729)
                                                              ---------   ---------
                                                              $ 138,784   $ 148,414
                                                              =========   =========

5. FINANCING COSTS

     In 2001, the Company recorded deferred financing costs of $2,459 related to the December 2001 execution of the Credit Agreement (See Note 7). In 2000, the Company recorded additional deferred financing costs of $699 related to the December 1999 amendment to the Company's credit agreement in place at the time. In March 2000, the Company repaid a substantial portion of the outstanding balance of the credit

                         INTERNATIONAL WIRE GROUP, INC.

agreement then in place with the proceeds received from the Wire Harness Sale (See Note 6 for further discussion of the Wire Harness Sale). Accordingly, the Company recorded an extraordinary loss of $2,747, net of income tax benefit, related to the write-off of deferred financing fees.

6. RELATED PARTY TRANSACTIONS AND DISCONTINUED OPERATIONS

     On March 29, 2000, the Company consummated the sale of its Wire Harness Segment to Viasystems for $210,798 in cash. The Company and Viasystems are commonly controlled by affiliates of Hicks, Muse. As such, the Company has accounted for the Wire Harness Sale on a basis consistent with the accounting for a transfer of assets between commonly owned entities. The Company has recorded an addition to contributed capital related to the transaction of $121,713, which represents the excess of the proceeds over the net book value of the assets disposed plus the related expenses of $1,500, and estimated taxes of $7,000. The results of operations of the Wire Harness Segment have been reclassified to discontinued operations for all periods presented.

     The purchase price was determined by senior management of both companies. In addition, each of the boards of directors received opinions from nationally recognized financial advisors that the purchase price was fair, from a financial point of view, to each of the respective parties.

     In connection with the Wire Harness Sale, the Company entered into an agreement to supply Viasystems' wire harness business with substantially all of their insulated wire requirements through 2003, which is a continuation of existing practice. For the years ended December 31, 2001, 2000 and 1999, the Company had sales to Viasystems' wire harness business of $34,467, $30,401 and $29,021, respectively. The Company had outstanding accounts receivable from Viasystems related to those sales of $12,017 and $3,830 at December 31, 2001 and 2000.

     Additionally, the Company agreed to indemnify Viasystems for certain claims and litigation including any current or future claims related to the case titled Whirlpool Corporation v. Wirekraft Industries, Inc. ("Whirlpool Case"), any current or future liabilities associated with the Internal Revenue Service ("IRS") examination of the U.S. income tax return of Kirtland Indiana, Limited Partnership for the tax period ended December 21, 1992 (the "IRS Examination"), and certain product liability claims, as described in the purchase agreement (the "Wire Harness Product Liability Claims").

     During the third quarter of 2000, the Company and Viasystems reached a settlement in the Whirlpool Case and agreed to pay the plaintiff $3,650. The Company recognized a charge to income (loss) from discontinued operations of $2,081, net of income $1,569 tax benefit, as a result of this settlement. During the fourth quarter of 2000, the Company and Viasystems reached a settlement with the IRS related to the IRS Examination and agreed to pay $2,026, which had been provided for in a prior year. In the fourth quarter of 2000, the Company recognized a charge to income (loss) from discontinued operations of $1,710, net of $1,290 income tax benefit, as a result of its indemnification obligation related to the Wire Harness Product Liability Claims. During 2001, the Company recorded a net charge to income (loss) from discontinued operations of $2,850, net of $2,150 tax benefit, related to the Wire Harness Product Liability Claims, as described in Note 13. As of December 31, 2001 and 2000, the reserve for the Company's indemnification liability related to the Wire Harness Product Liability Claims was $9,049 and $5,069, respectively. The Company believes that final resolution of the remaining matters will not have a material adverse effect on the Company and that adequate amounts of reserves have been established.

     For the period ended March 29, 2000 and the year ended December 31, 1999, the Wire Harness Segment reported net sales of $50,005 and $191,046, respectively. A portion of the Company's interest expense has been allocated to discontinued operations based upon the intercompany debt balances attributable to the Wire Harness Segment. The interest expense allocated to discontinued operations for the period ended March 29, 2000 and the year ended December 31, 1999 was $5 and $5,884, respectively.

                         INTERNATIONAL WIRE GROUP, INC.

     In connection with the Acquisitions and the related financing, the Company entered into a Monitoring and Oversight Agreement ("Agreement") with Hicks, Muse & Co. Partners, L.P. ("Hicks Muse Partners"), an affiliate of the Company. The Agreement provides that the Company shall pay Hicks Muse Partners an annual fee of $500, for ten years for monitoring and oversight services adjusted annually at the end of each fiscal year to an amount equal to 0.1% of the consolidated net sales of the Company, but in no event less than $500 annually. The expense related to the Agreement totaled $500, $639 and $635 for 2001, 2000 and 1999, respectively.

     In July 2001, James N. Mills resigned as Chief Executive Officer of Holding and the Company and remained on the board of directors through February 2002. In August 2001, the Company sold certain corporate assets to Mr. Mills for $1,150. Prior to the sale of the assets, the Company obtained an independent appraisal of the assets which supported the sales price. The assets had a carrying value of $1,001 and the Company recorded a gain on the sale of property, plant and equipment in the amount of $149 related to the transaction.

7. LONG-TERM OBLIGATIONS

     The composition of long-term obligations at December 31, 2001 and 2000 is as follows:

                                                                2001       2000
                                                              --------   --------
Second Amended and Restated Credit Agreement:
  Revolving credit facility.................................  $     --   $     --
  Term facility.............................................        --      2,273
Senior Subordinated Notes...................................   150,000    150,000
Series B Senior Subordinated Notes..........................   150,000    150,000
Series B Senior Subordinated Notes Premium..................     6,912      8,523
Industrial revenue bonds....................................    15,500     15,500
Other.......................................................     9,380      9,137
                                                              --------   --------
                                                               331,792    335,433
Less, current maturities....................................     3,049      4,312
                                                              --------   --------
                                                              $328,743   $331,121
                                                              ========   ========

     The schedule of principal payments (excluding unamortized premium) for long-term obligations at December 31, 2001 is as follows:

2002........................................................   $  1,377
2003........................................................      1,274
2004........................................................        336
2005........................................................    314,136
2006........................................................        187
Thereafter..................................................      7,570
                                                               --------
       Total................................................   $324,880
                                                               ========

  SECOND AMENDED AND RESTATED CREDIT AGREEMENT

     On December 20, 2001, the Company entered into the Second Amended and Restated Credit Agreement (the "Credit Agreement") with certain financial institutions that replaced the Company's Amended and Restated Credit Agreement. In connection with the Credit Agreement, the Company paid $1,420 to satisfy its

                         INTERNATIONAL WIRE GROUP, INC.

outstanding term balance on the prior credit agreement and incurred $2,459 in financing costs. All outstanding letters of credit from the prior credit agreement were incorporated into the Credit Agreement. Borrowings under the Credit Agreement are collateralized by first priority mortgages and liens on all domestic assets of the Company. In addition, borrowings under the Credit Agreement are guaranteed by Holding.

     The Credit Agreement consists of a $70,000 revolving credit facility, subject to certain borrowing base requirements, that will mature on January 15, 2005. The Credit Agreement provides that a portion of the Credit Agreement, not in excess of $35,000, is available for the issuance of letters of credit. At December 31, 2001, the Company had no borrowings outstanding under the Credit Agreement and $26,316 in outstanding letters of credit.

     The Company's obligations under the Credit Agreement under the Revolver bear interest, at the option of the Company, at a rate per annum equal to (a) the Alternate Base Rate (as defined in the Credit Agreement) plus 2.25% or (b) the Eurodollar Rate (as defined in the Credit Agreement) plus 3.25%. The Alternate Base Rate and Eurodollar Rate margins are established quarterly based on a formula as defined in the Credit Agreement. Interest payment dates vary depending on the interest rate option to which the Credit Agreement is tied, but generally interest is payable quarterly. The Credit Agreement contains several financial covenants which, among other things, require the Company to maintain certain financial ratios and restrict the Company's ability to incur indebtedness, make capital expenditures and pay dividends. There was no outstanding borrowing under the credit agreement at December 31, 2001. The weighted average interest rate on outstanding borrowings under the Company's Amended and Restated Credit Agreement was 7.44% at December 31, 2000.

  SENIOR SUBORDINATED NOTES AND SERIES B SENIOR SUBORDINATED NOTES

     The Senior Subordinated Notes issued in connection with the Acquisitions and the Series B Notes issued in connection with the refinancing of the Company's credit facility in 1997 (collectively, the "Senior Notes") were issued under similar indentures (the "Indentures") dated June 12, 1995 and June 17, 1997, respectively. The Senior Notes represent unsecured general obligations of the Company and are subordinated to all Senior Debt (as defined in the Indentures) of the Company.

     The Senior Notes are fully and unconditionally (as well as jointly and severally) guaranteed on an unsecured, senior subordinated basis by each subsidiary of the Company (the "Guarantor Subsidiaries") other than IWG-Philippines, Inc., IWG International, Inc., Italtrecce-Societa Italiana Trecce & Affini S.r.l., International Wire SAS, International Wire Group SAS, Tresse Metallique J. Forissier, S.A., Cablerie E. Charbonnet, S.A., IWG Services Co., S de RC de CV, IWG Durango, S de RL de CV (the "Non-Guarantor Subsidiaries"). Each of the Guarantor Subsidiaries and Non-Guarantor Subsidiaries is wholly owned by the Company.

     The Senior Notes mature on June 1, 2005. Interest on the Senior Notes is payable semi-annually on each June 1 and December 1. The Senior Notes bear interest at the rate of 11.75% per annum. The Senior Notes are redeemable, at the Company's option, at the redemption price of 103.9% at December 31, 2001. The redemption price decreases gradually to 100% at June 1, 2003, and thereafter, with accrued interest.

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

                         INTERNATIONAL WIRE GROUP, INC.

  INDUSTRIAL REVENUE BONDS

     In connection with a previous acquisition, the Company assumed debt related to two Industrial Revenue Bonds (the "IRB's") totaling $15,500. The IRB's are due in August, 2005 and March 2016 in the amounts of $9,000 and $6,500, respectively. The IRB's bear interest at a rate per annum which is tied to the Tax Exempt Money Market Index which resulted in an effective rate of 1.5% and 4.39% at December 31, 2001 and 2000, respectively. Rates change weekly and interest is paid monthly. The IRB's are collateralized by letters of credit totaling $15,681.

8. INCOME TAXES

     The Company accounts for income taxes in accordance with the provisions of SFAS No. 109. The provision (benefit) for income taxes is as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                            2001      2000      1999
                                                          --------   -------   ------
Current:
  Federal...............................................  $ (3,124)  $ 6,337   $1,346
  State.................................................       392     1,158      437
  Foreign...............................................        30       864      194
                                                          --------   -------   ------
                                                            (2,702)    8,359    1,977
                                                          --------   -------   ------
Deferred:
  Federal...............................................   (13,198)     (478)   2,121
  State.................................................    (2,954)      (80)     515
  Foreign...............................................       (41)       (2)      --
                                                          --------   -------   ------
                                                           (16,193)     (560)   2,636
                                                          --------   -------   ------
     Income tax provision (benefit) for continuing
       operations.......................................   (18,895)    7,799    4,613
                                                          --------   -------   ------
Tax expense (benefit) on discontinued operations........    (2,150)   (1,261)   4,355
Tax benefit on change in accounting principle...........        --        --     (592)
Tax benefit on extraordinary item.......................        --    (2,073)      --
                                                          --------   -------   ------
       Total provision (benefit)........................  $(21,045)  $ 4,465   $8,376
                                                          ========   =======   ======

     The components of income from continuing operations before income taxes, cumulative effect of change in accounting principle and extraordinary item were as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                           2001      2000      1999
                                                         --------   -------   -------
Domestic...............................................  $(37,844)  $ 9,280   $11,000
Foreign................................................     4,295     8,153     1,173
                                                         --------   -------   -------
Income (loss) from continuing operations before income
  taxes provision (benefit), cumulative effect of
  change in accounting principle and extraordinary
  item.................................................  $(33,549)  $17,433   $12,173
                                                         ========   =======   =======

                         INTERNATIONAL WIRE GROUP, INC.

     Reconciliation between the statutory income tax rate and effective tax rate is summarized below:

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                                2001      2000      1999
                                                              --------   -------   ------
U.S. Federal statutory rate at 35%..........................  $(11,742)  $ 6,102   $4,261
State taxes, net of federal effect..........................    (1,665)      701      619
Foreign taxes...............................................    (1,001)   (1,992)    (218)
Nondeductible expenses......................................        52       412      142
Nondeductible amortization of intangibles...................     1,407     1,268    1,220
Nondeductible compensation expense (income).................    (3,638)       28     (540)
Other.......................................................    (2,308)    1,280     (871)
                                                              --------   -------   ------
                                                              $(18,895)  $ 7,799   $4,613
                                                              ========   =======   ======

     The tax effects of significant temporary differences representing deferred tax assets and liabilities are as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               2001      2000      1999
                                                              -------   -------   -------
Deferred tax assets:
  Accounts receivable reserves..............................  $ 1,518   $   862   $ 1,110
  Inventories...............................................    5,419     5,742     5,872
  Accrued liabilities not yet deductible....................    8,291     8,849       194
  Net operating loss carryforward...........................   17,786        --     6,402
  AMT credit carryforward...................................    2,936     5,286     1,858
  Postretirement benefits...................................    2,562     2,638     2,690
  Capital loss..............................................       --     3,213        --
  Other.....................................................      315       315       215
                                                              -------   -------   -------
                                                               38,827    26,905    18,341
  Valuation allowance.......................................       --    (3,213)       --
                                                              -------   -------   -------
                                                               38,827    23,692    18,341
Deferred tax liabilities:
  Depreciation and amortization.............................   12,401    15,609    24,677
                                                              -------   -------   -------
     Net deferred tax asset (liability).....................  $26,426   $ 8,083   $(6,336)
                                                              =======   =======   =======

     The Company's net operating loss expires in periods ranging from the year 2010 through the year 2021. The Company has no present intention of remitting undistributed earnings of its foreign subsidiaries and, accordingly, no deferred tax liability has been established relative to these earnings.

     In connection with the Wire Harness Sale, the Company agreed to indemnify Viasystems for any current or future liabilities associated with the IRS Examination. During the fourth quarter of 2000, the Company and Viasystems reached a settlement with the IRS related to the IRS Examination and agreed to pay $2,026 (see Note 6 for further discussion of the Wire Harness Sale).

9. IMPAIRMENT, UNUSUAL AND PLANT CLOSING CHARGES

     During the first quarter of 2001, the Company announced its plan for a realignment of its insulated wire production and initiated the closure of three of its manufacturing facilities located in Alabama and Indiana.

                         INTERNATIONAL WIRE GROUP, INC.

During the second quarter of 2001, the Company announced the closures of two additional facilities, the third and final Alabama facility and a second plant in Indiana. In the third quarter of 2001, the Company announced the consolidation of certain selling, general and administrative functions as well as a corporate reorganization. In the fourth quarter of 2001, the Company announced its plan for a realignment and consolidation of its bare wire production and initiated the closure of two facilities located in Arkansas. In addition, the Company announced other administrative reorganizations in the fourth quarter. The Company completed the closure of six of the facilities by the end of 2001, with one facility in Alabama expected to remain open through mid 2002. The production capacity from the closed locations was primarily transferred and consolidated into the Company's existing manufacturing facilities in Indiana, Texas and New York, which were expanded, as necessary, to accommodate the production transfer. In addition to the plant consolidations announced during the year, the Company purchased an existing plant site for a "greenfield" insulated wire operation in Mexico. This plant is located in Durango, Mexico, which is approximately 600 miles south of the U.S./Mexican border. The startup of this Mexican facility began in the third quarter of 2001, and the Company anticipates that the plant will begin production by mid 2002.

     As a result of these actions, 204 employees have been terminated and the Company anticipates an additional 38 will be terminated upon completion of the restructuring plan, all of whom have been notified by the Company. The one-time unusual charges from plant closures, selling, general and administrative headcount reductions and the corporate reorganization that was charged to impairment, unusual and plant closing costs for the year ended December 31, 2001 were $7,387. In 2000, the Company recorded a one-time unusual charge of $650 for severance costs related to the relocation of certain administrative functions.

     A summary of activity related to plant closings is as follows:

                                                             CURRENT PERIOD ACTIVITY
                                          BALANCE AT    ---------------------------------    BALANCE AT
                                         DECEMBER 31,               INSULATED   BARE WIRE   DECEMBER 31,
                                             2000       CORPORATE   PRODUCTS    PRODUCTS        2001
                                         ------------   ---------   ---------   ---------   ------------
Balance, beginning of period...........      $ --        $   626     $    --     $   --       $   626
Charges to operations:
  Facility shut-down costs.............        --            396       1,506      1,579         3,481
  Personnel and severance costs........       650          2,104       1,581        221         3,906
                                             ----        -------     -------     ------       -------
                                              650          2,500       3,087      1,800         7,387
                                             ----        -------     -------     ------       -------
Cash payments:
  Facility shut-down costs.............        --            (36)       (766)      (268)       (1,070)
  Personnel and severance costs........       (24)        (1,170)     (1,081)      (164)       (2,415)
                                             ----        -------     -------     ------       -------
                                              (24)        (1,206)     (1,847)      (432)       (3,485)
                                             ----        -------     -------     ------       -------
Balance, end of period.................      $626        $ 1,920     $ 1,240     $1,368       $ 4,528
                                             ====        =======     =======     ======       =======

     In addition to the accruals for plant closings the Company incurred additional one-time unusual costs incremental to its on-going operations of $5,758 related to plant consolidations that was included in cost of goods sold for year ended December 31, 2001. These costs include inefficiencies incurred during the transition of production capacity and other incremental costs related to the transferred production lines.

     In connection with the plant consolidations in 2001, the Company performed an analysis of the closed facilities and the machinery and equipment that was not moved and consolidated into existing facilities. Based on the results of this analysis, the Company recorded a non-cash impairment loss of $5,468 which represented the difference between management's estimate of the fair market value of the remaining facilities and equipment and the carrying value of those assets.

                         INTERNATIONAL WIRE GROUP, INC.

10. RETIREMENT BENEFITS AND STOCK OPTION PLANS

     The Company sponsors a number of defined contribution retirement plans, which provide retirement benefits for eligible employees. Company contribution expense related to these retirement plans for the years ended December 31, 2001, 2000 and 1999 amounted to approximately $1,449, $3,039 and $3,576, respectively.

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

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                            2001      2000     1999
                                                          --------   ------   -------
As reported.............................................  $(17,504)  $6,730   $13,106
Pro forma...............................................  $(17,743)  $6,489   $12,918

     The minimum value of each option grant is estimated on the date of grant with the following assumptions: (i) risk-free interest rates of 6.4% and 6.0% in 2000 and 1999, respectively; and (ii) expected life of 10 years. There were no options granted during the year ended December 31, 2001.

     The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. Additional awards in future years are anticipated.

                         INTERNATIONAL WIRE GROUP, INC.

     Changes in the status of the Option Plan are summarized below:

                                                        WEIGHTED AVERAGE
                                                         EXERCISE PRICE     OPTIONS      OPTIONS
                                                           PER SHARE        GRANTED      VESTED
                                                        ----------------   ----------   ---------
December 31, 1998.....................................       $1.14          4,396,452   1,921,452
  Granted.............................................       $2.24            400,000          --
  Vested..............................................       $1.11                 --     755,000
  Exercised...........................................       $1.40            (30,000)    (30,000)
  Forfeitures.........................................       $1.33           (570,000)   (140,000)
                                                                           ----------   ---------
December 31, 1999.....................................       $1.22          4,196,452   2,506,452
  Granted.............................................       $2.24            420,000          --
  Vested..............................................       $1.22                 --     809,584
  Exercised...........................................       $1.00            (66,250)    (66,250)
  Forfeitures.........................................       $1.67           (365,689)     (5,273)
                                                                           ----------   ---------
December 31, 2000.....................................       $1.29          4,184,513   3,244,513
  Granted.............................................          --                 --          --
  Vested..............................................       $1.33                 --     264,000
  Forfeitures.........................................       $1.67         (1,035,274)   (590,274)
                                                                           ----------   ---------
December 31, 2001.....................................       $1.16          3,149,239   2,918,239
                                                                           ==========   =========

     The weighted average grant-date fair value of options granted during 2000 and 1999 was $1.20 and $1.26, respectively. There were no options granted during 2001. Of the 3,149,239 options outstanding under the Option Plan at December 31, 2001, 2,530,000 have an exercise price at $1.00 per share, 170,000 at $1.40 per share, 34,239 at $1.63 per share, 200,000 at $1.81 per share and 215,000 at
$2.24 per share and have remaining contractual lives of between 4 and 9 years. The weighted average exercise price of options vested at December 31, 2001 is $1.10 per share.

     Changes in the status of the Performance Options are summarized below:

                                                    WEIGHTED AVERAGE
                                                     EXERCISE PRICE     OPTIONS    OPTIONS
                                                       PER SHARE        GRANTED    VESTED
                                                    ----------------   ---------   -------
December 31, 1998.................................       $1.26         3,852,516      --
  Reissued........................................       $1.26           350,228      --
                                                                       ---------    ----
December 31, 1999.................................       $1.38         4,202,744      --
                                                                       =========    ====
  Granted.........................................       $  --                --      --
                                                                       ---------    ----
December 31, 2000.................................       $1.50         4,202,744      --
                                                                       =========    ====
  Granted.........................................       $  --                --      --
                                                                       ---------    ----
December 31, 2001.................................       $1.64         4,202,744      --
                                                                       =========    ====

     Of the Performance Options outstanding at December 31, 2001, 2,966,178 and 1,236,566 have exercise prices of $1.68 and $1.54 respectively, and have weighted average remaining contractual lives of between 4 and 5 years. Certain performance options were forfeited in 1998 and were reissued to certain officers of the Company in 1999.

                         INTERNATIONAL WIRE GROUP, INC.

     In addition to the options granted to officers and key employees through the Option Plan, the Company also granted options to purchase 300,000 shares of Holding Common Stock at $1.00 per share to directors of the Company. These options were issued and vested in 1995.

     Holding Class A common stock may be converted into shares of Holding common stock (i) at the option of any holder thereof at any time, (ii) at the option of Holding upon the occurrence of a Triggering Event (as defined), and (iii) mandatorily at March 31, 2005. Each share of Holding's Class A common stock is convertible into a fraction of a share of Holding common stock based on a formula set forth in the Company's Certificate of Incorporation. During the years ended December 31, 2001, 2000 and 1999, the Company recorded non-cash compensation expense (income) of ($10,393), $80 and ($1,542), respectively, which reflects the difference between the cost of the Class A common stock and the value as converted Holding Common Stock at those dates.

11. COMMITMENTS AND CONTINGENCIES

     The Company leases certain property, transportation vehicles and other equipment. Total rental expense under operating leases was $5,012, $5,861 and $5,488 for the years ended December 31, 2001, 2000 and 1999, respectively. Future minimum lease payments under capital and operating leases for the years ended December 31 are:

                                                              CAPITAL   OPERATING
                                                              -------   ---------
2002........................................................  $1,569     $2,885
2003........................................................   1,418      2,065
2004........................................................     415      1,652
2005........................................................     201        932
2006........................................................     210        640
Thereafter..................................................     988        321
                                                              ------     ------
  Total minimum lease payments..............................   4,801     $8,495
                                                                         ======
  Less amount representing interest.........................    (473)
                                                              ------
  Present value of net minimum lease payments...............  $4,328
                                                              ======

     The Company is subject to legal proceedings and claims that arise in the normal course of business. In the opinion of management, the ultimate liabilities with respect to these actions will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

12. BUSINESS SEGMENT INFORMATION

     The Company conducts its operations through one business segment.

     The following is sales and long-lived asset information by geographic area as of and for the years ended December 31:

                                                      SALES                 LONG-LIVED ASSETS
                                          ------------------------------   -------------------
                                            2001       2000       1999       2001       2000
                                          --------   --------   --------   --------   --------
United States...........................  $367,211   $498,850   $460,904   $318,040   $325,117
Foreign.................................    57,919     65,400     20,761     37,078     34,344
                                          --------   --------   --------   --------   --------
                                          $425,130   $564,250   $481,665   $355,118   $359,461
                                          ========   ========   ========   ========   ========

                         INTERNATIONAL WIRE GROUP, INC.

     Foreign sales are based on the country in which the legal subsidiary is domiciled. Sales from no single foreign country were material to the consolidated sales of the Company.

13. LITIGATION

     The Company is a party to various legal proceedings and administrative actions, all of which are of an ordinary or routine nature incidental to the operations of the Company. The Company does not believe that such proceedings and actions would materially affect the Company.

     During 2001, the Company reached settlements with various claimants, including certain claims related to product liability claims of the Company's former Wire Harness Segment. See Note 6 for a further discussion of these claims.

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

                         INTERNATIONAL WIRE GROUP, INC.

                          CONSOLIDATING BALANCE SHEET

                                                           AS OF DECEMBER 31, 2001
                                        --------------------------------------------------------------
                                                                 TOTAL
                                                     TOTAL       NON-
                                        COMPANY    GUARANTOR   GUARANTOR   ELIMINATIONS   CONSOLIDATED
                                        --------   ---------   ---------   ------------   ------------
                                                ASSETS
Cash..................................  $     --   $  5,306     $ 2,711     $      --       $  8,017
Accounts receivable...................        --     49,843      12,657            --         62,500
Inventories...........................        --     48,722       9,479            --         58,201
Other current assets..................        --     27,468         639            --         28,107
                                        --------   --------     -------     ---------       --------
       Total current assets...........        --    131,339      25,486            --        156,825
Property, plant and equipment, net....        --    113,706      25,078            --        138,784
Investment in subsidiaries............   442,414         --          --      (442,414)            --
Intangible and other assets...........    30,479    173,855      12,000            --        216,334
                                        --------   --------     -------     ---------       --------
       Total assets...................  $472,893   $418,900     $62,564     $(442,414)      $511,943
                                        ========   ========     =======     =========       ========

                            LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities...................  $  4,539   $ 62,292     $ 5,454     $      --       $ 72,285
Long term obligations, less current
  maturities..........................   310,285     18,458          --            --        328,743
Other long-term liabilities...........        --     32,264       1,070            --         33,334
Intercompany (receivable) payable.....     9,231    (57,784)     48,553            --             --
                                        --------   --------     -------     ---------       --------
       Total liabilities..............   324,055     55,230      55,077            --        434,362
Stockholder's equity (deficit):
  Common stock........................         0          0           0             0              0
  Contributed capital.................   236,331    308,993          --      (308,993)       236,331
  Carryover of predecessor basis......        --    (67,762)         --            --        (67,762)
  Retained earnings (accumulated
     deficit).........................   (87,493)   122,439      10,982      (133,421)       (87,493)
  Other comprehensive loss............        --         --      (3,495)           --         (3,495)
                                        --------   --------     -------     ---------       --------
       Total stockholder's equity
          (deficit)...................   148,838    363,670       7,487      (442,414)        77,581
                                        --------   --------     -------     ---------       --------
       Total liabilities and
          stockholder's equity
          (deficit)...................  $472,893   $418,900     $62,564     $(442,414)      $511,943
                                        ========   ========     =======     =========       ========

                         INTERNATIONAL WIRE GROUP, INC.

                     CONSOLIDATING STATEMENT OF OPERATIONS

                                                     FOR THE YEAR ENDED DECEMBER 31, 2001
                                        --------------------------------------------------------------
                                                                 TOTAL
                                                     TOTAL       NON-
                                        COMPANY    GUARANTOR   GUARANTOR   ELIMINATIONS   CONSOLIDATED
                                        --------   ---------   ---------   ------------   ------------
Net sales.............................  $     --   $367,211     $57,919      $    --        $425,130
Operating expenses:
  Cost of goods sold..................        --    295,572      43,723           --         339,295
  Selling, general and administrative
     expenses, including non-cash
     compensation income of
     $(10,393)........................        --     19,259       4,238           --          23,497
  Depreciation and amortization.......       576     31,834       4,065           --          36,475
  Inventory valuation.................        --     10,000          --           --          10,000
  Gain (loss) on sale of property,
     plant and equipment..............        --        936      (1,280)          --            (344)
  Unusual item........................        --     12,855          --           --          12,855
                                        --------   --------     -------      -------        --------
Operating income (loss)...............      (576)    (3,245)      7,173           --           3,352
Other income (expense):
  Interest expense....................     1,757    (35,714)     (1,280)          --         (35,237)
  Amortization of deferred financing
     costs............................    (1,346)        --          --           --          (1,346)
  Other...............................        --         --        (318)          --            (318)
  Equity in net income (loss) of
     Subsidiaries.....................   (17,339)        --          --       17,339              --
                                        --------   --------     -------      -------        --------
Income (loss) from continuing
  operations before income tax
  provision (benefit).................   (17,504)   (38,959)      5,575       17,339         (33,549)
Income tax provision (benefit)........        --    (19,337)        442           --         (18,895)
                                        --------   --------     -------      -------        --------
Income (loss) from continuing
  operations before extraordinary
  item................................   (17,504)   (19,622)      5,133       17,339         (14,654)
Income (loss) from discontinued
  operations, net of income tax
  benefit of $1,261...................        --     (2,850)         --           --          (2,850)
                                        --------   --------     -------      -------        --------
Net income (loss).....................  $(17,504)  $(22,472)    $ 5,133      $17,339        $(17,504)
                                        ========   ========     =======      =======        ========

                         INTERNATIONAL WIRE GROUP, INC.

                     CONSOLIDATING STATEMENT OF CASH FLOWS

                                                     FOR THE YEAR ENDED DECEMBER 31, 2001
                                         -------------------------------------------------------------
                                                                 TOTAL
                                                     TOTAL       NON-
                                         COMPANY   GUARANTOR   GUARANTOR   ELIMINATIONS   CONSOLIDATED
                                         -------   ---------   ---------   ------------   ------------
Net cash from operating activities....   $   111   $ (2,614)    $ 6,433    $         --     $  3,930
Cash flows used in investing
  activities:
  Capital expenditures................        --    (18,007)     (7,961)             --      (25,968)
  Proceeds............................        --      2,533          --              --        2,533
                                         -------   --------     -------    ------------     --------
Net cash used in investing
  activities..........................        --    (15,474)     (7,961)             --      (23,435)
                                         -------   --------     -------    ------------     --------
Cash flows provided by (used in)
  financing activities:
  Repayment of long-term
     obligations......................    (2,644)       614          --              --       (2,030)
  Financing fees and other............        --     (2,459)         --              --       (2,459)
                                         -------   --------     -------    ------------     --------
Net cash from (used in) financing
  activities..........................    (2,644)    (1,845)         --              --       (4,489)
                                         -------   --------     -------    ------------     --------
Effect of exchange rate changes on
  cash and cash equivalents...........        --         --        (233)             --         (233)
                                         -------   --------     -------    ------------     --------
Net change in cash....................   $(2,533)  $(19,933)    $(1,761)   $         --     $(24,227)
                                         =======   ========     =======    ============     ========

                         INTERNATIONAL WIRE GROUP, INC.

                          CONSOLIDATING BALANCE SHEET

                                                           AS OF DECEMBER 31, 2000
                                        --------------------------------------------------------------
                                                                 TOTAL
                                                     TOTAL       NON-
                                        COMPANY    GUARANTOR   GUARANTOR   ELIMINATIONS   CONSOLIDATED
                                        --------   ---------   ---------   ------------   ------------
                                                ASSETS
Cash..................................  $     --   $ 27,772     $ 4,472     $      --       $ 32,244
Accounts receivable...................        --     66,362      15,977            --         82,339
Inventories...........................        --     73,573       9,954            --         83,527
Other current assets..................        --     26,937       1,226            --         28,163
                                        --------   --------     -------     ---------       --------
       Total current assets...........        --    194,644      31,629            --        226,273
Property, plant and equipment, net....        --    127,661      20,753            --        148,414
Investment in subsidiaries............   461,033         --          --      (461,033)            --
Intangible and other assets...........     8,357    189,099      13,591            --        211,047
                                        --------   --------     -------     ---------       --------
       Total assets...................  $469,390   $511,404     $65,973     $(461,033)      $585,734
                                        ========   ========     =======     =========       ========

                            LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities...................  $  5,942   $ 84,003     $10,183     $      --       $100,128
Long term obligations, less current
  maturities..........................   313,049     18,072          --            --        331,121
Other long-term liabilities...........        --     45,472       1,264            --         46,736
Intercompany (receivable) payable.....   (26,336)   (10,589)     36,925            --             --
                                        --------   --------     -------     ---------       --------
       Total liabilities..............   292,655    136,958      48,372            --        477,985
Stockholder's equity (deficit):
  Common stock........................         0          0           0             0              0
  Contributed capital.................   246,724    297,106      11,887      (308,993)       246,724
  Carryover of predecessor basis......        --    (67,762)         --            --        (67,762)
  Retained earnings (accumulated
     deficit).........................   (69,989)   145,102       6,938      (152,040)       (69,989)
  Other comprehensive loss............        --         --      (1,224)           --         (1,224)
                                        --------   --------     -------     ---------       --------
       Total stockholder's equity
          (deficit)...................   176,735    374,446      17,601      (461,033)       107,749
                                        --------   --------     -------     ---------       --------
       Total liabilities and
          stockholder's equity
          (deficit)...................  $469,390   $511,404     $65,973     $(461,033)      $585,734
                                        ========   ========     =======     =========       ========

                         INTERNATIONAL WIRE GROUP, INC.

                     CONSOLIDATING STATEMENT OF OPERATIONS

                                                     FOR THE YEAR ENDED DECEMBER 31, 2000
                                        --------------------------------------------------------------
                                                                 TOTAL
                                                     TOTAL       NON-
                                        COMPANY    GUARANTOR   GUARANTOR   ELIMINATIONS   CONSOLIDATED
                                        --------   ---------   ---------   ------------   ------------
Net sales.............................  $     --   $498,850     $65,400      $     --       $564,250
Operating expenses:
  Cost of goods sold..................        --    372,082      47,090            --        419,172
  Selling, general and administrative
     expenses, including non-cash
     compensation expense of $80......        80     42,642       4,401            --         47,123
  Depreciation and amortization.......       637     31,624       3,945            --         36,206
  Loss on sale of property, plant and
     equipment........................        --        543          --            --            543
  Unusual item........................        --        650          --            --            650
                                        --------   --------     -------      --------       --------
Operating income (loss)...............      (717)    51,309       9,964            --         60,556
Other income (expense):
  Interest expense....................   (38,064)    (1,050)     (1,690)           --        (40,804)
  Amortization of deferred financing
     costs............................    (2,097)        --          --            --         (2,097)
  Other...............................      (209)       108        (121)           --           (222)
  Equity in net income of
     subsidiaries.....................    47,817         --          --       (47,817)            --
                                        --------   --------     -------      --------       --------
Income from continuing operations
  before income tax provision
  (benefit) and extraordinary item....     6,730     50,367       8,153       (47,817)        17,433
Income tax provision..................        --      6,937         862            --          7,799
                                        --------   --------     -------      --------       --------
Income from continuing operations
  before extraordinary item...........     6,730     43,430       7,291       (47,817)         9,634
Income from discontinued operations,
  net of income tax benefit of
  $1,261..............................        --    (10,940)     10,783            --           (157)
                                        --------   --------     -------      --------       --------
Income before cumulative effect of
  change in accounting principle......     6,730     32,490      18,074       (47,817)         9,477
Extraordinary item, net of tax benefit
  of $2,073...........................        --     (2,747)         --            --         (2,747)
                                        --------   --------     -------      --------       --------
Net income............................  $  6,730   $ 29,743     $18,074      $(47,817)      $  6,730
                                        ========   ========     =======      ========       ========

                         INTERNATIONAL WIRE GROUP, INC.

                     CONSOLIDATING STATEMENT OF CASH FLOWS

                                                    FOR THE YEAR ENDED DECEMBER 31, 2000
                                       ---------------------------------------------------------------
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
                                       =========   ========     =======      =======       =========

                         INTERNATIONAL WIRE GROUP, INC.

                     CONSOLIDATING STATEMENT OF OPERATIONS

                                                     FOR THE YEAR ENDED DECEMBER 31, 1999
                                        --------------------------------------------------------------
                                                                 TOTAL
                                                     TOTAL       NON-
                                        COMPANY    GUARANTOR   GUARANTOR   ELIMINATIONS   CONSOLIDATED
                                        --------   ---------   ---------   ------------   ------------
Net sales............................   $     --   $460,904     $20,761      $     --       $481,665
Operating expenses:
  Cost of goods sold.................         --    331,372      15,603            --        346,975
  Selling, general and administrative
     expenses, including non-cash
     compensation income of
     $1,542..........................     (1,542)    41,494         552            --         40,504
  Depreciation and amortization......        635     31,491       3,411            --         35,537
                                        --------   --------     -------      --------       --------
Operating income (loss)..............        907     56,547       1,195            --         58,649
Other income (expense):
  Interest expense...................    (42,989)      (944)        (22)           --        (43,955)
  Amortization of deferred financing
     costs...........................     (2,521)        --          --            --         (2,521)
  Equity in net income of
     subsidiaries....................     57,709         --          --       (57,709)            --
                                        --------   --------     -------      --------       --------
Income from continuing operations
  before income tax provision
  (benefit) and cumulative effect of
  change in accounting principle.....     13,106     55,603       1,173       (57,709)        12,173
Income tax provision.................         --      4,420         193            --          4,613
                                        --------   --------     -------      --------       --------
Income (loss) from continuing
  operations before cumulative effect
  of change in accounting
  principle..........................     13,106     51,183         980       (57,709)         7,560
Income from discontinued operations,
  net of income tax of $4,355........         --        759       5,605            --          6,364
                                        --------   --------     -------      --------       --------
Income (loss) before cumulative
  effect of change in accounting
  principle..........................     13,106     51,942       6,585       (57,709)        13,924
Cumulative effect of change in
  accounting for start-up costs, net
  of tax benefit of $592.............         --       (818)         --            --           (818)
                                        --------   --------     -------      --------       --------
Net income...........................   $ 13,106   $ 51,124     $ 6,585      $(57,709)      $ 13,106
                                        ========   ========     =======      ========       ========

                         INTERNATIONAL WIRE GROUP, INC.

                     CONSOLIDATING STATEMENT OF CASH FLOWS

                                                     FOR THE YEAR ENDED DECEMBER 31, 1999
                                        --------------------------------------------------------------
                                                                 TOTAL
                                                     TOTAL       NON-
                                        COMPANY    GUARANTOR   GUARANTOR   ELIMINATIONS   CONSOLIDATED
                                        --------   ---------   ---------   ------------   ------------
Net cash from operating activities....  $ (7,772)  $ 50,195     $ 4,303      $ 4,749        $ 51,475
Cash flows used in investing
  activities:
  Acquisitions, net of cash...........        --    (20,000)         --           --         (20,000)
  Capital expenditures by continuing
     operations.......................        --    (17,652)     (2,231)          --         (19,883)
  Capital expenditures by discontinued
     operations.......................        --     (4,444)     (6,179)          --         (10,623)
                                        --------   --------     -------      -------        --------
Net cash used in investing
  activities..........................        --    (42,096)     (8,410)          --         (50,506)
                                        --------   --------     -------      -------        --------
Cash flows provided by (used in)
  financing activities:
  Equity proceeds.....................        42         --       4,749       (4,749)             42
  Repurchase of stock of Holding......      (230)        --          --           --            (230)
  Proceeds from issuance of long-term
     obligations......................    25,000         --          --           --          25,000
  Borrowing (repayment) of long-term
     obligations and revolver.........   (14,945)      (968)       (348)          --         (16,261)
  Financing fees and other............    (2,095)        --          --           --          (2,095)
                                        --------   --------     -------      -------        --------
Net cash from (used in) financing
  activities..........................     7,772       (968)      4,401       (4,749)          6,456
                                        --------   --------     -------      -------        --------
Net change in cash....................  $     --   $  7,131     $   294      $    --        $  7,425
                                        ========   ========     =======      =======        ========

                         INTERNATIONAL WIRE GROUP, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

ALLOWANCE FOR DOUBTFUL                                                     COLLECTION OF
ACCOUNTS -- DEDUCTED FROM            BALANCE AT                             PREVIOUSLY     ACQUISITIONS   BALANCE AT
ACCOUNTS RECEIVABLES IN THE          BEGINNING                              WRITTEN OFF        AND          END OF
BALANCE SHEET                        OF PERIOD    PROVISION   WRITE-OFFS     ACCOUNTS       DISPOSALS       PERIOD
---------------------------          ----------   ---------   ----------   -------------   ------------   ----------
                                                                     (IN THOUSANDS)
Year ended December 31, 1999.......    $2,633      $  679       $(608)          $--           $ 175         $2,879
Year ended December 31, 2000.......    $2,879      $  555       $(228)          $--           $(446)        $2,760
Year ended December 31, 2001.......    $2,760      $2,183       $(878)          $--           $  --         $4,065

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

NAME                             AGE                     POSITION(S)
----                             ---                     -----------
Charles W. Tate................  57    Chairman of the Board of Holding and the Company
David M. Sindelar..............  44    Chief Executive Officer, President and Director
                                       of Holding and Chief Executive Officer and
                                       Director of the Company
Jack D. Furst..................  43    Director of Holding and the Company
John A. Gavin..................  70    Director of Holding and the Company
Thomas P. Danis................  55    Director of Holding and the Company
Richard W. Vieser..............  74    Director of Holding and the Company
Joseph M. Fiamingo.............  52    Chairman and Director of Holding and the Company
Rodney D. Kent.................  54    Director of Holding and Director, President and
                                       Chief Operating Officer of the Company
Glenn J. Holler................  54    Senior Vice President and Chief Financial
                                       Officer of Holding and the Company
Donald F. DeKay................  47    Vice President -- Finance of the Company
Chrysant E. Makarushka.........  61    Vice President -- Purchasing and Logistics of
                                       the Company

     Charles W. Tate was named Chairman of the Board of Holding and the Company in February 2002. He also served as a Director of Holding and the Company since April 1995. Mr. Tate is a Partner of Hicks Muse. Before joining Hicks Muse as a Managing Director and Principal in 1991, Mr. Tate had over 19 years of experience in investment and merchant banking with Morgan Stanley & Co. Incorporated, including ten years in the mergers and acquisitions department and the last two and one-half years as a Managing Director in Morgan Stanley & Co. Incorporated's merchant banking group. Mr. Tate also serves as a director of International Outdoor Advertising Holding Company, International Seed Holdings ApS, Venezuela Cable Service Holding Ltd., Stoneville Pedigreed Seed Company, Mahendra Hybrid Seeds Limited and four companies in Mexico (Vidrio Formas, S.A. de C.V., Grupo Minsa, S.A. de C.V., Almacenadora Mercader S.A., and Fomento e Ingenieria en Comercializacion, S.A. de C.V.), Claxson Interactive Group, Hillsdown Holdings Limited and Ibero-American Media Partners II Ltd.

     David M. Sindelar has been Chief Executive Officer and President of Holding and Chief Executive Officer of the Company since July 2001 and a Director of Holding and the Company since August 2001. He also served as Senior Vice President and Chief Financial Officer of the Company and of Holding from April 1995 through July 2001. Mr. Sindelar also serves as Chief Executive Officer of Viasystems Group, Inc. and LLS Corp. In January 2002, LLS Corp. voluntarily filed petitions to reorganize under Chapter 11 of the U.S. Bankruptcy Code. Mr. Sindelar is a director of LLS Corp. Mr. Sindelar was Senior Vice President and Chief Financial Officer of Berg Electronics Corp. from March 1993 through October 1998 and of Crain Industries, Inc. and Crain Holdings Corp. from August 1995 through December 1997 and of Jackson Holding Company from February 1993 through August 1995.

     Jack D. Furst is a Director of Holding and the Company and has held such positions since April 1995. Mr. Furst is a Partner of Hicks Muse and has held such position since 1989. Mr. Furst has approximately 18 years of experience in leveraged acquisitions and private investments. At Hicks Muse, Mr. Furst is involved in all aspects of its business and has been actively involved in originating, structuring and monitoring its investments. Mr. Furst is primarily responsible for managing the relationship with Hanley Partners, formerly Mills & Partners. Prior to joining Hicks Muse, Mr. Furst was a Vice President and subsequently a Partner of Hicks & Haas Incorporated, a Dallas based private investment firm from 1987 to May 1989. From 1984 to 1986, Mr. Furst was a merger and acquisition/corporate finance specialist for The First Boston Corporation in New York. Before joining First Boston, Mr. Furst was a financial consultant at Price Waterhouse. Mr. Furst serves on the board of directors of Cooperative Computing, Inc., Globix Corporation, International Seed Holdings, Home Interiors & Gifts, Inc., Microtune, Inc., The Realm, Inc., Viasystems Group, Inc. and LLS Corp.

     John A. Gavin is a director of Holding and the Company and has held such positions since June 1995. Mr. Gavin is the founder and Chairman of the Board of Gamma Holdings, an international capital and consulting firm established in 1968. He is a member of the Latin America Strategy Board of Hicks Muse and was a Partner and Managing Director of Hicks, Muse, Tate & Furst (Latin America), incorporated from 1995 through 2001. From 1987 to 1990, Mr. Gavin was President of Univisa Satellite Communications, a part of a Spanish-speaking broadcast network. Prior thereto, Mr. Gavin served as a Vice President of Atlantic Richfield Company from 1986 and a director from 1988. From 1981 to 1986, Mr. Gavin served as the United States Ambassador to Mexico. Mr. Gavin also serves as a director of Apex Mortgage Capital, and Claxson, S.A. and as a Director and Trustee of The TCW Galileo Funds, The Hotchkis and Wiley Funds and Causeway Capital Management.

     Thomas P. Danis is a director of Holding and the Company and has held such positions since June 1995. Mr. Danis is an executive officer of Aon Group a company engaged in the insurance brokerage business headquartered in Chicago, Illinois. In 1979, Mr. Danis co-founded an insurance brokerage firm, a joint venture with Corroon & Black. He then joined AON Group in 1992 where he has held several executive positions. Mr. Danis also serves as a director of several mid-market companies.

     Richard W. Vieser is a director of Holding and the Company and has held such positions since September 1995. Mr. Vieser is the retired Chairman of the Board, Chief Executive Officer and President of Lear Siegler, Inc. (a diversified manufacturing company), the former Chairman of the Board and Chief Executive Officer of FL Industries, Inc. and FL Aerospace (also diversified manufacturing companies) and the former President and Chief Operating Officer of McGraw-Edison Co. He is the Chairman of the Board of Varian Medical Systems and is also a director of Harvard Industries, Inc., Viasystems Group, Inc. and Apogent Technologies, Inc. (formally Sybron International Corporation).

     Joseph M. Fiamingo is Chairman of Holding and the Company and has held such positions since May 2000. Mr. Fiamingo also serves as a director of Holding and the Company and has held such positions since October 1996. Previously, Mr. Fiamingo held the position of President and Chief Operating Officer of the Company from September 1996, Vice President of Operations and Technology of the Company from June 1996 and President and Chief Operating Officer of Wirekraft from October 1995. Mr. Fiamingo also serves as President and Chief Operating Officer of LLS Corp. In January 2002, LLS Corp. voluntarily filed petitions to reorganize under Chapter 11 of the U.S. Bankruptcy Code. Prior thereto, Mr. Fiamingo was employed by General Cable Corporation from 1972 to 1995 where he held various senior management level positions including President and Vice President and General Manager of several divisions of General Cable and most recently, Executive Vice President of Operations.

     Rodney D. Kent is President and Chief Operating Officer of the Company and has held such positions since May 2000. Mr. Kent also serves as a director of Holding and the Company. Prior to being named as President and Chief Operating Officer, Mr. Kent served as President of the Company's Bare Wire division since April 1995. Mr. Kent also serves as President and Chief Executive Officer of Omega and has held such positions since 1983. Mr. Kent served as Assistant to the President of Omega from 1974 to 1983. Prior to joining Omega, Mr. Kent was employed with Flexo Wire from 1973 to 1974 and Camden Wire Company from 1970 to 1973. Mr. Kent also serves as a director of Oneida Savings Bank.

     Glenn J. Holler was named Senior Vice President & Chief Financial Officer of Holding and the Company in July 2001. He also served as Vice
President -- Finance from August 1996 through July 2001. Prior to joining the Company, Mr. Holler was employed by Vigoro Industries, Inc. as Vice President, Finance from 1994 to 1996. From 1983 to 1994, Mr. Holler held several positions at Moog Automotive, Inc. including Vice President -- Finance and Senior Vice President -- Finance.

     Donald F. DeKay is Vice President -- Finance of the Company and has held such position since July 2001. Prior to being named Vice President -- Finance of the Company, Mr. DeKay served as Vice President -- Finance of the Company's Bare Wire division since April 1995. Mr. DeKay served as Vice President -- Finance of Omega from 1988 to 1995 and Controller of Omega from 1983 to 1988. Prior to joining the Company, Mr. DeKay was employed by Price Waterhouse from 1978 to 1983.

     Chrysant E. Makarushka is Vice President -- Purchasing and Logistics and has held such position since July 2000. Prior to being named Vice
President -- Purchasing and Logistics, Mr. Makarushka served as Director of Metals Management for the Company from 1995 to 2000. Mr. Makarushka served as Director of Procurement and Human Resources for Omega from 1989 to 1995. Prior to joining the Company, Mr. Makarushka was employed by Rome Cable from 1981 to 1989.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth the cash and non-cash compensation earned by the Chief Executive Officer, the former Chief Executive Officer and the four other most highly compensated executive officers of Holding and the Company (the "Named Executive Officers"). Such compensation was paid by or on behalf of the Company during the years ended December 31, 2001, 2000 and 1999. The bonuses included in annual compensation were paid subsequent to year-end. As of the date hereof, the Company has not granted any stock appreciation rights.

                          SUMMARY ANNUAL COMPENSATION

                                                                          LONG-TERM
                                                                         COMPENSATION
                                                                            AWARDS
                                                                          SECURITIES
                                                                          UNDERLYING        ALL OTHER
                                          YEAR   SALARY($)    BONUS($)    OPTIONS(#)    COMPENSATION($)(1)
                                          ----   ---------    --------   ------------   ------------------
David M. Sindelar.......................  2001    300,000          --           --                --
  Chief Executive Officer and             2000    300,000     300,000           --                --
  President of Holding and Chief          1999    300,000     300,000      175,000                --
  Executive Officer of the Company
Rodney D. Kent..........................  2001    392,155(2)       --           --           141,201(3)
  President and Chief Operating Officer   2000    401,745(2)  227,305           --           132,692(3)
  of the Company                          1999    402,155(2)  227,305           --           112,583(3)
Glenn J. Holler.........................  2001    260,000          --           --                --
  Senior Vice President and Chief         2000    250,667     125,345           --                --
  Financial Officer of Holding and the    1999    234,667     117,354           --                --
  Company
Donald F. DeKay.........................  2001    200,200          --           --                --
  Vice President -- Finance of            2000    169,659      67,004           --                --
  the Company                             1999     91,520      38,317           --                --
Chrysant E. Makarushka..................  2001    168,860          --           --                --
  Vice President -- Purchasing and        2000    135,570      27,087           --                --
  Logistics of the Company                1999    116,470      23,449           --                --

                                                                     LONG-TERM
                                                                    COMPENSATION
                                                                       AWARDS
                                                                     SECURITIES
                                                                     UNDERLYING        ALL OTHER
                                     YEAR   SALARY($)    BONUS($)    OPTIONS(#)    COMPENSATION($)(1)
                                     ----   ---------    --------   ------------   ------------------
James N. Mills(4)..................  2001    685,000          --           --                --
  Former Chief Executive Officer     2000    685,000     685,000           --                --
  of Holding and the Company         1999    685,000     685,000      175,228                --

---------------

(1) The Company provides to certain executive officers, a car allowance, reimbursement for club memberships, insurance policies and certain other benefits. The aggregate incremental cost of these benefits to the Company for each officer do not exceed the lesser of $60,000 or 10% of the total annual salary and bonus reported for each officer.

(2) Includes $52,455, $52,045 and $52,455 in annual deferred compensation earned by Mr. Kent in 2001, 2000 and 1999, respectively, pursuant to his employment agreement.

(3) Represents (i) $41,867, $44,192 and $34,904 in premiums paid on life insurance policies for the benefit of Mr. Kent in 2001, 2000 and 1999, respectively and (ii) $99,334, $88,090 and $77,679 in annual interest accruals related to deferred compensation earned by Mr. Kent in 2001, 2000 and 1999, respectively, pursuant to his employment agreement.

(4) As of July 2001, Mr. Mills resigned as Chief Executive Officer of Holding and the Company. Mr. Mills remained as a Director of Holding and the Company until his resignation in February 2002. Mr. Mills continued to receive his salary throughout the remainder of the year in 2001 in accordance with his employment agreement.

OPTION GRANTS IN LAST FISCAL YEAR

     There were no options granted to Named Executive Officers in the current fiscal year.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

     No options were exercised by the Named Executive Officers during fiscal 2001. The following table summarizes the number and value of unexercised options as of December 31, 2001.

                                                        NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                       UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS
                              SHARES                 OPTIONS AT FISCAL YEAR END        AT FISCAL YEAR END
                            ACQUIRED ON    VALUE     ---------------------------   ---------------------------
                             EXERCISE     REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
NAME                            (#)         ($)          ($)            (#)            ($)            ($)
----                        -----------   --------   -----------   -------------   -----------   -------------
David M. Sindelar.........      --           $0              --      1,225,804         $0             $0
Rodney D. Kent............      --           $0         400,000             --         $0             $0
Glenn J. Holler...........      --           $0         250,000             --         $0             $0
Donald F. DeKay...........      --           $0         150,000             --         $0             $0
Chrysant E. Makarushka....      --           $0          75,000             --         $0             $0
James N. Mills............      --           $0              --      1,576,027         $0             $0

EMPLOYMENT AGREEMENTS

     David M. Sindelar Employment Agreement. Mr. David M. Sindelar entered into an employment agreement with Holding and the Company on June 12, 1995, which expires on June 11, 2002. The employment agreement is extended automatically for one-year periods provided that neither Mr. Sindelar nor the Company elects to terminate the agreement. Pursuant to such employment agreement, as amended, Mr. Sindelar is required to devote such business time and attention to the transaction of the Company's business as is reasonably necessary to discharge his duties under the employment agreement. Subject to the foregoing limitation on his activities, Mr. Sindelar is free to participate in other business endeavors.

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

     Rodney D. Kent Employment Agreement. Mr. Kent entered into an employment agreement with Omega on March 14, 1995. Pursuant to such employment agreement, as amended, Mr. Kent will serve as President and Chief Operating Officer of the Company through March 28, 2003. Mr. Kent is required to devote substantially all of his business time and attention to the performance of his duties under the employment agreement. The employment agreement is extended automatically for one-year periods provided the neither Mr. Kent nor the Company elects to terminate the agreement.

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

     Glenn J. Holler Employment Agreement. Mr. Glenn J. Holler entered into an employment agreement with the Company on November 13, 1999. Pursuant to such employment agreement, as amended, Mr. Holler is required to devote all of his business time and attention to the transaction of the Company's business as is reasonably necessary to discharge his duties under the employment agreement. The employment agreement is extended automatically for one-year periods provided the neither Mr. Holler nor the Company elects to terminate the agreement.

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

     James N. Mills Employment Agreement. Mr. James N. Mills entered into an employment agreement with Holding and the Company on June 12, 1995. Pursuant to such employment agreement, as amended, Mr. Mills served as Chief Executive Officer of Holding and the Company through the time of his resignation in July 2001 and Chairman of the Board of Directors of Holding and the Company through his resignation in February 2002. Mr. Mills was required to devote such business time and attention to the transaction of the Company's business as was reasonably necessary to discharge his duties under the employment agreement. Subject to the foregoing limitation on his activities, Mr. Mills was free to participate in other business endeavors.

     Mr. Mills and his estate, heirs, or beneficiaries, as applicable, in the event of his death, will continue to receive his annual base salary in effect at the time of his resignation of $685,000, as provided in his employment agreement, and such benefits as are customarily accorded the executives of Holding and the Company through December 12, 2002.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Compensation decisions are made by the Board of Directors. Messrs. David M. Sindelar and Rodney D. Kent served as both executive officers and directors during 2001, and are expected to serve in such capacities in 2002.

COMPENSATION OF DIRECTORS

     Directors who are officers, employees or otherwise an affiliate of Holding or the Company receive no compensation for their services as directors. Each director of Holding and the Company who is not also an officer, employee or an affiliate of Holding or the Company (an "Outside Director") will receive an annual retainer of $12,000. Directors of Holding and the Company are entitled to reimbursement of their reasonable out-of-pocket expenses in connection with their travel to and attendance at meetings of the board of directors or committees thereof.

BENEFIT PLANS

  STOCK OPTION PLAN

     Holding's qualified and non-qualified stock option plan (the "Option Plan") provides for the granting of up to 4,795,322 shares of Holding Common Stock to officers and key employees of Holding and the Company. Under the Option Plan, as of February 28, 2002, Holding has granted options to purchase 3,149,239 shares of Holding common stock, 2,530,000 at $1.00 per share, 170,000 at $1.40 per share, 34,239 at $1.625 per share, 200,000 at $1.81 per share and 215,000 at
$2.24 per share, the fair market value of Holding Common Stock at the date of grant as determined by the Board of Directors of Holding. Such options vest ratably over a five-year period commencing on the first anniversary date after the date of grant, subject to acceleration in the discretion of the committee appointed to administer the Option Plan in the event of a Change of Control (as defined in the Option Plan). Generally, an option may be exercised only if the holder is an officer or employee of Holding or the Company at the time of exercise. Options granted under the Option Plan are not transferable, except by will and the laws of descent and distribution. Except as expressly provided otherwise in any optionee's agreement relating to the grant of options under the Option Plan, in the event an optionee's employment with Holding, the Company or a related entity terminates at any time, Holding or its designees shall have the right to repurchase from the optionee (or optionee's representatives) (i) the number of shares of Holding Common Stock acquired upon exercise of an option and
(ii) the optionee's right to acquire that number of shares of Holding Common Stock which an optionee can acquire upon exercise immediately prior to such repurchase. The purchase price to be paid is calculated on the basis of the fair market value (as defined in the Option Plan) of Holding Common Stock multiplied by the number of shares of Holding Common Stock to be acquired (less the aggregate exercise price in the event such repurchase option is exercised by Holding with respect to the optionee's right to acquire Holding Common Stock).

  PERFORMANCE OPTIONS

     Mr. Mills was granted options ("Performance Options") to purchase 652,921 shares of Common Stock, Mr. Sindelar has been granted Performance Options to purchase 489,691 shares of Common Stock of Holding and Performance Options to purchase 816,150 shares of Common Stock of Holding have been granted to certain officers of the Company During the year ended December 31, 1998, a member of the Company's management forfeited 163,230 Performance Options. In 1999, the Company reissued these Performance Options with the same terms and conditions to Mr. Mills and Mr. Sindelar. Mr. Mills was granted Performance Options to purchase 81,668 shares of Holding Common Stock and Mr. Sindelar was granted Performance Options to purchase 81,562 shares of Holding Common Stock.

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

ITEM 12.  SECURITIES OWNERSHIP

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     All of the issued and outstanding shares of common stock of the Company are held by Holding. The following table sets forth as of December 31, 2001 certain information regarding the beneficial ownership of the voting securities of Holding by each person who beneficially owns more than 5% of any class of Holding voting securities and by the directors and certain executive officers of Holding, individually, and by the directors and executive officers of Holding as a group. The Class A Common Stock, par value $0.01 per share, of Holding ("Holding Class A Common Stock") votes together with the Holding Common Stock as a single class and is entitled to one vote for each share.

                                                                   SHARES BENEFICIALLY OWNED(1)
                                                  ---------------------------------------------------------------
                                                                                 HOLDING CLASS A
                                                    HOLDING COMMON STOCK          COMMON STOCK
                                                  ------------------------   -----------------------
                                                   NUMBER OF    PERCENT OF   NUMBER OF    PERCENT OF   PERCENT OF
                                                    SHARES        CLASS        SHARES       CLASS        TOTAL
                                                  -----------   ----------   ----------   ----------   ----------
5% STOCKHOLDERS:
  HM Parties(2)................................   119,319,690     100.0%     13,000,000     100.0%       100.0%
  c/o Hicks, Muse, Tate & Furst Incorporated
  200 Crescent Court, Suite 1600
  Dallas, Texas 75201
Rodney D. Kent(3)..............................     6,100,000       5.1%             --        --          4.6%
  c/o International Wire Group, Inc.
  101 S. Hanley
  St. Louis, Missouri 63101
James N. Mills(4)..............................     1,702,034
OFFICERS AND DIRECTORS:
Charles W. Tate(5).............................       967,856         *              --        --            *
David M. Sindelar(6)...........................            --        --       3,648,482      28.1%         2.8%
Jack D. Furst(7)...............................       858,857         *              --        --            *
John A. Gavin(8)...............................       235,957         *              --        --            *
Thomas P. Danis(9).............................       200,000         *              --        --            *
Richard W. Vieser(10)..........................       235,957         *              --        --            *
Joseph M. Fiamingo(11).........................     1,000,000         *              --        --            *
Rodney D. Kent(3)..............................     6,100,000       5.1%             --        --          4.6%
Glenn J. Holler(12)............................       250,000         *              --        --            *
Donald F. DeKay(13)............................       720,000         *              --        --            *
Chrysant E. Makarushka(14).....................        75,000         *              --        --            *
All executive officers and directors as a group
  (10 persons)(15).............................   119,319,690     100.0%     13,000,000     100.0%       100.0%

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

 (2) Includes (i) shares owned of record by HM Fund II, a limited partnership of which the sole general partner is HM2/GP Partners, L.P., a limited partnership of which the sole general partner is Hicks, Muse GP Partners, L.P., a limited partnership of which the sole general partner is Hicks, Muse, Tate & Furst Fund II Incorporated, a corporation affiliated with Hicks Muse; (ii) shares owned of record by HM2/Wire/Hunt Partners, L.P., HM2/Wire/Sunwestern Partners, L.P. and HM2/Wire/Hubbard Partners, L.P., limited partnerships of which the sole general partner is HM2/GP Partners, L.P.; (iii) shares owned of record by Hicks, Muse, Tate & Furst Fund I Incorporated, a corporation affiliated with Hicks Muse; (iv) shares owned of record by certain individuals that Hicks Muse has the power to direct the voting of with respect to the election of directors; (v) warrants to purchase 340,201 shares of Holding Common Stock owned by HM Fund II and its affiliates and (vi) shares of Holding Common Stock and Holding Class A Common Stock owned of record by certain individuals subject to an irrevocable proxy in favor of Hicks Muse. Thomas O. Hicks is a controlling stockholder of Hicks Muse and serves as Chairman of the Board, Chief Executive Officer and Partner of Hicks Muse. Accordingly, Mr. Hicks may be deemed to be the beneficial owner of Holding Common Stock held by HM Fund
     II. Mr. Hicks disclaims beneficial ownership of Holding Common Stock not owned of record by him.

 (3) Includes 400,000 shares of Holding Common Stock issuable to Mr. Kent upon exercise of options granted under the Option Plan that are currently exercisable. See "Executive Compensation -- Benefit Plans -- Stock Option Plan."

 (4) Does not include 1,576,027 shares of Holding Common Stock issuable to Mr. Mills upon exercise of Performance Options that are not currently exercisable. See "Executive Compensation Benefit Plans -- Performance Options."

 (5) Includes warrants to purchase 275 shares of Holding Common Stock owned by Mr. Tate.

 (6) Does not include 1,225,804 shares of Holding Common Stock issuable to Mr. Sindelar upon exercise of Performance Options that are not currently exercisable. See "Executive Compensation -- Benefit Plans -- Performance Options."

 (7) Includes warrants to purchase 231 shares of Holding Common Stock owned by Mr. Furst.

 (8) Includes 100,000 shares of Holding Common Stock issuable to Mr. Gavin upon exercise of options granted in 1995 that are currently exercisable.

 (9) Includes 100,000 shares of Holding Common Stock issuable to Mr. Danis upon exercise of options granted in 1995 that are currently exercisable.

(10) Includes 100,000 shares of Holding Common Stock issuable to Mr. Vieser upon exercise of options granted in 1995 that are currently exercisable.

(11) Consists of 1,000,000 shares of Holding Common Stock issuable to Mr. Fiamingo upon exercise of options granted under the Option Plan that are currently exercisable. See "Executive Compensation -- Benefit
     Plans -- Stock Option Plan."

(12) Consists of 250,000 shares of Holding Common Stock issuable to Mr. Holler upon exercise of options granted under the Option Plan that are currently exercisable. See "Executive Compensation -- Benefit Plans -- Stock Option Plan."

(13) Includes 150,000 shares of Holding Common Stock issuable to Mr. DeKay upon exercise of options granted under the Option Plan that are currently exercisable. See "Executive Compensation -- Benefit Plans -- Stock Option Plan."

(14) Includes 75,000 shares of Holding Common Stock issuable to Mr. Makarushka upon exercise of options granted under the Option Plan that are currently exercisable. See "Executive Compensation -- Benefit Plans -- Stock Option Plan."

(15) Includes (i) shares of Holding Class A Common Stock held by executive officers and directors and shares of Holding Class A Common Stock as to which Hicks Muse has the power to vote by proxy and (ii) 3,279,513 shares of Holding Common Stock issuable upon exercise of options that are currently exercisable. Does not include 4,202,744 shares of Holding Common Stock issuable to executive officers of Holding upon the exercise of Performance Options and 905,000 options under the Option Plan that are not currently exercisable. See "Executive Compensation -- Benefit Plans -- Stock Option Plan" and "-- Performance Options."

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

     In connection with the Wire Harness Sale, the Company entered into an agreement to supply Viasystems' wire harness business with substantially all of their insulated wire requirements through 2003, which is a continuation of existing practice. In connection with such sale, the Company agreed to indemnify Viasystems for certain product liability claims, as described in the purchase agreement (See Note 6 to the Company's Consolidated Financial Statements). During the year ended December 31, 2001 the Company had sales to Viasystems of $34.5 million.

RELATIONSHIPS WITH JAMES N. MILLS

  PURCHASE OF CORPORATE ASSETS

     In July 2001, James N. Mills resigned as Chief Executive Officer of Holding and the Company but remained on the board of directors through February 2002. In August 2001, the Company sold certain corporate assets to Mr. Mills for $1,150. Prior to the sale of the assets, the Company obtained an independent appraisal of the assets, which supported the sales price. The assets had a carrying value of $1,001 and the Company recorded a gain on sale of property, plant and equipment in the amount of $149 related to the transaction.

RELATIONSHIPS WITH HICKS MUSE

  MONITORING AND OVERSIGHT AGREEMENT

     On June 12, 1995, Holding and the Company entered into a ten-year agreement (the "Monitoring and Oversight Agreement") with Hicks, Muse & Co. Partners, L.P. ("Hicks Muse Partners"), a limited partnership of which the sole general partner is HM Partners Inc., a corporation affiliated with Hicks Muse, pursuant to which they pay an annual fee of $0.5 million for oversight and monitoring services to Holding and the Company. The annual fee is adjustable at the end of each fiscal year to an amount equal to 0.1% of the consolidated net sales of the Company, but in no event less than $0.5 million. Hicks Muse Partners also will be entitled to receive a fee equal to 1.5% of the transaction value (as defined) for each add-on transaction (as defined) in which the Company is involved. The term "transaction value" means the total value of any add-on transaction, including, without limitation, the aggregate amount of the funds required to complete the add-on transaction (excluding any fees payable pursuant to the Monitoring and Oversight Agreement and any fees, if any, paid to any other person or entity for financial advisory, investment banking, brokerage, or any other similar services rendered in connection with such add-on transaction) including the amount of any indebtedness, preferred stock or similar items assumed (or remaining outstanding). The term "add-on transaction" means any future proposal for a tender offer, acquisition, sale, merger, exchange offer, recapitalization, restructuring, or other similar transaction directly or indirectly involving Holding, the Company, or any of their respective subsidiaries and any other person or entity.

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

Exhibits

EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------
3.1      --   Restated Certificate of Incorporation of International >Wire
              Group, Inc.(4)
3.2      --   By-Laws of International Wire Group, Inc.(1)
4.1      --   Indenture, dated as of June 12, 1995, among International
              Wire Group, Inc., as Issuer, the Subsidiary Guarantors (as
              therein defined) and IBJ Schroder Bank & Trust Company, as
              Trustee.(1)
4.2      --   Form of the 11 3/4% Note (included in Exhibit 4.1, Exhibit
              A)
4.3      --   Exchange and Registration Rights Agreement, dated as of June
              12, 1995, among International Wire Group, Inc., the
              Subsidiary Guarantors (as therein defined), Chemical
              Securities Inc. and BT Securities Corporation.(1)
4.4      --   First Supplemental Indenture, dated as of March 5, 1996, by and among International Wire Group, Inc., Wire Technologies,
              Inc., the subsidiary guarantors party thereto, and IBJ
              Schroder Bank & Trust Company, as Trustee.(2)
4.5      --   Certificate of Designation of Series A Senior Cumulative
              Exchangeable Redeemable Preferred Stock of International
              Wire Group, Inc.(2)
4.6      --   Second Supplemental Indenture, dated as of December 20,
              1996, by International Wire Group, Inc. the subsidiary
              guarantors party thereto, and IBJ Schroder Bank and Trust
              Company, as Trustee.(4)

EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------
4.7      --   Indenture, dated as of February 12, 1997, among
              International Wire Group, Inc., as Issuer, the Subsidiary
              Guarantors (as therein defined) and IBJ Schroder Bank and
              Trust Company, as Trustee.(5)
4.8      --   Form of 14% Note (included in Exhibit 4.7, Exhibit A).
4.9      --   Preferred Stock and Warrant Purchase Agreement dated as of
              March 5, 1996, by and among International Wire Holding
              Company, International Wire Group, Inc., Chemical Equity
              Associates and Hicks, Muse, Tate & Furst Equity Fund II,
              L.P.(5)
4.10     --   Third Supplemental Indenture, dated as of February 12, 1997, by and among International Wire Group, Inc., the subsidiary guarantors party thereto, and IBJ Schroder Bank and Trust
              Company, as Trustee.(5)
4.11     --   First Supplemental Indenture, dated as of June 10, 1997, by and among International Wire Group, Inc., the subsidiary
              guarantors party thereto, and IBJ Schroder Bank and Trust
              Company, as Trustee.(5)
4.12     --   Indenture, dated as of June 17, 1997, among International
              Wire Group, Inc., as Issuer, the Subsidiary Guarantors (as
              therein defined) and IBJ Schroder Bank and Trust Company, as
              Trustee.(5)
4.13     --   Form of 11 3/4% Series B Note (included in Exhibit 4.12,
              Exhibit (A))
4.14     --   Second Amended and Restated Credit Agreement, dated December
              20, 2001, among International Wire Holding Company, the
              several lenders from Time to Time Parties thereto, and JP
              Morgan Chase Bank as Administrative Agent.*
10.3     --   Agreement of Sublease, dated as of December 31, 1991,
              between Oneida County Industrial Development Agency and OWI
              Corporation.(1)
10.4     --   Agreement of Sublease, dated as of December 31, 1991,
              between Onondaga County Industrial Development Agency and
              OWI Corporation.(1)
10.8+    --   Employment Agreement, dated as of June 12, 1995, among
              International Wire Holding Company, International Wire Group
              Inc. and certain of its subsidiaries and James N. Mills.(3)
10.9+    --   Employment Agreement, dated as of June 12, 1995, among
              International Wire Holding Company, International Wire Group
              Inc. and certain of its subsidiaries and David M.
              Sindelar.(3)
10.10+   --   Employment Agreement, dated as of March 14, 1995, between
              Omega Wire, Inc. and Rodney D. Kent.(1)
10.11+   --   Option Agreement, dated as of March 31, 1995, between Omega
              Wire Corp. and James N. Mills.(1)
10.12+   --   Option Agreement, dated as of March 31, 1995, between Omega
              Wire Corp. and David M. Sindelar.(1)
10.13+   --   Option Agreement dated as of June 12, 1995, between Omega
              Wire Corp. and David M. Sindelar.(1)
10.14+   --   Option Agreement dated as of June 12, 1995, between
              International Wire Group, Inc. and David M. Sindelar.(1)
10.15    --   Stockholders Agreement dated as of June 12, 1995, among
              International Wire Holding Company and the Stockholders
              signatories thereto.(1)
10.16    --   Monitoring and Oversight Agreement dated as of June 12,
              1995, among International Wire Holding Company,
              International Wire Group, Inc. and Hicks, Muse & Co.
              Partners, L.P.(1)
10.17+   --   1995 Stock Option Plan of International Wire Holding
              Company.(3)
10.18+   --   Form of Option Agreement of International Wire Holding
              Company under 1995 Stock Option Plan.(3)
10.21+   --   Employment Agreement, dated as of September 25, 1996, among
              International Wire Holding Company and International Wire
              Group, Inc. and Joseph M. Fiamingo.(4)
10.22+   --   Option Agreement, dated as of November 5, 1995, between
              International Wire Holding Company and Joseph M.
              Fiamingo.(4)

EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------
10.23+   --   Option Agreement, dated as of November 6, 1996, between
              International Wire Holding Company and Joseph M.
              Fiamingo.(4)
10.24    --   First Amendment to Amended and Restated Credit Agreement,
              dated as of June 17, 1997, among International Wire Group,
              Inc., International Wire Holding Company, the Several
              Lenders from time to time parties thereto, the Chase
              Manhattan Bank, as Administrative Agent, and Bankers Trust
              Company, as Documentation Agent.(5)
10.26+   --   Option Agreement, dated as of August 6, 1996, between
              International Wire Holding Company and Glenn J. Holler.(6)
10.28+   --   Employment Agreement, dated as of November 13, 1999, among
              International Wire Holding Company and International Wire
              Group, Inc. and Glenn J. Holler.(7)
10.29+   --   Employment Agreement, dated as of November 13, 1999, among
              International Wire Holding Company and International Wire
              Group, Inc. and Joseph M. Fiamingo.(7)
21.1     --   Subsidiaries of International Wire Group, Inc.*

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

(b) Reports on Form 8-K

     The Company did not file a report on Form 8-K with the Securities and Exchange Commission during the quarter ended December 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          INTERNATIONAL WIRE GROUP, INC.

                                          By:      /s/ GLENN J. HOLLER
                                            ------------------------------------
                                                      Glenn J. Holler,
                                              Senior Vice President and Chief
                                                      Financial Officer

Date: March 19, 2002

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

                    SIGNATURE                                      TITLE                       DATE
                    ---------                                      -----                       ----

               /s/ CHARLES W. TATE                    Chairman of the Board of Holding    March 19, 2002
 ------------------------------------------------             and the Company
                (Charles W. Tate)


              /s/ DAVID M. SINDELAR                  Chief Executive Officer, President   March 19, 2002
 ------------------------------------------------    and Director of Holding and Chief
               (David M. Sindelar)                   Executive Officer and Director of
                                                      the Company (Principal Executive
                                                                  Officer)


               /s/ GLENN J. HOLLER                    Senior Vice President and Chief     March 19, 2002
 ------------------------------------------------     Financial Officer of Holding and
                (Glenn J. Holler)                     the Company (Principal Financial
                                                          and Accounting Officer)


               /s/ THOMAS P. DANIS                      Director of Holding and the       March 19, 2002
 ------------------------------------------------                 Company
                (Thomas P. Danis)


                /s/ JACK D. FURST                       Director of Holding and the       March 19, 2002
 ------------------------------------------------                 Company
                 (Jack D. Furst)


                /s/ JOHN A. GAVIN                       Director of Holding and the       March 19, 2002
 ------------------------------------------------                 Company
                 (John A. Gavin)


              /s/ RICHARD W. VIESER                     Director of Holding and the       March 19, 2002
 ------------------------------------------------                 Company
               (Richard W. Vieser)


                /s/ RODNEY D. KENT                   Director of Holding and Director,    March 19, 2002
 ------------------------------------------------      President and Chief Operating
                 (Rodney D. Kent)                          Officer of the Company


              /s/ JOSEPH M. FIAMINGO                  Chairman and Director of Holding    March 19, 2002
 ------------------------------------------------             and the Company
               (Joseph M. Fiamingo)

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

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------
3.1      --   Restated Certificate of Incorporation of International >Wire
              Group, Inc.(4)
3.2      --   By-Laws of International Wire Group, Inc.(1)
4.1      --   Indenture, dated as of June 12, 1995, among International
              Wire Group, Inc., as Issuer, the Subsidiary Guarantors (as
              therein defined) and IBJ Schroder Bank & Trust Company, as
              Trustee.(1)
4.2      --   Form of the 11  3/4% Note (included in Exhibit 4.1, Exhibit
              A)
4.3      --   Exchange and Registration Rights Agreement, dated as of June
              12, 1995, among International Wire Group, Inc., the
              Subsidiary Guarantors (as therein defined), Chemical
              Securities Inc. and BT Securities Corporation.(1)
4.4      --   First Supplemental Indenture, dated as of March 5, 1996, by and among International Wire Group, Inc., Wire Technologies,
              Inc., the subsidiary guarantors party thereto, and IBJ
              Schroder Bank & Trust Company, as Trustee.(2)
4.5      --   Certificate of Designation of Series A Senior Cumulative
              Exchangeable Redeemable Preferred Stock of International
              Wire Group, Inc.(2)
4.6      --   Second Supplemental Indenture, dated as of December 20,
              1996, by International Wire Group, Inc. the subsidiary
              guarantors party thereto, and IBJ Schroder Bank and Trust
              Company, as Trustee.(4)
4.7      --   Indenture, dated as of February 12, 1997, among
              International Wire Group, Inc., as Issuer, the Subsidiary
              Guarantors (as therein defined) and IBJ Schroder Bank and
              Trust Company, as Trustee.(5)
4.8      --   Form of 14% Note (included in Exhibit 4.7, Exhibit A).
4.9      --   Preferred Stock and Warrant Purchase Agreement dated as of
              March 5, 1996, by and among International Wire Holding
              Company, International Wire Group, Inc., Chemical Equity
              Associates and Hicks, Muse, Tate & Furst Equity Fund II,
              L.P.(5)
4.10     --   Third Supplemental Indenture, dated as of February 12, 1997, by and among International Wire Group, Inc., the subsidiary guarantors party thereto, and IBJ Schroder Bank and Trust
              Company, as Trustee.(5)
4.11     --   First Supplemental Indenture, dated as of June 10, 1997, by and among International Wire Group, Inc., the subsidiary
              guarantors party thereto, and IBJ Schroder Bank and Trust
              Company, as Trustee.(5)
4.12     --   Indenture, dated as of June 17, 1997, among International
              Wire Group, Inc., as Issuer, the Subsidiary Guarantors (as
              therein defined) and IBJ Schroder Bank and Trust Company, as
              Trustee.(5)
4.13     --   Form of 11  3/4% Series B Note (included in Exhibit 4.12,
              Exhibit (A))
4.14     --   Second Amended and Restated Credit Agreement, dated December
              20, 2001, among International Wire Holding Company, the
              several lenders from Time to Time Parties thereto, and JP
              Morgan Chase Bank as Administrative Agent. *
10.3     --   Agreement of Sublease, dated as of December 31, 1991,
              between Oneida County Industrial Development Agency and OWI
              Corporation.(1)
10.4     --   Agreement of Sublease, dated as of December 31, 1991,
              between Onondaga County Industrial Development Agency and
              OWI Corporation.(1)
10.8+    --   Employment Agreement, dated as of June 12, 1995, among
              International Wire Holding Company, International Wire Group
              Inc. and certain of its subsidiaries and James N. Mills.(3)
10.9+    --   Employment Agreement, dated as of June 12, 1995, among
              International Wire Holding Company, International Wire Group
              Inc. and certain of its subsidiaries and David M.
              Sindelar.(3)
10.10+   --   Employment Agreement, dated as of March 14, 1995, between
              Omega Wire, Inc. and Rodney D. Kent.(1)
10.11+   --   Option Agreement, dated as of March 31, 1995, between Omega
              Wire Corp. and James N. Mills.(1)

EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------
10.12+   --   Option Agreement, dated as of March 31, 1995, between Omega
              Wire Corp. and David M. Sindelar.(1)
10.13+   --   Option Agreement dated as of June 12, 1995, between Omega
              Wire Corp. and David M. Sindelar.(1)
10.14+   --   Option Agreement dated as of June 12, 1995, between
              International Wire Group, Inc. and David M. Sindelar.(1)
10.15    --   Stockholders Agreement dated as of June 12, 1995, among
              International Wire Holding Company and the Stockholders
              signatories thereto.(1)
10.16    --   Monitoring and Oversight Agreement dated as of June 12,
              1995, among International Wire Holding Company,
              International Wire Group, Inc. and Hicks, Muse & Co.
              Partners, L.P.(1)
10.17+   --   1995 Stock Option Plan of International Wire Holding
              Company.(3)
10.18+   --   Form of Option Agreement of International Wire Holding
              Company under 1995 Stock Option Plan.(3)
10.21+   --   Employment Agreement, dated as of September 25, 1996, among
              International Wire Holding Company and International Wire
              Group, Inc. and Joseph M. Fiamingo.(4)
10.22+   --   Option Agreement, dated as of November 5, 1995, between
              International Wire Holding Company and Joseph M.
              Fiamingo.(4)
10.23+   --   Option Agreement, dated as of November 6, 1996, between
              International Wire Holding Company and Joseph M.
              Fiamingo.(4)
10.24    --   First Amendment to Amended and Restated Credit Agreement,
              dated as of June 17, 1997, among International Wire Group,
              Inc., International Wire Holding Company, the Several
              Lenders from time to time parties thereto, the Chase
              Manhattan Bank, as Administrative Agent, and Bankers Trust
              Company, as Documentation Agent.(5)
10.26+   --   Option Agreement, dated as of August 6, 1996, between
              International Wire Holding Company and Glenn J. Holler.(6)
10.28+   --   Employment Agreement, dated as of November 13, 1999, among
              International Wire Holding Company and International Wire
              Group, Inc. and Glenn J. Holler. (7)
10.29+   --   Employment Agreement, dated as of November 13, 1999, among
              International Wire Holding Company and International Wire
              Group, Inc. and Joseph M. Fiamingo. (7)
21.1     --   Subsidiaries of International Wire Group, Inc.*

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

 *  Filed herewith.

 +  Indicates compensatory plan or arrangement.