Form 10-Q
period 2002-03-31
INTERNATIONAL WIRE GROUP INC
filed 2002-05-14
CIK 947429

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q
(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED                MARCH 31 , 2002
                              --------------------------------------------------

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

                                                         OUTSTANDING AT
           CLASS                                         APRIL 30, 2002
           -----                                         --------------
        Common Stock                                         1,000

                         INTERNATIONAL WIRE GROUP, INC.




                                      INDEX

PART I - FINANCIAL INFORMATION                                                                                  Page
                                                                                                                ----
  Item 1. Condensed Consolidated Financial Statements (Unaudited):
      Condensed Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001......................       3
      Condensed Consolidated Statements of Operations for the three months ended March 31, 2002 and 2001 ...       4
      Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001....       5
      Notes to Condensed Consolidated Financial Statements..................................................       6
   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...........      15
   Item 3.  Quantitative and Qualitative Disclosure About Market Risk.......................................      19

PART II - OTHER INFORMATION................................................................................       20

SIGNATURES.................................................................................................       21

ITEM 1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         INTERNATIONAL WIRE GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                            MARCH 31,       DECEMBER 31,
                                                               2002             2001
                                                            ----------      ------------
                                                            (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents ...........................     $    9,654      $      8,017
  Accounts receivable, less allowance of $4,767
    and $4,065, respectively ..........................         72,334            62,500
  Inventories .........................................         56,922            58,201
  Other current assets ................................         28,663            28,107
                                                            ----------      ------------
    Total current assets ..............................        167,573           156,825
  Property, plant and equipment, net ..................        133,978           138,784
  Deferred income taxes ...............................         30,576            11,198
  Intangible assets, net ..............................        119,387           193,627
  Other assets ........................................         10,983            11,509
                                                            ----------      ------------
    Total assets ......................................     $  462,497      $    511,943
                                                            ==========      ============

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Current maturities of long-term obligations .........     $    3,152      $      3,049
  Accounts payable ....................................         25,939            23,382
  Accrued and other liabilities .......................         39,843            42,917
  Accrued interest ....................................         12,169             2,937
                                                            ----------      ------------
    Total current liabilities .........................         81,103            72,285
Long-term obligations, less current maturities ........        327,789           328,743
Other long-term liabilities ...........................         32,278            33,334
                                                            ----------      ------------
    Total liabilities .................................        441,170           434,362
Stockholder's equity:
  Common stock, $.01 par value, 1,000 shares
    authorized, issued and outstanding ................              0                 0
  Contributed capital .................................        236,331           236,331
  Carryover of predecessor basis ......................        (67,762)          (67,762)
  Accumulated deficit .................................       (143,324)          (87,493)
  Accumulated other comprehensive loss ................         (3,918)           (3,495)
                                                            ----------      ------------
    Total stockholder's equity ........................         21,327            77,581
                                                            ----------      ------------
    Total liabilities and stockholder's equity ........     $  462,497      $    511,943
                                                            ==========      ============



   See accompanying notes to the condensed consolidated financial statements.

                         INTERNATIONAL WIRE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (Unaudited)


                                                                    THREE MONTHS
                                                                  ENDED MARCH 31,
                                                            --------------------------
                                                               2002            2001
                                                            ----------      ----------
Net sales .............................................     $  100,443      $  124,749
Operating expenses:
  Cost of goods sold ..................................         80,015          96,483
  Selling, general and administrative expenses ........          8,234          11,022
  Depreciation ........................................          6,121           6,678
  Amortization ........................................            732           2,273
  Impairment, unusual and plant closing charges .......             --           3,100
                                                            ----------      ----------
Operating income ......................................          5,341           5,193
Other income (expense):
  Interest expense ....................................         (9,020)         (8,450)
  Amortization of deferred financing costs ............           (534)           (339)
                                                            ----------      ----------
Loss before income tax benefit and
  change in accounting principle ......................         (4,213)         (3,596)
Income tax provision (benefit) ........................         (2,886)         (1,546)
                                                            ----------      ----------
Loss before change in accounting principle ............         (1,327)         (2,050)
Change in accounting for goodwill, net of
  $19,408 tax benefit .................................        (54,504)             --
                                                            ----------      ----------
Net loss ..............................................     $  (55,831)     $   (2,050)
                                                            ==========      ==========


   See accompanying notes to the condensed consolidated financial statements.

                         INTERNATIONAL WIRE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (Unaudited)

                                                                       THREE MONTHS
                                                                      ENDED MARCH 31,
                                                                 ------------------------
                                                                    2002          2001
                                                                 ----------    ----------
Cash flows provided by (used in) operating activities:
  Net loss ...................................................   $  (55,831)   $   (2,050)
  Adjustments to reconcile net loss to net cash provided
    by (used in) operating activities:
    Depreciation and amortization ............................        7,387         9,290
    Deferred income taxes ....................................           26        (1,399)
    Change in accounting for goodwill ........................       54,504            --
    Changes of assets and liabilities of continuing
       operations ............................................       (3,929)       (6,494)
                                                                 ----------    ----------
Net cash provided by (used in) continuing operations .........        2,157          (653)
   Net cash provided by (used in) discontinued operations ....        1,337          (332)
                                                                 ----------    ----------
Net cash provided by (used in) operating activities ..........        3,494          (985)
Net cash used in investing activities for capital
  expenditures ...............................................       (1,372)       (3,228)
Net cash used in financing activities for repayment
  of long-term obligations ...................................         (422)         (623)
Effects of exchange rate changes on cash
  and cash equivalents .......................................          (63)          (99)
                                                                 ----------    ----------
Net change in cash and cash equivalents ......................        1,637        (4,935)
Cash at beginning of the period ..............................        8,017        32,244
                                                                 ----------    ----------
Cash at end of the period ....................................   $    9,654    $   27,309
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

                         INTERNATIONAL WIRE GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (Unaudited)


1.       BASIS OF PRESENTATION

         Unaudited Interim Condensed Consolidated Financial Statements

         The unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of International Wire Group, Inc. (the "Company"). The results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for a full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001.

         Recently Issued Accounting Standards

         In August 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and Assets to be Disposed of" and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001. The most significant changes made by SFAS No. 144 are: (1) removes goodwill from its scope and, therefore, eliminates the requirements of SFAS No. 121 to allocate goodwill to long-lived assets to be tested for impairment, and (2) describes a probability-weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of long-lived assets are under consideration or a range is estimated for the amount of possible future cash flows. The Company adopted SFAS No. 144 as of January 1, 2002. The adoption of this statement did not have an impact on the Company's consolidated financial position.


2.       CHANGE IN ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLE ASSETS

         In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill is no longer amortized and the rules for measuring goodwill impairment use a fair-value-based test. Under the new rules, a fair value of each of the Company's reporting units with assigned goodwill must be calculated using either market comparables or a discounted cash flow approach, or a combination thereof. Once the fair value of the reporting unit has been determined, the fair value of net assets, including intangibles, of that reporting unit must be compared to the total market value derived in the first step to determine impairment.

         The Company adopted SFAS No. 142 as of January 1, 2002. Accordingly, the Company has stopped amortization of goodwill effective January 1, 2002.

                         INTERNATIONAL WIRE GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)


         In completing the impairment test required under SFAS No. 142, the Company determined the estimated fair value of its various reporting units and compared that amount to their respective carrying values. Based on this calculation, the Company determined that an impairment existed primarily related to insulated wire operations obtained through the acquisition of Wirekraft Industries, Inc. in 1992 and the acquisition of a group of affiliated companies collectively referred to as Dekko Wire Technology Group in 1996. To determine the amount of the impairment, the Company calculated the "implied fair value" of goodwill for each impaired reporting unit in the same manner as the amount of goodwill recognized in a business combination is determined. The Company then recognized an impairment charge to write-off goodwill in the amount of $54,504, net of tax benefit of $19,408, representing the excess of the "implied fair value" of goodwill over the carrying amount of goodwill for the impaired reporting units. The impairment loss is recognized in the statement of operations under the caption "change in accounting for goodwill."

         Had amortization of goodwill and other intangible assets been accounted for as prescribed under SFAS No. 142 for all periods reported, the Company's income (loss) before change in accounting principle would have been as follows:

                                                 Three Months
                                                Ended March 31,
                                             --------------------
                                               2002        2001
                                             --------    --------
                                                (In thousands)
         As reported......................   $ (1,327)   $ (2,050)
         Pro forma........................   $ (1,327)   $   (544)


3.       IMPAIRMENT, UNUSUAL AND PLANT CLOSING CHARGES

         During the first quarter of 2001, the Company recorded its first of a series of impairment, unusual and plant closing charges related to its plan which called for the realignment of capacity, a consolidation of production facilities and a reorganization of selling, general and administrative functions. The charge in the first quarter of 2001 was taken in conjunction with the announcement to close three plants located in Alabama and Indiana. In total, the Company announced the closure of seven facilities in 2001 as well as certain selling, general and administrative consolidations and a corporate reorganization. The Company completed the closure of six of the facilities by the end of 2001, with one facility in Alabama expected to remain open through mid 2002. The production capacity from the closed locations was primarily transferred and consolidated into the Company's existing manufacturing facilities in Indiana, Texas and New York locations, which were expanded, as necessary, to accommodate the production transfer. In addition to the plant consolidations announced during 2001, the Company purchased an existing plant site for a "greenfield" insulated wire operation in Mexico. This plant is located in Durango, Mexico, which is approximately 600 miles south of the U.S./Mexican border. The startup of this Mexican facility began in the third quarter of 2001, and the Company anticipates that the plant will begin production by mid 2002.

         As a result of these actions, 205 employees have been terminated and the Company anticipates an additional 37 will be terminated upon completion of the restructuring plan, all of whom have been notified by the Company. The one-time unusual charges from plant closures that were charged to impairment, unusual and plant closing costs for the three months ended March 31, 2001 were $3,100. There were no such charges during the three months ended March 31, 2002.

                         INTERNATIONAL WIRE GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)


         A summary of activity related to plant closings is as follows:

                                                                    INSULATED
                                                                      WIRE         BARE WIRE
                                                     CORPORATE      PRODUCTS       PRODUCTS       CONSOLIDATED
                                                     ---------      ---------      ---------      ------------
         THREE MONTHS ENDED MARCH 31, 2002

         Balance, beginning of period ..........     $   1,920      $   1,240      $   1,368      $      4,528
         Charges to operations:
             Facility shut-down costs ..........            --             --             --                --
             Personnel and severance costs .....            --             --             --                --
                                                     ---------      ---------      ---------      ------------
         Cash payments:
             Facility shut-down costs ..........           (20)          (175)          (327)             (522)
             Personnel and severance costs .....          (333)          (129)            --              (462)
                                                     ---------      ---------      ---------      ------------
                                                          (353)          (304)          (327)             (984)
                                                     ---------      ---------      ---------      ------------
         Balance, end of period ................     $   1,567      $     936      $   1,041      $      3,544
                                                     =========      =========      =========      ============


                                                                    INSULATED
                                                                      WIRE         BARE WIRE
                                                     CORPORATE      PRODUCTS       PRODUCTS       CONSOLIDATED
                                                     ---------      ---------      ---------      ------------
         THREE MONTHS ENDED MARCH 31, 2001

         Balance, beginning of period ..........     $     626      $      --      $      --      $        626
         Charges to operations:
             Facility shut-down costs ..........            --            859             --               859
             Personnel and severance costs .....            --          2,241             --             2,241
                                                     ---------      ---------      ---------      ------------
                                                            --          3,100             --             3,100
         Cash payments:
             Facility shut-down costs ..........            --           (720)            --              (720)
             Personnel and severance costs .....           (83)          (263)            --              (346)
                                                     ---------      ---------      ---------      ------------
                                                           (83)          (983)            --            (1,066)
                                                     ---------      ---------      ---------      ------------
         Balance, end of period ................     $     543      $   2,117      $      --      $      2,660
                                                     =========      =========      =========      ============


4.       INVENTORIES

         The composition of inventories at March 31, 2002 and December 31, 2001 is as follows:


                                  MARCH 31,      DECEMBER 31,
                                    2002             2001
                                 -----------     ------------
        Raw materials ......     $     8,308     $     12,814
        Work-in-process ....          22,411           18,667
        Finished goods .....          26,203           26,720
                                 -----------     ------------
         Total .............     $    56,922     $     58,201
                                 ===========     ============

         The carrying value of inventories on a last-in, first-out basis, at March 31, 2002 and December 31, 2001, approximates their current cost.

                         INTERNATIONAL WIRE GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)


5.       LONG-TERM OBLIGATIONS

         The composition of long-term obligations at March 31, 2002 and December 31, 2001 is as follows:

                                                              MARCH 31,      DECEMBER 31,
                                                                2002             2001
                                                            ------------     -----------
        Second Amended and Restated Credit Agreement ..     $         --     $        --
        Senior Subordinated Notes .....................          150,000         150,000
        Series B Senior Subordinated Notes ............          150,000         150,000
        Series B Senior Subordinated Notes Premium ....            6,483           6,912
        Industrial revenue bonds ......................           15,500          15,500
        Other .........................................            8,958           9,380
                                                            ------------     -----------
                                                                 330,941         331,792
        Less, current maturities ......................            3,152           3,049
                                                            ------------     -----------
                                                            $    327,789     $   328,743
                                                            ============     ===========

         The schedule of principal payments for long-term obligations, excluding premium, at March 31, 2002 is as follows:

        2002 .......................................     $      954
        2003........................................          1,274
        2004........................................            336
        2005........................................        314,137
        2006........................................            187
        Thereafter..................................          7,570
                                                         ----------
          Total.....................................     $  324,458
                                                         ==========


         SECOND AMENDED AND RESTATED CREDIT AGREEMENT

         The Second Amended and Restated Credit Agreement (the "Credit Agreement") consists of a $70,000 revolving credit facility, subject to certain borrowing base requirements that will mature on January 15, 2005. The Credit Agreement provides that a portion of the Credit Agreement, not in excess of $35,000, is available for the issuance of letters of credit. At March 31, 2002, the Company had no borrowings outstanding under the Credit Agreement and $26,941 in outstanding letters of credit.

         The Company's obligations under the Credit Agreement bear interest, at the option of the Company, at a rate per annum equal to (a) the Alternate Base Rate (as defined in the Credit Agreement) plus 2.25% or
         (b) the Eurodollar Rate (as defined in the Credit Agreement) plus 3.25%. The Alternate Base Rate and Eurodollar Rate margins are established quarterly based on a formula as defined in the Credit Agreement. Interest payment dates vary depending on the interest rate option to which the Credit Agreement is tied, but generally interest is payable quarterly. The Credit Agreement contains several financial covenants, which, among other things, require the Company to maintain certain financial ratios and restrict the Company's ability to incur indebtedness, make capital expenditures and pay dividends.

                         INTERNATIONAL WIRE GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)


         SENIOR SUBORDINATED NOTES AND SERIES B SENIOR SUBORDINATED NOTES

         The Senior Subordinated Notes issued in connection with the formation of the Company and the Series B Notes issued in connection with the refinancing of the Company's credit facility in 1997 (collectively, the "Senior Notes") were issued under similar indentures (the "Indentures") dated June 12, 1995 and June 17, 1997, respectively. The Senior Notes represent unsecured general obligations of the Company and are subordinated to all Senior Debt (as defined in the Indentures) of the Company.

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

         The Senior Notes mature on June 1, 2005. Interest on the Senior Notes is payable semi-annually on each June 1 and December 1. The Senior Notes bear interest at the rate of 11.75% per annum. The Senior Notes are redeemable, at the Company's option, at the redemption price of 103.9% at March 31, 2002. The redemption price decreases gradually to 100% at June 1, 2003, and thereafter, with accrued interest.

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


6.       BUSINESS SEGMENT INFORMATION

         The Company operates its business as one business segment.


7.       RELATED PARTY TRANSACTIONS

         In connection with the sale of the Company's former Wire Harness business to Viasystems International, Inc., ("Viasystems"), a party with common ownership, the Company entered into an agreement to supply substantially all of their insulated wire requirements through March 2003. For the three months ended March 31, 2002 and 2001, the Company had sales to Viasystems of $8,258 and $7,974, respectively. The outstanding trade receivables were $8,506 and $12,017 at March 31, 2002 and December 31, 2001, respectively.


8.       GUARANTOR SUBSIDIARIES

         The Senior Notes are fully and unconditionally (as well as jointly and severally) guaranteed on an unsecured, senior subordinated basis by each subsidiary of the Company (the "Guarantor Subsidiaries") other than the Non-Guarantor Subsidiaries. Each of the Guarantor Subsidiaries and Non-Guarantor Subsidiaries is wholly owned by the Company.

         The following condensed, consolidating financial statements of the Company include the accounts of the Company, the combined accounts of the Guarantor Subsidiaries and the combined accounts of the Non-Guarantor Subsidiaries.

                         INTERNATIONAL WIRE GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

                                                                                      TOTAL
                                                                        TOTAL          NON-
                                                        COMPANY       GUARANTOR      GUARANTOR      ELIMINATIONS        TOTAL
                                                       ---------      ---------      ---------      ------------      ---------
BALANCE SHEET
  AS OF MARCH 31, 2002

ASSETS

    Cash .........................................     $      --      $   6,276      $   3,378      $         --      $   9,654
    Accounts receivable ..........................            --         58,911         13,423                --         72,334
    Inventories ..................................            --         48,182          8,740                --         56,922
    Other current assets .........................            --         27,684            979                --         28,663
                                                       ---------      ---------      ---------      ------------      ---------
    Total current assets .........................            --        141,053         26,520                --        167,573
    Property, plant and equipment, net ...........            --        108,753         25,225                --        133,978
    Investment in subsidiaries ...................       431,960             --             --          (431,960)            --
    Deferred income taxes ........................        10,826         19,794            (44)               --         30,576
    Intangible assets, net .......................         1,827        110,860          6,700                --        119,387
    Other assets .................................         7,629          2,655            699                --         10,983
                                                       ---------      ---------      ---------      ------------      ---------
         Total assets ............................     $ 452,242      $ 383,115      $  59,100      $   (431,960)     $ 462,497
                                                       =========      =========      =========      ============      =========

LIABILITIES AND STOCKHOLDER'S
EQUITY

    Current liabilities ..........................     $  13,796      $  60,879      $   6,428      $         --      $  81,103
    Long-term obligations, less current
        maturities ...............................       309,856         17,933             --                --        327,789
    Other long-term liabilities ..................            --         31,324            954                --         32,278
    Intercompany (receivable) payable ............        35,583        (71,893)        36,310                --             --
                                                       ---------      ---------      ---------      ------------      ---------
    Total liabilities ............................       359,235         38,243         43,692                --        441,170
    Stockholder's equity:
    Common stock .................................             0              0              0                 0              0
    Contributed capital ..........................       236,331        297,106         11,887          (308,993)       236,331
    Carryover of predecessor basis ...............            --        (67,762)            --                --        (67,762)
    Retained earnings (accumulated deficit) ......      (143,324)       115,528          7,439          (122,967)      (143,324)
    Other comprehensive loss .....................            --             --         (3,918)               --         (3,918)
                                                       ---------      ---------      ---------      ------------      ---------
    Total stockholder's equity ...................        93,007        344,872         15,408          (431,960)        21,327
                                                       ---------      ---------      ---------      ------------      ---------
          Total liabilities and stockholder's
             equity ..............................     $ 452,242      $ 383,115      $  59,100      $   (431,960)     $ 462,497
                                                       =========      =========      =========      ============      =========

                         INTERNATIONAL WIRE GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

                                                                                      TOTAL
                                                                        TOTAL          NON-
                                                        COMPANY       GUARANTOR      GUARANTOR      ELIMINATIONS        TOTAL
                                                       ---------      ---------      ---------      ------------      ---------
BALANCE SHEET
    AS OF DECEMBER 31, 2001

ASSETS

    Cash .........................................     $      --      $   5,306      $   2,711      $         --      $   8,017
    Accounts receivable ..........................            --         49,843         12,657                --         62,500
    Inventories ..................................            --         48,722          9,479                --         58,201
    Other current assets .........................            --         27,468            639                --         28,107
                                                       ---------      ---------      ---------      ------------      ---------
    Total current assets .........................            --        131,339         25,486                --        156,825
    Property, plant and equipment, net ...........            --        113,706         25,078                --        138,784
    Investment in subsidiaries ...................       442,414             --             --          (442,414)            --
    Deferred income taxes ........................        10,855            343             --                --         11,198
    Intangible assets, net .......................         1,971        180,120         11,536                --        193,627
    Other assets .................................         8,163          2,882            464                --         11,509
                                                       ---------      ---------      ---------      ------------      ---------
         Total assets ............................     $ 463,403      $ 428,390      $  62,564      $   (442,414)     $ 511,943
                                                       =========      =========      =========      ============      =========


LIABILITIES AND STOCKHOLDER'S
EQUITY

    Current liabilities ..........................     $   4,539      $  62,292      $   5,454      $         --      $  72,285
    Long-term obligations, less current
        maturities ...............................       310,285         18,458             --                --        328,743
    Other long-term liabilities ..................            --         32,264          1,070                --         33,334
    Intercompany (receivable) payable ............          (259)       (36,407)        36,666                --             --
                                                       ---------      ---------      ---------      ------------      ---------
    Total liabilities ............................       314,565         76,607         43,190                --        434,362
    Stockholder's equity (deficit):
    Common stock .................................             0              0              0                 0              0
    Contributed capital ..........................       236,331        297,106         11,887          (308,993)       236,331
    Carryover of predecessor basis ...............            --        (67,762)            --                --        (67,762)
    Retained earnings (accumulated deficit) ......       (87,493)       122,439         10,982          (133,421)       (87,493)
    Other comprehensive loss .....................            --             --         (3,495)               --         (3,495)
                                                       ---------      ---------      ---------      ------------      ---------
    Total stockholder's equity (deficit) .........       148,838        351,783         19,374          (442,414)        77,581
                                                       ---------      ---------      ---------      ------------      ---------
          Total liabilities and stockholder's
             equity (deficit) ....................     $ 463,403      $ 428,390      $  62,564      $   (442,414)     $ 511,943
                                                       =========      =========      =========      ============      =========

                         INTERNATIONAL WIRE GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)


                                                                                      TOTAL
                                                                        TOTAL          NON-
                                                        COMPANY       GUARANTOR      GUARANTOR      ELIMINATIONS        TOTAL
                                                       ---------      ---------      ---------      ------------      ---------
STATEMENT OF OPERATIONS
  FOR THE THREE MONTHS ENDED
  MARCH 31, 2002

Net sales ........................................     $      --      $  85,562      $  14,881      $          --     $ 100,443
Operating expenses:
    Cost of goods sold ...........................            --         68,560         11,455                 --        80,015
    Selling, general and administrative
      expenses ...................................            --          7,216          1,018                 --         8,234
    Depreciation and amortization ................           180          5,805            868                 --         6,853
                                                       ---------      ---------      ---------      -------------     ---------
Operating income .................................          (180)         3,981          1,540                 --         5,341
Other income (expense):
    Interest expense .............................        (8,504)          (164)          (352)                --        (9,020)
    Amortization of deferred financing costs .....          (534)            --             --                 --          (534)
    Equity in net income of subsidiaries .........       (46,613)                           --             46,613
                                                       ---------      ---------      ---------      -------------     ---------

Income (loss) before tax provision (benefit)
  and change in accounting principle .............       (55,831)         3,817          1,188             46,613        (4,213)
Income tax provision (benefit) ...................            --         (2,907)            21                 --        (2,886)
                                                       ---------      ---------      ---------      -------------     ---------
Income (loss) before change in accounting
  principle for goodwill, net of tax benefit .....       (55,831)         6,724          1,167             46,613        (1,327)
Change in accounting principle ...................            --        (49,794)        (4,710)                --       (54,504)
                                                       ---------      ---------      ---------      -------------     ---------

Net income (loss) ................................     $ (55,831)     $ (43,070)     $  (3,543)     $      46,613     $ (55,831)
                                                       =========      =========      =========      =============     =========

                                                                                      TOTAL
                                                                        TOTAL          NON-
                                                        COMPANY       GUARANTOR      GUARANTOR      ELIMINATIONS        TOTAL
                                                       ---------      ---------      ---------      ------------      ---------
STATEMENT OF OPERATIONS
  FOR THE THREE MONTHS ENDED
  MARCH 31, 2001

Net sales ........................................     $      --      $ 109,132      $  15,617      $          --      $ 124,749
Operating expenses:
    Cost of goods sold ...........................            --         84,476         12,007                 --         96,483
    Selling, general and administrative
       expenses ..................................            --          9,881          1,141                 --         11,022
    Depreciation and amortization ................           144          7,773          1,034                 --          8,951
       Impairment, unusual and plant
       closing charges ...........................            --          3,100             --                 --          3,100
                                                       ---------      ---------      ---------      -------------      ---------

Operating income .................................          (144)         3,902          1,435                 --          5,193
Other income (expense):
    Interest expense .............................        (7,834)          (244)          (372)                --         (8,450)
    Amortization of deferred financing costs .....          (339)            --             --                 --           (339)
    Equity in net income of subsidiaries .........         6,267             --             --             (6,267)
                                                       ---------      ---------      ---------      -------------      ---------
Income (loss) before tax provision (benefit) .....        (2,050)         3,658          1,063             (6,267)        (3,596)
Income tax provision (benefit) ...................            --         (1,692)           146                 --         (1,546)
                                                       ---------      ---------      ---------      -------------      ---------
Net income (loss) ................................     $  (2,050)     $   5,350      $     917      $      (6,267)     $  (2,050)
                                                       =========      =========      =========      =============      =========

                         INTERNATIONAL WIRE GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)


                                                                                     TOTAL
                                                                       TOTAL          NON-
                                                        COMPANY      GUARANTOR      GUARANTOR      ELIMINATIONS        TOTAL
                                                       ---------     ---------      ---------      ------------      ---------
STATEMENT OF CASH FLOWS
  FOR THE THREE MONTHS ENDED
  MARCH 31, 2002

Net cash provided by operating activities ........     $      --     $   1,738      $   1,756      $          --     $   3,494
                                                       ---------     ---------      ---------      -------------     ---------
Cash flows used in investing activities for
  capital expenditures ...........................            --          (346)        (1,026)                --        (1,372)
                                                       ---------     ---------      ---------      -------------     ---------
Cash flows used in financing activities for
  repayment of long-term  obligations ............            --          (422)            --                 --          (422)
                                                       ---------     ---------      ---------      -------------     ---------
Effect of exchange rate changes
   on cash and cash equivalents ..................            --            --            (63)                --           (63)
                                                       ---------     ---------      ---------      -------------     ---------
Net change in cash and cash equivalents ..........     $      --     $     970      $     667      $          --     $   1,637
                                                       =========     =========      =========      =============     =========


                                                                                      TOTAL
                                                                        TOTAL          NON-
                                                        COMPANY       GUARANTOR      GUARANTOR      ELIMINATIONS        TOTAL
                                                       ---------      ---------      ---------      ------------      ---------
STATEMENT OF CASH FLOWS
  FOR THE THREE MONTHS ENDED
  MARCH 31, 2001

Net cash used in operating activities ............     $      --     $    (637)     $    (348)     $          --     $    (985)
                                                       ---------     ---------      ---------      -------------     ---------
Cash flows used in investing activities for
  capital expenditures ...........................            --        (2,914)          (314)                --        (3,228)
                                                       ---------     ---------      ---------      -------------     ---------
Cash flows used in financing activities for
  repayment of long-term obligations .............            --          (623)            --                 --          (623)
                                                       ---------     ---------      ---------      -------------     ---------
Effect of exchange rate changes on cash and
  cash equivalents ...............................            --            --            (99)                --           (99)
                                                       ---------     ---------      ---------      -------------     ---------
Net change in cash and cash equivalents ..........     $      --     $  (4,174)     $    (761)     $          --     $  (4,935)
                                                       =========     =========      =========      =============     =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis includes the results of operations for the three months ended March 31, 2002, compared to the three months ended March 31, 2001.

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


RESULTS OF OPERATIONS


                                                                THREE MONTHS
                                                                ENDED MARCH 31,
                                                          -------------------------
                                                             2002           2001
                                                          ----------     ----------
                                                               (In thousands)
Net sales ...........................................     $  100,443     $  124,749
Operating expenses:
  Cost of goods sold ................................         80,015         96,483
  Selling, general and administrative expenses ......          8,234         11,022
  Depreciation and amortization .....................          6,853          8,951
  Impairment, unusual and plant closing charges .....             --          3,100
                                                          ----------     ----------
Operating income ....................................     $    5,341     $    5,193
                                                          ==========     ==========


THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

Net sales for the quarter were $100.4 million, a decrease of $24.3 million, or 19.5%, compared to the three months ended March 31, 2001. This decrease in sales was primarily the result of reduced demand from customers supplying the electronics / data communications and industrial / energy markets and lower copper prices. In general, the Company prices its wire products based on a spread over the cost of copper, which results in a decreased dollar value of sales when copper costs decrease. The average price of copper based on the New York Mercantile Exchange, Inc. ("COMEX") decreased to $0.72 per pound during the quarter ended March 31, 2002 from $0.82 per pound in the quarter ended March 31, 2001.

Cost of goods sold as a percentage of sales increased to 79.7% for the three months ended March 31, 2002, from 77.3% for the three months ended March 31, 2001. This change was due primarily to product mix, competitive pricing pressures and operating inefficiencies associated with lower production levels partially offset by favorable effects of the 2001 plant consolidation and realignment actions.

Selling, general and administrative expenses decreased $2.8 million, or 25.3%, to $8.2 million for the three months ended March 31, 2002, compared to $11.0 million for the same period in 2001 due to the favorable impact of actions taken in 2001 including headcount reductions, administrative and corporate reorganizations and volume related items.

Depreciation and amortization was $6.9 million for the three months ended March 31, 2002, compared to $9.0 million for the same period in 2001. This decrease of $2.1 million was due to the elimination of amortizing intangible assets in 2002 as required under SFAS No. 142 and to the closure and consolidation of certain production facilities in 2001.

During the first quarter of 2001, the Company recorded its first of a series of impairment, unusual and plant closing charges related to its plan which called for the realignment of capacity, a consolidation of production facilities and a reorganization of selling, general and administrative functions. The charge of $3.1 million in the first quarter of 2001 was taken in conjunction with the announcement to close three plants located in Alabama and Indiana. In total, the Company announced the closure of seven facilities in 2001 as well as certain selling, general and administrative consolidations and a corporate reorganization. The Company completed the closure of six of the facilities by the end of 2001, with one facility in Alabama expected to remain open through mid 2002. The production capacity from the closed locations was primarily transferred and consolidated into the Company's existing manufacturing facilities in Indiana, Texas and New York locations, which were expanded, as necessary, to accommodate the production transfer. In addition to the plant consolidations announced during 2001, the Company purchased an existing plant site for a "greenfield" insulated wire operation in Mexico. This plant is located in Durango, Mexico, which is approximately 600 miles south of the U.S./Mexican border. The startup of this Mexican facility began in the third quarter of 2001, and the Company anticipates that the plant will begin production by mid 2002. There were no such charges during the three months ended March 31, 2002.

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

Working Capital and Cash Flows

Net cash provided by operating activities was $3.5 million for the three months ended March 31, 2002 compared to net cash used in operating activities of $1.0 million for the three months ended March 31, 2001. This change was primarily due to improved working capital requirements and the favorable impact of tax refunds received in March 2002.

Net cash used in investing activities, representing capital expenditures, was $1.4 million for the three months ended March 31, 2002, compared to $3.2 million for the three months ended March 31, 2001.

Net cash used in financing activities, representing repayment of long-term obligations, was $0.4 million and $0.6 million for the three months ended March 31, 2002 and 2001, respectively.

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

The Credit Agreement consists of a $70.0 million revolving credit facility, subject to certain borrowing base requirements, that will mature on January 15, 2005. The Credit Agreement provides that a portion of the Credit Agreement, not in excess of $35.0 million, is available for the issuance of letters of credit. Based on the March 31, 2002 borrowing base calculation, the Company had available borrowing capacity under the Credit Agreement of $58.7 million, of which $26.9 million was subject to outstanding letters of credit and of which $31.8 million was available for borrowing. At March 31, 2002, the Company had no borrowings outstanding under the Credit Agreement. The Company's obligations under the Credit Agreement bear interest at floating rates and require interest payments on varying dates depending on the interest rate option selected by the Company.

The Company has outstanding $150.0 million principal amount of $11.75% Senior Subordinated Notes due 2005 under an Indenture dated June 12, 1995, $150.0 million of 11.75% Series B Senior Subordinated Notes due June 2005 under an Indenture dated June 17, 1997, priced at 108.75% for an effective interest rate of 10.15% (collectively, the 11 3/4% Notes") and $5.0 million of 14% Senior Subordinated Notes (the "14% Notes") due June 1, 2005 (collectively, the "Senior Subordinated Notes"). The 11 3/4% Notes bear interest at the rate of 11.75% per annum, requiring semi-annual interest payments of $17.6 million on each June 1 and December 1. The 14% Notes bear interest at the rate of 14% per annum, requiring a semi-annual interest payment of $0.4 million on each June 1 and December 1. Neither the 11 3/4% nor the 14% Notes are subject to any sinking fund requirements.

The schedule below reconciles "EBITDA, as adjusted," to operating income as determined in accordance with generally accepted accounting principles ("GAAP") for all periods presented in the financial statements. EBITDA, as adjusted, is defined as operating income plus depreciation, amortization of intangible assets, impairment, unusual and plant closing charges, one-time unusual items and other non-cash expense (income) items. EBITDA, as adjusted, is presented because (i) it is a widely accepted indicator of a company's ability to incur and service debt and (ii) it is the basis on which the Company's compliance with certain financial covenants contained in the Credit Agreement is principally determined. However, EBITDA, as adjusted, does not purport to represent cash provided by operating activities as reflected in the Company's consolidated statements of cash flow, is not a measure of financial performance under GAAP and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Also, the measure of EBITDA, as adjusted, may not be comparable to similar measures reported by other companies.

                                                             THREE MONTHS
                                                             ENDED MARCH 31,
                                                       -------------------------
                                                          2002           2001
                                                       ----------     ----------
                                                            (In thousands)

EBITDA, as adjusted ..............................     $   12,194     $   17,244
Depreciation and amortization ....................         (6,853)        (8,951)
Impairment, unusual and plant closing charges ....             --         (3,100)
                                                       ----------     ----------
Operating income .................................     $    5,341     $    5,193
                                                       ==========     ==========


Liquidity

The principal raw material used in the Company's products is copper. The market price of copper is subject to significant fluctuations. Working capital needs change whenever the Company experiences a significant change in copper prices. A $0.10 per pound change in the price of copper changes the Company's working capital by approximately $3.3 million. The Company enters into contractual relationships with most of its customers to adjust its prices based upon the prevailing market prices on the COMEX. This approach is patterned after the Company's arrangement with its copper suppliers and is designed to remove the risk associated with fluctuating copper prices.

The Company's primary sources of liquidity are cash flows from operations and borrowings under the Credit Agreement, which are subject to a borrowing base calculation. As of March 31, 2002, the excess availability of funds under the borrowing base calculation is $31.8 million. The major uses of cash in 2002 are expected to be for debt service requirements and capital expenditures. Management believes that cash from operating activities, together with available borrowings under the Credit Agreement, if necessary, should be sufficient to permit the Company to meet these financial obligations.


RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which supercedes APB No. 17, "Intangible Assets." SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition (i.e., the post-acquisition accounting). The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. The most significant changes made by SFAS No. 142 are: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. The Company adopted SFAS No. 142 as of January 1, 2002. Upon adoption of SFAS 142, the Company recorded an impairment to goodwill of $54.5 million, net of tax benefit of $19.4 million.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and Assets to be Disposed of" and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001. The most significant changes made by SFAS No. 144 are: (1) removes goodwill from its scope and, therefore, eliminates the requirements of SFAS No. 121 to allocate goodwill to long-lived assets to be tested for impairment, and
(2) describes a probability-weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of long-lived assets are under consideration or a range is estimated for the amount of possible future cash flows. The Company adopted SFAS No. 144 as of January 1, 2002. The adoption of this statement did not have an impact on the Company's consolidated financial position.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK


In accordance with Item 305 of Regulation S-K, the Company provided quantitative and qualitative information about market risk in "Item 7a. Quantitative and Qualitative Disclosures About Market Risk" of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001. There have been no material changes to the information disclosed in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001.

PART II.  OTHER INFORMATION


       None.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                     INTERNATIONAL WIRE GROUP, INC.


Dated:  May 14, 2002                 By:       /s/ GLENN HOLLER
                                              ----------------------------------
                                     Name:    Glenn J. Holler
                                     Title:   Senior Vice President and Chief
                                              Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)