Form 10-Q
period 2002-06-30
INTERNATIONAL WIRE GROUP INC
filed 2002-08-14
CIK 947429

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                      OUTSTANDING AT
           CLASS                                      JULY 31, 2002
           -----                                      --------------
       Common Stock                                        1,000

                         INTERNATIONAL WIRE GROUP, INC.



                                     INDEX

                                                                                                          Page
                                                                                                          ----
PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited):
      Condensed Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001 .................    3
      Condensed Consolidated Statements of Operations for the three  and six months ended June 30, 2002
           and 2001 ...................................................................................    4
      Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2001 .    5
      Notes to Condensed Consolidated Financial Statements ............................................    6
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations ........   17
Item 3.  Quantitative and Qualitative Disclosure About Market Risk ....................................   22

PART II - OTHER INFORMATION ...........................................................................   23

SIGNATURES ............................................................................................   24

CERTIFICATIONS ........................................................................................   25

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         INTERNATIONAL WIRE GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                               JUNE 30,         DECEMBER 31,
                                                                 2002              2001
                                                            -------------      -------------
                                                             (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents ...........................     $       5,879      $       8,017
  Accounts receivable trade, less allowance of $5,357
    and $4,065, respectively ..........................            74,311             62,500
  Inventories .........................................            57,794             58,201
  Other current assets ................................            26,843             28,107
                                                            -------------      -------------
    Total current assets ..............................           164,827            156,825
  Property, plant and equipment, net ..................           132,946            138,784
  Deferred income taxes ...............................            31,200             11,198
  Intangible assets, net ..............................           119,816            193,627
  Other assets ........................................            11,278             11,509
                                                            -------------      -------------
    Total assets ......................................     $     460,067      $     511,943
                                                            =============      =============

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Current maturities of long-term obligations .........     $      10,490      $       3,049
  Accounts payable ....................................            26,590             23,382
  Accrued and other liabilities .......................            38,393             42,917
  Accrued interest ....................................             3,190              2,937
                                                            -------------      -------------
    Total current liabilities .........................            78,663             72,285
Long-term obligations, less current maturities ........           326,981            328,743
Other long-term liabilities ...........................            32,479             33,334
                                                            -------------      -------------
    Total liabilities .................................           438,123            434,362
Stockholder's equity:
  Common stock, $.01 par value, 1,000 shares
    authorized, issued and outstanding ................                 0                  0
  Contributed capital .................................           236,331            236,331
  Carryover of predecessor basis ......................           (67,762)           (67,762)
  Accumulated deficit .................................          (145,098)           (87,493)
  Accumulated other comprehensive loss ................            (1,527)            (3,495)
                                                            -------------      -------------
    Total stockholder's equity ........................            21,944             77,581
                                                            -------------      -------------
    Total liabilities and stockholder's equity ........     $     460,067      $     511,943
                                                            =============      =============




   See accompanying notes to the condensed consolidated financial statements.

                         INTERNATIONAL WIRE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (Unaudited)


                                                               THREE MONTHS                    SIX MONTHS
                                                              ENDED JUNE 30,                  ENDED JUNE 30,
                                                       --------------------------      --------------------------
                                                          2002            2001            2002            2001
                                                       ----------      ----------      ----------      ----------
Net sales ........................................     $  107,579      $  115,671      $  208,022      $  240,420
Operating expenses:
  Cost of goods sold .............................         84,706          89,073         164,721         185,556
  Selling, general and administrative expenses ...          8,636           9,673          16,870          20,695
  Depreciation ...................................          6,245           6,925          12,366          13,603
  Amortization ...................................            755           2,289           1,487           4,562
  Impairment, unusual and plant closing charges ..             --             837              --           3,937
                                                       ----------      ----------      ----------      ----------
Operating income .................................          7,237           6,874          12,578          12,067
Other income (expense):
  Interest expense ...............................         (9,034)         (8,825)        (18,054)        (17,275)
  Amortization of deferred financing costs .......           (534)           (338)         (1,068)           (677)
                                                       ----------      ----------      ----------      ----------
Loss before income tax benefit and
  change in accounting principle .................         (2,331)         (2,289)         (6,544)         (5,885)
Income tax benefit ...............................           (557)           (985)         (3,443)         (2,531)
                                                       ----------      ----------      ----------      ----------
Loss before change in accounting principle .......         (1,774)         (1,304)         (3,101)         (3,354)
Change in accounting for goodwill, net of
  $19,408 tax benefit ............................             --              --         (54,504)             --
                                                       ----------      ----------      ----------      ----------
Net loss .........................................     $   (1,774)     $   (1,304)     $  (57,605)     $   (3,354)
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

                         INTERNATIONAL WIRE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (Unaudited)

                                                                                 SIX MONTHS
                                                                               ENDED JUNE 30,
                                                                      ------------------------------
                                                                          2002              2001
                                                                      ------------      ------------
Cash flows provided by (used in) operating activities:
Net loss ........................................................     $    (57,605)     $     (3,354)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Depreciation and amortization ...............................           14,919            18,842
    Deferred income taxes .......................................             (570)              233
    Change in accounting for goodwill ...........................           54,504                --
    Changes of assets and liabilities of continuing operations ..          (14,329)          (19,207)
                                                                      ------------      ------------
Net cash used in continuing operations ..........................           (3,081)           (3,486)
   Net cash provided by (used in) discontinued operations .......              412              (684)
                                                                      ------------      ------------
Net cash used in operating activities ...........................           (2,669)           (4,170)
Net cash used in investing activities for capital expenditures ..           (5,878)          (10,570)
Net cash provided by (used in) financing activities from/for
  borrowings/(repayment) of long-term obligations ...............            6,548            (1,292)
Effects of exchange rate changes on cash
  and cash equivalents ..........................................             (139)             (168)
                                                                      ------------      ------------
Net change in cash and cash equivalents .........................           (2,138)          (16,200)
Cash at beginning of the period .................................            8,017            32,244
                                                                      ------------      ------------
Cash at end of the period .......................................     $      5,879      $     16,044
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

                         INTERNATIONAL WIRE GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (Unaudited)


1.       BASIS OF PRESENTATION

         Unaudited Interim Condensed Consolidated Financial Statements

         The unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of International Wire Group, Inc. (the "Company"). The results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for a full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001.

         Recently Issued Accounting Standards

         In August 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and Assets to be Disposed of" and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. The most significant changes made by SFAS No. 144 are: (1) removes goodwill from its scope and, therefore, eliminates the requirements of SFAS No. 121 to allocate goodwill to long-lived assets to be tested for impairment, and (2) describes a probability-weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of long-lived assets are under consideration or a range is estimated for the amount of possible future cash flows. The Company adopted SFAS No. 144 as of January 1, 2002. The adoption of this statement did not have an impact on the Company's consolidated financial position.

         In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The statement rescinds FASB No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that statement, FASB No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." As a result, gains and losses from extinguishment of debt will no longer be aggregated and classified as an extraordinary item, net of related income tax effect, on the statement of earnings. Instead, such gains and losses will be classified as extraordinary items only if they meet the criteria of unusual or infrequently occurring items. SFAS No. 145 also requires that the gains and losses from debt extinguishments, which were classified as extraordinary items in prior periods, should be reclassified to continuing operations if they do not meet the criteria for extraordinary items. The provisions related to this portion of the statement are required to be applied in fiscal years beginning after May 15, 2002, with earlier application encouraged.

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The statement requires that costs associated with exit or disposal activities must be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. Such costs include lease termination costs and certain employee severance costs associated with a restructuring, discontinued operation or other exit or disposal activity. The Company is currently reviewing SFAS No. 146, which is effective for exit or disposal activities initiated after December 31, 2002.

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

         Had amortization of goodwill and other intangible assets been accounted for as prescribed under SFAS No. 142 for all periods reported, the Company's loss before change in accounting principle would have been as follows:

                                        SIX MONTHS
                                      ENDED JUNE 30,
                              ---------------------------
                                  2002            2001
                              -----------     -----------
                                   (In thousands)
As reported .............     $   (3,101)     $   (3,354)
Pro forma ...............     $   (3,101)     $     (827)



3.       IMPAIRMENT, UNUSUAL AND PLANT CLOSING CHARGES

         During the first quarter of 2001, the Company recorded its first of a series of impairment, unusual and plant closing charges related to its plan which called for the realignment of capacity, a consolidation of production facilities and a reorganization of selling, general and administrative functions. In total, the Company announced the closure of seven facilities in 2001 as well as certain selling, general and administrative consolidations and a corporate reorganization. The Company completed the closure of six of the facilities by the end of 2001, with one facility in Alabama now expected to remain open through late 2002. The production capacity from the closed locations was primarily transferred and consolidated into the Company's existing manufacturing facilities in Indiana, Texas and New York locations, which were expanded, as necessary, to accommodate the production transfer. In addition to the plant consolidations announced during 2001, the Company purchased an existing plant site for a "greenfield" insulated wire operation in Mexico. This plant is located in Durango, Mexico, which is approximately 600 miles south of the U.S./Mexican border. The startup of this Mexican facility began in the third quarter of 2001, and the Company now anticipates that the plant will begin production in the third quarter of 2002.

                         INTERNATIONAL WIRE GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)


         As a result of these actions, 205 employees have been terminated, and the Company anticipates an additional 25 will be terminated upon completion of the restructuring plan, all of whom have been notified by the Company. The related charges to impairment, unusual and plant closing costs for the three and six months ended June 30, 2001 were $837 and $3,937, respectively. There were no such charges for the three and six months ended June 30, 2002.

         A summary of activity related to plant closings is as follows:

                                                          INSULATED
                                                             WIRE          BARE WIRE
                                         CORPORATE         PRODUCTS         PRODUCTS       CONSOLIDATED
                                        -----------      -----------      -----------      ------------
SIX MONTHS ENDED JUNE 30, 2002
Balance, beginning of period ......     $     1,920      $     1,240      $     1,368      $     4,528
Charges to operations:
    Facility shut-down costs ......              --               --               --               --
    Personnel and severance costs .              --               --               --               --
                                        -----------      -----------      -----------      -----------
Cash payments:
    Facility shut-down costs ......             (36)            (271)            (437)            (744)
    Personnel and severance costs .            (769)            (194)              --             (963)
                                        -----------      -----------      -----------      -----------
                                               (805)            (465)            (437)          (1,707)
                                        -----------      -----------      -----------      -----------
Balance, end of period ............     $     1,115      $       775      $       931      $     2,821
                                        ===========      ===========      ===========      ===========


                                                          INSULATED
                                                             WIRE          BARE WIRE
                                         CORPORATE         PRODUCTS         PRODUCTS       CONSOLIDATED
                                        -----------      -----------      -----------      ------------
SIX MONTHS ENDED JUNE 30, 2001

Balance, beginning of period ......     $       626      $        --      $        --      $       626
Charges to operations:
    Facility shut-down costs ......              --            1,286               --            1,286
    Personnel and severance costs .              --            2,651               --            2,651
                                        -----------      -----------      -----------      -----------
                                                 --            3,937               --            3,937
                                        -----------      -----------      -----------      -----------
Cash payments:
    Facility shut-down costs ......              --             (527)              --             (527)
    Personnel and severance costs .            (180)          (1,651)              --           (1,831)
                                        -----------      -----------      -----------      -----------
                                               (180)          (2,178)              --           (2,358)
                                        -----------      -----------      -----------      -----------
Balance, end of period ............     $       446      $     1,759      $        --      $     2,205
                                        ===========      ===========      ===========      ===========

         In addition to the accruals for plant closings in the first and second quarters of 2001, the Company also incurred an additional $1,714 of expenses related to the facility consolidations that the Company considers to be one-time items incremental to the on-going operations. These expenses include inefficiencies incurred during the transition of production capacity and incremental costs related to the transferred lines of production. These unusual one-time charges are included in cost of goods sold for the three and six months ended June 30, 2001. There were no such charges in 2002.

                         INTERNATIONAL WIRE GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)


4.       INVENTORIES

         The composition of inventories at June 30, 2002 and December 31, 2001 is as follows:

                                                             JUNE 30,       DECEMBER 31,
                                                               2002              2001
                                                           ------------     ------------
         Raw materials ...............................     $     12,644     $     12,814
         Work-in-process .............................           18,732           18,667
         Finished goods ..............................           26,418           26,720
                                                           ------------     ------------
          Total ......................................     $     57,794     $     58,201
                                                           ============     ============

         The carrying value of inventories on a last-in, first-out basis, at June 30, 2002 and December 31, 2001, approximates their current cost.


5.       LONG-TERM OBLIGATIONS

         The composition of long-term obligations at June 30, 2002 and December 31, 2001 is as follows:


                                                              JUNE 30,      DECEMBER 31,
                                                                2002            2001
                                                           ------------     ------------
         Second Amended and Restated Credit Agreement      $      7,300     $         --
         Senior Subordinated Notes ...................          150,000          150,000
         Series B Senior Subordinated Notes ..........          150,000          150,000
         Series B Senior Subordinated Notes Premium ..            6,043            6,912
         Industrial revenue bonds ....................           15,500           15,500
         Other .......................................            8,628            9,380
                                                           ------------     ------------
                                                                337,471          331,792
         Less, current maturities ....................           10,490            3,049
                                                           ------------     ------------
                                                           $    326,981     $    328,743
                                                           ============     ============

         The schedule of principal payments for long-term obligations, excluding premium, at June 30, 2002 is as follows:

         2002.........................................     $      7,926
         2003.........................................            1,275
         2004.........................................              336
         2005.........................................          309,637
         2006.........................................            4,656
         Thereafter...................................            7,598
                                                           ------------
           Total......................................     $    331,428
                                                           ============


         SECOND AMENDED AND RESTATED CREDIT AGREEMENT

         The Second Amended and Restated Credit Agreement (the "Credit Agreement") consists of a $70,000 revolving credit facility, subject to certain borrowing base requirements that will mature on January 15, 2005. The Credit Agreement provides that a portion of the Credit Agreement, not in excess of $35,000, is available for the issuance of letters of credit. At June 30, 2002, the Company had $7,300 outstanding under the Credit Agreement and $29,439 in outstanding letters of credit.

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

         The Senior Notes mature on June 1, 2005. Interest on the Senior Notes is payable semi-annually on each June 1 and December 1. The Senior Notes bear interest at the rate of 11.75% per annum. The Senior Notes are redeemable, at the Company's option, at the redemption price of 102.0% at June 30, 2002. The redemption price decreases to 100% at June 1, 2003, and thereafter, with accrued interest.

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


7.       RELATED PARTY TRANSACTIONS

         In connection with the sale of the Company's former wire harness business to Viasystems International, Inc., ("Viasystems"), a party with common ownership, the Company entered into an agreement to supply substantially all of their insulated wire requirements through March 2003. The Company had sales to Viasystems of $10,578 and $8,269 for the three months ended June 30, 2002 and 2001 and $18,836 and $16,243 for the six months ended June 30, 2002 and 2001, respectively. The outstanding trade receivables were $11,398 and $12,017 at June 30, 2002 and December 31, 2001, respectively.

                         INTERNATIONAL WIRE GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)


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

                         INTERNATIONAL WIRE GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

                                                                                     TOTAL
                                                                     TOTAL            NON-
                                                     COMPANY       GUARANTOR       GUARANTOR      ELIMINATIONS        TOTAL
                                                  ------------    ------------    ------------    ------------    ------------
BALANCE SHEET
    AS OF JUNE 30, 2002

ASSETS

    Cash ......................................   $         --    $      4,624    $      1,255    $         --    $      5,879
    Accounts receivable .......................             --          59,849          14,462              --          74,311
    Inventories ...............................             --          48,047           9,747              --          57,794
    Other current assets ......................             --          25,553           1,290              --          26,843
                                                  ------------    ------------    ------------    ------------    ------------
             Total current assets .............             --         138,073          26,754              --         164,827
      Property, plant and equipment, net ......             --         105,881          27,065              --         132,946
    Investment in subsidiaries ................        422,012              --              --        (422,012)             --
    Deferred income taxes .....................         11,450          19,794             (44)             --          31,200
    Intangible assets, net ....................          1,682         110,758           7,376              --         119,816
    Other assets ..............................          7,097           2,861           1,320              --          11,278
                                                  ------------    ------------    ------------    ------------    ------------
         Total assets .........................   $    442,241    $    377,367    $     62,471    $   (422,012)   $    460,067
                                                  ============    ============    ============    ============    ============

LIABILITIES AND STOCKHOLDER'S EQUITY

    Current liabilities .......................   $      4,817    $     66,482    $      7,364    $         --    $     78,663
    Long-term obligations, less current
        maturities ............................        316,716          10,265              --              --         326,981
    Other long-term liabilities ...............             --          31,142           1,337              --          32,479
    Intercompany (receivable) payable .........         29,475         (63,897)         34,422              --              --
                                                  ------------    ------------    ------------    ------------    ------------
         Total liabilities ....................        351,008          43,992          43,123              --         438,123
    Stockholder's equity:
       Common stock ...........................              0               0               0               0               0
       Contributed capital ....................        236,331         297,106          11,887        (308,993)        236,331
       Carryover of predecessor basis .........             --         (67,762)             --              --         (67,762)
       Retained earnings (accumulated deficit)        (145,098)        104,031           8,988        (113,019)       (145,098)
       Other comprehensive loss ...............             --              --          (1,527)             --          (1,527)
                                                  ------------    ------------    ------------    ------------    ------------
    Total stockholder's equity ................         91,233         333,375          19,348        (422,012)         21,944
                                                  ------------    ------------    ------------    ------------    ------------
         Total liabilities and stockholder's
           equity .............................   $    442,241    $    377,367    $     62,471    $   (422,012)   $    460,067
                                                  ============    ============    ============    ============    ============

                         INTERNATIONAL WIRE GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

                                                                                     TOTAL
                                                                     TOTAL            NON-
                                                     COMPANY       GUARANTOR       GUARANTOR      ELIMINATIONS        TOTAL
                                                  ------------    ------------    ------------    ------------    ------------
BALANCE SHEET
    AS OF DECEMBER 31, 2001

ASSETS

    Cash ......................................   $         --    $      5,306    $      2,711    $         --    $      8,017
    Accounts receivable .......................             --          49,843          12,657              --          62,500
    Inventories ...............................             --          48,722           9,479              --          58,201
    Other current assets ......................             --          27,468             639              --          28,107
                                                  ------------    ------------    ------------    ------------    ------------
             Total current assets .............             --         131,339          25,486              --         156,825
      Property, plant and equipment, net ......             --         113,706          25,078              --         138,784
    Investment in subsidiaries ................        442,414              --              --        (442,414)             --
    Deferred income taxes .....................         10,855             343              --              --          11,198
    Intangible assets, net ....................          1,971         180,120          11,536              --         193,627
    Other assets ..............................          8,163           2,882             464              --          11,509
                                                  ------------    ------------    ------------    ------------    ------------
          Total assets ........................   $    463,403    $    428,390    $     62,564    $   (442,414)   $    511,943
                                                  ============    ============    ============    ============    ============

LIABILITIES AND STOCKHOLDER'S EQUITY

    Current liabilities .......................   $      4,539    $     62,292    $      5,454    $         --    $     72,285
    Long-term obligations, less current
        maturities ............................        310,285          18,458              --              --         328,743
    Other long-term liabilities ...............             --          32,264           1,070              --          33,334
    Intercompany (receivable) payable .........           (259)        (36,407)         36,666              --              --
                                                  ------------    ------------    ------------    ------------    ------------
          Total liabilities ...................        314,565          76,607          43,190              --         434,362
    Stockholder's equity (deficit):
       Common stock ...........................              0               0               0               0               0
       Contributed capital ....................        236,331         297,106          11,887        (308,993)        236,331
       Carryover of predecessor basis .........             --         (67,762)             --              --         (67,762)
       Retained earnings (accumulated deficit)         (87,493)        122,439          10,982        (133,421)        (87,493)
       Other comprehensive loss ...............             --              --          (3,495)             --          (3,495)
                                                  ------------    ------------    ------------    ------------    ------------
    Total stockholder's equity ................        148,838         351,783          19,374        (442,414)         77,581
                                                  ------------    ------------    ------------    ------------    ------------
          Total liabilities and stockholder's
            equity ............................   $    463,403    $    428,390    $     62,564    $   (442,414)   $    511,943
                                                  ============    ============    ============    ============    ============

                         INTERNATIONAL WIRE GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)


                                                                                     TOTAL
                                                                     TOTAL            NON-
                                                     COMPANY       GUARANTOR       GUARANTOR      ELIMINATIONS        TOTAL
                                                  ------------    ------------    ------------    ------------    ------------
STATEMENT OF OPERATIONS
  FOR THE THREE MONTHS ENDED
  JUNE 30, 2002

Net sales .....................................   $         --    $     93,603    $     13,976    $         --   $    107,579
Operating expenses:
    Cost of goods sold ........................             --          74,639          10,067              --         84,706
    Selling, general and administrative
       expenses ...............................             --           7,599           1,037              --          8,636
    Depreciation and amortization .............            177           5,924             899              --          7,000
                                                  ------------    ------------    ------------    ------------   ------------
Operating income (loss) .......................           (177)          5,441           1,973              --          7,237
Other income (expense):
    Interest income (expense) .................          8,885         (17,562)           (357)             --         (9,034)
    Amortization of deferred financing costs ..           (534)             --              --              --           (534)
    Equity in net income (loss) of
       subsidiaries ...........................         (9,948)             --              --           9,948             --
                                                  ------------    ------------    ------------    ------------   ------------
Income (loss) before tax provision (benefit)
   and change in accounting principle .........         (1,774)        (12,121)          1,616           9,948         (2,331)
Income tax provision (benefit) ................             --            (624)             67              --           (557)
                                                  ------------    ------------    ------------    ------------   ------------
Net income (loss) .............................   $     (1,774)   $    (11,497)   $      1,549    $      9,948   $     (1,774)
                                                  ============    ============    ============    ============   ============



                                                                                     TOTAL
                                                                     TOTAL            NON-
                                                     COMPANY       GUARANTOR       GUARANTOR      ELIMINATIONS        TOTAL
                                                  ------------    ------------    ------------    ------------    ------------
STATEMENT OF OPERATIONS
  FOR THE THREE MONTHS ENDED
  JUNE 30, 2001

Net sales .....................................   $         --    $     99,751    $     15,920    $         --   $    115,671
Operating expenses:
    Cost of goods sold ........................             --          77,507          11,566              --         89,073
    Selling, general and administrative
       expenses ...............................             --           8,487           1,186              --          9,673
    Depreciation and amortization .............            144           7,981           1,089              --          9,214
       Impairment, unusual and plant closing
          charges .............................             --             837              --              --            837
                                                  ------------    ------------    ------------    ------------   ------------
Operating income (loss) .......................           (144)          4,939           2,079              --          6,874
Other income (expense):
    Interest income (expense) .................          9,226         (17,681)           (370)             --         (8,825)
    Amortization of deferred financing costs ..           (338)             --              --              --           (338)
    Equity in net income (loss) of
       subsidiaries ...........................        (10,048)             --              --          10,048             --
                                                  ------------    ------------    ------------    ------------   ------------
Income (loss) before tax provision (benefit) ..         (1,304)        (12,742)          1,709          10,048         (2,289)
Income tax provision (benefit) ................             --          (1,058)             73              --           (985)
                                                  ------------    ------------    ------------    ------------   ------------
Net income (loss) .............................   $     (1,304)   $    (11,684)   $      1,636    $     10,048   $     (1,304)
                                                  ============    ============    ============    ============   ============

                         INTERNATIONAL WIRE GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

                                                                                     TOTAL
                                                                     TOTAL            NON-
                                                     COMPANY       GUARANTOR       GUARANTOR      ELIMINATIONS        TOTAL
                                                  ------------    ------------    ------------    ------------    ------------
STATEMENT OF OPERATIONS
  FOR THE SIX MONTHS ENDED
  JUNE 30, 2002

Net sales .....................................   $         --    $    179,165    $     28,857    $         --   $    208,022
Operating expenses:
     Cost of goods sold .......................             --         143,199          21,522              --        164,721
     Selling, general and administrative
        expenses...............................             --          14,815           2,055              --         16,870
     Depreciation and amortization ............            357          11,729           1,767              --         13,853
                                                  ------------    ------------    ------------    ------------   ------------
Operating income (loss) .......................           (357)          9,422           3,513              --         12,578
Other income (expense):
     Interest income (expense) ................            381         (17,726)           (709)             --        (18,054)
     Amortization of deferred financing costs..         (1,068)             --              --              --         (1,068)
     Equity in net income (loss) of
        subsidiaries...........................        (56,561)             --              --          56,561             --
                                                  ------------    ------------    ------------    ------------   ------------
Income (loss) before tax provision (benefit)
   and change in accounting principle .........        (57,605)         (8,304)          2,804          56,561         (6,544)
Income tax provision (benefit) ................             --          (3,531)             88              --         (3,443)
                                                  ------------    ------------    ------------    ------------   ------------
Income (loss) before change in accounting
   principle for goodwill, net of tax benefit..        (57,605)         (4,773)          2,716          56,561         (3,101)
Change in accounting principle ................             --         (49,794)         (4,710)             --        (54,504)
                                                  ------------    ------------    ------------    ------------   ------------
Net income (loss) .............................   $    (57,605)   $    (54,567)   $     (1,994)   $     56,561   $    (57,605)
                                                  ============    ============    ============    ============   ============


                                                                                     TOTAL
                                                                     TOTAL            NON-
                                                     COMPANY       GUARANTOR       GUARANTOR      ELIMINATIONS        TOTAL
                                                  ------------    ------------    ------------    ------------    ------------
STATEMENT OF OPERATIONS
  FOR THE SIX MONTHS ENDED
  JUNE 30, 2001

Net sales .....................................   $         --    $    208,883    $     31,537    $         --   $    240,420
Operating expenses:
     Cost of goods sold .......................             --         161,983          23,573              --        185,556
     Selling, general and administrative
        expenses...............................             --          18,368           2,327              --         20,695
     Depreciation and amortization ............            288          15,754           2,123              --         18,165
     Impairment, unusual and plant
        closing charges .......................             --           3,937              --              --          3,937
                                                  ------------    ------------    ------------    ------------   ------------
Operating income (loss) .......................           (288)          8,841           3,514              --         12,067
Other income (expense):
     Interest income (expense) ................          1,392         (17,925)           (742)             --        (17,275)
     Amortization of deferred financing costs..           (677)             --              --              --           (677)
     Equity in net income (loss) of
        subsidiaries...........................         (3,781)             --              --           3,781             --
                                                  ------------    ------------    ------------    ------------   ------------
Income (loss) before tax provision (benefit) ..         (3,354)         (9,084)          2,772           3,781         (5,885)
Income tax provision (benefit) ................             --          (2,750)            219              --         (2,531)
                                                  ------------    ------------    ------------    ------------   ------------
Net income (loss) .............................   $     (3,354)   $     (6,334)   $      2,553    $      3,781   $     (3,354)
                                                  ============    ============    ============    ============   ============

                         INTERNATIONAL WIRE GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)


                                                                                     TOTAL
                                                                     TOTAL            NON-
                                                     COMPANY       GUARANTOR       GUARANTOR      ELIMINATIONS        TOTAL
                                                  ------------    ------------    ------------    ------------    ------------
STATEMENT OF CASH FLOWS
  FOR THE SIX MONTHS ENDED
  JUNE 30, 2002

Net cash provided by (used in) operating
  activities ..................................   $     (7,300)   $      2,941    $      1,690    $         --   $     (2,669)
                                                  ------------    ------------    ------------    ------------   ------------
Cash flows used in investing activities for
  capital expenditures ........................             --          (2,871)         (3,007)             --         (5,878)
                                                  ------------    ------------    ------------    ------------   ------------
Cash flows provided by (used in) financing
  activities for borrowing/(repayment) of
  long-term obligations .......................          7,300            (752)             --              --          6,548
                                                  ------------    ------------    ------------    ------------   ------------
Effect of exchange rate changes
   on cash and cash equivalents ...............             --              --            (139)             --           (139)
                                                  ------------    ------------    ------------    ------------   ------------
Net change in cash and cash equivalents .......   $         --    $       (682)   $     (1,456)   $         --   $     (2,138)
                                                  ============    ============    ============    ============   ============





                                                                                     TOTAL
                                                                     TOTAL            NON-
                                                     COMPANY       GUARANTOR       GUARANTOR      ELIMINATIONS        TOTAL
                                                  ------------    ------------    ------------    ------------    ------------
STATEMENT OF CASH FLOWS
  FOR THE SIX MONTHS ENDED
  JUNE 30, 2001

Net cash provided by (used in) operating
  activities ..................................   $       (397)   $     (3,831)   $         58    $         --   $     (4,170)
                                                  ------------    ------------    ------------    ------------   ------------
Cash flows used in investing activities for
  capital expenditures ........................             --          (8,645)         (1,925)             --        (10,570)
                                                  ------------    ------------    ------------    ------------   ------------
Cash flows provided by (used in) financing
  activities for repayment of long-term
  obligations .................................            397          (1,689)             --              --         (1,292)
                                                  ------------    ------------    ------------    ------------   ------------
Effect of exchange rate changes on cash and
  cash equivalents ............................             --              --            (168)             --           (168)
                                                  ------------    ------------    ------------    ------------   ------------
Net change in cash and cash equivalents .......   $         --    $    (14,165)   $     (2,035)   $         --   $    (16,200)
                                                  ============    ============    ============    ============   ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis includes the results of operations for the three and six months ended June 30, 2002 compared to the three and six months ended June 30, 2001.

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


RESULTS OF OPERATIONS

                                                             THREE MONTHS
                                                             ENDED JUNE 30,
                                                    -----------------------------
                                                        2002             2001
                                                    ------------     ------------
                                                           (In thousands)
Net sales .....................................     $    107,579     $    115,671
Operating expenses:
  Cost of goods before item below .............           84,706           87,359
  Unusual costs related to plant consolidations               --            1,714
                                                    ------------     ------------
  Total cost of goods sold ....................           84,706           89,073
  Selling, general and administrative expenses             8,636            9,673
  Depreciation and amortization ...............            7,000            9,214
  Impairment, unusual and plant closing charges               --              837
                                                    ------------     ------------
Operating income ..............................     $      7,237     $      6,874
                                                    ============     ============


THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

Net sales for the quarter were $107.6 million, a decrease of $8.1 million, or 7.0%, compared to the three months ended June 30, 2001. This decrease in sales was primarily the result of reduced demand from customers supplying the electronics / data communications and industrial / energy markets and lower copper prices, which were partially offset by higher sales to the appliance market. In general, the Company prices its wire products based on a spread over the cost of copper, which results in a decreased dollar value of sales when copper costs decrease. The average price of copper based on the New York Mercantile Exchange, Inc. ("COMEX") decreased to $0.74 per pound during the quarter ended June 30, 2002 from $0.75 per pound in the quarter ended June 30, 2001.

Cost of goods sold excluding unusual costs related to plant consolidations as a percentage of sales increased to 78.7% for the three months ended June 30, 2002, from 75.5% for the three months ended June 30, 2001. This change was due primarily to product mix, competitive pricing pressures and operating inefficiencies associated with lower production levels partially offset by favorable effects of the 2001 plant consolidation and realignment actions.

Selling, general and administrative expenses decreased $1.0 million, or 10.7%, to $8.6 million for the three months ended June 30, 2002, compared to $9.7 million for the same period in 2001 due to the favorable impact of actions taken in 2001 including headcount reductions, administrative and corporate reorganizations and volume related items.

Depreciation and amortization was $7.0 million for the three months ended June 30, 2002, compared to $9.2 million for the same period in 2001. This decrease of $2.2 million was due to the elimination of amortizing intangible assets in 2002 as required under SFAS No. 142 and to the closure and consolidation of certain production facilities in 2001.

During the first quarter of 2001, the Company recorded its first of a series of impairment, unusual and plant closing charges related to its plan which called for the realignment of capacity, a consolidation of production facilities and a reorganization of selling, general and administrative functions. In total, the Company announced the closure of seven facilities in 2001 as well as certain selling, general and administrative consolidations and a corporate reorganization. The Company completed the closure of six of the facilities by the end of 2001, with one facility in Alabama expected to remain open through late 2002. The production capacity from the closed locations was primarily transferred and consolidated into the Company's existing manufacturing facilities in Indiana, Texas and New York locations, which were expanded, as necessary, to accommodate the production transfer. In addition to the plant consolidations announced during 2001, the Company purchased an existing plant site for a "greenfield" insulated wire operation in Mexico. This plant is located in Durango, Mexico, which is approximately 600 miles south of the U.S./Mexican border. The startup of this Mexican facility began in the third quarter of 2001, and the Company anticipates that the plant will begin production in the third quarter of 2002. The related charge to impairment, unusual and plant closings cost for the three months ended June 30, 2001 was $0.8 million. There was no such charge during the three months ended June 30, 2002.


RESULTS OF OPERATIONS

                                                              SIX MONTHS
                                                             ENDED JUNE 30,
                                                    -----------------------------
                                                        2002             2001
                                                    ------------     ------------
                                                            (In thousands)
Net sales .....................................     $    208,022     $    240,420
Operating expenses:
  Cost of goods excluding item below ..........          164,721          183,842
  Unusual costs related to plant consolidations               --            1,714
                                                    ------------     ------------
  Total cost of goods sold ....................          164,721          185,556
  Selling, general and administrative expenses            16,870           20,695
  Depreciation and amortization ...............           13,853           18,165
  Impairment, unusual and plant closing charges               --            3,937
                                                    ------------     ------------
Operating income ..............................     $     12,578     $     12,067
                                                    ============     ============


SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

Net sales for the six months ended June 30, 2002 were $208.0 million, a decrease of $32.4 million, or 13.5%, compared to the six months ended June 30, 2001. This decrease in sales was primarily the result of reduced demand from customers supplying the electronics / data communications and industrial / energy markets and lower copper prices, which were partially offset by higher sales to the appliance market. In general, the Company prices its wire products based on a spread over the cost of copper, which results in a decreased dollar value of sales when copper costs decrease. The average price of copper based on the New York Mercantile Exchange, Inc. ("COMEX") decreased to $0.73 per pound during the six months ended June 30, 2002 from $0.79 per pound during the six months ended June 30, 2001.

Cost of goods sold excluding unusual costs related to plant consolidations as a percentage of sales increased to 79.2% for the six months ended June 30, 2002, from 76.5% for the six months ended June 30, 2001. This change was due primarily to product mix, competitive pricing pressures and operating inefficiencies associated with lower production levels partially offset by favorable effects of the 2001 plant consolidation and realignment actions.

Selling, general and administrative expenses decreased $3.8 million, or 18.5%, to $16.9 million for the six months ended June 30, 2002, compared to $20.7 million for the same period in 2001 due to the favorable impact of actions taken in 2001 including headcount reductions, administrative and corporate reorganizations and volume related items.

Depreciation and amortization was $13.9 million for the six months ended June 30, 2002, compared to $18.2 million for the same period in 2001. This decrease of $4.3 million was due to the elimination of amortizing intangible assets in 2002 as required under SFAS No. 142 and to the closure and consolidation of certain production facilities in 2001.

During the first quarter of 2001, the Company recorded its first of a series of impairment, unusual and plant closing charges related to its plan which called for the realignment of capacity, a consolidation of production facilities and a reorganization of selling, general and administrative functions. In total, the Company announced the closure of seven facilities in 2001 as well as certain selling, general and administrative consolidations and a corporate reorganization. The Company completed the closure of six of the facilities by the end of 2001, with one facility in Alabama expected to remain open through late 2002. The production capacity from the closed locations was primarily transferred and consolidated into the Company's existing manufacturing facilities in Indiana, Texas and New York locations, which were expanded, as necessary, to accommodate the production transfer. In addition to the plant consolidations announced during 2001, the Company purchased an existing plant site for a "greenfield" insulated wire operation in Mexico. This plant is located in Durango, Mexico, which is approximately 600 miles south of the U.S./Mexican border. The startup of this Mexican facility began in the third quarter of 2001, and the Company anticipates that the plant will begin production in the third quarter of 2002. The related charges to impairment, unusual and plant closings cost for the six months ended June 30, 2001 were $3.9 million. There were no such charges during the six months ended June 30, 2002.


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

Working Capital and Cash Flows

Net cash used in operating activities was $2.7 million for the six months ended June 30, 2002 compared to net cash used in operating activities of $4.2 million for the six months ended June 30, 2001. This change was primarily due to lower working capital requirements.

Net cash used in investing activities, representing capital expenditures, was $5.9 million for the six months ended June 30, 2002, compared to $10.6 million for the six months ended June 30, 2001.

Net cash provided by financing activities, representing net borrowing of long-term obligations, was $6.5 million for the six months ended June 30, 2002, compared to net cash used in financing activities, representing net repayment of long-term obligations, of $1.3 million for the six months ended June 30, 2001.

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

The Credit Agreement consists of a $70.0 million revolving credit facility, subject to certain borrowing base requirements, that will mature on January 15, 2005. The Credit Agreement provides that a portion of the Credit Agreement, not in excess of $35.0 million, is available for the issuance of letters of credit. Based on the June 30, 2002 borrowing base calculation, the Company had available borrowing capacity under the Credit Agreement of $60.3 million, of which $29.4 million was subject to outstanding letters of credit and of which $23.6 million was available for borrowing. At June 30, 2002, the Company had $7.3 million in borrowings outstanding under the Credit Agreement. The Company's obligations under the Credit Agreement bear interest at floating rates and require interest payments on varying dates depending on the interest rate option selected by the Company.

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

                                                              THREE MONTHS                        SIX MONTHS
                                                             ENDED JUNE 30,                     ENDED JUNE 30,
                                                   ------------------------------      ------------------------------
                                                       2002               2001             2002              2001
                                                   ------------      ------------      ------------      ------------
                                                                           (In thousands)
EBITDA, as adjusted ..........................     $     14,237      $     18,639      $     26,431      $     35,883
Depreciation and amortization ................           (7,000)           (9,214)          (13,853)          (18,165)
Impairment, unusual and plant closing
charges ......................................               --            (2,551)               --            (5,651)
                                                   ------------      ------------      ------------      ------------
Operating income .............................     $      7,237      $      6,874      $     12,578      $     12,067
                                                   ============      ============      ============      ============


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

The Company's primary sources of liquidity are cash flows from operations and borrowings under the Credit Agreement, which are subject to a borrowing base calculation. As of June 30, 2002, the excess availability of funds under the borrowing base calculation is $23.6 million. The major uses of cash in 2002 are expected to be for debt service requirements and capital expenditures. Management believes that cash from operating activities, together with available borrowings under the Credit Agreement, if necessary, should be sufficient to permit the Company to meet these financial obligations.


RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which supercedes APB No. 17, "Intangible Assets." SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition (i.e., the post-acquisition accounting). The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. The most significant changes made by SFAS No. 142 are: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. The Company adopted SFAS No. 142 as of January 1, 2002. Upon adoption of SFAS 142, the Company recorded an impairment to goodwill of $54.5 million, net of tax benefit of $19.4 million.

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

In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The statement rescinds FASB No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that statement, FASB No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." As a result, gains and losses from extinguishment of debt will no longer be aggregated and classified as an extraordinary item, net of related income tax effect, on the statement of earnings. Instead, such gains and losses will be classified as extraordinary items only if they meet the criteria of unusual or infrequently occurring items. SFAS No. 145 also requires that the gains and losses from debt extinguishments, which were classified as extraordinary items in prior periods, should be reclassified to continuing operations if they do not meet the criteria for extraordinary items. The provisions related to this portion of the statement are required to be applied in fiscal years beginning after May 15, 2002, with earlier application encouraged.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The statement requires that costs associated with exit or disposal activities must be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. Such costs include lease termination costs and certain employee severance costs associated with a restructuring, discontinued operation or other exit or disposal activity. The Company is currently reviewing SFAS No. 146, which is effective for exit or disposal activities initiated after December 31, 2002.

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


                                 INTERNATIONAL WIRE GROUP, INC.


Dated:  August 14, 2002          By: /s/ GLENN HOLLER
                                     ------------------------------------------
                                 Name:   Glenn J. Holler
                                 Title:  Senior Vice President and Chief
                                         Financial Officer (Principal Financial
                                         and Accounting Officer)

                                  CERTIFICATION
                       PURSUANT TO 18 U.S.C. SECTION 1350,
           AS ADOPTED BY SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



I, David M. Sindelar, as Chief Executive Officer of International Wire Group, Inc., (the "Company") certify, pursuant to 18 U.S.C. Section 1350, as adopted by
Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

         (1) the accompanying Form 10-Q report for the period ending June 30, 2002 as filed with the U.S. Securities and Exchange Commission (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                            INTERNATIONAL WIRE GROUP, INC.


Dated:  August 14, 2002                     By: /s/ DAVID M. SINDELAR
                                                --------------------------------
                                            Name:  David M. Sindelar
                                            Title: Chief Executive Officer

                                  CERTIFICATION
                       PURSUANT TO 18 U.S.C. SECTION 1350,
           AS ADOPTED BY SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



I, Glenn J. Holler, as Chief Financial Officer of International Wire Group, Inc., (the "Company") certify, pursuant to 18 U.S.C. Section 1350, as adopted by
Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

         (3) the accompanying Form 10-Q report for the period ending June 30, 2002 as filed with the U.S. Securities and Exchange Commission (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

         (4) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                            INTERNATIONAL WIRE GROUP, INC.


Dated:  August 14, 2002     By:   /s/ GLENN J. HOLLER
                                  ----------------------------------------------
                            Name:   Glenn J. Holler
                            Title:  Senior Vice President and Chief Financial
                                    Officer (Principal Financial and Accounting
                                    Officer)