Form 10-Q
period 2002-09-30
INTERNATIONAL WIRE GROUP INC
filed 2002-11-14
CIK 947429

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q
(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED          SEPTEMBER 30, 2002
                              --------------------------------------------------

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

                                 YES [X] NO [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 YES [ ] NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                 OUTSTANDING AT
     CLASS                                      OCTOBER 31, 2002
  Common Stock                                         1,000

                         INTERNATIONAL WIRE GROUP, INC.


                                      INDEX

PART I - FINANCIAL INFORMATION                                                                                  Page
                                                                                                                ----
   Item 1. Condensed Consolidated Financial Statements (Unaudited):
      Condensed Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001..................       3
      Condensed Consolidated Statements of Operations for the three and nine months ended
           September 30, 2002 and 2001 .....................................................................       4
      Condensed Consolidated Statements of Cash Flows for the nine months ended
           September 30, 2002 and 2001......................................................................       5
      Notes to Condensed Consolidated Financial Statements..................................................       6
   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...........      17
   Item 3.  Quantitative and Qualitative Disclosure About Market Risk.......................................      22
   Item 4.  Controls and Procedures.........................................................................      23

PART II - OTHER INFORMATION.................................................................................      24

SIGNATURES..................................................................................................      25

CERTIFICATIONS..............................................................................................      26

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         INTERNATIONAL WIRE GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                     SEPTEMBER 30,      DECEMBER 31,
                                                                                         2002              2001
                                                                                     -------------      ------------
                                                                                      (Unaudited)

ASSETS

Current assets:
  Cash and cash equivalents ......................................................    $     10,738      $      8,017
  Accounts receivable trade, less allowance of $5,348
    and $4,065, respectively .....................................................          68,748            62,500
  Inventories ....................................................................          60,602            58,201
  Other current assets ...........................................................          26,541            28,107
                                                                                      ------------      ------------
    Total current assets .........................................................         166,629           156,825
  Property, plant and equipment, net .............................................         129,458           138,784
  Deferred income taxes ..........................................................          34,379            11,198
  Intangible assets, net .........................................................         119,135           193,627
  Other assets ...................................................................          10,599            11,509
                                                                                      ------------      ------------
    Total assets .................................................................    $    460,200      $    511,943
                                                                                      ============      ============

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Current maturities of long-term obligations ....................................    $      3,197      $      3,049
  Accounts payable ...............................................................          30,443            23,382
  Accrued and other liabilities ..................................................          35,309            42,917
  Accrued interest ...............................................................          11,943             2,937
                                                                                      ------------      ------------
    Total current liabilities ....................................................          80,892            72,285
Long-term obligations, less current maturities ...................................         326,136           328,743
Other long-term liabilities ......................................................          32,910            33,334
                                                                                      ------------      ------------
    Total liabilities ............................................................         439,938           434,362
                                                                                      ------------      ------------
Stockholder's equity:
  Common stock, $.01 par value, 1,000 shares
    authorized, issued and outstanding ...........................................               0                 0
  Contributed capital ............................................................         236,331           236,331
  Carryover of predecessor basis .................................................         (67,762)          (67,762)
  Accumulated deficit ............................................................        (146,780)          (87,493)
  Accumulated other comprehensive loss ...........................................          (1,527)           (3,495)
                                                                                      ------------      ------------
    Total stockholder's equity ...................................................          20,262            77,581
                                                                                      ------------      ------------
    Total liabilities and stockholder's equity ...................................    $    460,200      $    511,943
                                                                                      ============      ============

   See accompanying notes to the condensed consolidated financial statements.

                         INTERNATIONAL WIRE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (Unaudited)


                                                                    THREE MONTHS                      NINE MONTHS
                                                                 ENDED SEPTEMBER 30,                ENDED SEPTEMBER 30,
                                                           ------------------------------      ------------------------------
                                                              2002              2001               2002              2001
                                                           ------------      ------------      ------------      ------------
Net sales ............................................     $     99,635      $     96,867      $    307,657      $    337,287
Operating expenses:
  Cost of goods sold .................................           79,571            78,309           244,292           263,865
  Selling, general and administrative expenses .......            7,993             7,994            24,863            28,689
  Depreciation .......................................            6,294             6,683            18,660            20,286
  Amortization .......................................              821             2,292             2,308             6,854
  Impairment, unusual and plant closing charges ......               --             2,760                --             6,697
                                                           ------------      ------------      ------------      ------------
Operating income (loss) ..............................            4,956            (1,171)           17,534            10,896
Other income (expense):
  Interest expense ...................................           (9,167)           (8,950)          (27,221)          (26,225)
  Amortization of deferred financing costs ...........             (534)             (336)           (1,602)           (1,013)
  Other ..............................................               17                --                17                --
                                                           ------------      ------------      ------------      ------------
Loss before income tax benefit and
  change in accounting principle .....................           (4,728)          (10,457)          (11,272)          (16,342)
Income tax benefit ...................................           (3,046)           (4,507)           (6,489)           (7,038)
                                                           ------------      ------------      ------------      ------------
Loss before change in accounting principle ...........           (1,682)           (5,950)           (4,783)           (9,304)
Change in accounting for goodwill, net of
  $19,408 tax benefit ................................               --                --           (54,504)               --
                                                           ------------      ------------      ------------      ------------
Net loss .............................................     $     (1,682)     $     (5,950)     $    (59,287)     $     (9,304)
                                                           ============      ============      ============      ============

   See accompanying notes to the condensed consolidated financial statements.

                         INTERNATIONAL WIRE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (Unaudited)

                                                                                   NINE MONTHS
                                                                                 ENDED SEPTEMBER 30,
                                                                           ------------------------------
                                                                               2002             2001
                                                                           ------------      ------------

Cash flows provided by (used in) operating activities:
  Net loss ...........................................................     $    (59,287)     $     (9,304)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Depreciation and amortization ....................................           22,563            28,152
    Deferred income taxes ............................................           (3,749)           (6,305)
    Change in accounting for goodwill ................................           54,504                --
    Changes of assets and liabilities of continuing operations .......              738            (2,960)
                                                                           ------------      ------------
Net cash provided by continuing operations ...........................           14,769             9,583
   Net cash used in discontinued operations ..........................           (2,559)           (1,545)
                                                                           ------------      ------------
Net cash provided by operating activities ............................           12,210             8,038
Net cash used in investing activities for capital expenditures .......           (8,706)          (20,470)
Net cash provided by (used in) financing activities from/for
  borrowings/(repayment) of long-term obligations ....................           (1,139)               46
Effects of exchange rate changes on cash
  and cash equivalents ...............................................              356               (23)
                                                                           ------------      ------------
Net change in cash and cash equivalents ..............................            2,721           (12,409)
Cash at beginning of the period ......................................            8,017            32,244
                                                                           ------------      ------------
Cash at end of the period ............................................     $     10,738      $     19,835
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

                         INTERNATIONAL WIRE GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (Unaudited)


1.       BASIS OF PRESENTATION

         Unaudited Interim Condensed Consolidated Financial Statements

         The unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of International Wire Group, Inc. (the "Company"). The results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for a full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001.

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

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The statement rescinds FASB No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that statement, FASB No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." As a result, gains and losses from extinguishment of debt will no longer be aggregated and classified as an extraordinary item, net of related income tax effect, on the statement of earnings. Instead, such gains and losses will be classified as extraordinary items only if they meet the criteria of unusual or infrequently occurring items. SFAS No. 145 also requires that the gains and losses from debt extinguishments, which were classified as extraordinary items in prior periods, should be reclassified to continuing operations if they do not meet the criteria for extraordinary items. The provisions related to this portion of the statement are required to be applied in fiscal years beginning after May 15, 2002, with earlier application encouraged.

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

         The Company adopted SFAS No. 142 as of January 1, 2002. Accordingly, the Company has stopped the amortization of goodwill effective January 1, 2002.

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

         Had amortization of goodwill and other intangible assets been accounted for as prescribed under SFAS No. 142 for all periods reported, the Company's loss before change in accounting principle would have been as follows:

                                                                                     NINE MONTHS
                                                                                  ENDED SEPTEMBER 30,
                                                                               ------------------------
                                                                                 2002            2001
                                                                               ---------      ---------
                                                                                      (In thousands)
             As reported .................................................     $  (4,783)     $  (9,304)
             Pro forma ...................................................     $  (4,783)     $  (5,515)


3.       IMPAIRMENT, UNUSUAL AND PLANT CLOSING CHARGES

         During the first quarter of 2001, the Company recorded its first of a series of impairment, unusual and plant closing charges related to its plan which called for the realignment of capacity, a consolidation of production facilities and a reorganization of selling, general and administrative functions. In total, the Company announced the closure of seven facilities in 2001 as well as certain selling, general and administrative consolidations and a corporate reorganization. The Company completed the closure of six of the facilities by the end of 2001, with one facility in Alabama now expected to remain open through the first quarter of 2003. The production capacity from the closed locations was primarily transferred and consolidated into the Company's existing manufacturing facilities in Indiana, Texas and New York locations, which were expanded, as necessary, to accommodate the production transfer. In addition to the plant consolidations announced during 2001, the Company purchased an existing plant site for a "greenfield" insulated wire operation in Mexico. This plant is located in Durango, Mexico, which is approximately 600 miles south of the U.S./Mexican border. The startup of this Mexican facility began in the third quarter of 2001, and production and shipments to customers began in the third quarter of 2002.

                         INTERNATIONAL WIRE GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)


         As a result of these actions, 205 employees have been terminated, and the Company anticipates an additional 28 will be terminated upon completion of the restructuring plan, all of whom have been notified by the Company. The related charges to impairment, unusual and plant closing costs for the three and nine months ended September 30, 2001 were $2,760 and $6,697, respectively. There were no such charges for the three and nine months ended September 30, 2002.

         A summary of activity related to plant closings is as follows:

                                                                                      INSULATED
                                                                                         WIRE         BARE WIRE
                                                                        CORPORATE      PRODUCTS        PRODUCTS    CONSOLIDATED
                                                                        ---------     ----------      ---------    ------------

         NINE MONTHS ENDED SEPTEMBER 30, 2002

         Balance, beginning of period .............................     $   1,920      $   1,240      $   1,368      $   4,528
         Charges to operations:
             Facility shut-down costs .............................            --             --             --             --
             Personnel and severance costs ........................            --             --             --             --
                                                                        ---------      ---------      ---------      ---------
                                                                               --             --             --             --
                                                                        ---------      ---------      ---------      ---------
         Cash payments:
             Facility shut-down costs .............................           (52)          (306)          (874)        (1,232)
             Personnel and severance costs ........................        (1,173)          (289)           (73)        (1,535)
                                                                        ---------      ---------      ---------      ---------
                                                                           (1,225)          (595)          (947)        (2,767)
                                                                        ---------      ---------      ---------      ---------
         Balance, end of period ...................................     $     695      $     645      $     421      $   1,761
                                                                        =========      =========      =========      =========

                                                                                      INSULATED
                                                                                        WIRE         BARE WIRE
                                                                        CORPORATE      PRODUCTS       PRODUCTS     CONSOLIDATED
                                                                        ---------     ----------     ---------     ------------

         NINE MONTHS ENDED SEPTEMBER 30, 2001

         Balance, beginning of period .............................     $     626      $      --      $      --      $     626
         Charges to operations:
             Facility shut-down costs .............................            --          1,682             --          1,682
             Personnel and severance costs ........................            --          5,015             --          5,015
                                                                        ---------      ---------      ---------      ---------
                                                                               --          6,697             --          6,697
                                                                        ---------      ---------      ---------      ---------
         Cash payments:
             Facility shut-down costs .............................            --           (539)            --           (539)
             Personnel and severance costs ........................          (280)        (2,861)            --         (3,141)
                                                                        ---------      ---------      ---------      ---------
                                                                             (280)        (3,400)            --         (3,680)
                                                                        ---------      ---------      ---------      ---------
         Balance, end of period ...................................     $     346      $   3,297      $      --      $   3,643
                                                                        =========      =========      =========      =========

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

                         INTERNATIONAL WIRE GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)


4.       INVENTORIES

         The composition of inventories at September 30, 2002 and December 31, 2001 is as follows:

                                               SEPTEMBER 30,    DECEMBER 31,
                                                   2002             2001
                                               -------------    -----------
        Raw materials .......................   $  13,697        $  12,814
        Work-in-process .....................      21,265           18,667
        Finished goods ......................      25,640           26,720
                                                ---------        ---------
         Total ..............................   $  60,602        $  58,201
                                                =========        =========

         The carrying value of inventories on a last-in, first-out basis, at September 30, 2002 and December 31, 2001, approximates their current cost.

5.       LONG-TERM OBLIGATIONS

         The composition of long-term obligations at September 30, 2002 and December 31, 2001 is as follows:

                                                                 SEPTEMBER 30,    DECEMBER 31,
                                                                     2002            2001
                                                                 ------------     ------------
        Second Amended and Restated Credit Agreement .......     $         --     $         --
        Senior Subordinated Notes ..........................          150,000          150,000
        Series B Senior Subordinated Notes .................          150,000          150,000
        Series B Senior Subordinated Notes Premium .........            5,592            6,912
        Industrial revenue bonds ...........................           15,500           15,500
        Other ..............................................            8,241            9,380
                                                                 ------------     ------------
                                                                      329,333          331,792
        Less, current maturities ...........................            3,197            3,049
                                                                 ------------     ------------
                                                                 $    326,136     $    328,743
                                                                 ============     ============

         The schedule of principal payments for long-term obligations, excluding premium, at September 30, 2002 is as follows:

        2002................................................................          $      239
        2003................................................................               1,275
        2004................................................................                 336
        2005................................................................             309,637
        2006................................................................               4,656
        Thereafter..........................................................               7,598
                                                                                      ----------
          Total.............................................................          $  323,741
                                                                                      ==========

         SECOND AMENDED AND RESTATED CREDIT AGREEMENT

         The Second Amended and Restated Credit Agreement (the "Credit Agreement") consists of a $70,000 revolving credit facility, subject to certain borrowing base requirements that will mature on January 15, 2005. The Credit Agreement provides that a portion of the Credit Agreement, not in excess of $35,000, is available for the issuance of letters of credit. At September 30, 2002, the Company had no borrowings under the Credit Agreement and $29,431 in outstanding letters of credit.

                         INTERNATIONAL WIRE GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

         The Company's obligations under the Credit Agreement bear interest, at the option of the Company, at a rate per annum equal to (a) the Alternate Base Rate (as defined in the Credit Agreement) plus 2.25% or
         (b) the Eurodollar Rate (as defined in the Credit Agreement) plus 3.25%. The Alternate Base Rate and Eurodollar Rate margins are established quarterly based on a formula as defined in the Credit Agreement. Interest payment dates vary depending on the interest rate option to which the Credit Agreement is tied, but generally interest is payable quarterly. The Credit Agreement contains several financial covenants, which, among other things, require the Company to maintain certain financial ratios and restrict the Company's ability to incur indebtedness, make capital expenditures and pay dividends. As of September 30, 2002, the Company was in compliance with all related covenants.

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

7.       RELATED PARTY TRANSACTIONS

         In connection with the sale of the Company's former wire harness business to Viasystems International, Inc., ("Viasystems"), a party with common ownership, the Company entered into an agreement to supply substantially all of their insulated wire requirements through March 2003. The Company had sales to Viasystems of $8,907 and $8,852 for the three months ended September 30, 2002 and 2001 and $27,743 and $25,285 for the nine months ended September 30, 2002 and 2001, respectively. The outstanding trade receivables were $8,258 and $12,017 at September 30, 2002 and December 31, 2001, respectively.

         In October 2002, Viasystems Group, Inc., ("Viasystems") the parent company of Viasystems International, Inc., filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in order to achieve final approval for the recapitalization. The recapitalization involves the exchange of approximately $740,000 of debt into common and preferred stock. Viasystems will continue business as usual through its operating subsidiaries, including Viasystems International, Inc., which were not party to the reorganization. As a result, the Company's sales and accounts receivable are not expected to be affected by Viasystems' restructuring.

         In September 2002, the Company began selling a portion of its production scrap to Prime Materials Recovery, Inc. ("Prime"). Prime is a closely held company and its majority shareholder is the President and Chief Operating Officer of the Company. In addition, the Vice President - Finance of the Company holds a minority ownership interest. Sales to Prime for the three and nine months ended September 30, 2002 were $318 and the amounts due from Prime as of September 30, 2002 was $182. Sales to Prime were made under arms-length prices and terms comparable to those of other companies in the industry.

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

                         INTERNATIONAL WIRE GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

                                                                                         TOTAL
                                                                          TOTAL           NON-
                                                         COMPANY        GUARANTOR       GUARANTOR     ELIMINATIONS        TOTAL
                                                        ----------      ----------      ---------     ------------      ----------

BALANCE SHEET
    AS OF SEPTEMBER 30, 2002

ASSETS

    Cash .............................................  $       --      $    6,276      $    4,462      $       --      $   10,738
    Accounts receivable ..............................          --          54,000          14,748              --          68,748
    Inventories ......................................          --          49,889          10,713              --          60,602
    Other current assets .............................          --          25,066           1,475              --          26,541
                                                        ----------      ----------      ----------      ----------      ----------
             Total current assets ....................          --         135,231          31,398              --         166,629
    Property, plant and equipment, net ...............          --         101,155          28,303              --         129,458
    Investment in subsidiaries .......................     421,003              --              --        (421,003)             --
    Deferred income taxes ............................      14,629          19,794             (44)             --          34,379
    Intangible assets, net ...........................       1,538         110,656           6,941              --         119,135
    Other assets .....................................       6,568           2,891           1,140              --          10,599
                                                        ----------      ----------      ----------      ----------      ----------
         Total assets ................................  $  443,738      $  369,727      $   67,738      $ (421,003)     $  460,200
                                                        ==========      ==========      ==========      ==========      ==========

LIABILITIES AND STOCKHOLDER'S EQUITY

    Current liabilities ..............................  $    5,092      $   66,959      $    8,841      $       --      $   80,892
    Long-term obligations, less current
        maturities ...................................     308,669          17,467              --              --         326,136
    Other long-term liabilities ......................          --          32,108             802              --          32,910
    Intercompany (receivable) payable ................      40,426         (77,872)         37,446              --              --
                                                        ----------      ----------      ----------      ----------      ----------

             Total liabilities .......................     354,187          38,662          47,089              --         439,938
                                                        ----------      ----------      ----------      ----------      ----------
    Stockholder's equity:
       Common stock ..................................           0               0               0               0               0
       Contributed capital ...........................     236,331         297,106          11,887        (308,993)        236,331
       Carryover of predecessor basis ................          --         (67,762)             --              --         (67,762)
       Retained earnings (accumulated deficit) .......    (146,780)        101,721          10,289        (112,010)       (146,780)
       Other comprehensive loss ......................          --              --          (1,527)             --          (1,527)
                                                        ----------      ----------      ----------      ----------      ----------
    Total stockholder's equity .......................      89,551         331,065          20,649        (421,003)         20,262
                                                        ----------      ----------      ----------      ----------      ----------
              Total liabilities and stockholder's
                 equity ..............................  $  443,738      $  369,727      $   67,738      $ (421,003)     $  460,200
                                                        ==========      ==========      ==========      ==========      ==========

                         INTERNATIONAL WIRE GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

                                                                                         TOTAL
                                                                          TOTAL           NON-
                                                         COMPANY        GUARANTOR      GUARANTOR      ELIMINATIONS        TOTAL
                                                       ----------      ----------      ----------     ------------      ----------

BALANCE SHEET
    AS OF DECEMBER 31, 2001

ASSETS

    Cash ...........................................   $       --      $    5,306      $    2,711      $       --      $    8,017
    Accounts receivable ............................           --          49,843          12,657              --          62,500
    Inventories ....................................           --          48,722           9,479              --          58,201
    Other current assets ...........................           --          27,468             639              --          28,107
                                                       ----------      ----------      ----------      ----------      ----------
             Total current assets ..................           --         131,339          25,486              --         156,825
    Property, plant and equipment, net .............           --         113,706          25,078              --         138,784
    Investment in subsidiaries .....................      442,414              --              --        (442,414)             --
    Deferred income taxes ..........................       10,855             343              --              --          11,198
    Intangible assets, net .........................        1,971         180,120          11,536              --         193,627
    Other assets ...................................        8,163           2,882             464              --          11,509
                                                       ----------      ----------      ----------      ----------      ----------
         Total assets ..............................   $  463,403      $  428,390      $   62,564      $ (442,414)     $  511,943
                                                       ==========      ==========      ==========      ==========      ==========

LIABILITIES AND STOCKHOLDER'S EQUITY

    Current liabilities ............................   $    4,539      $   62,292      $    5,454      $       --      $   72,285
    Long-term obligations, less current
        maturities .................................      310,285          18,458              --              --         328,743
    Other long-term liabilities ....................           --          32,264           1,070              --          33,334
    Intercompany (receivable) payable ..............         (259)        (36,407)         36,666              --              --
                                                       ----------      ----------      ----------      ----------      ----------
             Total liabilities .....................      314,565          76,607          43,190              --         434,362
                                                       ----------      ----------      ----------      ----------      ----------
    Stockholder's equity (deficit):
       Common stock ................................            0               0               0               0               0
       Contributed capital .........................      236,331         297,106          11,887        (308,993)        236,331
       Carryover of predecessor basis ..............           --         (67,762)             --              --         (67,762)
       Retained earnings (accumulated deficit) .....      (87,493)        122,439          10,982        (133,421)        (87,493)
       Other comprehensive loss ....................           --              --          (3,495)             --          (3,495)
                                                       ----------      ----------      ----------      ----------      ----------
    Total stockholder's equity .....................      148,838         351,783          19,374        (442,414)         77,581
                                                       ----------      ----------      ----------      ----------      ----------
               Total liabilities and stockholder's
                  equity ...........................   $  463,403      $  428,390      $   62,564      $ (442,414)     $  511,943
                                                       ==========      ==========      ==========      ==========      ==========

                         INTERNATIONAL WIRE GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

                                                                                        TOTAL
                                                                        TOTAL            NON-
                                                       COMPANY        GUARANTOR       GUARANTOR      ELIMINATIONS      TOTAL
                                                      ----------      ----------      ----------     ------------    ----------

STATEMENT OF OPERATIONS
  FOR THE THREE MONTHS ENDED
  SEPTEMBER 30, 2002

Net sales ..........................................  $       --      $   83,410      $   16,225      $       --     $   99,635
Operating expenses:
    Cost of goods sold .............................          --          66,963          12,608              --         79,571
    Selling, general and administrative expenses ...          --           7,056             937              --          7,993
    Depreciation and amortization ..................         174           5,999             942              --          7,115
                                                      ----------      ----------      ----------      ----------     ----------
Operating income (loss) ............................        (174)          3,392           1,738              --          4,956
Other income (expense):
    Interest income (expense) ......................          35          (8,877)           (325)             --         (9,167)
    Amortization of deferred financing costs .......        (534)             --              --              --           (534)
    Equity in net income (loss) of subsidiaries ....      (1,009)             --              --           1,009             --
    Other, net .....................................          --              --              17              --             17
                                                      ----------      ----------      ----------      ----------     ----------

Income (loss) before tax provision (benefit)
  and change in accounting principle ...............      (1,682)         (5,485)          1,430           1,009         (4,728)
Income tax provision (benefit) .....................          --          (3,175)            129              --         (3,046)
                                                      ----------      ----------      ----------      ----------     ----------

Net income (loss) ..................................  $   (1,682)     $   (2,310)     $    1,301      $    1,009     $   (1,682)
                                                      ==========      ==========      ==========      ==========     ==========

                                                                                       TOTAL
                                                                        TOTAL           NON-
                                                       COMPANY        GUARANTOR       GUARANTOR      ELIMINATIONS      TOTAL
                                                      ----------      ----------      ----------     ------------    ----------
STATEMENT OF OPERATIONS
  FOR THE THREE MONTHS ENDED
  SEPTEMBER 30, 2001

Net sales ..........................................  $       --      $   82,374      $   14,493      $       --     $   96,867
Operating expenses:
    Cost of goods sold .............................          --          67,473          10,836              --         78,309
    Selling, general and administrative expenses ...          --           6,942           1,052              --          7,994
    Depreciation and amortization ..................         144           7,756           1,075              --          8,975
       Impairment, unusual and plant
          closing charges ..........................          --           2,760              --              --          2,760
                                                      ----------      ----------      ----------      ----------     ----------
Operating income (loss) ............................        (144)         (2,557)          1,530              --         (1,171)
Other income (expense):
    Interest income (expense) ......................         370          (8,941)           (379)             --         (8,950)
    Amortization of deferred financing costs .......        (336)             --              --              --           (336)
    Equity in net income (loss) of subsidiaries ....      (5,840)             --              --           5,840             --
                                                      ----------      ----------      ----------      ----------     ----------
Income (loss) before tax provision (benefit) .......      (5,950)        (11,498)          1,151           5,840        (10,457)
Income tax benefit .................................          --          (4,502)             (5)             --         (4,507)
                                                      ----------      ----------      ----------      ----------     ----------


Net income (loss) ..................................  $   (5,950)     $   (6,996)     $    1,156      $    5,840     $   (5,950)
                                                      ==========      ==========      ==========      ==========     ==========

                         INTERNATIONAL WIRE GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

                                                                                        TOTAL
                                                                        TOTAL           NON-
                                                        COMPANY       GUARANTOR       GUARANTOR      ELIMINATIONS      TOTAL
                                                     ------------    ------------    ------------    ------------   ------------

STATEMENT OF OPERATIONS
  FOR THE NINE MONTHS ENDED
  SEPTEMBER 30, 2002

Net sales .........................................  $         --    $    262,575    $     45,082    $         --   $    307,657
Operating expenses:
    Cost of goods sold ............................            --         210,162          34,130              --        244,292
    Selling, general and administrative expenses ..            --          21,871           2,992              --         24,863
    Depreciation and amortization .................           531          17,728           2,709              --         20,968
                                                     ------------    ------------    ------------    ------------   ------------
Operating income (loss) ...........................          (531)         12,814           5,251              --         17,534
Other income (expense):
    Interest income (expense) .....................           416         (26,603)         (1,034)             --        (27,221)
    Amortization of deferred financing costs ......        (1,602)             --              --              --         (1,602)
    Equity in net income (loss) of subsidiaries ...       (57,570)             --              --          57,570             --
    Other, net ....................................            --              --              17              --             17
                                                     ------------    ------------    ------------    ------------   ------------

Income (loss) before tax provision (benefit)
  and change in accounting principle ..............       (59,287)        (13,789)          4,234          57,570        (11,272)

Income tax provision (benefit) ....................            --          (6,706)            217              --         (6,489)
                                                     ------------    ------------    ------------    ------------   ------------
Income (loss) before change in accounting
  principle for goodwill, net of  tax benefit .....       (59,287)         (7,083)          4,017          57,570         (4,783)
Change in accounting principle ....................            --         (49,794)         (4,710)             --        (54,504)
                                                     ------------    ------------    ------------    ------------   ------------
Net income (loss) .................................  $    (59,287)   $    (56,877)   $       (693)   $     57,570   $    (59,287)
                                                     ============    ============    ============    ============   ============

                                                                                        TOTAL
                                                                        TOTAL           NON-
                                                       COMPANY        GUARANTOR       GUARANTOR      ELIMINATIONS      TOTAL
                                                     ------------    ------------    ------------    ------------   ------------

STATEMENT OF OPERATIONS
  FOR THE NINE MONTHS ENDED
  SEPTEMBER 30, 2001

Net sales .........................................  $         --    $    291,257    $     46,030    $         --   $    337,287
Operating expenses:
    Cost of goods sold ............................            --         229,456          34,409              --        263,865
    Selling, general and administrative expenses ..            --          25,310           3,379              --         28,689
    Depreciation and amortization .................           432          23,510           3,198              --         27,140
       Impairment, unusual and plant
          closing charges .........................            --           6,697              --              --          6,697
                                                     ------------    ------------    ------------    ------------   ------------

Operating income (loss) ...........................          (432)          6,284           5,044              --         10,896
Other income (expense):
    Interest income (expense) .....................         1,762         (26,866)         (1,121)             --        (26,225)
    Amortization of deferred financing costs ......        (1,013)             --              --              --         (1,013)
    Equity in net income (loss) of subsidiaries ...        (9,621)             --              --           9,621             --
                                                     ------------    ------------    ------------    ------------   ------------
Income (loss) before tax provision (benefit) ......        (9,304)        (20,582)          3,923           9,621        (16,342)
Income tax provision (benefit) ....................            --          (7,252)            214              --         (7,038)
                                                     ------------    ------------    ------------    ------------   ------------
Net income (loss) .................................  $     (9,304)   $    (13,330)   $      3,709    $      9,621   $     (9,304)
                                                     ============    ============    ============    ============   ============

                         INTERNATIONAL WIRE GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)


                                                                                      TOTAL
                                                                     TOTAL            NON-
                                                   COMPANY         GUARANTOR        GUARANTOR      ELIMINATIONS       TOTAL
                                                --------------  --------------   --------------   --------------  -------------
STATEMENT OF CASH FLOWS
  FOR THE NINE MONTHS ENDED
  SEPTEMBER 30, 2002

Net cash provided by operating activities ....  $           --  $        5,680   $        6,530   $           --  $      12,210
                                                --------------  --------------   --------------   --------------  -------------
Cash flows used in investing activities for
  capital expenditures .......................              --          (3,571)          (5,135)              --         (8,706)
                                                --------------  --------------   --------------   --------------  -------------
Cash flows used in financing activities for
  borrowing/(repayment) of long-term
    obligations ..............................              --          (1,139)              --               --         (1,139)
                                                --------------  --------------   --------------   --------------  -------------
Effect of exchange rate changes
   on cash and cash equivalents ..............              --              --              356               --            356
                                                --------------  --------------   --------------   --------------  -------------
Net change in cash and cash equivalents ......  $           --  $          970   $        1,751   $           --  $       2,721
                                                ==============  ==============   ==============   ==============  =============

                                                                                     TOTAL
                                                                     TOTAL            NON-
                                                   COMPANY         GUARANTOR        GUARANTOR       ELIMINATIONS        TOTAL
                                                --------------   --------------   --------------   --------------   -------------

STATEMENT OF CASH FLOWS
  FOR THE NINE MONTHS ENDED
  SEPTEMBER 30, 2001

Net cash provided by operating activities ....  $          568   $        1,479   $        5,991   $           --   $       8,038
                                                --------------   --------------   --------------   --------------   -------------
Cash flows used in investing activities for
  capital expenditures .......................              --          (13,169)          (7,301)              --         (20,470)
                                                --------------   --------------   --------------   --------------   -------------
Cash flows provided by (used in) financing
  activities for repayment of long-term
  obligations ................................            (568)             614               --               --              46
                                                --------------   --------------   --------------   --------------   -------------
Effect of exchange rate changes on cash and
  cash equivalents ...........................              --               --              (23)              --             (23)
                                                --------------   --------------   --------------   --------------   -------------

Net change in cash and cash equivalents ......  $           --   $      (11,076)  $       (1,333)  $           --   $     (12,409)
                                                ==============   ==============   ==============   ==============   =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis includes the results of operations for the three and nine months ended September 30, 2002 compared to the three and nine months ended September 30, 2001.

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


RESULTS OF OPERATIONS

                                                                                      THREE MONTHS
                                                                                   ENDED SEPTEMBER 30,
                                                                                -------------------------
                                                                                   2002            2001
                                                                                ----------     ----------
                                                                                       (In thousands)
Net sales .................................................................     $   99,635     $   96,867
Operating expenses:
  Cost of goods before item below .........................................         79,571         76,281
  Unusual costs related to plant consolidations ...........................             --          2,028
                                                                                ----------     ----------
  Total cost of goods sold ................................................         79,571         78,309
  Selling, general and administrative expenses ............................          7,993          7,994
  Depreciation and amortization ...........................................          7,115          8,975
  Impairment, unusual and plant closing charges ...........................             --          2,760
                                                                                ----------     ----------
Operating income (loss) ...................................................     $    4,956     $   (1,171)
                                                                                ==========     ==========

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

Net sales for the quarter were $99.6 million, an increase of $2.8 million, or 2.9%, compared to the three months ended September 30, 2001 resulting from increased demand in the automotive and appliance markets and slightly higher copper prices. This increase in sales was partially offset by reduced demand from customers supplying the industrial/energy market. In general, the Company prices its wire products based on a spread over the cost of copper, which results in an increased dollar value of sales when copper costs increase. The average price of copper based on the New York Mercantile Exchange, Inc. ("COMEX") increased to $0.69 per pound during the quarter ended September 30, 2002 from $0.67 per pound in the quarter ended September 30, 2001.

Cost of goods sold excluding unusual costs related to plant consolidations as a percentage of sales increased to 79.9% for the three months ended September 30, 2002, from 78.8% for the three months ended September 30, 2001. This change was due primarily to product mix and competitive pricing pressures, partially offset by favorable effects of the 2001 plant consolidation and realignment actions.

Selling, general and administrative expenses for the three months ended September 30, 2002, remained constant with the three months ended September 30, 2001 at $8.0 million as the favorable impacts of the actions taken in 2001, including headcount reductions, administrative and corporate reorganizations, were offset by higher insurance and bad debt costs.

Depreciation and amortization was $7.1 million for the three months ended September 30, 2002, compared to $9.0 million for the same period in 2001. This decrease of $1.9 million was due to the elimination of amortizing intangible assets in 2002 as required under SFAS No. 142 and to the closure and consolidation of certain production facilities in 2001.

During the first quarter of 2001, the Company recorded its first of a series of impairment, unusual and plant closing charges related to its plan which called for the realignment of capacity, a consolidation of production facilities and a reorganization of selling, general and administrative functions. In total, the Company announced the closure of seven facilities in 2001 as well as certain selling, general and administrative consolidations and a corporate reorganization. The Company completed the closure of six of the facilities by the end of 2001, with one facility in Alabama expected to remain open through the first quarter of 2003. The production capacity from the closed locations was primarily transferred and consolidated into the Company's existing manufacturing facilities in Indiana, Texas and New York locations, which were expanded, as necessary, to accommodate the production transfer. In addition to the plant consolidations announced during 2001, the Company purchased an existing plant site for a "greenfield" insulated wire operation in Mexico. This plant is located in Durango, Mexico, which is approximately 600 miles south of the U.S./Mexican border. The startup of this Mexican facility began in the third quarter of 2001, and production and shipments to customers began in the third quarter of 2002. The related charge to impairment, unusual and plant closings cost for the three months ended September 30, 2001 was $2.8 million. There was no such charge during the three months ended September 30, 2002.

RESULTS OF OPERATIONS

                                                                              NINE MONTHS
                                                                          ENDED SEPTEMBER 30,
                                                                      -------------------------
                                                                         2002           2001
                                                                      ----------     ----------
                                                                            (In thousands)
Net sales .......................................................     $  307,657     $  337,287
Operating expenses:
  Cost of goods excluding item below ............................        244,292        260,123
  Unusual costs related to plant consolidations .................             --          3,742
                                                                      ----------     ----------
  Total cost of goods sold ......................................        244,292        263,865
  Selling, general and administrative expenses ..................         24,863         28,689
  Depreciation and amortization .................................         20,968         27,140
  Impairment, unusual and plant closing charges .................             --          6,697
                                                                      ----------     ----------
Operating income ................................................     $   17,534     $   10,896
                                                                      ==========     ==========

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

Net sales for the nine months ended September 30, 2002 were $307.7 million, a decrease of $29.6 million, or 8.8%, compared to the nine months ended September 30, 2001. This decrease in sales was primarily the result of reduced demand from customers supplying the electronics / data communications and industrial / energy markets and lower copper prices, which were partially offset by higher sales to the appliance industry. In general, the Company prices its wire products based on a spread over the cost of copper, which results in a decreased dollar value of sales when copper costs decrease. The average price of copper based on the New York Mercantile Exchange, Inc. ("COMEX") decreased to $0.72 per pound during the nine months ended September 30, 2002 from $0.75 per pound during the nine months ended September 30, 2001.

Cost of goods sold excluding unusual costs related to plant consolidations as a percentage of sales increased to 79.4% for the nine months ended September 30, 2002, from 77.1% for the nine months ended September 30, 2001. This change was due primarily to product mix, competitive pricing pressures and operating inefficiencies associated with lower production levels partially offset by favorable effects of the 2001 plant consolidation and realignment actions.

Selling, general and administrative expenses decreased $3.8 million, or 13.3%, to $24.9 million for the nine months ended September 30, 2002, compared to $28.7 million for the same period in 2001 due to the favorable impact of actions taken in 2001 including headcount reductions, administrative and corporate reorganizations and volume related items.

Depreciation and amortization was $21.0 million for the nine months ended September 30, 2002, compared to $27.1 million for the same period in 2001. This decrease of $6.1 million was due to the elimination of amortizing intangible assets in 2002 as required under SFAS No. 142 and to the closure and consolidation of certain production facilities in 2001.

During the first quarter of 2001, the Company recorded its first of a series of impairment, unusual and plant closing charges related to its plan which called for the realignment of capacity, a consolidation of production facilities and a reorganization of selling, general and administrative functions. In total, the Company announced the closure of seven facilities in 2001 as well as certain selling, general and administrative consolidations and a corporate reorganization. The Company completed the closure of six of the facilities by the end of 2001, with one facility in Alabama expected to remain open through the first quarter of 2003. The production capacity from the closed locations was primarily transferred and consolidated into the Company's existing manufacturing facilities in Indiana, Texas and New York locations, which were expanded, as necessary, to accommodate the production transfer. In addition to the plant consolidations announced during 2001, the Company purchased an existing plant site for a "greenfield" insulated wire operation in Mexico. This plant is located in Durango, Mexico, which is approximately 600 miles south of the U.S./Mexican border. The startup of this Mexican facility began in the third quarter of 2001, and production and shipments to customers began in the third quarter of 2002. The related charges to impairment, unusual and plant closings cost for the nine months ended September 30, 2001 were $6.7 million. There were no such charges during the nine months ended September 30, 2002.

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

Working Capital and Cash Flows

Net cash provided by operating activities was $12.2 million for the nine months ended September 30, 2002 compared to $8.0 million for the nine months ended September 30, 2001 resulting from increased operating income.

Net cash used in investing activities for capital expenditures, was $8.7 million for the nine months ended September 30, 2002, compared to $20.5 million for the nine months ended September 30, 2001.

Net cash used in financing activities, representing repayment of long-term obligations, was $1.1 million for the nine months ended September 30, 2002, compared to net cash provided by financing activities, representing net borrowings of long-term obligations, of $0.05 million for the nine months ended September 30, 2001.

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

The Credit Agreement consists of a $70.0 million revolving credit facility, subject to certain borrowing base requirements, that will mature on January 15, 2005. The Credit Agreement provides that a portion of the Credit Agreement, not in excess of $35.0 million, is available for the issuance of letters of credit. Based on the September 30, 2002 borrowing base calculation, the Company had available borrowing capacity under the Credit Agreement of $55.2 million, of which $29.4 million was subject to outstanding letters of credit and of which $25.7 million was available for borrowing. At September 30, 2002, the Company had no borrowings under the Credit Agreement. The Company's obligations under the Credit Agreement bear interest at floating rates and require interest payments on varying dates depending on the interest rate option selected by the Company.

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

The schedule below reconciles "EBITDA, as adjusted," to operating income (loss) as determined in accordance with generally accepted accounting principles ("GAAP") for all periods presented in the financial statements. EBITDA, as adjusted, is defined as operating income (loss) plus depreciation, amortization of intangible assets, impairment, unusual and plant closing charges, one-time unusual items and other non-cash expense (income) items. EBITDA, as adjusted, is presented because (i) it is a widely accepted indicator of a company's ability to incur and service debt and (ii) it is the basis on which the Company's compliance with certain financial covenants contained in the Credit Agreement is principally determined. However, EBITDA, as adjusted, does not purport to represent cash provided by operating activities as reflected in the Company's consolidated statements of cash flow, is not a measure of financial performance under GAAP and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Also, the measure of EBITDA, as adjusted, may not be comparable to similar measures reported by other companies.

                                                                        THREE MONTHS                     NINE MONTHS
                                                                     ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                                                  --------------------------      --------------------------
                                                                     2002            2001            2002            2001
                                                                  ----------      ----------      ----------      ----------
                                                                                        (In thousands)
  EBITDA, as adjusted .......................................     $   12,071      $   12,592      $   38,502      $   48,475
  Depreciation and amortization .............................         (7,115)         (8,975)        (20,968)        (27,140)
  Impairment, unusual and plant closing
  charges ...................................................             --          (4,788)             --         (10,439)
                                                                  ----------      ----------      ----------      ----------
  Operating income (loss) ...................................     $    4,956      $   (1,171)     $   17,534      $   10,896
                                                                  ==========      ==========      ==========      ==========

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

The Company's primary sources of liquidity are cash flows from operations and borrowings under the Credit Agreement, which are subject to a borrowing base calculation. As of September 30, 2002, the excess availability of funds under the borrowing base calculation was $25.7 million. The major uses of cash in 2002 are expected to be for debt service requirements and capital expenditures. Management believes that cash from operating activities, together with available borrowings under the Credit Agreement, if necessary, should be sufficient to permit the Company to meet these financial obligations.

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The statement rescinds FASB No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that statement, FASB No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." As a result, gains and losses from extinguishment of debt will no longer be aggregated and classified as an extraordinary item, net of related income tax effect, on the statement of earnings. Instead, such gains and losses will be classified as extraordinary items only if they meet the criteria of unusual or infrequently occurring items. SFAS No. 145 also requires that the gains and losses from debt extinguishments, which were classified as extraordinary items in prior periods, should be reclassified to continuing operations if they do not meet the criteria for extraordinary items. The provisions related to this portion of the statement are required to be applied in fiscal years beginning after May 15, 2002, with earlier application encouraged.

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

ITEM 4. CONTROLS AND PROCEDURES


Based on their most recent evaluation, which was completed within the past 90 days, the Company's Chief Executive Officer and Chief Financial Officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective. There were not any significant changes in internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION


       None.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                 INTERNATIONAL WIRE GROUP, INC.


Dated: November 14, 2002         By:     /s/ GLENN HOLLER
                                    -------------------------------------------
                                 Name:  Glenn J. Holler
                                 Title: Senior Vice President and Chief
                                        Financial Officer (Principal Financial
                                        and Accounting Officer)

                                  CERTIFICATION
                       PURSUANT TO 18 U.S.C. SECTION 1350,
           AS ADOPTED BY SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



I, David M. Sindelar, as Chief Executive Officer of International Wire Group, Inc., (the "Company") certify, pursuant to 18 U.S.C. Section 1350, as adopted by
Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

         (1) the accompanying Form 10-Q report for the period ending September 30, 2002 as filed with the U.S. Securities and Exchange Commission (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                          INTERNATIONAL WIRE GROUP, INC.


Dated: November 14, 2002                  By:  /s/ DAVID M. SINDELAR
                                             ----------------------------------
                                          Name:  David M. Sindelar
                                          Title: Chief Executive Officer

                                  CERTIFICATION
                       PURSUANT TO 18 U.S.C. SECTION 1350,
      AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of International Wire Group, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David M. Sindelar, as Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

         (1) I have reviewed this quarterly report on Form 10-Q of International Wire Group, Inc.;

         (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants as of, and for, the periods presented in this quarterly report;

         (4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by other within those entities, particularly during the period in which the periodic reports are being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

                  (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         (5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

         (6) The registrant' other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                             INTERNATIONAL WIRE GROUP, INC.

Dated: November 14, 2002                     By: /s/ DAVID M. SINDELAR
                                                -------------------------------
                                             Name:  David M. Sindelar
                                             Title: Chief Executive Officer

                                  CERTIFICATION
                       PURSUANT TO 18 U.S.C. SECTION 1350,
           AS ADOPTED BY SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



I, Glenn J. Holler, as Chief Financial Officer of International Wire Group, Inc., (the "Company") certify, pursuant to 18 U.S.C. Section 1350, as adopted by
Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

         (1) the accompanying Form 10-Q report for the period ending September 30, 2002 as filed with the U.S. Securities and Exchange Commission (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                      INTERNATIONAL WIRE GROUP, INC.


Dated:  November 14, 2002             By:    /s/ GLENN J. HOLLER
                                         ---------------------------------------
                                      Name:  Glenn J. Holler
                                      Title: Senior Vice President and Chief
                                             Financial Officer (Principal
                                             Financial and Accounting Officer)

                                  CERTIFICATION
                       PURSUANT TO 18 U.S.C. SECTION 1350,
      AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of International Wire Group, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David M. Sindelar, as Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

         (1) I have reviewed this quarterly report on Form 10-Q of International Wire Group, Inc.;

         (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants as of, and for, the periods presented in this quarterly report;

         (4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by other within those entities, particularly during the period in which the periodic reports are being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

                  (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         (5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

         (6) The registrant' other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                      INTERNATIONAL WIRE GROUP, INC.


Dated:  November 14, 2002             By:       /s/ GLENN J. HOLLER
                                         ---------------------------------------
                                      Name:  Glenn J. Holler
                                      Title: Senior Vice President and Chief
                                             Financial Officer (Principal
                                             Financial and Accounting Officer)