Form 10-K
period 2002-12-31
INTERNATIONAL WIRE GROUP INC
filed 2003-03-31
CIK 947429

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

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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
          (State or other jurisdiction of                            (I.R.S. Employer
          incorporation or organization)                            Identification No.)

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).  Yes [ ]    No [X]

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

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                               OUTSTANDING AT
                                                                 MARCH 31,
CLASS                                                               2003
-----                                                          --------------
Common Stock................................................       1,000

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

          CAUTIONARY STATEMENTS CONCERNING FORWARD-LOOKING STATEMENTS

     Information set forth in this Annual Report on Form 10-K regarding expected or possible future events, including statements of the plans and objectives of management for future growth, operations, products and services and statements related to future economic performance, is forward-looking and subject to risks and uncertainties. For those statements, International Wire Group, Inc. (the "Company") claims the protection of the safe harbor for forward-looking statements provided for by Section 21E of the Securities Exchange Act of 1934, as amended. Factors that could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements are discussed at greater length herein. Forward-looking statements can be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "pro forma," "anticipates" or "intends" or the negative of any thereof or other variations thereof or comparable terminology, or by discussions of strategy or intentions. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                     PART I

ITEM 1. BUSINESS

GENERAL

     The Company, through its subsidiaries, is a leading manufacturer and marketer of wire products, including bare and tin-plated copper wire and insulated copper wire products, for other wire suppliers and original equipment manufacturers ("OEMs"). The Company's products include a broad spectrum of copper wire configurations and gauges with a variety of electrical and conductive characteristics and are utilized by a wide variety of customers primarily in the appliance, automotive, electronics and data communications, and general industrial/energy industries. The Company manufactures and distributes its products at 24 facilities located in the United States, Mexico, France, Italy and the Philippines.

     - Bare Wire Products. The Company's bare and tin-plated copper wire products (or conductors) are used to transmit digital, video and audio signals or conduct electricity and are sold to a diverse customer base of approximately 800 insulated wire manufacturers and various industrial OEMs for use in computer and data communications products, general industrial, energy, appliances, automobiles and other applications.

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

BACKGROUND

     In December 1992, an investor group led by Hicks, Muse, Tate & Furst Incorporated ("Hicks Muse") acquired Kirtland Indiana, Limited Partnership ("KILP"), which was subsequently renamed Wirekraft Industries, Inc. ("Wirekraft"). KILP was engaged in the manufacturing of insulated wire and the fabrication of wire harnesses. In March 1995, an investor group led by Hicks Muse acquired Omega Wire, Inc. ("Omega"). In June 1995, through a series of acquisitions and mergers, the Company was organized to combine the operations of Wirekraft and Omega. The acquisition of Omega broadened the Company's product offering through the addition of a broad and diverse bare wire product offering and vertically integrated the Company by substantially reducing the Company's need to purchase outside bare wire.

     In March 1996, the Company acquired (the "DWT Acquisition") the business of Hoosier Wire, Inc., Dekko Automotive Wire, Inc., Albion Wire, Inc. and Silicones, Inc., a group of affiliated companies together under the trade name Dekko Wire Technology Group ("Dekko"). Dekko was engaged in the manufacture and marketing of insulated and bare copper wire. The DWT Acquisition increased the Company's insulated and bare wire manufacturing capabilities and increased the Company's capacity to better serve its client base and expand into new markets by adding specialty products to the Company's product offering.

     In February 1997, the Company acquired (the "Camden Acquisition") all of the issued and outstanding common stock of Camden Wire Co., Inc., a manufacturer and marketer of bare and tin-plated copper wire. The Camden Acquisition allowed the Company to expand its geographic manufacturing base and to realize efficiencies through consolidation of operations and process improvements.

     In 1998, the Company made two strategic acquisitions, the acquisition of the assets of Spargo Wire Company, Inc., which expanded the Company's offering of bare wire, and the acquisition of Italtrecce S.r.l., which expanded the Company's offering of specialty braid products and allowed the Company to expand its geographic manufacturing base to Italy. In addition, in July 1998, the Company completed the construction of a facility in Cebu, Philippines and began operations. The Cebu facility allowed the Company to supply global customers of the Company and to build relationships with new customers in the Asia Pacific markets.

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

     In March 2000, the Company sold its Wire Harness business to Viasystems International, Inc. ("Viasystems") for $210.8 million in cash (the "Wire Harness Sale"). At the time of the Wire Harness Sale, the Company and Viasystems were commonly controlled by affiliates of Hicks Muse. In connection with the Wire Harness Sale, the Company entered into an agreement to supply Viasystems' wire harness business with substantially all of their insulated wire requirements through March 2003, which was a continuation of the then existing practice. This supply agreement has been extended through December 2005. See "Note 7 to the Company's Consolidated Financial Statements" included herein for further discussion of the Wire Harness Sale.

     During 2001, the Company announced its intention to realign its production capacity and consolidate certain facilities (See Note 10 to the Company's Consolidated Financial Statements for information regarding the Company's plan to realign capacity). In connection with the realignment, the Company closed six of its plants. Such plants were located in Ardmore, Alabama; Elkmont, Alabama; Albion, Indiana; Corunna, Indiana and two plants in Pine Bluff, Arkansas. The production capacity for these locations has been primarily transferred and consolidated into the Company's existing plants in Indiana, Texas and New York, which were expanded as necessary to accommodate the production transfer. Some of the production capacity from the closed locations was moved to the Company's new facility in Durango, Mexico. In addition, as part of the Company's realignment plan, the Company closed the remaining facility in Elkmont, Alabama in the first quarter of 2003.

     In August 2001, the Company furthered its international expansion with the purchase of a manufacturing facility in Durango, Mexico. Management believes that this new facility, approximately 600 miles south of the U.S./Mexican border, will allow the Company to expand its relationships with existing global customers in North America and seek new opportunities in Central and South America. Production and shipments to customers from this facility began in the third quarter of 2002.

PRODUCTS AND MARKETS

     The Company conducts its operation through one segment, the manufacture and marketing of bare and tin-plated copper wire products and insulated copper wire products (the "Wire Segment"). The following is a description of the Company's primary products and markets served:

  BARE WIRE PRODUCTS (55% OF 2002 CONSOLIDATED SALES)

     The Company's external sales of bare wire products are primarily to wire insulators, who apply insulating materials to the bare wire through an extrusion process. These wire insulators sell the insulated wire to a variety of customers in the following markets: (i) appliance (approximately 18% of total 2002 bare wire sales); (ii) automotive (approximately 25% of total 2002 bare wire sales);
(iii) electronics and data communications (approximately 31% of total 2002 bare wire sales) including cable television, safety and security control, and local area network ("LAN") and computer systems; and (iv) industrial/energy (approximately 26% of total 2002 bare wire sales) including heating, ventilating and air conditioning ("HVAC") systems; circuit protection, digital and cellular phone towers, elevator cables, mining and oil exploration, mass transit and utility power distribution applications. The Company manufactures a broad array of bare and tin-plated copper conductors including the following:

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

     - Cabled Wire and Braided Wire. Cabled wire and braided wire are combinations of single, bunched or stranded wire twisted together in various patterns and thickness. These wires transmit electrical current and are typically used in mining, mass transportation, automotive, utility power distribution, cellular and digital towers and other industrial applications.

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

  INSULATED WIRE PRODUCTS (45% OF 2002 CONSOLIDATED SALES)

     The Company's sales of insulated wire products are primarily to independent wire harness fabricators for use in the automotive (approximately 70% of total 2002 insulated wire sales), appliance (approximately 28% of total 2002 insulated wire sales) and other industrial (approximately 2% of total 2002 insulated wire sales) markets. The Company divides its customers who manufacture wire harnesses into three broad groups: (a) Tier 1 suppliers to Ford Motor Company and Chrysler Corporation (General Motors Corporation ("GM") continues to purchase the majority of its wire and wire harness products from Delphi Corporation, formerly a division of GM that has in-house wire and wire harness manufacturing capability); (b) suppliers to the North American facilities of Japanese automakers, that utilize "thin-wall" insulated wire which complies with Japanese Industrial Standards ("JIS"); and (c) suppliers to appliance OEMs.

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

MARKETING

     The Company sells its products through a combination of direct (Company employed) sales people, manufacturer's representatives and distributors. The Company's sales organization is supported by an internal marketing staff and customer service groups. Collectively, these departments act as a bridge between the Company's customers and its production and engineering staff. The Company's engineers work directly with customers in manufacturing the wire products to the customer's exact specifications. In addition, engineers work closely with the Company's production managers, quality supervisors and customer service representatives to ensure the timely delivery of quality products.

KEY CUSTOMERS

     The Company sells its products primarily to major appliance and automotive wire harness manufacturers and copper wire insulators who then sell to a diverse array of end users. For the years ended December 31, 2002, 2001 and 2000, the Company had significant sales to Lear Corporation which represented 11%, 12% and 13% of the Company's consolidated net sales from continuing operations for each of the respective years. The Company had no other customers who accounted for more than 10% of consolidated net sales during these years.

INTERNATIONAL OPERATIONS

     The Company currently has operations in Mexico, France, Italy and the Philippines. For the years ended December 31, 2002, 2001 and 2000, approximately 15%, 14% and 12% of the Company's consolidated net sales from continuing operations originated from these foreign operations. A portion of these sales were to Tier 1 automotive suppliers whose products were sold back into the United States. The Company has a manufacturing facility in Durango, Mexico, a manufacturing facility in Cebu, Philippines, a manufacturing facility in Vinovo, Italy and three facilities near Lyon, France. See "Note 13 to the Company's Consolidated Financial Statements" included herein for further information about the Company's international operations.

     The Company is subject to risks generally associated with international operations, including price and exchange controls and other restrictive actions. In addition, fluctuations in currency exchange rates may affect the Company's results of operations. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for further discussion about the Company's foreign currency risk.

RAW MATERIALS

     The principal raw material used by the Company is copper, which is primarily purchased in the form of 5/16-inch rod from the major copper producers in North America, Japan and Europe. Copper rod prices are based on market prices, which are generally established by reference to the New York Mercantile Exchange, Inc. ("COMEX") prices, plus a premium charged to convert copper cathode to copper rod and deliver it to the required location. As a world traded commodity, copper prices have historically been subject to fluctuations. While fluctuations in the price of copper may directly affect the per unit prices of the Company's products, these fluctuations have not had, nor are expected to have, a material impact on the Company's profitability due to copper price pass-through arrangements that the Company has with its customers. These sales arrangements are based on similar variations of monthly copper price formulas. Use of these copper price formulas minimizes the differences between raw material copper costs charged to the cost of sales and the pass-through pricing charged to customers.

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

  BARE WIRE PRODUCTS

     As of December 31, 2002, the Company had twelve facilities dedicated to the production and distribution of bare wire products. Six of these facilities are located in New York, two are in France, one in Indiana, one in Texas, one in Italy and one distribution facility is located in California. The manufacturing of bare wire consists of one or more of the following four processes: wire drawing; plating; bunching and stranding; and cabling.

     - Wire Drawing Process. Wire drawing is a multi-step process in which raw copper material, primarily 5/16-inch copper rod, is drawn through a series of dies of decreasing diameter.

     - Plating Process. After being drawn, the Company's wire products may be plated through an electroplating process. The Company has the capability to plate copper wire with tin and other metals. Approximately 23% of the Company's bare wire products are plated with tin. The plating process prevents the bare copper from oxidizing and also allows the wire to be soldered, which is an important quality in many electrical applications.

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

  INSULATED WIRE PRODUCTS

     As of December 31, 2002, the Company had a total of twelve manufacturing and distribution facilities used to produce and distribute insulated wire. Four of the manufacturing facilities are located in Texas, three are in Indiana, one in Alabama, one in Mexico, one in the Philippines and one is located in France. The Company has one distribution facility in Texas. The production of insulated wire starts with bare wire (primarily manufactured internally) and involves insulating the wire products with various polymeric insulating compounds through an extrusion process. Extrusion involves the feeding, melting and pumping of insulating compounds through a die to shape it into its final form on the wire. In order to enhance the insulation properties of some products, certain polymeric compounds can be chemically cross-linked after the extrusion process. The Company has extensive chemical cross-linking capabilities.

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

PATENTS AND TRADEMARKS

     The Company has no patents and five registered trademarks. The Company does not believe that its competitive position or its operations are dependent on any individual trademark or group of trademarks.

EMPLOYEES

     As of December 31, 2002, the Company employed approximately 2,200 full time employees. The Company believes that it has a good relationship with its employees.

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

ITEM 2. PROPERTIES

     The Company uses owned or leased properties as manufacturing and distribution facilities, warehouses and offices throughout the United States, Mexico, France, Italy and the Philippines. The Company's principal executive offices are located in St. Louis, Missouri. All of the Company's domestic owned properties are pledged to secure the Company's indebtedness under the Company's Second Amended and Restated Credit Agreement dated as of December 20, 2001, with JP Morgan Chase Bank and the other lenders party thereto, as amended (the "Credit Agreement").

     Listed below are the principal manufacturing and distribution facilities operated by the Company as of December 31, 2002:

LOCATION                         SQUARE FEET   OWNED/LEASED            PRIMARY PRODUCTS/END USE
--------                         -----------   ------------            ------------------------
BARE WIRE
Camden, New York...............    450,000         Owned        Single end, bunched, stranded, cabled
                                                                and electroplated wire
Williamstown, New York.........    210,000         Owned        Single end, bunched, stranded and
                                                                cabled wire
Bremen, Indiana................    175,000         Owned        Bunched wire
Camden, New York...............    150,000        Leased(1)     Single end, bunched, stranded and
                                                                cabled wire
Jordan, New York...............    120,000        Leased(1)     Single end, bunched, stranded,
                                                                shielding and cabled wire

LOCATION                         SQUARE FEET   OWNED/LEASED            PRIMARY PRODUCTS/END USE
--------                         -----------   ------------            ------------------------
Rome, New York.................    112,000         Owned        Bunched, stranded, cabled and
                                                                electroplated wire
Cazenovia, New York............     60,000         Owned        Braided wire
Saint-Chamond, France..........     60,000         Owned        Specialty braids, rope and cable
                                                                products
El Paso, Texas.................     57,000         Owned        Bunched wire
Saint-Chamond, France..........     30,000         Owned        Specialty braids, rope and cable
                                                                products
Vinovo, Italy..................     25,000         Owned        Braided wire
LaMirada, California...........     19,000        Leased(2)     Distribution
INSULATED WIRE
Durango, Mexico................    155,000         Owned        Automotive and appliance
Cebu, Philippines..............    135,000         Owned        Automotive
Avilla, Indiana................    119,000         Owned        Appliance and automotive
El Paso, Texas.................    101,000        Leased(2)     Appliance and automotive
Beynost, France................     82,000         Owned        Automotive
El Paso, Texas.................     70,000         Owned        Automotive
Elkmont, Alabama...............     65,000         Owned(4)     Appliance and automotive
Kendallville, Indiana..........     61,000        Leased(2)     Appliance and automotive
Kendallville, Indiana..........     60,000         Owned        Appliance and automotive
El Paso, Texas.................     60,000         Owned        Automotive
El Paso, Texas.................     50,000        Leased(3)     Distribution
El Paso, Texas.................     28,000        Leased(2)     Automotive

---------------

(1) The leases on the Company's Camden, New York and Jordan, New York facilities have remaining terms of approximately 9 years. During 1997, the Company purchased the notes that were collateralized by the Camden and Jordan properties from an unrelated creditor. The Company negotiated a payment schedule with the lessor which allows the lessor to retain title to the property until the termination of the lease, at which time the Company will have the option to purchase the properties for a nominal purchase price.

(2) The lease has a remaining term of approximately two years.

(3) The lease expires in March 2003, and the Company expects to extend the lease for an additional two years.

(4) Closed in March 2003.

     The Company believes its property and equipment include state-of-the-art technology and are well maintained. The Company believes that its property and equipment are suitable for their present and intended purposes and adequate for the Company's current level of operations and expected demand for the Company's products.

ITEM 3. LEGAL PROCEEDINGS

     The Company is party to numerous lawsuits, and has claims made against it, involving water inlet hoses previously supplied by and through the Company to various original equipment manufacturers (see "Note 7 to the Company's Consolidated Financial Statements" for a further discussion of these claims). In February, 2002, the Company initiated an action in the Circuit Court of Cook County, Chancery Division (Case No., 02CH2470) located in Chicago, Illinois titled International Wire Group, Inc. v. National Union Fire Insurance Company of Pittsburgh, Pennsylvania, AIG Technical Services, Inc., Aon Corporation and Aon Risk Services of Missouri, Ltd. (the "AIG Litigation"). The Company alleges in the complaint in such action, among other things, that National Union is obligated to defend and indemnify and otherwise provide insurance coverage to the Company and the various original equipment manufacturers for certain claims and damages related to certain water inlet hoses supplied by and through the Company pursuant to two $25 million excess insurance policies issued to the Company by National Union. The presentation of evidence at trial in such case has concluded, and the judge is expected to rule on the outcome of the case in the second quarter of 2003. While there can be no assurance that the outcome will be favorable to the Company in the AIG Litigation, and an unfavorable outcome could have a material adverse effect, the Company believes it will ultimately succeed in such AIG Litigation and, as a result, the Company believes the AIG Litigation will not have a material adverse effect.

     In addition, the Company is a party to various other legal proceedings and administrative actions, all of which are of an ordinary or routine nature incidental to the operations of the Company. The Company does not believe that such proceedings and actions would materially affect the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders in the fourth quarter of 2002.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     All of the Company's outstanding common stock is held by International Wire Holding Company ("Holding"), and there is no established public trading market for such stock. The Company has paid no dividends to common stockholders since inception and does not have any present intention to commence payment of any cash dividends. The Company intends to retain earnings to provide funds for operation and expansion of the Company's business and to repay outstanding indebtedness. The Company's ability to pay such dividends is limited by the terms of its Credit Agreement and the Indentures relating to the Senior Subordinated Notes (as defined in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Financing Arrangements"). The Company did not sell any of its equity securities in the year ended December 31, 2002.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data set forth below presents financial information for the Company for the years ended December 31, 2002, 2001, 2000, 1999 and 1998, as derived from the audited consolidated financial statements of the Company as adjusted to reflect the reclassification of discontinued operations as the result of the Wire Harness Sale. The selected financial data should be read in conjunction with the Company's

Consolidated Financial Statements and notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," each included elsewhere herein.

                                                       YEARS ENDED DECEMBER 31,
                                         -----------------------------------------------------
                                           2002        2001       2000       1999       1998
                                         ---------   --------   --------   --------   --------
                                                            (IN THOUSANDS)
RESULTS OF OPERATIONS:
  Net sales............................  $ 402,719   $425,130   $564,250   $481,665   $497,540
  Cost of goods sold(1)................    320,479    349,295    419,172    346,975    367,420
  Selling, general and administrative
     expenses(2).......................     32,100     23,497     47,123     40,504     44,561
  Depreciation and amortization........     27,645     36,475     36,206     35,537     34,999
  Goodwill impairment..................     24,355         --         --         --         --
  Impairment, unusual and plant closing
     charges(3)........................         --     12,855        650         --         --
  (Gain)/loss on sale of property,
     plant and equipment...............        (64)      (344)       543         --         --
                                         ---------   --------   --------   --------   --------
  Operating income (loss)..............     (1,796)     3,352     60,556     58,649     50,560
  Interest expense.....................    (36,520)   (35,237)   (40,804)   (43,955)   (44,292)
  Amortization of deferred financing
     costs.............................     (2,123)    (1,346)    (2,097)    (2,521)    (2,461)
  Other, net...........................       (395)      (318)      (222)        --         99
                                         ---------   --------   --------   --------   --------
  Income (loss) from continuing
     operations before income tax
     provision (benefit), cumulative
     effect of change in accounting
     principle and extraordinary
     item..............................    (40,834)   (33,549)    17,433     12,173      3,906
  Income tax provision (benefit).......     33,960    (18,895)     7,799      4,613      3,348
                                         ---------   --------   --------   --------   --------
  Income (loss) from continuing
     operations before cumulative
     effect of change in accounting
     principle and extraordinary
     item..............................    (74,794)   (14,654)     9,634      7,560        558
  Income (loss) from discontinued
     operations, net of income taxes of
     $0, ($2,150), ($1,261), $4,355 and
     $6,654, respectively(4)...........     (4,000)    (2,850)      (157)     6,364      9,097
                                         ---------   --------   --------   --------   --------
  Income (loss) before cumulative
     effect of change in accounting
     principle and extraordinary
     item..............................    (78,794)   (17,504)     9,477     13,924      9,655
  Cumulative effect of change in
     accounting, net of tax benefit of
     $19,408 and $592,
     respectively(5)...................    (54,504)        --         --       (818)        --
                                         ---------   --------   --------   --------   --------
  Income (loss) before extraordinary
     item..............................   (133,298)   (17,504)     9,477     13,106      9,655
  Extraordinary item -- loss related to
     the early extinguishment of debt,
     net of tax benefit of $2,073(6)...         --         --     (2,747)        --         --
                                         ---------   --------   --------   --------   --------
       Net income (loss)...............  $(133,298)  $(17,504)  $  6,730   $ 13,106   $  9,655
                                         =========   ========   ========   ========   ========

                                                       YEARS ENDED DECEMBER 31,
                                         -----------------------------------------------------
                                           2002        2001       2000       1999       1998
                                         ---------   --------   --------   --------   --------
                                                            (IN THOUSANDS)
OTHER DATA:
  EBITDA, as adjusted(7)...............  $  50,140   $ 57,703   $ 98,035   $ 92,644   $ 89,717
  Capital expenditures from continuing
     operations........................     11,505     25,968     22,469     19,883     29,288
  Total assets.........................    363,510    511,943    585,734    678,107    639,114
  Long-term obligations (including
     current maturities)...............    335,521    331,792    335,433    535,944    527,205
CASH FLOW DATA:
  Net cash from (used in) operating
     activities........................  $    (125)  $  3,930   $ 34,610   $ 51,475   $ 40,646
  Net cash from (used in) investing
     activities........................    (11,172)   (23,435)   (18,165)   (50,506)   (42,120)
  Net cash from (used in) financing
     activities........................      5,511     (4,489)     8,410      6,456      1,474

---------------

(1) Cost of goods sold in 2001 includes costs of $5,758 related to the closure and consolidation of certain facilities that the Company considers to be unusual items incremental to the on-going operations. These expenses include inefficiencies incurred during the transition of production capacity and other incremental costs related to the transferred lines of production. Cost of goods sold in 2001 also includes a non-cash inventory valuation charge of $10,000 to reduce the last in, first out ("LIFO") valuation of copper in inventory as a result of the decline in the average price of copper during 2001. See "Note 3 to the Company's Consolidated Financial Statements" included herein.

(2) Includes non-cash compensation expense (income) related to the stock appreciation of Holding Class A Common Stock (as defined herein) in the amount of $0, ($10,393), $80, ($1,542) and $4,158 for the years ended
    December 31, 2002, 2001, 2000, 1999 and 1998, respectively. See "Note 2 to the Company's Consolidated Financial Statements" included herein and "Item
    12. Securities Ownership."

(3) Consists of charges related to the closure and consolidation of certain facilities and administrative and corporate reorganizations of $7,387 and impairment of fixed assets related to the plant consolidations of $5,468 in 2001 (See "Note 10 to the Company's Consolidated Financial Statements" included herein) and charges relating to employee severance agreements in the amount of $650 in 2000.

(4) The income (loss) from discontinued operations represents the results of the Company's Wire Harness business, which it sold to Viasystems in March 2000 and charges for the indemnification obligation related to certain product liability claims related to the Wire Harness business. See "Note 7 to the Company's Consolidated Financial Statements" included herein.

(5) The cumulative effect of change in accounting principle in 2002 represents a loss related to the adoption of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." See "Note 2 to the Company's Consolidated Financial Statements" included herein. The cumulative effect of change in accounting principle in 1999 represents a loss related to the adoption of Financial Accounting Standards Board ("FASB") Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities."

(6) The extraordinary item in 2000 represents losses on the early extinguishment of debt. See "Note 6 to the Company's Consolidated Financial Statements" included herein.

(7) "EBITDA, as adjusted" is defined as operating income (loss) plus depreciation, amortization of intangible assets, goodwill impairment, impairment, unusual and plant closing charges, (gain)/loss on sale of property, plant and equipment, inventory valuation adjustment, non-cash compensation expense (income), unusual items incremental to the on-going operations included in cost of sales and other non-cash expense (income) items. EBITDA, as adjusted, is presented because (i) it is a widely accepted indicator of a company's ability to incur and service debt and (ii) it is the basis on which the Company's compliance with certain financial covenants contained in the Credit Agreement is principally determined. However, EBITDA, as adjusted, does not purport to represent cash provided by operating activities as reflected in the Company's consolidated statements of cash flow, is not a measure of financial performance under generally accepted accounting principles ("GAAP") and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Also, the measure of EBITDA, as adjusted, may not be comparable to similar measures reported by other companies. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

   RECONCILIATION OF EBITDA, AS ADJUSTED TO OPERATING INCOME (LOSS) PER GAAP

                                                YEAR ENDED DECEMBER 31,
                                  ----------------------------------------------------
                                    2002       2001       2000       1999       1998
                                  --------   --------   --------   --------   --------
                                                     (IN THOUSANDS)
EBITDA, as adjusted.............  $ 50,140   $ 57,703   $ 98,035   $ 92,644   $ 89,717
Unusual charges related to plant
  consolidations................        --     (5,758)        --         --         --
Inventory valuation
  adjustment....................        --    (10,000)        --         --         --
Non-cash compensation income
  (expense).....................        --     10,393        (80)     1,542     (4,158)
Depreciation and amortization...   (27,645)   (36,475)   (36,206)   (35,537)   (34,999)
Goodwill impairment.............   (24,355)        --         --         --         --
Impairment, unusual and plant
  closing charges...............        --    (12,855)      (650)        --         --
Gain/(loss)on sale of property,
  plant and equipment...........        64        344       (543)        --         --
                                  --------   --------   --------   --------   --------
Operating income (loss) per
  GAAP..........................  $ (1,796)  $  3,352   $ 60,556   $ 58,649   $ 50,560
                                  ========   ========   ========   ========   ========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company conducts its operations as one business segment. The table below sets forth the major components of the results of operations for the years ended December 31, 2002, 2001 and 2000, and should be used in reviewing the discussion and analysis of results of operations and liquidity and capital resources.

     In March 2000, the Company sold its Wire Harness business to Viasystems for $210.8 million in cash (see "Notes 1 and 7 to the Company's Consolidated Financial Statements" included herein for further discussion of the Wire Harness
Sale). The Wire Harness business was previously reported as a separate segment. The results of operations of the Wire Harness business have been reclassified to discontinued operations for all periods presented.

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

RESULTS OF OPERATIONS

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2002       2001       2000
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Net sales............................................  $402,719   $425,130   $564,250
Cost of goods sold:
  Cost of goods sold, excluding items below..........   320,479    333,537    419,172
  Unusual costs related to plant consolidations......        --      5,758         --
  Inventory valuation adjustment.....................        --     10,000         --
                                                       --------   --------   --------
     Total cost of goods sold........................   320,479    349,295    419,172
Selling, general and administrative expenses:
  Selling, general and administrative expenses
     excluding item below............................    32,100     33,890     47,043
  Non-cash compensation expense (income).............        --    (10,393)        80
                                                       --------   --------   --------
     Total selling, general and administrative
       expenses......................................    32,100     23,497     47,123
Depreciation and amortization........................    27,645     36,475     36,206
Goodwill impairment..................................    24,355         --         --
Impairment, unusual and plant closing charges........        --     12,855        650
(Gain)/loss on sale of property, plant and
  equipment..........................................       (64)      (344)       543
                                                       --------   --------   --------
     Operating income (loss).........................  $ (1,796)  $  3,352   $ 60,556
                                                       ========   ========   ========

  YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

     Net sales for the year ended December 31, 2002 were $402.7 million, representing a $22.4 million, or 5.3%, decrease compared to 2001. This decrease was primarily the result of lower volume from weak economic conditions in the United States, including reduced demand from customers supplying the electronics/data communications and industrial/energy markets, and the impact of a slight decrease in the average cost and selling price of copper. The average price of copper based upon COMEX decreased to $0.72 per pound during 2002 from $0.73 per pound during 2001. Partially offsetting these factors were higher sales to consumer-driven automotive and appliance markets.

     Cost of goods sold (excluding unusual costs related to plant consolidations and the non-cash inventory valuation adjustment) as a percentage of sales increased to 79.6% for the year ended December 31, 2002, from 78.5% for the same period in 2001. This change was due primarily to product mix, competitive price pressures and operating inefficiencies associated with lower production levels partially offset by the favorable effects of the 2001 plant consolidation and realignment actions and continued cost reduction actions. During 2001, the Company charged $5.8 million to cost of goods sold for unusual charges related to plant consolidations. These charges were incremental to the Company's ongoing operations and included inefficiencies incurred during the transition of production capacity. There were no such charges in the comparable period in 2002. In connection with the decline in the average price of copper during 2001, the Company recorded a non-cash inventory valuation adjustment of $10.0 million to reduce the LIFO valuation of copper in inventory to the lower of LIFO cost or market. There was no such charge in 2002.

     Selling, general and administrative expenses (excluding non-cash compensation income) were $32.1 million for the year ended December 31, 2002, compared to $33.9 million for 2001. This decrease of $1.8 million was the result of the favorable impact of actions taken in 2001 including headcount reductions, administrative and corporate reorganizations and volume related items. These impacts were partially offset by higher bad debt and insurance costs. These expenses as a percent of net sales remained constant at 8.0% for 2002 and 2001.

     Depreciation and amortization was $27.6 million for the year ended December 31, 2002, compared to $36.4 million for 2001. The decrease of $8.8 million was primarily due to the elimination of goodwill amortization in 2002 as required under SFAS No. 142 and the closure and consolidation of certain production facilities in 2001.

     Goodwill impairment of $24.4 million was recognized in 2002 following the 2002 adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," as a result of a further decline in the fair value of certain of the company's reporting units.

     In 2001, the Company announced its plan for a realignment and consolidation of production capacity and initiated the closing of seven facilities located in Alabama (3), Indiana (2) and Arkansas (2). Six of these facilities were closed by the end of 2001, with one facility in Alabama closed in the first quarter of 2003. The production capacity from the closed locations was primarily transferred and consolidated into the Company's existing manufacturing facilities in its remaining Indiana, Texas and New York locations, which were expanded, as necessary, to accommodate the production transfer. In addition to the plant consolidations, the Company purchased an existing plant site for a "greenfield" insulated wire operation in Mexico. This plant is located in Durango, Mexico, which is approximately 600 miles south of the U.S./Mexican border. The startup of this Mexican facility began in the third quarter of 2001, and production and customer shipments started in the third quarter of 2002. In addition to the capacity realignment, the Company also consolidated certain selling, general and administrative functions, including a corporate reorganization. As a result of these actions, along with the plant consolidations, 236 employees have been terminated.

     Unusual charges from plant closures and selling, general and administrative headcount reductions for the year ended December 31, 2001 were $7.4 million. In connection with the plant consolidations in 2001, the Company performed an analysis of the closed facilities and the machinery and equipment that was not moved and consolidated into existing facilities. Based on the results of this analysis, a non-cash impairment loss of $5.5 million was recorded, which represented the difference between management's estimate of the fair market value of the remaining facilities and equipment and the carrying value of those assets. There was no such charge in the comparable period in 2002.

     The Company recorded a gain on the sale of property, plant and equipment of $0.1 million and $0.3 million in 2002 and 2001, respectively.

  YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

     Net sales for the year ended December 31, 2001 were $425.1 million, representing an $139.1 million, or 24.7%, decrease compared to 2000. This decrease was primarily the result of lower volume from weak economic conditions in the United States, including reduced demand from customers supplying the automotive, electronics/data communications, and industrial/energy markets and the impact of a decrease in the average cost and selling price of copper. The average price of copper based upon COMEX decreased to $0.73 per pound during 2001 from $0.84 per pound during 2000.

     Cost of goods sold (excluding unusual costs related to plant consolidations and the non-cash inventory valuation adjustment) as a percentage of sales increased to 78.5% for the year ended December 31, 2001, from 74.3% for 2000. This increase was primarily the result of operating inefficiencies associated with reduced production levels in 2001 and lower pricing under new agreements with customers who supply the automotive industry. These operating inefficiencies have been partially offset by plant closures, headcount reductions and other cost reduction and containment actions taken by the Company and the impact of lower copper prices. Because the Company's products are typically priced at a spread over the cost of copper, a lower copper price leads to a higher gross margin percentage but generally has no impact on gross margin dollars. During 2001, the Company charged $5.8 million to cost of goods sold for unusual charges incremental to its on-going operations related to plant consolidations. These charges include inefficiencies incurred during the transition of production capacity and other incremental costs related to the transferred production lines. There were no such charges in the comparable period in 2000. In connection with the decline in the average price of copper during 2001, the Company recorded a non-cash inventory valuation adjustment of $10.0 million to reduce the LIFO valuation of copper in inventory to the lower of LIFO cost or market. There was no such charge in 2000.

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

     In 2001, the Company announced its plan for a realignment and consolidation of production capacity and initiated the closing of seven facilities located in Alabama (3), Indiana (2) and Arkansas (2). Six of these facilities were closed by the end of 2001, with one facility in Alabama closed in the first quarter of 2003. The production capacity from the closed locations was primarily transferred and consolidated into the Company's existing manufacturing facilities in its remaining Indiana, Texas and New York locations, which were expanded, as necessary, to accommodate the production transfer.

     In addition to the capacity realignment, the Company also consolidated certain selling, general and administrative functions, including a corporate reorganization as discussed previously.

     Unusual charges from plant closures and selling, general and administrative headcount reductions for the year ended December 31, 2001 were $7.4 million. During the year ended December 31, 2000, the Company incurred an unusual charge of $0.7 million related to the termination of certain administrative employees. In connection with the plant consolidations in 2001, the Company recorded an impairment loss of $5.5 million. There was no such charge in the comparable period in 2000.

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

  ACCOUNTS RECEIVABLE

     The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current creditworthiness, as determined by the Company's review of their current credit information. The Company continuously monitors collections and payments from our customers and maintains a provision for estimated credit losses based upon the Company's historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within our expectations and the provisions established, the Company cannot guarantee that the historical credit loss rates will continue in the future. Since the Company has a number of relatively large customers, a significant change in the liquidity or financial position of one of these customers could have a material adverse impact on the collectability of our accounts receivables and our future operating results.

  INVENTORIES

     Inventories are valued at the lower of cost, determined using the last-in, first out ("LIFO") method, or the current estimated market value of the inventory. Because the main component of the Company's products is copper, a world-wide traded commodity, the estimated fair market value of the inventory is subject to wide fluctuations. Any significant decline in the average COMEX price of copper can result in a non-cash inventory valuation adjustment. See "Note 3 to the Company's Consolidated Financial Statements" included herein.

  DEFERRED TAXES

     The Company establishes deferred tax assets and liabilities based on profits or losses in each jurisdiction in which it operates. Associated valuation allowances reflect the likelihood of the recoverability of these assets. The Company's judgement of the recoverability of these assets is based primarily on its estimate of current and expected future earnings as well as prudent and feasible tax planning strategies.

  LONG-LIVED ASSETS

     The Company reviews the net realizable value of its long-lived assets through an assessment of the estimated future cash flows related to those assets. In the event the Company determines that the carrying values of long-lived assets are in excess of estimated gross future cash flows for those assets, the company will write-down the value of the assets to a level commensurate with a discounted cash flow analysis of the estimated future cash flows. As for goodwill, the Company compares the carrying value of its reporting units to the fair value of such units based primarily on the reporting unit's cash flows. To the extent the carrying value exceeds such fair value, the respective goodwill is written down to its fair value.

     The Company tests for goodwill impairment annually and also between annual tests if an event occurs or if circumstances change that would more likely than not reduce the fair value of a reporting unit below the unit's carrying amount. Performing the impairment test requires us to estimate the fair values using the present value of estimated future cash flows. The Company will perform its annual impairment test for 2003 in the fourth quarter of 2003, and an interim date in 2003 should it become apparent that we will not meet our cash flow estimates for 2003 or in future years. A significant downward revision in the estimated fair value of future cash flows could result in a material impairment of our remaining goodwill.

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

  WORKING CAPITAL AND CASH FLOWS

     Net cash provided by continuing operations was $5.3 million for the year ended December 31, 2002 compared to $9.2 million for 2001. This decrease was primarily the result of lower operating results. Net cash used in discontinued operations was $5.4 million in 2002, compared to $5.2 million in 2001, primarily from expenditures in connection with the indemnification agreement with Viasystems for certain product liability claims. See "Note 7 to the Company's Consolidated Financial Statements" included herein.

     Net cash used in investing activities was $11.2 million in 2002, compared to $23.4 million in 2001. Net cash used in investing activities in 2002 included $11.5 million in capital expenditures by continuing operations and $0.3 million in cash proceeds from the sale of property, plant and equipment. Net cash used in investing activities in 2001 included $25.9 million invested in capital expenditures by continuing operations and $2.5 million in cash proceeds from the sale of property, plant and equipment.

  FINANCING ARRANGEMENTS

     On December 20, 2001, the Company entered into the Credit Agreement with certain financial institutions that replaced the Company's previous credit agreement. In connection with the Credit Agreement, the Company paid $1.4 million to satisfy its outstanding term balance on the prior credit agreement and incurred $2.5 million in financing costs. All outstanding letters of credit from the prior credit agreement were incorporated into the Credit Agreement. Borrowings under the Credit Agreement are collateralized by first priority mortgages and liens on all domestic assets of the Company and its domestic subsidiaries. In addition, borrowings under the Credit Agreement are guaranteed by International Wire Holding Company.

     The Credit Agreement consists of a $70.0 million revolving credit facility, subject to certain borrowing base requirements, that will mature on January 15, 2005. The Credit Agreement provides that a portion of the Credit Agreement, not in excess of $35.0 million, is available for the issuance of letters of credit. At December 31, 2002, the Company had $7.0 million in borrowings outstanding under the Credit Agreement and $29.4 million in outstanding letters of credit. At March 14, 2003, based on the most recent borrowing base calculation, the Company had available borrowing capacity under the Credit Agreement of $55.0 million, of which $20.4 million was available for borrowing. The Company's obligations under the Credit Agreement bear interest at floating rates and require interest payments on varying dates depending on the interest rate option selected by the Company.

     In March 2003, the Company and the financial institutions that are parties to the Credit Agreement entered into a Second Amendment to the Credit Agreement. Under the terms of the amendment, certain financial and other covenants were modified. The amendment also increased the interest rate payable on borrowings by 0.25% per annum.

     The Company has outstanding $150.0 million principal amount of 11.75% Senior Subordinated Notes due 2005 (the "11.75% Senior Subordinated Notes") under an Indenture dated June 12, 1995, $150.0 million of 11.75% Series B Senior Subordinated Notes due June 1, 2005 (the "Series B 11.75% Senior Subordinated Notes" and, together with the 11.75% Senior Subordinated Notes, the "11 3/4% Notes") under an Indenture dated June 17, 1997, priced at 108.75% for an effective interest rate of 10.15% and $5.0 million principal amount of 14% Senior Subordinated Notes due June 1, 2005, (the "14% Notes" and, together with the 11 3/4% Notes, the "Senior Subordinated Notes") under an Indenture dated February 12, 1997. The 11 3/4% Notes bear interest at the rate of 11.75% per annum, requiring semi-annual interest payments of $17.6 million on each June 1 and December 1. The 14% Notes bear interest at the rate of 14% per annum, requiring a semi-annual interest payment of $0.4 million on each June 1 and December 1. Neither the 11 3/4% nor the 14% Notes are subject to any sinking fund requirements.

     In connection with the Camden Acquisition, the Company assumed debt related to two Industrial Revenue Bonds (the "IRBs") totaling $15.5 million. The IRBs are due in August 2005 and March 2016 in the amounts of $9.0 million and $6.5 million, respectively. The IRBs bear interest at a rate per annum which is tied to the Tax Exempt Money Market Index. Rates change weekly and interest is paid monthly. The IRBs are collateralized by letters of credit totaling $15.5 million. As of December 31, 2002, the weighted average interest rate on the IRBs was 1.4%.

  OFF-BALANCE SHEET ARRANGEMENTS

     The Company has not historically utilized off-balance sheet financing arrangements and has no such arrangements as of December 31, 2002. However, the Company does finance the use of certain facilities and equipment under lease agreements provided by various institutions. Since the terms of these agreements meet the definitions of operating lease agreements, the sum of future lease payments is not reflected on our consolidated balance sheets. As of December 31, 2002, the future minimum lease payments under these arrangements totaled $6.3 million.

  LIQUIDITY

     The principal raw material used in the Company's products is copper. The market price of copper is subject to significant fluctuations. Working capital needs change whenever the Company experiences a significant change in copper prices. A $0.10 per pound change in the price of copper changes the Company's working capital by approximately $3.5 million. The Company enters into contractual relationships with most of its customers to adjust its prices based upon the prevailing market prices on the COMEX. This approach is patterned after the Company's arrangement with its copper suppliers and is designed to remove the risk associated with fluctuating copper prices.

     The Company's primary sources of liquidity are cash flows from operations and borrowings under the Credit Agreement, which are subject to a borrowing base calculation. The major uses of cash in 2003 are expected to be for debt service requirements and capital expenditures. In 2003, debt service requirements are estimated at approximately $40.6 million while capital expenditures are estimated at approximately $14.3 million. Management believes that cash from operating activities, together with available borrowings under the Credit Agreement, if necessary, should be sufficient to permit the Company to meet these financial obligations.

     The following table sets forth our contractual obligations at the end of 2002 for the periods shown (dollars in millions):

CONTRACTUAL OBLIGATIONS             TOTAL    WITHIN 1 YEAR   2-3 YEARS   4-5 YEARS   THEREAFTER
-----------------------             ------   -------------   ---------   ---------   ----------
Debt(1)...........................  $327.5       $ 7.0        $314.0       $0.0         $6.5
Capital lease obligations.........     2.9         1.2           0.5        0.3          0.9
Operating leases..................     6.3         2.5           2.9        0.8          0.1
                                    ------       -----        ------       ----         ----
Total contractual cash
  obligations.....................  $336.7       $10.7        $317.4       $1.1         $7.5
                                    ======       =====        ======       ====         ====

---------------

(1) Debt obligations are exclusive of interest. See "Liquidity and Capital Resources -- Financing Arrangements" for a further discussion of effective interest rates.

RECENTLY ISSUED ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations," was issued in June 2001. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for the Company in 2003. The Company does not believe adopting this statement will have a material effect on its results of operations or financial position.

     In August 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and Assets to be Disposed of" and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. The most significant changes made by SFAS No. 144 are: (1) removes goodwill from its scope and, therefore, eliminates the requirements of SFAS No. 121 to allocate goodwill to long-lived assets to be tested for impairment, and (2) describes a probability-weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of long-lived assets are under consideration or a range is estimated for the amount of possible future cash flows. The Company adopted

SFAS No. 144 as of January 1, 2002. The adoption of this statement did not have an impact on the Company's consolidated financial statements.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." As a result, gains and losses from extinguishment of debt will no longer be aggregated and classified as an extraordinary item, net of related income tax effect, on the statement of earnings. Instead, such gains and losses will be classified as extraordinary items only if they meet the criteria of unusual or infrequently occurring items. SFAS No. 145 also requires that the gains and losses from debt extinguishments, which were classified as extraordinary items in prior periods, should be reclassified to continuing operations if they do not meet the criteria for extraordinary items. The provisions related to this portion of the statement are required to be applied in fiscal years beginning after May 15, 2002. Upon adoption of this statement, the Company will make the required reclassification for 2000.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The statement requires that costs associated with exit or disposal activities must be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. Such costs include lease termination costs and certain employee severance costs associated with a restructuring, discontinued operation or other exit or disposal activity. The Company will review SFAS No. 146, which is effective for exit or disposal activities initiated after December 31, 2002, and this standard will be applied prospectively.

     FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Other," was issued in November 2002. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligation sunder certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this interpretation are effective for the Company's financial statements ending December 31, 2002 and are incorporated herein.

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," ("VIEs"), an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to improve financial reporting of special purpose and other entities. In accordance with the interpretation, business enterprises that represent the primary beneficiary of another entity by retaining a controlling financial interest in that entity's assets, liabilities, and results of operating activities must consolidate the entity in their financial statements. Prior to the issuance of FIN 46, consolidation generally occurred when an enterprise controlled another entity through voting interests. Certain VIEs that are qualifying special purpose entities ("QSPEs") subject to the reporting requirements of SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," will not be required to be consolidated under the provisions of FIN 46. The consolidation provisions of FIN 46 apply to VIEs created or entered into after January 31, 2003, and for pre-existing VIEs in the first reporting period beginning after June 15, 2003. If applicable, transition rules allow the restatement of financial statements or prospective application with a cumulative effect adjustment. In addition, FIN 46 expands the disclosure requirements for the beneficiary of a significant or a majority of the variable interests to provide information regarding the nature, purpose and financial characteristics of the entities. The Company does not believe that the adoption of FIN 46 will have a material effect on its financial statements.

     SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an Amendment of FASB Statement No. 123," was issued in December 2002. The Statement amends FASB No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. FASB No. 148 is effective for the Company's financial statements ending December 31, 2002. However, since the Company continued to use the ABP 25 approach to its stock option accounting, the adoption of SFAS 148, did not have a material effect on its financial position or results of operations. The Company has included the disclosure requirements of SFAS 148 within its Notes to Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not ordinarily hold market risk sensitive instruments for trading purposes. The Company does, however, recognize market risk from interest rate, foreign currency exchange and commodity price exposure.

INTEREST RATE RISK

     At December 31, 2002, approximately $15.5 million of the Company's long-term debt, specifically, borrowings outstanding under the IRBs and $7.0 million of borrowings under the Credit Agreement, bear interest at variable rates. Given the current amount of long-term debt subject to variable interest rates, the Company does not believe that the associated interest rate risk is material and is not currently engaged in any hedging activities.

FOREIGN CURRENCY RISK

     The Company has operations in Mexico, France, Italy and the Philippines. The Company's operations may, therefore, be subject to volatility because of currency fluctuations. Sales and expenses are denominated in local currencies for the French and Italian operations and the U.S. Dollar is the functional currency for Mexico and the Philippines operations. As a result, these operations are subject to market risk with respect to fluctuations in the relative value of currencies. The Company evaluates from time-to-time various currency hedging programs that could reduce the risk.

     In terms of foreign currency translation risk, the Company is exposed primarily to the euro, the Mexican peso and the Phillipine peso. The Company's net foreign currency investment in foreign subsidiaries and affiliates translated into United States dollars using year-end exchange rates was $57.5 million and $56 million at December 31, 2002 and 2001, respectively.

     At December 31, 2002, the Company had no financial instruments outstanding that were sensitive to changes in foreign currency rates.

COMMODITY PRICE RISK

     The principal raw material used by the Company is copper, which is purchased in the form of 5/16-inch rod from the major copper producers in North America and Europe. Copper rod prices are based on market prices, which are generally established by reference to the COMEX prices, plus a premium charged to convert copper cathode to copper rod and deliver it to the required location. As a world traded commodity, copper prices have historically been subject to fluctuations. While fluctuations in the price of copper may directly affect the per unit prices of the Company's products, these fluctuations have not had, nor are expected to have, a material impact on the Company's profitability due to copper price pass-through arrangements that the Company has with its customers. These sales arrangements are based on similar variations of monthly copper price formulas. Use of these copper price formulas minimizes the differences between raw material copper costs charged to the cost of sales and the pass-through pricing charged to customers.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
INTERNATIONAL WIRE GROUP, INC.
  Report of Independent Accountants.........................   22
  Consolidated Balance Sheets as of December 31, 2002 and
     2001...................................................   23
  Consolidated Statements of Operations for the years ended
     December 31, 2002, 2001 and 2000.......................   24
  Consolidated Statements of Stockholder's Equity (Deficit)
     for the years ended December 31, 2002, 2001 and 2000...   25
  Consolidated Statements of Cash Flows for the years ended
     December 31, 2002, 2001 and 2000.......................   26
  Notes to Consolidated Financial Statements................   27
  Consolidated Financial Statement Schedule for the years
     ended December 31, 2002, 2001 and 2000:
     Schedule II -- Valuation and Qualifying Accounts.......   51

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and shareholder of International Wire Group, Inc.:

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of International Wire Group, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for goodwill in 2002.

                                          /s/ PRICEWATERHOUSECOOPERS LLP

Dallas, Texas
February 28, 2003, except for Note 8, which is as of March 25, 2003

                         INTERNATIONAL WIRE GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS
                               AS OF DECEMBER 31,

                                                                2002        2001
                                                              ---------   --------
                                                                 (IN THOUSANDS,
                                                               EXCEPT SHARE DATA)
                                      ASSETS
Current assets:
  Cash and cash equivalents.................................  $   2,546   $  8,017
  Accounts receivable, less allowance of $7,080 and
     $4,065.................................................     58,690     62,500
  Inventories...............................................     61,044     58,201
  Prepaid expenses and other................................     10,880     12,879
  Deferred income taxes.....................................         --     15,228
                                                              ---------   --------
       Total current assets.................................    133,160    156,825
  Property, plant and equipment, net........................    126,486    138,784
  Goodwill..................................................     89,390    187,657
  Other intangible assets...................................      5,028      6,012
  Deferred financing costs, net.............................      4,800      6,923
  Other assets..............................................      4,646      4,544
  Deferred income taxes.....................................         --     11,198
                                                              ---------   --------
       Total assets.........................................  $ 363,510   $511,943
                                                              =========   ========

                  LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term obligations.................  $  10,133   $  3,049
Accounts payable............................................     23,776     23,382
Accrued and other liabilities...............................     12,313     22,001
Accrued payroll and payroll related items...................      3,220      5,138
Customers' deposits.........................................     14,416     15,778
Accrued interest............................................      3,003      2,937
                                                              ---------   --------
       Total current liabilities............................     66,861     72,285
Long-term obligations, less current maturities..............    325,388    328,743
Other long-term liabilities.................................     23,614     33,334
                                                              ---------   --------
       Total liabilities....................................    415,863    434,362
                                                              ---------   --------
Commitments and contingencies (Notes 12 and 14).............         --         --
Stockholder's equity:
Common stock, $.01 par value, 1,000 shares authorized,
  issued and outstanding....................................          0          0
Contributed capital.........................................    236,331    236,331
Carryover of predecessor basis..............................    (67,762)   (67,762)
Accumulated deficit.........................................   (220,791)   (87,493)
Accumulated other comprehensive loss........................       (131)    (3,495)
                                                              ---------   --------
       Total stockholder's equity (deficit).................    (52,353)    77,581
                                                              ---------   --------
       Total liabilities and stockholder's equity
        (deficit)...........................................  $ 363,510   $511,943
                                                              =========   ========

        See accompanying notes to the consolidated financial statements

                         INTERNATIONAL WIRE GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                                2002        2001       2000
                                                              ---------   --------   --------
                                                                      (IN THOUSANDS)
Net sales...................................................  $ 402,719   $425,130   $564,250
Operating expenses:
  Cost of goods sold........................................    320,479    349,295    419,172
  Selling, general and administrative expenses including
     non-cash compensation expense (income) of $0, ($10,393)
     and $80, respectively..................................     32,100     23,497     47,123
  Depreciation and amortization.............................     27,645     36,475     36,206
  Goodwill impairment.......................................     24,355         --         --
  Impairment, unusual and plant closing charges.............         --     12,855        650
  (Gain)/loss on sale of property, plant and equipment......        (64)      (344)       543
                                                              ---------   --------   --------
Operating income (loss).....................................     (1,796)     3,352     60,556
Other income (expense):
  Interest expense..........................................    (36,520)   (35,237)   (40,804)
  Amortization of deferred financing costs..................     (2,123)    (1,346)    (2,097)
  Other, net................................................       (395)      (318)      (222)
                                                              ---------   --------   --------
Income (loss) from continuing operations before income tax
  provision (benefit), cumulative effect of change in
  accounting principle and extraordinary item...............    (40,834)   (33,549)    17,433
Income tax provision (benefit)..............................     33,960    (18,895)     7,799
                                                              ---------   --------   --------
Income (loss) from continuing operations before cumulative
  effect of change in accounting principle and extraordinary
  item......................................................    (74,794)   (14,654)     9,634
Income (loss) from discontinued operations, net of income
  taxes of $0, ($2,150) and ($1,261), respectively..........     (4,000)    (2,850)      (157)
                                                              ---------   --------   --------
Income (loss) before cumulative effect of change in
  accounting principle and extraordinary item...............    (78,794)   (17,504)     9,477
Cumulative effect of change in accounting for goodwill, net
  of tax benefit of $19,408.................................    (54,504)        --         --
                                                              ---------   --------   --------
Income (loss) before extraordinary item.....................   (133,298)   (17,504)     9,477
Extraordinary item -- loss related to early extinguishment
  of debt, net of income tax benefit of $2,073..............         --         --     (2,747)
                                                              ---------   --------   --------
          Net income (loss).................................  $(133,298)  $(17,504)  $  6,730
                                                              =========   ========   ========

        See accompanying notes to the consolidated financial statements

                         INTERNATIONAL WIRE GROUP, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
             FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

                                                                                ACCUMULATED
                                                  CARRYOVER OF                     OTHER
                           COMMON   CONTRIBUTED   PREDECESSOR    ACCUMULATED   COMPREHENSIVE
                           STOCK      CAPITAL        BASIS         DEFICIT     INCOME (LOSS)    TOTAL
                           ------   -----------   ------------   -----------   -------------   --------
                                                          (IN THOUSANDS)
Balance December 31,
  1999...................  $   0     $124,751       $(67,762)     $ (76,719)      $    --      $(19,730)
Capital contributed......     --      121,893             --             --            --       121,893
Non-cash compensation
  expense................     --           80             --             --            --            80
Comprehensive income
  (loss):
  Net income.............     --           --             --          6,730            --         6,730
  Foreign currency
     translation
     adjustments.........     --           --             --             --        (1,224)       (1,224)
                           -----     --------       --------      ---------       -------      --------
Balance December 31,
  2000...................      0      246,724        (67,762)       (69,989)       (1,224)      107,749
Non-cash compensation
  income.................     --      (10,393)            --             --            --       (10,393)
Comprehensive income
  (loss):
  Net income (loss)......     --           --             --        (17,504)           --       (17,504)
  Foreign currency
     translation
     adjustments.........     --           --             --             --        (2,271)       (2,271)
                           -----     --------       --------      ---------       -------      --------
Balance December 31,
  2001...................      0      236,331        (67,762)       (87,493)       (3,495)       77,581
Comprehensive income
  (loss):
  Net income (loss)......     --           --             --       (133,298)           --      (133,298)
  Foreign currency
     translation
     adjustments.........     --           --             --             --         3,364         3,364
                           -----     --------       --------      ---------       -------      --------
Balance December 31,
  2002...................  $   0     $236,331       $(67,762)     $(220,791)      $  (131)     $(52,353)
                           =====     ========       ========      =========       =======      ========

        See accompanying notes to the consolidated financial statements

                         INTERNATIONAL WIRE GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                                2002        2001       2000
                                                              ---------   --------   ---------
                                                                       (IN THOUSANDS)
Cash flows provided by (used in) operating activities:
  Net income (loss).........................................  $(133,298)  $(17,504)  $   6,730
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Depreciation............................................     24,517     27,465      27,336
    Amortization............................................      3,128      9,010       8,870
    Amortization of deferred financing costs................      2,123      1,346       2,097
    Provision for doubtful accounts.........................      3,658      2,183         555
    (Gain)/loss on sale of property, plant and equipment....        (64)      (344)        543
    Impairment of property, plant and equipment.............         --      5,468          --
    Loss from discontinued operations.......................      4,000      2,850         157
    Cumulative effect of change in accounting for goodwill
      and goodwill impairment...............................     78,859         --          --
    Extraordinary loss on early extinguishment of debt......         --         --       2,747
    Non-cash compensation (income) expense..................         --    (10,393)         80
    Deferred income taxes...................................     45,834    (16,193)       (560)
    Reversal of tax reserve.................................    (10,000)
    Inventory valuation adjustment..........................         --     10,000          --
    Change in assets and liabilities, net of acquisitions:
      Accounts receivable...................................      1,709     16,910       3,100
      Inventories...........................................     (1,992)    14,957     (12,596)
      Prepaid expenses and other............................     (3,551)    (4,588)       (455)
      Accounts payable......................................       (278)   (18,923)      7,901
      Accrued and other liabilities.........................     (4,763)      (315)      2,262
      Accrued payroll and payroll related items.............     (1,918)    (6,602)       (223)
      Customers' deposits...................................     (1,362)    (3,961)     (1,248)
      Accrued interest......................................     (1,716)    (1,869)       (850)
      Other long-term liabilities...........................        403       (347)     (2,639)
                                                              ---------   --------   ---------
         Net cash provided by continuing operations.........      5,289      9,150      43,807
    Net cash used in discontinued operations................     (5,414)    (5,220)     (9,197)
                                                              ---------   --------   ---------
         Net cash from operating activities.................       (125)     3,930      34,610
                                                              ---------   --------   ---------
Cash flows used in investing activities:
  Acquisitions, net of cash acquired........................         --         --      (3,861)
  Capital expenditures by continuing operations.............    (11,505)   (25,968)    (22,469)
  Proceeds from sale of property, plant and equipment.......        333      2,533       9,147
  Capital expenditures by discontinued operations...........         --         --        (982)
                                                              ---------   --------   ---------
         Net cash used in investing activities..............    (11,172)   (23,435)    (18,165)
                                                              ---------   --------   ---------
Cash flows provided by (used in) financing activities:
  Equity proceeds...........................................         --         --          66
  Repayment of long-term obligations........................     (1,484)    (2,030)   (200,255)
  Borrowings under the Credit Agreement.....................      6,995         --          --
  Cash proceeds from sale of the Wire Harness business, net
    of selling expenses.....................................         --         --     209,298
  Financing fees and other..................................         --     (2,459)       (699)
                                                              ---------   --------   ---------
         Net cash from financing activities.................      5,511     (4,489)      8,410
                                                              ---------   --------   ---------
Effect of exchange rate changes on cash and cash
  equivalents...............................................        315       (233)        (36)
                                                              ---------   --------   ---------
         Net change in cash and cash equivalents............     (5,471)   (24,227)     24,819
Cash and cash equivalents at beginning of the period........      8,017     32,244       7,425
                                                              ---------   --------   ---------
Cash and cash equivalents at end of the period..............  $   2,546   $  8,017   $  32,244
                                                              =========   ========   =========

        See accompanying notes to the consolidated financial statements

                         INTERNATIONAL WIRE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                       (IN THOUSANDS, EXCEPT SHARE DATA)

1.  COMPANY BACKGROUND, ACQUISITIONS AND DIVESTITURES

     International Wire Group, Inc., a Delaware corporation (the "Company"), through its subsidiaries, is a leading manufacturer and marketer of wire products, including bare and tin-plated copper wire and insulated wire, for other wire suppliers and original equipment manufacturers. The Company's products include a broad spectrum of copper wire configurations and gauges with a variety of electrical and conductive characteristics and are utilized by a wide variety of customers primarily in the appliance, automotive, electronics and data communications and general industrial/energy industries. The Company manufactures and distributes its products at 24 facilities located in the United States, Mexico, France, Italy and the Philippines.

     The Company was formed to participate in the transactions contemplated by the Acquisitions (as described below). On June 12, 1995, Wirekraft Holdings Corp. ("Wirekraft"), Omega Wire Corp. ("Omega"), International Wire Holding Company ("Holding"), the sole common stockholder of the Company, Wirekraft Acquisition Company and certain shareholders of Wirekraft and Omega entered into a series of acquisitions and mergers (the "Acquisitions") pursuant to which the Company acquired all of the common equity securities (and all securities convertible into such securities) of Wirekraft and all of the common equity securities of Omega. In accordance with EITF 88-16, "Basis in Leveraged Buy Out Transactions," the Acquisitions have been accounted for at "predecessor basis."

     Since the Company was formed in 1995, it has completed the acquisition of several entities and the related operations of those businesses. These acquisitions and related results of operations are included in the accompanying financial statements.

     In March 2000, the Company consummated the sale of its Wire Harness business to Viasystems International, Inc. ("Viasystems") for $210,798 in cash (the "Wire Harness Sale"). In connection therewith, the Company entered into an agreement to supply Viasystems' wire harness business with substantially all of their insulated wire requirements through 2003, which is a continuation of the then existing practice. This supply agreement has been extended through December 2005. See Note 7 for further discussion of the Wire Harness Sale.

     In August 2001, the Company furthered its international expansion with the purchase of a manufacturing facility in Durango, Mexico. This new facility, approximately 600 miles south of the U.S./Mexican border, allows the Company to expand its relationships with existing global customers in North America and seek new opportunities in Central and South America. Production and shipments to customers at this new facility began in the third quarter of 2002.

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

  GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill represents the excess of cost over the value of net assets acquired. Prior to 2002, goodwill was amortized using the straight-line method over a range of twenty to forty years. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" as defined herein. In accordance with SFAS No. 142, the Company has identified intangible assets with finite lives and amortized these assets over their defined lives. Intangible assets with indefinite lives, such as goodwill, are no longer being amortized but are reviewed annually for impairment as required under SFAS No. 142 using a fair-value-based test.

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

     On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" as described herein. In accordance with SFAS 144, goodwill is no longer being allocated to long-lived assets to be tested for impairment, and a probability-weighted cash flow estimation approach is used when situations occur in which alternative courses of action to recover the carrying amount of long-lived assets are under consideration or a range is estimated for the amount of possible future cash flows. The adoption of this statement did not have an impact on the Company's consolidated financial position.

  DEFERRED FINANCING COSTS

     Deferred financing costs, consisting of fees and other expenses associated with debt financing are amortized over the term of the related debt using the straight-line method, which approximates the effective interest method. The Company incurred additional deferred financing costs of $2,459 in 2001 in connection with the execution of the Second Amended and Restated Credit Agreement (the "Credit Agreement"). Accumulated amortization aggregated $18,980 and $16,848 at December 31, 2002 and 2001, respectively.

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

                         INTERNATIONAL WIRE GROUP, INC.

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

  FOREIGN CURRENCY TRANSLATION

     The Company has operations in Mexico, France, Italy and the Philippines. Local currencies are the functional currency for the Company's foreign subsidiaries located in France and Italy. Accordingly, assets and liabilities of these foreign subsidiaries are translated at the rates of exchange in effect at the balance sheet date. Income and expense items of these subsidiaries are translated at average monthly rates of exchange. The resultant translation gains and losses are reported in other comprehensive income/loss.

     The U.S. Dollar is the functional currency for the operations in Mexico and the Philippines. All gains and losses from remeasurement and transactions are determined using a combination of current and historical rates and are included in net income (loss).

     Exchange gains and losses arising from transactions in currencies other than the functional currency of the subsidiary involved are included in income. To date, the effect of such amounts on net income (loss) has not been material.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments, excluding the Senior Subordinated Notes (as hereinafter defined) are carried at face amounts which approximates their fair values due to their relatively short maturities. The Company has estimated the fair market value of the Senior Subordinated Notes using current market data. The fair market value of the Senior Subordinated Notes was approximately $181,500 and $250,500 at December 31, 2002 and 2001, respectively.

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

  STOCK OPTION PLANS

     As allowed under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized as options are issued at exercise prices equal to the market value at date of grant. There may be compensation expense in future periods to the extent that the fair value of the stock exceeds the exercise price of the Performance Options as described more fully in Note 11. Had compensation cost for the respective option plans been determined

                         INTERNATIONAL WIRE GROUP, INC.

based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, the Company's net income (loss) would approximate the following:

                                                          2002        2001      2000
                                                        ---------   --------   ------
PRO FORMA NET INCOME (LOSS):
Reported net income (loss)............................  $(133,298)  $(17,504)  $6,730
Add: Stock-based employee compensation expense
     included in reported income, net of related tax
     effects..........................................         --         --       --
Less: Total stock-based employee compensation expense
      determined under fair value based methods for
      all awards, net of related tax effects..........       (126)      (239)    (241)
                                                        ---------   --------   ------
Pro forma net income (loss)...........................  $(133,424)  $(17,743)  $6,489
                                                        =========   ========   ======

  STATEMENT OF CASH FLOWS

     For purposes of the consolidated statement of cash flows, the Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. Interest paid for the years ended December 31, 2002, 2001 and 2000, was $38,239, $37,106 and $41,654,
respectively. Net taxes paid (refunded) for the years ended December 31, 2002, 2001 and 2000 were $(1,680), ($3,816) and $12,340, respectively.

     In fiscal 2002, 2001 and 2000, the Company recorded capital lease obligations of $0, $2,274 and $873, respectively, for property, plant and equipment.

  SIGNIFICANT CUSTOMER

     For the years ended December 31, 2002, 2001 and 2000, the Company had sales to one customer that exceeded 10% of consolidated net sales from continuing operations. Sales to this customer represented 11%, 12% and 13% of net sales for each year, respectively.

  CHANGE IN ACCOUNTING PRINCIPLE

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

     The Company adopted SFAS No. 142 as of January 1, 2002. Accordingly, the Company has stopped the amortization of goodwill effective January 1, 2002.

     In completing the impairment test required under SFAS No. 142, the Company determined the estimated fair value of its various reporting units and compared that amount to their respective carrying values. Based on this calculation, the Company determined that an impairment existed primarily related to insulated wire operations obtained through the acquisition of Wirekraft Industries, Inc. in 1992 and the acquisition of a group of affiliated companies collectively referred to as Dekko Wire Technology Group in 1996. To determine the amount of the impairment, the Company calculated the "implied fair value" of goodwill for each impaired reporting unit in the same manner as the amount of goodwill recognized in a

                         INTERNATIONAL WIRE GROUP, INC.

business combination is determined. The Company then recognized an impairment charge to write-off goodwill in the amount of $54,504, net of tax benefit of $19,408 in the first quarter of 2002, representing the excess carrying amount of goodwill over the "implied fair value" of goodwill for the impaired reporting units. In the fourth quarter of 2002, an additional impairment of $24,355 was recorded as a result of a further decline in the fair value of these reporting units. The impairment losses are recognized in the Statement of Operations under the captions "cumulative effect of change in accounting for goodwill and goodwill impairment."

     Had amortization of goodwill and other intangible assets been accounted for as prescribed under SFAS No. 142 for all periods reported, the Company's net income (loss) before change in accounting principle would have been as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                          2002       2001      2000
                                                        --------   --------   -------
As reported...........................................  $(78,794)  $(17,504)  $ 6,730
Pro forma.............................................  $(78,794)  $(12,494)  $11,828

  RECENTLY ISSUED ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations," was issued in June 2001. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for the Company in 2003. The Company does not believe adopting this statement will have a material effect on its results of operations or financial statements.

     In August 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and Assets to be Disposed of" and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. The most significant changes made by SFAS No. 144 are: (1) removes goodwill from its scope and, therefore, eliminates the requirements of SFAS No. 121 to allocate goodwill to long-lived assets to be tested for impairment, and (2) describes a probability-weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of long-lived assets are under consideration or a range is estimated for the amount of possible future cash flows. The Company adopted SFAS No. 144 as of January 1, 2002. The adoption of this statement did not have an impact on the Company's consolidated financial statements.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." As a result, gains and losses from extinguishment of debt will no longer be aggregated and classified as an extraordinary item, net of related income tax effect, on the statement of earnings. Instead, such gains and losses will be classified as extraordinary items only if they meet the criteria of unusual or infrequently occurring items. SFAS No. 145 also requires that the gains and losses from debt extinguishments, which were classified as extraordinary items in prior periods, should be reclassified to continuing operations if they do not meet the criteria for extraordinary items. The provisions related to this portion of the statement are required to be applied in fiscal

                         INTERNATIONAL WIRE GROUP, INC.

years beginning after May 15, 2002. Upon adoption of this statement, the Company will make the required reclassification for 2000.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The statement requires that costs associated with exit or disposal activities must be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. Such costs include lease termination costs and certain employee severance costs associated with a restructuring, discontinued operation or other exit or disposal activity. The Company will review SFAS No. 146, which is effective for exit or disposal activities initiated after December 31, 2002, and this standard will be applied prospectively.

     FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," was issued in November 2002. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this interpretation are effective for the Company's financial statements ending December 31, 2002 and are incorporated herein.

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," ("VIEs"), an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to improve financial reporting of special purpose and other entities. In accordance with the interpretation, business enterprises that represent the primary beneficiary of another entity by retaining a controlling financial interest in that entity's assets, liabilities, and results of operating activities must consolidate the entity in their financial statements. Prior to the issuance of FIN 46, consolidation generally occurred when an enterprise controlled another entity through voting interests. Certain VIEs that are qualifying special purpose entities ("QSPEs") subject to the reporting requirements of SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," will not be required to be consolidated under the provisions of FIN 46. The consolidation provisions of FIN 46 apply to VIEs created or entered into after January 31, 2003, and for pre-existing VIEs in the first reporting period beginning after June 15, 2003. If applicable, transition rules allow the restatement of financial statements or prospective application with a cumulative effect adjustment. In addition, FIN 46 expands the disclosure requirements for the beneficiary of a significant or a majority of the variable interests to provide information regarding the nature, purpose and financial characteristics of the entities. The Company does not believe that the adoption of FIN 46 will have a material adverse effect on its financial statements.

     SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an Amendment of FASB Statement No. 123," was issued in December 2002. The statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. FASB No. 148 is effective for the Company's financial statements ending December 31, 2002. However, since the Company continued to use the ABP 25 approach to its stock option accounting, the adoption of SFAS 148, did not have a material effect on its financial position or results of operations. The disclosure requirements of SFAS 148 are included herein.

                         INTERNATIONAL WIRE GROUP, INC.

3.  INVENTORIES

     The composition of inventories is as follows:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2002      2001
                                                              -------   -------
Raw materials...............................................  $15,051   $12,814
Work-in process.............................................   22,561    18,667
Finished goods..............................................   23,432    26,720
                                                              -------   -------
  Total inventories.........................................  $61,044   $58,201
                                                              =======   =======

     The current cost of inventories at December 31, 2002 approximated the carrying cost. In connection with the decline in the average price of copper during 2001, the Company recorded a non-cash inventory valuation charge to cost of sales of $10,000 to reduce the LIFO valuation of copper in inventory. With the inventory valuation adjustment, the current cost of inventories at December 31, 2001 approximated the carrying cost.

4.  PROPERTY, PLANT AND EQUIPMENT

     The composition of property, plant and equipment is as follows:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2002        2001
                                                              ---------   ---------
Land........................................................  $   4,720   $   4,382
Buildings and improvements..................................     62,950      57,746
Machinery and equipment.....................................    244,797     245,472
Construction in progress....................................      9,664       5,192
                                                              ---------   ---------
                                                                322,131     312,792
Less: accumulated depreciation..............................   (195,645)   (174,008)
                                                              ---------   ---------
                                                              $ 126,486   $ 138,784
                                                              =========   =========

5.  GOODWILL AND OTHER INTANGIBLE ASSETS

     The changes in the carrying amount of goodwill for the year ended December 31, 2002, are as follows:

                                                                2002
                                                              --------
Balance, beginning of period................................  $187,657
Change in accounting for goodwill...........................   (73,912)
Impairment loss.............................................   (24,355)
                                                              --------
Balance, end of period......................................  $ 89,390
                                                              ========

     The Company adopted SFAS No. 142 as of January 1, 2002. Accordingly, the Company has stopped the amortization of goodwill effective January 1, 2002.

     In completing the impairment test required under SFAS No. 142, the Company determined the estimated fair value of its various reporting units and compared that amount to their respective carrying values. Based on this calculation, the Company determined that an impairment existed primarily related to insulated wire operations obtained through the acquisition of Wirekraft Industries, Inc. in 1992 and the acquisition of a group of affiliated companies collectively referred to as Dekko Wire Technology Group in 1996. To determine the amount of the impairment, the Company calculated the "implied fair value" of

                         INTERNATIONAL WIRE GROUP, INC.

goodwill for each impaired reporting unit in the same manner as the amount of goodwill recognized in a business combination is determined. The Company then recognized an impairment charge in the first quarter of 2002 to write-off goodwill in the amount of $54,504, net of tax benefit of $19,408, representing the excess of the carrying amount of goodwill over the "implied fair value" of goodwill for the impaired reporting units. In the fourth quarter of 2002, an additional impairment of $24,355 was recorded as a result of a further decline in the fair value of the reporting units. The impairment losses and goodwill impairment are recognized in the Statement of Operations under the caption "cumulative effect of change in accounting and goodwill impairment."

     The components of intangible assets for the years ended December 31, 2002, 2001 and 2000 are as follows:

                                      AS OF DECEMBER 31, 2002                   AS OF DECEMBER 31, 2001
                              ---------------------------------------   ---------------------------------------
                              GROSS CARRYING    ACCUMULATED             GROSS CARRYING    ACCUMULATED
                                  AMOUNT        AMORTIZATION    NET         AMOUNT        AMORTIZATION    NET
                              ---------------   ------------   ------   ---------------   ------------   ------
Amortized intangible assets:
  Hicks, Muse...............      $2,547          $(1,154)     $1,393       $2,547          $  (577)     $1,970
  Leases....................       6,489           (2,854)      3,635        6,489           (2,447)      4,042
                                  ------          -------      ------       ------          -------      ------
Total intangible assets.....      $9,036          $(4,008)     $5,028       $9,036          $(3,024)     $6,012
                                  ======          =======      ======       ======          =======      ======

                                                      2002             2001             2000
Aggregate Amortization Expense:                  --------------   --------------   --------------
For the year ended December 31, ...............       $984            $  984           $  984

     Amortization expense for the net carrying amount of intangible assets at December 31, 2002 is estimated to be $984 in 2003, $984 in 2004, $648 in 2005 and $408 in 2006 and 2007.

6.  FINANCING COSTS

     In 2001, the Company recorded deferred financing costs of $2,459 related to the December 2001 execution of the Credit Agreement (See Note 8). In 2000, the Company recorded additional deferred financing costs of $699 related to the December 1999 amendment to the Company's credit agreement in place at the time. In March 2000, the Company repaid a substantial portion of the outstanding balance of the credit agreement then in place with the proceeds received from the Wire Harness Sale (see Note 7 for further discussion of the Wire Harness
Sale). Accordingly, the Company recorded an extraordinary loss of $2,747, net of income tax benefit, related to the write-off of deferred financing fees.

7.  RELATED PARTY TRANSACTIONS AND DISCONTINUED OPERATIONS

     On March 29, 2000, the Company consummated the sale of its Wire Harness business to Viasystems for $210,798 in cash. At the time of the sale, the Company and Viasystems were commonly controlled by affiliates of Hicks, Muse. As such, the Company has accounted for the Wire Harness Sale on a basis consistent with the accounting for a transfer of assets between commonly owned entities. The Company has recorded an addition to contributed capital related to the transaction of $121,713, which represents the excess of the proceeds over the net book value of the assets disposed plus the related expenses of $1,500, and estimated taxes of $7,000. The results of operations of the Wire Harness business have been reclassified to discontinued operations for all periods presented.

     The purchase price was determined by senior management of both companies. In addition, each of the boards of directors received opinions from nationally recognized financial advisors that the purchase price was fair, from a financial point of view, to each of the respective parties.

                         INTERNATIONAL WIRE GROUP, INC.

     In connection with the Wire Harness Sale, the Company entered into an agreement to supply Viasystems' wire harness business with substantially all of their insulated wire requirements through March 2003, which is a continuation of the then existing practice. This supply agreement has been extended through December 2005. For the years ended December 31, 2002, 2001 and 2000, the Company had sales to Viasystems' wire harness business of $34,518, $34,467 and $30,401, respectively. The Company had outstanding accounts receivable from Viasystems related to those sales of $6,990 and $12,017 at December 31, 2002 and 2001, respectively.

     Additionally, the Company agreed to indemnify Viasystems for certain claims and litigation including any current or future claims related to the case titled Whirlpool Corporation v. Wirekraft Industries, Inc. (the "Whirlpool Case"), any current or future liabilities associated with the Internal Revenue Service ("IRS") examination of the U.S. income tax return of Kirtland Indiana, Limited Partnership for the tax period ended December 21, 1992 (the "IRS Examination"), and certain product liability claims, as described in the purchase agreement (the "Wire Harness Product Liability Claims").

     During the third quarter of 2000, the Company and Viasystems reached a settlement in the Whirlpool Case and agreed to pay the plaintiff $3,650. The Company recognized a charge to income (loss) from discontinued operations of $2,081, net of income $1,569 tax benefit, as a result of such settlement. During the fourth quarter of 2000, the Company and Viasystems reached a settlement with the IRS related to the IRS Examination and agreed to pay $2,026, which had been provided for in a prior year. In addition, during 2002 and 2001, the Company recorded charges to income (loss) from discontinued operations of $4,000 net of $0 income tax benefit and $2,850 net of $2,150 income tax benefit, respectively, related to the Wire Harness Product Liability Claims, as described in Note 14, and other transactions related to the Company's former Wire Harness business. As of December 31, 2002 and 2001, the reserve for the Company's indemnification liability related to the Wire Harness Product Liability Claims was $4,945 and $9,049, respectively. The Company believes that final resolution of the remaining matters will not have a material adverse effect on the Company and that adequate amounts of reserves have been established.

     In connection with the Acquisitions and the related financing, the Company entered into a Monitoring and Oversight Agreement, as amended ("Agreement") with Hicks, Muse & Co. Partners, L.P. ("Hicks Muse Partners"), an affiliate of the Company. The Agreement provides that the Company shall pay Hicks Muse Partners an annual fee of $500, for ten years for monitoring and oversight services adjusted annually at the end of each fiscal year to an amount equal to 0.1% of the consolidated net sales of the Company, but in no event less than $500 annually. Pursuant to the Agreement, in the event the Company fails to achieve certain minimum EBITDA targets, such fees will not be required to be paid in cash but will accrue. The expense related to the Agreement totaled $500, $500 and $639 for 2002, 2001 and 2000, respectively.

     In September 2002, the Company began selling a portion of its production scrap to Prime Materials Recovery, Inc. ("Prime"). Prime is a closely held company and its majority shareholder, chairman and a director is the President and Chief Operating Officer of the Company. In addition, the Vice President -- Finance of the Company holds a minority ownership interest and is a director. Sales to Prime for the year ended December 31, 2002 were $2,070 and the amount due from Prime as of December 31, 2002 was $72. Sales to Prime were made under arms-length prices and terms comparable to those of other companies in the industry.

     In July 2001, James N. Mills resigned as Chief Executive Officer of Holding and the Company and remained on the board of directors through February 2002. In August 2001, the Company sold certain corporate assets to Mr. Mills for $1,150. Prior to the sale of the assets, the Company obtained an independent appraisal of the assets which supported the sales price. The assets had a carrying value of $1,001, and the Company recorded a gain on the sale of property, plant and equipment in the amount of $149 related to the transaction.

                         INTERNATIONAL WIRE GROUP, INC.

8.  LONG-TERM OBLIGATIONS

     The composition of long-term obligations at December 31, 2002 and 2001 is as follows:

                                                                2002       2001
                                                              --------   --------
Second Amended and Restated Credit Agreement................  $  6,995   $     --
Senior Subordinated Notes...................................   150,000    150,000
Series B Senior Subordinated Notes..........................   150,000    150,000
Series B Senior Subordinated Notes Premium..................     5,129      6,912
Industrial revenue bonds....................................    15,500     15,500
Other.......................................................     7,897      9,380
                                                              --------   --------
                                                               335,521    331,792
Less, current maturities....................................    10,133      3,049
                                                              --------   --------
                                                              $325,388   $328,743
                                                              ========   ========

     The schedule of principal payments (excluding unamortized premium) for long-term obligations at December 31, 2002 is as follows:

2003........................................................   $  8,163
2004........................................................        336
2005........................................................    314,136
2006........................................................        151
2007........................................................        187
Thereafter..................................................      7,419
                                                               --------
  Total.....................................................   $330,392
                                                               ========

  SECOND AMENDED AND RESTATED CREDIT AGREEMENT

     On December 20, 2001, the Company entered into the Second Amended and Restated Credit Agreement (the "Credit Agreement") with certain financial institutions that replaced the Company's Amended and Restated Credit Agreement. In connection with the Credit Agreement, the Company paid $1,420 to satisfy its outstanding term balance on the prior credit agreement and incurred $2,459 in financing costs. All outstanding letters of credit from the prior credit agreement were incorporated into the Credit Agreement. Borrowings under the Credit Agreement are collateralized by first priority mortgages and liens on all domestic assets of the Company and its domestic subsidiaries. In addition, borrowings under the Credit Agreement are guaranteed by Holding.

     The Credit Agreement consists of a $70,000 revolving credit facility, subject to certain borrowing base requirements, that will mature on January 15, 2005. The Credit Agreement provides that a portion of the Credit Agreement, not in excess of $35,000, is available for the issuance of letters of credit. At December 31, 2002, the Company had $29,431 in outstanding letters of credit under the Credit Agreement.

     The Company's obligations under the Credit Agreement bear interest, at the option of the Company, at a rate per annum equal to (a) the Alternate Base Rate (as defined in the Credit Agreement) plus 2.50% or (b) the Eurodollar Rate (as defined in the Credit Agreement) plus 3.50%. The Alternate Base Rate and Eurodollar Rate margins are established quarterly based on a formula as defined in the Credit Agreement. Interest payment dates vary depending on the interest rate option to which the Credit Agreement is tied, but generally interest is payable quarterly. The Credit Agreement contains several financial covenants which, among other things, require the Company to maintain certain financial ratios and restrict the Company's

                         INTERNATIONAL WIRE GROUP, INC.

ability to incur indebtedness, make capital expenditures and pay dividends. The Company had $6,995 in outstanding borrowing under the Credit Agreement at December 31, 2002. The weighted average interest rate on outstanding borrowings under the Company's Amended and Restated Credit Agreement was 6.50% at December 31, 2002.

     On March 25, 2003, the Company and the financial institutions that are parties to the Credit Agreement entered into a Second Amendment to the Credit Agreement. Under the terms of the amendment, certain financial and other covenants were modified. The amendment also increased the interest rate payable on borrowing by 0.25% per annum.

  SENIOR SUBORDINATED NOTES AND SERIES B SENIOR SUBORDINATED NOTES

     The Senior Subordinated Notes issued in connection with the Acquisitions and the Series B Notes issued in connection with the refinancing of the Company's credit facility in 1997 (collectively, the "Senior Subordinated Notes") were issued under similar indentures (the "Indentures") dated June 12, 1995 and June 17, 1997, respectively. The Senior Subordinated Notes represent unsecured general obligations of the Company and are subordinated to all Senior Debt (as defined in the Indentures) of the Company.

     The Senior Subordinated Notes are fully and unconditionally (as well as jointly and severally) guaranteed on an unsecured, senior subordinated basis by each subsidiary of the Company (the "Guarantor Subsidiaries") other than IWG-Philippines, Inc., IWG International, Inc., Italtrecce-Societa Italiana Trecce & Affini S.r.l., International Wire SAS, International Wire Group SAS, Tresse Metallique J. Forissier, S.A., Cablerie E. Charbonnet, S.A., IWG Services Co., S de RL de CV, IWG Durango, S de RL de CV (the "Non-Guarantor Subsidiaries"). Each of the Guarantor Subsidiaries and Non-Guarantor Subsidiaries is wholly owned by the Company.

     The Senior Subordinated Notes mature on June 1, 2005. Interest on the Senior Subordinated Notes is payable semi-annually on each June 1 and December
1. The Senior Subordinated Notes bear interest at the rate of 11.75% per annum. The Senior Subordinated Notes are redeemable, at the Company's option, at the redemption price of 102.0% at December 31, 2002. The redemption price decreases gradually to 100% at June 1, 2003, and thereafter, with accrued interest.

     The Senior Subordinated Notes restrict, among other things, the incurrence of additional indebtedness by the Company, the payment of dividends and other distributions in respect of the Company's capital stock, the payment of dividends and other distributions by the Company's subsidiaries, the creation of liens on the properties and the assets of the Company to secure certain subordinated debt and certain mergers, sales of assets and transactions with affiliates.

  INDUSTRIAL REVENUE BONDS

     In connection with a previous acquisition, the Company assumed debt related to two Industrial Revenue Bonds (the "IRB's") totaling $15,500. The IRB's are due in August, 2005 and March 2016 in the amounts of $9,000 and $6,500, respectively. The IRB's bear interest at a rate per annum which is tied to the Tax Exempt Money Market Index which resulted in an effective rate of 1.4% and 1.5% at December 31, 2002 and 2001, respectively. Rates change weekly and interest is paid monthly. The IRB's are collateralized by letters of credit totaling $15,681.

                         INTERNATIONAL WIRE GROUP, INC.

9.  INCOME TAXES

     The Company accounts for income taxes in accordance with the provisions of SFAS No. 109. The provision (benefit) for income taxes is as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                          2002       2001      2000
                                                        --------   --------   -------
Current:
  Federal.............................................  $(12,168)  $ (3,124)  $ 6,337
  State...............................................       193        392     1,158
  Foreign.............................................       101         30       864
                                                        --------   --------   -------
                                                         (11,874)    (2,702)    8,359
                                                        --------   --------   -------
Deferred:
  Federal.............................................    39,607    (13,198)     (478)
  State...............................................     6,928     (2,954)      (80)
  Foreign.............................................      (701)       (41)       (2)
                                                        --------   --------   -------
                                                          45,834    (16,193)     (560)
                                                        --------   --------   -------
     Income tax provision (benefit) for continuing
       operations.....................................    33,960    (18,895)    7,799
                                                        --------   --------   -------
Tax expense (benefit) on discontinued operations......        --     (2,150)   (1,261)
Tax benefit on change in accounting principle.........   (19,408)        --        --
Tax benefit on extraordinary item.....................        --         --    (2,073)
                                                        --------   --------   -------
          Total provision (benefit)...................  $ 14,552   $(21,045)  $ 4,465
                                                        ========   ========   =======

     The components of income (loss) from continuing operations before income taxes, cumulative effect of change in accounting principle and extraordinary item were as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                          2002       2001      2000
                                                        --------   --------   -------
Domestic..............................................  $(41,828)  $(37,844)  $ 9,280
Foreign...............................................       994      4,295     8,153
                                                        --------   --------   -------
Income (loss) from continuing operations before income
  taxes provision (benefit), cumulative effect of
  change in accounting principle and extraordinary
  item................................................  $(40,834)  $(33,549)  $17,433
                                                        ========   ========   =======

     Reconciliation between the statutory income tax rate and effective tax rate is summarized below:

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                          2002       2001      2000
                                                        --------   --------   -------
U.S. Federal statutory rate at 35%....................  $(14,292)  $(11,742)  $ 6,102
State taxes, net of federal effect....................    (1,784)    (1,665)      701
Foreign taxes.........................................    (1,747)    (1,001)   (1,992)
Nondeductible expenses................................        56         52       412
Nondeductible amortization of intangibles.............     3,482      1,407     1,268

                         INTERNATIONAL WIRE GROUP, INC.

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                          2002       2001      2000
                                                        --------   --------   -------
Nondeductible compensation expense (income)...........        --     (3,638)       28
Change in valuation allowance.........................    58,872         --        --
Reversal of reserve for tax contingencies no longer
  required............................................   (10,000)        --        --
Other.................................................      (627)    (2,308)    1,280
                                                        --------   --------   -------
                                                        $ 33,960   $(18,895)  $ 7,799
                                                        ========   ========   =======

     The tax effects of significant temporary differences representing deferred tax assets and liabilities are as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                           2002      2001      2000
                                                         --------   -------   -------
Deferred tax assets:
  Accounts receivable reserves.........................  $  3,024   $ 1,518   $   862
  Inventories..........................................     5,637     5,419     5,742
  Depreciation and amortization........................    12,115        --        --
  Accrued liabilities not yet deductible...............     2,959     8,291     8,849
  Net operating loss carryforward......................    33,361    17,786        --
  AMT credit carryforward..............................        --     2,936     5,286
  Postretirement benefits..............................     3,068     2,562     2,638
  Capital loss.........................................        --        --     3,213
  Other................................................       315       315       315
                                                         --------   -------   -------
                                                           60,479    38,827    26,905
  Valuation allowance..................................   (60,479)       --    (3,213)
                                                         --------   -------   -------
                                                               --    38,827    23,692
Deferred tax liabilities:
  Depreciation and amortization........................        --    12,401    15,609
                                                         --------   -------   -------
     Net deferred tax asset (liability)................  $     --   $26,426   $ 8,083
                                                         ========   =======   =======

     A valuation allowance is required against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The change in the valuation allowance is the result of changes in temporary differences and the current weight of such evidence. The change in the valuation allowance includes approximately $1,600 netted against discontinued operations.

     The Company's net operating loss expires in periods ranging from the year 2010 through the year 2022. The Company has no present intention of remitting undistributed earnings of its foreign subsidiaries and, accordingly, no deferred tax liability has been established relative to these earnings.

     In connection with the Wire Harness Sale, the Company agreed to indemnify Viasystems for any current or future liabilities associated with the IRS Examination. During the fourth quarter of 2000, the Company and Viasystems reached a settlement with the IRS related to the IRS Examination and agreed to pay $2,026 (see Note 7 for further discussion of the Wire Harness Sale).

                         INTERNATIONAL WIRE GROUP, INC.

10.  IMPAIRMENT, UNUSUAL AND PLANT CLOSING CHARGES

     During the first quarter of 2001, the Company announced its plan for a realignment of its insulated wire production and initiated the closure of three of its manufacturing facilities located in Alabama and Indiana. During the second quarter of 2001, the Company announced the closures of two additional facilities, the third and final Alabama facility and a second plant in Indiana. In the third quarter of 2001, the Company announced the consolidation of certain selling, general and administrative functions as well as a corporate reorganization. In the fourth quarter of 2001, the Company announced its plan for a realignment and consolidation of its bare wire production and initiated the closure of two facilities located in Arkansas. In addition, the Company announced other administrative reorganizations in the fourth quarter. The Company completed the closure of six of the facilities by the end of 2001, with one facility in Alabama closed in the first quarter of 2003. The production capacity from the closed locations was primarily transferred and consolidated into the Company's existing manufacturing facilities in Indiana, Texas and New York locations, which were expanded, as necessary, to accommodate the production transfer. In addition to the plant consolidations announced during 2001, the Company purchased an existing plant site for a "greenfield" insulated wire operation in Mexico. This plant is located in Durango, Mexico, which is approximately 600 miles south of the U.S./Mexican border. The startup of this Mexican facility began in the third quarter of 2001 and production and customer shipments began in the third quarter of 2002.

     As a result of these actions, 236 employees have been terminated. The unusual charges from plant closures, selling, general and administrative headcount reductions and the corporate reorganization that was charged to impairment, unusual and plant closing charges for the year ended December 31, 2001 were $7,387. In 2000, the Company recorded an unusual charge of $650 for severance costs related to the relocation of certain administrative functions.

     A summary of activity related to plant closings is as follows:

                                                     CURRENT PERIOD ACTIVITY
                                  BALANCE AT    ---------------------------------    BALANCE AT
                                 DECEMBER 31,               INSULATED   BARE WIRE   DECEMBER 31,
                                     2001       CORPORATE   PRODUCTS    PRODUCTS        2002
                                 ------------   ---------   ---------   ---------   ------------
Balance, beginning of period...    $   626       $ 1,920     $1,240      $ 1,368      $ 4,528
Charges to operations:
  Facility shut-down costs.....      3,481            --         --           --           --
  Personnel and severance
     costs.....................      3,906            --         --           --           --
                                   -------       -------     ------      -------      -------
                                     7,387            --         --           --           --
                                   -------       -------     ------      -------      -------
Cash payments:
  Facility shut-down costs.....     (1,070)          (60)      (351)        (962)      (1,373)
  Personnel and severance
     costs.....................     (2,415)       (1,380)      (352)        (187)      (1,919)
                                   -------       -------     ------      -------      -------
                                    (3,485)       (1,440)      (703)      (1,149)      (3,292)
                                   -------       -------     ------      -------      -------
Balance, end of period.........    $ 4,528       $   480     $  537      $   219      $ 1,236
                                   =======       =======     ======      =======      =======

     In addition to the accruals for plant closings, the Company incurred additional unusual costs incremental to its on-going operations of $5,758 related to plant consolidations that was included in cost of goods sold for year ended December 31, 2001. These costs include inefficiencies incurred during the transition of production capacity and other incremental costs related to the transferred production lines.

     In connection with the plant consolidations in 2001, the Company performed an analysis of the closed facilities and the machinery and equipment that was not moved and consolidated into existing facilities. Based on the results of this analysis, the Company recorded a non-cash impairment loss of $5,468 which represented

                         INTERNATIONAL WIRE GROUP, INC.

the difference between management's estimate of the fair market value of the remaining facilities and equipment and the carrying value of those assets.

11.  RETIREMENT BENEFITS AND STOCK OPTION PLANS

     The Company sponsors a number of defined contribution retirement plans, which provide retirement benefits for eligible employees. Company contribution expense related to these retirement plans for the years ended December 31, 2002, 2001 and 2000 amounted to $1,346, $1,449 and $3,039, respectively.

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

     The minimum value of each option grant is estimated on the date of grant with the following assumptions: (i) risk-free interest rates of 4.3% and 6.4% in 2002 and 2000, respectively; and (ii) expected life of 10 years. There were no options granted during the year ended December 31, 2001.

     Changes in the status of the Option Plan are summarized below:

                                                WEIGHTED AVERAGE
                                                 EXERCISE PRICE     OPTIONS      OPTIONS
                                                   PER SHARE        GRANTED      VESTED
                                                ----------------   ----------   ---------
December 31, 1999.............................       $1.22          4,196,452   2,506,452
  Granted.....................................       $2.24            420,000          --
  Vested......................................       $1.22                 --     809,584
  Exercised...................................       $1.00            (66,250)    (66,250)
  Forfeitures.................................       $1.67           (365,689)     (5,273)
                                                                   ----------   ---------
December 31, 2000.............................       $1.29          4,184,513   3,244,513
  Granted.....................................          --                 --          --
  Vested......................................       $1.33                 --     264,000
  Forfeitures.................................       $1.67         (1,035,274)   (590,274)
                                                                   ----------   ---------
December 31, 2001.............................       $1.16          3,149,239   2,918,239
  Granted.....................................       $1.00            525,000          --
  Vested......................................       $1.00                 --     300,000
  Forfeitures.................................       $1.00           (341,885)   (447,885)
                                                                   ----------   ---------
December 31, 2002.............................       $1.00          3,332,354   2,770,354
                                                                   ==========   =========

                         INTERNATIONAL WIRE GROUP, INC.

     The weighted average grant-date fair value of options granted during 2002 and 2000 was $0.64 and $1.20, respectively. There were no options granted during 2001. Of the 3,332,354 options outstanding under the Option Plan at December 31, 2002, 2,980,000 have an exercise price at $1.00 per share, 170,000 at $1.40 per share, 17,354 at $1.63 per share, 125,000 at $1.81 per share and 40,000 at $2.24 per share and have remaining contractual lives of between 3 and 9 years. The weighted average exercise price of options vested at December 31, 2002 is $1.07 per share.

     Changes in the status of the Performance Options are summarized below:

                                                    WEIGHTED AVERAGE
                                                     EXERCISE PRICE     OPTIONS    OPTIONS
                                                       PER SHARE        GRANTED    VESTED
                                                    ----------------   ---------   -------
December 31, 1999.................................       $1.38         4,202,744      --
                                                                                    ====
  Granted.........................................       $  --                --      --
                                                                       ---------
December 31, 2000.................................       $1.50         4,202,744      --
                                                                                    ====
  Granted.........................................       $  --                --      --
                                                                       ---------
December 31, 2001.................................       $1.64         4,202,744      --
                                                                                    ====
  Granted.........................................       $  --                --      --
                                                                       ---------
December 31, 2002.................................       $1.79         4,202,744      --
                                                                       =========    ====

     Of the Performance Options outstanding at December 31, 2002, 2,966,178 and 1,236,566 have exercise prices of $1.68 and $1.54 respectively, and have weighted average remaining contractual lives of between 3 and 4 years. Certain performance options were forfeited in 1998 and were reissued to certain officers of the Company in 1999.

     In addition to the options granted to officers and key employees through the Option Plan, the Company also granted options to purchase 300,000 shares of Holding Common Stock at $1.00 per share to directors of the Company. These options were issued and vested in 1995.

     Holding Class A common stock may be converted into shares of Holding common stock (i) at the option of any holder thereof at any time, (ii) at the option of Holding upon the occurrence of a Triggering Event (as defined), and (iii) mandatorily at March 31, 2005. Each share of Holding's Class A common stock is convertible into a fraction of a share of Holding common stock based on a formula set forth in the Company's Certificate of Incorporation. During the years ended December 31, 2002, 2001, and 2000, the Company recorded non-cash compensation expense (income) of $0, ($10,393) and $80, respectively, which reflects the difference between the cost of the Class A common stock and the value of the defined conversion feature at those dates.

12.  COMMITMENTS AND CONTINGENCIES

     The Company leases certain property, transportation vehicles and other equipment. Total rental expense under operating leases was $4,246, $5,012 and $5,861 for the years ended December 31, 2002, 2001 and 2000,

                         INTERNATIONAL WIRE GROUP, INC.

respectively. Future minimum lease payments under capital and operating leases for the years ended December 31 are:

                                                              CAPITAL   OPERATING
                                                              -------   ---------
2003........................................................  $1,168     $2,449
2004........................................................     336      2,044
2005........................................................     137        847
2006........................................................     151        612
2007........................................................     187        203
Thereafter..................................................     918        107
                                                              ------     ------
  Total minimum lease payments..............................   2,897     $6,262
                                                                         ======
  Less amount representing interest.........................    (966)
                                                              ------
  Present value of net minimum lease payments...............  $1,931
                                                              ======

     The Company has a postretirement benefit plan that provides certain medical and life insurance for certain retirees and eligible dependents of an acquired company. Current employees are not eligible to participate in the plan. The Company funds the plan as claims or insurance premiums are incurred. The plan can be amended or terminated at any time by the Company. Net postretirement benefit expense included the following components:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2002     2001     2000
                                                              ------   ------   ------
Interest cost...............................................   $624     $667     $663
Amortization of unrecognized net (gain)/loss................     74      100      111
                                                               ----     ----     ----
Net periodic postretirement benefit expense.................   $698     $767     $774
                                                               ====     ====     ====

     The change in the projected postretirement benefit obligation was as follows:

                                                               DECEMBER 31,
                                                              ---------------
                                                               2002     2001
                                                              ------   ------
Beginning benefit obligation balance........................  $9,208   $9,561
Interest cost...............................................     624      667
Plan participants contributions.............................     266      227
Actuarial (gains)/losses....................................    (107)    (437)
Benefits paid...............................................    (804)    (810)
                                                              ------   ------
Ending benefit obligation balance...........................  $9,187   $9,208
                                                              ======   ======

     The funded status and amounts recognized in the consolidated balance sheets are as follows:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2002      2001
                                                              -------   -------
Funded status...............................................  $(9,187)  $(9,208)
Actuarial adjustments.......................................    1,432     1,539
                                                              -------   -------
Accrued benefit cost........................................  $(7,755)  $(7,669)
                                                              =======   =======

     The discount rate used in determining the accumulated postretirement benefit obligation was 7.00% for the year ended December 31, 2002 and 7.25% for the years ended December 31, 2001 and 2000. The assumed

                         INTERNATIONAL WIRE GROUP, INC.

health-care cost trend rate used in measuring the accumulated postretirement benefit obligation was 14.00%, decreasing gradually to 5.00% in year 2007 and thereafter. Changing the assumed health-care cost trend rate by 1% would result in a change in the accumulated postretirement benefit obligation of $945 for 2002. The effect of this change would affect net postretirement benefit expense by $66.

     The Company is subject to legal proceedings and claims that arise in the normal course of business. In the opinion of management, the ultimate liabilities with respect to these actions will not have a material adverse effect on the Company's financial condition, results of operations or cash flows. See Note 14 to the Company's Consolidated Financial Statements included herein.

13.  BUSINESS SEGMENT INFORMATION

     The Company conducts its operations through one business segment.

     The following is sales and long-lived asset information by geographic area as of and for the years ended December 31:

                                              SALES                 LONG-LIVED ASSETS
                                  ------------------------------   -------------------
                                    2002       2001       2000       2002       2001
                                  --------   --------   --------   --------   --------
United States...................  $340,572   $367,211   $498,850   $195,290   $318,040
Foreign.........................    62,147     57,919     65,400     35,060     37,078
                                  --------   --------   --------   --------   --------
                                  $402,719   $425,130   $564,250   $230,350   $355,118
                                  ========   ========   ========   ========   ========

     Foreign sales are based on the country in which the legal subsidiary is domiciled. Sales from no single foreign country were material to the consolidated sales of the Company.

14.  LITIGATION

     In connection with the Wire Harness Sale, the Company agreed to indemnify Viasystems for certain claims and litigation including any claims related to a specific product liability issue. During 2002 and 2001, the Company reached global settlements with various claimants related to such product liability issue. As a result of these settlements and an analysis of the Company's current liability related to these claims, the Company recorded net charges of $4,000 and $2,850 in 2002 and 2001, respectively, to discontinued operations. The Company had a reserve of $4,945 and $9,049 for the years ended December 31, 2002 and 2001, respectively, related to the net payments due the claimants in the settlement and the costs to resolve the remaining claims.

     In February, 2002, the Company initiated an action in the Circuit Court of Cook County, Chancery Division (Case No., 02CH2470) located in Chicago, Illinois titled International Wire Group, Inc. v. National Union Fire Insurance Company of Pittsburgh, Pennsylvania, AIG Technical Services, Inc., Aon Corporation and Aon Risk Services of Missouri, Ltd. (the "AIG Litigation"). The Company alleges in the complaint in such action, among other things, that National Union is obligated to defend and indemnify and otherwise provide insurance coverage to the Company and the various original equipment manufacturers for certain claims and damages related to certain water inlet hoses supplied by and through the Company pursuant to two $25 million excess insurance policies issued to the Company by National Union. The presentation of evidence at trial in such case has concluded, and the judge is expected to rule on the outcome of the case in the second quarter of 2003. While there can be no assurance that the outcome will be favorable to the Company in the AIG Litigation, and an unfavorable outcome could have a material adverse effect, the Company believes it will ultimately succeed in such AIG Litigation and, as a result, the Company believes the AIG Litigation will not have a material adverse effect.

                         INTERNATIONAL WIRE GROUP, INC.

     In addition, the Company is a party to various other legal proceedings and administrative actions, all of which are of an ordinary or routine nature incidental to the operations of the Company. The Company does not believe that such proceedings and actions would materially affect the Company.

15.  GUARANTOR SUBSIDIARIES

     The Senior Subordinated Notes are fully and unconditionally (as well as jointly and severally) guaranteed on an unsecured, senior subordinated basis by each subsidiary of the Company other than the Non-Guarantor Subsidiaries. Each of the Guarantor Subsidiaries and Non-Guarantor Subsidiaries is wholly owned by the Company.

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

                         INTERNATIONAL WIRE GROUP, INC.

                          CONSOLIDATING BALANCE SHEET
                            AS OF DECEMBER 31, 2002

                                                                 TOTAL
                                                     TOTAL       NON-
                                        COMPANY    GUARANTOR   GUARANTOR   ELIMINATIONS   CONSOLIDATED
                                        --------   ---------   ---------   ------------   ------------
                                                ASSETS
Cash..................................  $     --   $    846     $ 1,700     $      --       $  2,546
Accounts receivable...................        --     41,034      17,656            --         58,690
Inventories...........................        --     50,288      10,756            --         61,044
Other current assets..................        --      9,635       1,245            --         10,880
                                        --------   --------     -------     ---------       --------
       Total current assets...........        --    101,803      31,357            --        133,160
Property, plant and equipment, net....        --     95,836      30,650            --        126,486
Investment in subsidiaries............   339,887         --          --      (339,887)            --
Intangible and other assets...........     6,373     93,037       4,454            --        103,864
                                        --------   --------     -------     ---------       --------
       Total assets...................  $346,260   $290,676     $66,461     $(339,887)      $363,510
                                        ========   ========     =======     =========       ========

                            LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities...................  $ 11,947   $ 46,851     $ 8,063     $      --       $ 66,861
Long term obligations, less current
  maturities..........................   308,157     17,231          --            --        325,388
Other long-term liabilities...........        --     22,767         847            --         23,614
Intercompany (receivable) payable.....    10,616    (49,209)     38,593            --             --
                                        --------   --------     -------     ---------       --------
       Total liabilities..............   330,720     37,640      47,503            --        415,863
Stockholder's equity (deficit):
  Common stock........................         0          0           0             0              0
  Contributed capital.................   236,331    297,105      11,888      (308,993)       236,331
  Carryover of predecessor basis......        --    (67,762)         --            --        (67,762)
  Retained earnings (accumulated
     deficit).........................  (220,791)    23,693       7,201       (30,894)      (220,791)
  Other comprehensive loss............        --         --        (131)           --           (131)
                                        --------   --------     -------     ---------       --------
       Total stockholder's equity
          (deficit)...................    15,540    253,036      18,958      (339,887)       (52,353)
                                        --------   --------     -------     ---------       --------
       Total liabilities and
          stockholder's equity
          (deficit)...................  $346,260   $290,676     $66,461     $(339,887)      $363,510
                                        ========   ========     =======     =========       ========

                         INTERNATIONAL WIRE GROUP, INC.

                     CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2002

                                                                       TOTAL
                                                           TOTAL       NON-
                                              COMPANY    GUARANTOR   GUARANTOR   ELIMINATIONS   CONSOLIDATED
                                             ---------   ---------   ---------   ------------   ------------
Net sales..................................  $      --   $ 340,572    $62,147      $     --      $ 402,719
Operating expenses:
  Cost of goods sold.......................         --     272,694     47,785            --        320,479
  Selling, general and administrative
    expenses...............................         --      27,926      4,174            --         32,100
  Depreciation and amortization............        576      23,283      3,786            --         27,645
  Goodwill impairment......................         --      28,208     (3,853)           --         24,355
  Gain on sale of fixed assets.............         --         (64)        --            --            (64)
                                             ---------   ---------    -------      --------      ---------
Operating income (loss)....................       (576)    (11,475)    10,255            --         (1,796)
Other income (expense):
  Interest expense.........................        381     (35,500)    (1,401)           --        (36,520)
  Amortization of deferred financing
    costs..................................     (2,123)         --         --            --         (2,123)
  Other....................................         --        (241)      (154)           --           (395)
  Equity in net income (loss) of
    subsidiaries...........................   (130,980)         --         --       130,980             --
                                             ---------   ---------    -------      --------      ---------
Income (loss) from continuing operations
  before income tax provision (benefit)....   (133,298)    (47,216)     8,700       130,980        (40,834)
Income tax provision (benefit).............         --      33,895         65            --         33,960
                                             ---------   ---------    -------      --------      ---------
Income (loss) from continuing operations
  before extraordinary items...............   (133,298)    (81,111)     8,635       130,980        (74,794)
Income (loss) from discontinued
  operations...............................         --      (4,000)        --            --         (4,000)
                                             ---------   ---------    -------      --------      ---------
Income (loss) before change in accounting
  principle................................   (133,298)    (85,111)     8,635       130,980        (78,794)
Cumulative effect of change in accounting
  for goodwill.............................         --     (49,794)    (4,710)           --        (54,504)
                                             ---------   ---------    -------      --------      ---------
Net income (loss)..........................  $(133,298)  $(134,905)   $ 3,925      $130,980      $(133,298)
                                             =========   =========    =======      ========      =========

                     CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2002

                                                                        TOTAL
                                                            TOTAL       NON-
                                                COMPANY   GUARANTOR   GUARANTOR   ELIMINATIONS   CONSOLIDATED
                                                -------   ---------   ---------   ------------   ------------
Net cash from operating activities............  $(6,995)   $(4,236)   $ 11,106       $  --         $  (125)
                                                -------    -------    --------       -----         -------
Cash flows used in investing activities:
  Capital expenditures........................      --         927     (12,432)         --         (11,505)
  Proceeds....................................      --         333          --          --             333
                                                -------    -------    --------       -----         -------
Net cash used in investing activities.........      --       1,260     (12,432)         --         (11,172)
                                                -------    -------    --------       -----         -------
Cash flows provided by (used in) financing
  activities:
  Repayment of long-term obligations..........      --      (1,484)         --          --          (1,484)
  Borrowings under the Credit Agreement.......   6,995          --          --          --           6,995
                                                -------    -------    --------       -----         -------
Net cash from (used in) financing
  activities..................................   6,995      (1,484)         --          --           5,511
                                                -------    -------    --------       -----         -------
Effect of exchange rate changes on cash and
  cash equivalents............................      --          --         315          --             315
                                                -------    -------    --------       -----         -------
Net change in cash............................  $   --     $(4,460)   $ (1,011)      $  --         $(5,471)
                                                =======    =======    ========       =====         =======

                         INTERNATIONAL WIRE GROUP, INC.

                          CONSOLIDATING BALANCE SHEET
                            AS OF DECEMBER 31, 2001

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
                                        ========   ========     =======     =========       ========

                         INTERNATIONAL WIRE GROUP, INC.

                     CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                                                          TOTAL
                                                              TOTAL       NON-
                                                 COMPANY    GUARANTOR   GUARANTOR   ELIMINATIONS   CONSOLIDATED
                                                 --------   ---------   ---------   ------------   ------------
Net sales......................................  $     --   $367,211     $57,919      $    --        $425,130
Operating expenses:
  Cost of goods sold...........................        --    305,572      43,723           --         349,295
  Selling, general and administrative expenses,
    including non-cash compensation income of
    $(10,393)..................................        --     19,259       4,238           --          23,497
  Depreciation and amortization................       576     31,834       4,065           --          36,475
  Gain (loss) on sale of property, plant and
    equipment..................................        --        936      (1,280)          --            (344)
  Unusual item.................................        --     12,855          --           --          12,855
                                                 --------   --------     -------      -------        --------
Operating income (loss)........................      (576)    (3,245)      7,173           --           3,352
Other income (expense):
  Interest expense.............................     1,757    (35,714)     (1,280)          --         (35,237)
  Amortization of deferred financing costs.....    (1,346)        --          --           --          (1,346)
  Other........................................        --         --        (318)          --            (318)
  Equity in net income (loss) of
    subsidiaries...............................   (17,339)        --          --       17,339              --
                                                 --------   --------     -------      -------        --------
Income (loss) from continuing operations before
  income tax provision (benefit)...............   (17,504)   (38,959)      5,575       17,339         (33,549)
Income tax provision (benefit).................        --    (19,337)        442           --         (18,895)
                                                 --------   --------     -------      -------        --------
Income (loss) from continuing operations before
  extraordinary item...........................   (17,504)   (19,622)      5,133       17,339         (14,654)
Income (loss) from discontinued operations, net
  of income tax benefit of $1,261..............        --     (2,850)         --           --          (2,850)
                                                 --------   --------     -------      -------        --------
Net income (loss)..............................  $(17,504)  $(22,472)    $ 5,133      $17,339        $(17,504)
                                                 ========   ========     =======      =======        ========

                     CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                                                          TOTAL
                                                              TOTAL       NON-
                                                  COMPANY   GUARANTOR   GUARANTOR   ELIMINATIONS   CONSOLIDATED
                                                  -------   ---------   ---------   ------------   ------------
Net cash from operating activities..............  $  111    $ (2,614)    $ 6,433       $  --         $  3,930
                                                  -------   --------     -------       =====         --------
Cash flows used in investing activities:
  Capital expenditures..........................      --     (18,007)     (7,961)         --          (25,968)
  Proceeds......................................      --       2,533          --          --            2,533
                                                  -------   --------     -------       -----         --------
Net cash used in investing activities...........      --     (15,474)     (7,961)         --          (23,435)
                                                  -------   --------     -------       -----         --------
Cash flows provided by (used in) financing
  activities:
  Repayment of long-term obligations............  (2,644)        614          --          --           (2,030)
  Financing fees and other......................      --      (2,459)         --          --           (2,459)
                                                  -------   --------     -------       -----         --------
Net cash from (used in) financing activities....  (2,644)     (1,845)         --          --           (4,489)
                                                  -------   --------     -------       -----         --------
Effect of exchange rate changes on cash and cash
  equivalents...................................      --          --        (233)         --             (233)
                                                  -------   --------     -------       -----         --------
Net change in cash..............................  $(2,533)  $(19,933)    $(1,761)      $  --         $(24,227)
                                                  =======   ========     =======       =====         ========

                         INTERNATIONAL WIRE GROUP, INC.

                     CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                                                                     TOTAL
                                                                         TOTAL       NON-
                                                            COMPANY    GUARANTOR   GUARANTOR   ELIMINATIONS   CONSOLIDATED
                                                            --------   ---------   ---------   ------------   ------------
Net sales.................................................  $    --    $498,850     $65,400      $     --       $564,250
Operating expenses:
  Cost of goods sold......................................       --     372,082      47,090            --        419,172
  Selling, general and administrative expenses, including
    non-cash compensation expense of $80..................       80      42,642       4,401            --         47,123
  Depreciation and amortization...........................      637      31,624       3,945            --         36,206
  Loss on sale of property, plant and equipment...........       --         543          --            --            543
  Unusual item............................................       --         650          --            --            650
                                                            --------   --------     -------      --------       --------
Operating income (loss)...................................     (717)     51,309       9,964            --         60,556
Other income (expense):
  Interest expense........................................  (38,064)     (1,050)     (1,690)           --        (40,804)
  Amortization of deferred financing costs................   (2,097)         --          --            --         (2,097)
  Other...................................................     (209)        108        (121)           --           (222)
  Equity in net income of subsidiaries....................   47,817          --          --       (47,817)            --
                                                            --------   --------     -------      --------       --------
Income from continuing operations before income tax
  provision (benefit) and extraordinary item..............    6,730      50,367       8,153       (47,817)        17,433
Income tax provision......................................       --       6,937         862            --          7,799
                                                            --------   --------     -------      --------       --------
Income from continuing operations before extraordinary
  item....................................................    6,730      43,430       7,291       (47,817)         9,634
Income from discontinued operations, net of income tax
  benefit of $1,261.......................................       --     (10,940)     10,783            --           (157)
                                                            --------   --------     -------      --------       --------
Income before cumulative effect of change in accounting
  principle...............................................    6,730      32,490      18,074       (47,817)         9,477
Extraordinary item, net of tax benefit of $2,073..........       --      (2,747)         --            --         (2,747)
                                                            --------   --------     -------      --------       --------
Net income................................................  $ 6,730    $ 29,743     $18,074      $(47,817)      $  6,730
                                                            ========   ========     =======      ========       ========

                     CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                                                                     TOTAL
                                                                         TOTAL       NON-
                                                            COMPANY    GUARANTOR   GUARANTOR   ELIMINATIONS   CONSOLIDATED
                                                           ---------   ---------   ---------   ------------   ------------
Net cash from operating activities.......................  $  (8,927)  $ 33,796     $ 3,954      $ 5,787       $  34,610
                                                           ---------   --------     -------      -------       ---------
Cash flows used in investing activities:
  Acquisitions, net of cash..............................         --     (3,861)         --           --          (3,861)
  Capital expenditures by continuing operations..........         --    (17,799)     (4,670)          --         (22,469)
  Proceeds from sale of property, plant and equipment....         --      9,147          --           --           9,147
  Capital expenditures by discontinued operations........         --       (125)       (857)          --            (982)
                                                           ---------   --------     -------      -------       ---------
Net cash used in investing activities....................         --    (12,638)     (5,527)          --         (18,165)
                                                           ---------   --------     -------      -------       ---------
Cash flows provided by (used in) financing activities:
  Equity proceeds........................................         66         --       5,787       (5,787)             66
  Repayment of long-term obligations.....................   (199,738)      (517)         --           --        (200,255)
  Cash proceeds from sale of Wire Harness Segment, net of
    fees.................................................    209,298         --          --           --         209,298
  Financing fees and other...............................       (699)        --          --           --            (699)
                                                           ---------   --------     -------      -------       ---------
Net cash from (used in) financing activities.............      8,927       (517)      5,787       (5,787)          8,410
                                                           ---------   --------     -------      -------       ---------
Effect of exchange rate changes on cash and cash
  equivalents............................................         --         --         (36)          --             (36)
                                                           ---------   --------     -------      -------       ---------
Net change in cash.......................................  $      --   $ 20,641     $ 4,178      $    --       $  24,819
                                                           =========   ========     =======      =======       =========

                         INTERNATIONAL WIRE GROUP, INC.

                         INTERNATIONAL WIRE GROUP, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

ALLOWANCE FOR DOUBTFUL                                                                 COLLECTION OF
ACCOUNTS -- DEDUCTED                             BALANCE AT                             PREVIOUSLY     ACQUISITIONS   BALANCE AT
FROM ACCOUNTS RECEIVABLES                        BEGINNING                              WRITTEN OFF        AND          END OF
IN THE BALANCE SHEET                             OF PERIOD    PROVISION   WRITE-OFFS     ACCOUNTS       DISPOSALS       PERIOD
-------------------------                        ----------   ---------   ----------   -------------   ------------   ----------
                                                                                 (IN THOUSANDS)
Year ended December 31, 2000...................    $2,879      $  555       $(228)         $  --          $(446)        $2,760
Year ended December 31, 2001...................    $2,760      $2,183       $(878)         $  --          $  --         $4,065
Year ended December 31, 2002...................    $4,065      $3,658       $(643)         $  --          $  --         $7,080

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

NAME                                   AGE                     POSITION(S)
----                                   ---                     -----------
Charles W. Tate......................  58    Chairman of the Board of Holding and the
                                             Company
David M. Sindelar....................  45    Chief Executive Officer, President and Director
                                             of Holding and Chief Executive Officer and
                                             Director of the Company
Jack D. Furst........................  44    Director of Holding and the Company
John A. Gavin........................  71    Director of Holding and the Company
Thomas P. Danis......................  56    Director of Holding and the Company
Richard W. Vieser....................  75    Director of Holding and the Company
William L. Pennington................  47    Director of Holding and the Company
Joseph M. Fiamingo...................  53    Chairman and Director of Holding and the
                                             Company
Rodney D. Kent.......................  55    Director of Holding and Director, President and
                                             Chief Operating Officer of the Company
Glenn J. Holler......................  55    Senior Vice President and Chief Financial
                                             Officer of Holding and the Company
Donald F. DeKay......................  48    Vice President -- Finance of the Company
Chrysant E. Makarushka...............  62    Vice President -- Purchasing and Logistics of
                                             the Company

     Charles W. Tate was named Chairman of the Board of Holding and the Company in February 2002. He also served as a Director of Holding and the Company since April 1995. Mr. Tate was a Partner and member of the Management Committee of Hicks Muse until June 2002. Before joining Hicks Muse as a Managing Director and Principal in 1991, Mr. Tate had over 19 years of experience in investment and merchant banking with Morgan Stanley & Co. Incorporated, including ten years in the mergers and acquisitions department and the last two and one-half years as a Managing Director in Morgan Stanley & Co. Incorporated's merchant banking group. Mr. Tate also serves as a director of International Seed Holdings ApS, Stoneville Pedigreed Seed Company, Mahendra Hybrid Seeds Limited and two companies in Mexico (Vidrio Formas, S.A. de C.V. and Grupo Minsa, S.A. de C.V.).

     David M. Sindelar has been Chief Executive Officer and President of Holding and Chief Executive Officer of the Company since July 2001 and a Director of Holding and the Company since August 2001. He also served as Senior Vice President and Chief Financial Officer of the Company and of Holding from April 1995 through July 2001. Mr. Sindelar also serves as Chief Executive Officer and director of Viasystems Group, Inc., and has held such position since July 2001. Mr. Sindelar was Senior Vice President and Chief Financial Officer of Viasystems Group, Inc. from October 1996 to July 2001. Viasystems Group, Inc. voluntarily filed prepackaged petitions to reorganize under Chapter 11 of the U.S. Bankruptcy Code in October 2002 and emerged from Chapter 11 in January 2003. Mr. Sindelar was a director of LLS Corp. from July 1999 until October 2002, the Chief Executive Officer of LLS from July 2001 until October 2002 and a Senior Vice President and Chief Financial Officer from July 1999 to July 2001. LLS voluntarily filed a petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code in January 2002. Mr. Sindelar was

Senior Vice President and Chief Financial Officer of Berg Electronics Corp. from March 1993 through October 1998 and of Crain Industries, Inc. and Crain Holdings Corp. from August 1995 through December 1997 and of Jackson Holding Company from February 1993 through August 1995.

     Jack D. Furst is a Director of Holding and the Company and has held such positions since April 1995. Mr. Furst is the Chief Operating Officer of Hicks Muse and has held such position since November 2002 and has been a Partner of Hicks Muse since 1989. Mr. Furst has approximately 19 years of experience in leveraged acquisitions and private investments. At Hicks Muse, Mr. Furst is involved in all aspects of its business and has been actively involved in originating, structuring and monitoring its investments. Mr. Furst is primarily responsible for managing the relationship with Hanley Partners. Prior to joining Hicks Muse, Mr. Furst was a Vice President and subsequently a Partner of Hicks & Haas Incorporated, a Dallas based private investment firm from 1987 to May 1989. From 1984 to 1986, Mr. Furst was a merger and acquisition/corporate finance specialist for The First Boston Corporation in New York. Before joining First Boston, Mr. Furst was a financial consultant at Price Waterhouse. Mr. Furst serves on the board of directors of Cooperative Computing, Inc., International Seed Holdings, Home Interiors & Gifts, Inc., and The Realm, Inc.

     John A. Gavin is a director of Holding and the Company and has held such positions since June 1995. Mr. Gavin is the founder and Chairman of the Board of Gamma Holdings, an international capital and consulting firm established in 1968. He is a member of the Latin America Strategy Board of Hicks Muse and was a Partner and Managing Director of Hicks, Muse, Tate & Furst (Latin America), incorporated from 1995 through 2001. From 1987 to 1990, Mr. Gavin was President of Univisa Satellite Communications, a part of a Spanish-speaking broadcast network. Prior thereto, Mr. Gavin served as a Vice President of Atlantic Richfield Company from 1986 and a director from 1988 through 1999. From 1981 to 1986, Mr. Gavin served as the United States Ambassador to Mexico. Mr. Gavin also serves as a director or trustee of: Apex Mortgage Capital; Causeway Capital Management; The Hotchkis and Wiley Funds; The TCW Galileo Funds and Convertible Securities Funds; and The Claxson Interactive Group.

     Thomas P. Danis is a director of Holding and the Company and has held such position since June 1995. Mr. Danis is a member of Aon Group, a company engaged in the insurance brokerage business headquartered in Chicago, Illinois. In 1979, Mr. Danis co-founded an insurance brokerage firm, a joint venture with Corroon & Black. He then joined Aon Group in 1992 where he has held several executive positions. Mr. Danis also serves as a director of several mid-market companies including Reserve Capital Partners and Workstream.

     Richard W. Vieser is a director of Holding and the Company and has held such positions since September 1995. Mr. Vieser is the retired Chairman of the Board, Chief Executive Officer and President of Lear Siegler, Inc. (a diversified manufacturing company), the former Chairman of the Board and Chief Executive Officer of FL Industries, Inc. and FL Aerospace (also diversified manufacturing companies) and the former President and Chief Operating Officer of McGraw-Edison Co. He is Chairman Emeritus of Varian Medical Systems and is also a director of Apogent Technologies, Inc. (formally Sybron International Corporation), and Viasystems Group, Inc.

     William L. Pennington is a director of Holding and the Company and was elected to such position in February 2003. Mr. Pennington is the President of IMCO International, Inc. and the Executive Vice President of IMCO Recycling, Inc. Mr. Pennington is the former President of Lennox Worldwide Heat Transfer and Lennox Asia Pacific. Mr. Pennington also held several senior executive positions with Hilti International Corporation (a global manufacturer and direct sales company), and was also a partner, a shareholder and on the board of directors of Holliman, Langholz, Runnels & Dorwart (a private law practice).

     Joseph M. Fiamingo is Chairman of Holding and the Company and has held such positions since May 2000. Mr. Fiamingo also serves as a director of Holding and the Company and has held such positions since October 1996. Mr. Fiamingo was President, Chief Operating Officer of LLS Corp. and a director from August 2000 to October 2002. LLS Corp filed for voluntary petitions to reorganize under Chapter 11 of the U.S. Bankruptcy Code in January 2002. Previously, Mr. Fiamingo held the position of President and Chief Operating Officer of the Company from September 1996, Vice President of Operations and Technology of the Company from June 1996 and President and Chief Operating Officer of Wirekraft from October 1995. Prior thereto, Mr. Fiamingo was employed by General Cable Corporation from 1972 to 1995 where he held various senior management level positions including President and Vice President and General Manager of several divisions of General Cable and most recently, Executive Vice President of Operations.

     Rodney D. Kent is President and Chief Operating Officer of the Company and has held such positions since May 2000. Mr. Kent also serves as a director of Holding and the Company. Prior to being named as President and Chief Operating Officer, Mr. Kent served as President of the Company's Bare Wire division since April 1995. Mr. Kent also serves as President and Chief Executive Officer of Omega and has held such positions since 1983. Mr. Kent served as Assistant to the President of Omega from 1974 to 1983. Prior to joining Omega, Mr. Kent was employed with Flexo Wire from 1973 to 1974 and Camden Wire Company from 1970 to 1973. Mr. Kent also serves as director of Oneida Savings Bank and Chairman of the Board and director of Prime Materials Recovery, Inc.

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

     Donald F. DeKay is Vice President -- Finance of the Company and has held such position since July 2001. Prior to being named Vice President -- Finance of the Company, Mr. DeKay served as Vice President -- Finance of the Company's Bare Wire division since April 1995. Mr. DeKay served as Vice President -- Finance of Omega from 1988 to 1995 and Controller of Omega from 1983 to 1988. Prior to joining the Company, Mr. DeKay was employed by Price Waterhouse from 1978 to 1983. Mr. DeKay also serves as director of Prime Materials Recovery, Inc.

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

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth the cash and non-cash compensation earned by the Chief Executive Officer and the four other most highly compensated executive officers of Holding and the Company (the "Named Executive Officers"). Such compensation was paid by or on behalf of the Company during the years ended

December 31, 2002, 2001 and 2000. The bonuses included in annual compensation were paid subsequent to year-end. As of the date hereof, the Company has not granted any stock appreciation rights.

                           SUMMARY COMPENSATION TABLE

                                                                        LONG-TERM
                                                                       COMPENSATION
                                                                       ------------
                                                                          AWARDS
                                                                       ------------
                                               ANNUAL COMPENSATION      SECURITIES
                                              ----------------------    UNDERLYING        ALL OTHER
                                       YEAR   SALARY($)     BONUS($)    OPTIONS(#)    COMPENSATION($)(1)
                                       ----   ---------     --------   ------------   ------------------
David M. Sindelar....................  2002    320,000           --           --                --
  Chief Executive Officer and
    President                          2001    300,000           --           --                --
  of Holding and Chief Executive
    Officer                            2000    300,000      300,000      175,000                --
  of the Company
Rodney D. Kent.......................  2002    280,909(2)        --           --                --
  President and Chief Operating
    Officer                            2001    392,155(2)        --           --           141,201(3)
  of the Company                       2000    402,155(2)   227,305           --           132,282(3)
Glenn J. Holler......................  2002    270,400           --           --                --
  Senior Vice President and Chief      2001    260,000           --           --                --
  Financial Officer of Holding and
    the                                2000    250,667      125,345           --                --
  Company
Donald F. DeKay......................  2002    200,200           --           --                --
  Vice President -- Finance of the     2001    200,200           --           --                --
  Company                              2000    169,659       60,920           --                --
Chrysant E. Makarushka...............  2002    128,180           --       75,000                --
  Vice President -- Purchasing and     2001    128,180           --           --                --
  Logistics of the Company             2000    107,707       27,087           --                --

---------------

(1) Holding and the Company provide to certain executive officers, a car allowance, reimbursement for club memberships, insurance policies and certain other benefits. The aggregate incremental cost of these benefits to Holding and the Company for each officer do not exceed the lesser of $60,000 or 10% of the total annual salary and bonus reported for each officer.

(2) Includes $52,455 and $52,455 in annual deferred compensation earned by Mr. Kent in 2001 and 2000, respectively, pursuant to his employment agreement.

(3) Represents (i) $41,867 and $44,192 in premiums paid on life insurance policies for the benefit of Mr. Kent in 2001 and 2000, respectively and (ii) $99,334 and $88,090 in annual interest accruals related to deferred compensation earned by Mr. Kent in 2001 and 2000, respectively, pursuant to his employment agreement.

OPTION GRANTS IN LAST FISCAL YEAR

     There were 75,000 options granted to Chrysant E. Makarushka, Vice
President -- Purchasing and Logistics of the Company in the current fiscal year.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                         NUMBER OF   PERCENT OF
                                          OPTIONS       TOTAL      EXERCISE OF   EXPIRATION    GRANT DATE
                                          GRANTED      OPTIONS     BASE PRICE       DATE      PRESENT VALUE
NAME                                        (#)        GRANTED       ($/SH)         (#)            ($)
----                                     ---------   -----------   -----------   ----------   -------------
Chrysant E. Makarushka.................   75,000        14.3%         $1.00       8/1/12           $0

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

     No options were exercised by the Named Executive Officers during fiscal 2002. The following table summarizes the number and value of unexercised options as of December 31, 2002.

                                                      NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                     UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS
                            SHARES                 OPTIONS AT FISCAL YEAR END        AT FISCAL YEAR END
                          ACQUIRED ON    VALUE     ---------------------------   ---------------------------
                           EXERCISE     REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
NAME                          (#)         ($)          (#)            (#)            ($)            ($)
----                      -----------   --------   -----------   -------------   -----------   -------------
David M. Sindelar.......       --          $0             --       1,225,690         $0             $0
Rodney D. Kent..........       --          $0        400,000              --         $0             $0
Glenn J. Holler.........       --          $0        250,000              --         $0             $0
Donald F. DeKay.........       --          $0        150,000              --         $0             $0
Chrysant E. Makarushka..       --          $0         75,000          75,000         $0             $0

EMPLOYMENT AGREEMENTS

     David M. Sindelar Employment Agreement. Mr. David M. Sindelar entered into an employment agreement with Holding and the Company on June 12, 1995, which expires on June 11, 2003. The employment agreement is extended automatically for one-year periods provided that neither Mr. Sindelar nor the Company elects to terminate the agreement. Pursuant to such employment agreement, as amended, Mr. Sindelar is required to devote such business time and attention to the transaction of the Company's business as is reasonably necessary to discharge his duties under the employment agreement. Subject to the foregoing limitation on his activities, Mr. Sindelar is free to participate in other business endeavors.

     The compensation provided to Mr. Sindelar under his employment agreement includes an annual base salary of not less than $150,000, subject to adjustment at the sole discretion of the Board of Directors of Holding, and such benefits as are customarily accorded the executives of Holding and of the Company for as long as the employment agreement is in force. In addition, Mr. Sindelar is entitled to an annual bonus in an amount to be determined at the sole discretion of the Board of Directors of Holding.

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

     Rodney D. Kent Employment Agreement. Mr. Kent entered into an employment agreement with Omega on March 14, 1995. Pursuant to such employment agreement, as amended, Mr. Kent will serve as President and Chief Operating Officer of the Company through March 28, 2004. Mr. Kent is required to devote substantially all of his business time and attention to the performance of his duties under the employment agreement. The employment agreement is extended automatically for one-year periods provided the neither Mr. Kent nor the Company elects to terminate the agreement.

     The compensation provided to Mr. Kent under his employment agreement includes an annual base salary of not less than $280,900, subject to increase at the sole discretion of the Board of Directors of Omega, and certain other benefits for as long as the employment agreement is in force. Further, Mr. Kent is entitled to an annual bonus in an amount to be determined at the sole discretion of the Chairman of the Board of Holding of up to sixty-five percent of his annual base salary.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Compensation decisions are made by the Board of Directors. Messrs. David M. Sindelar and Rodney D. Kent served as both executive officers and directors during 2002, and are expected to serve in such capacities in 2003.

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

BENEFIT PLANS

  STOCK OPTION PLAN

     Holding's qualified and non-qualified stock option plan (the "Option Plan") provides for the granting of up to 4,795,322 shares of Holding Common Stock to officers and key employees of Holding and the Company. Under the Option Plan, as of February 28, 2003, Holding has granted options to purchase 3,332,354 shares of Holding common stock, 2,980,000 at $1.00 per share, 170,000 at $1.40 per share, 17,354 at $1.63 per share, 125,000 at $1.81 per share and 40,000 at $2.24 per share, the fair market value of Holding Common Stock at the date of grant as determined by the Board of Directors of Holding. Such options vest ratably over a five-year period commencing on the first anniversary date after the date of grant, subject to acceleration in the discretion of the committee appointed to administer the Option Plan in the event of a Change of Control (as defined in the Option Plan). Generally, an option may be exercised only if the holder is an officer or employee of Holding or the Company at the time of exercise. Options granted under the Option Plan are not transferable, except by will and the laws of descent and distribution. Except as expressly provided otherwise in any optionee's agreement relating to the grant of options under the Option Plan, in the event an optionee's employment with Holding, the Company or a related entity terminates at any time, Holding or its designees shall have the right to repurchase from the optionee (or optionee's representatives) (i) the number of shares of Holding Common Stock acquired upon exercise of an option and (ii) the optionee's right to acquire that number of shares of Holding Common Stock which an optionee can acquire upon exercise immediately prior to such repurchase. The purchase price to be paid is calculated on the basis of the fair market value (as defined in the Option Plan) of Holding Common Stock multiplied by the number of shares of Holding Common Stock to be acquired (less the aggregate exercise price in the event such repurchase option is exercised by Holding with respect to the optionee's right to acquire Holding Common Stock).

  PERFORMANCE OPTIONS

     In 1995, 1996 and 1999, Mr. Sindelar was granted options ("Performance Options") to purchase 1,225,690 shares of Common Stock of Holding and Performance Options to purchase 2,977,054 shares of Common Stock of Holding were granted to certain current and former officers of the Company.

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

ITEM 12. SECURITIES OWNERSHIP

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     All of the issued and outstanding shares of common stock of the Company are held by Holding. The following table sets forth as of December 31, 2002 certain information regarding the beneficial ownership of the voting securities of Holding by each person who beneficially owns more than 5% of any class of Holding voting securities and by the directors and certain executive officers of Holding, individually, and by the directors and executive officers of Holding as a group. The Class A Common Stock, par value $0.01 per share, of Holding ("Holding Class A Common Stock") votes together with the Holding Common Stock as a single class and is entitled to one vote for each share.

                                                SHARES BENEFICIALLY OWNED(1)
                               ---------------------------------------------------------------
                                                          HOLDING CLASS A COMMON
                                 HOLDING COMMON STOCK              STOCK
                               ------------------------   -----------------------
                                NUMBER OF    PERCENT OF   NUMBER OF    PERCENT OF   PERCENT OF
                                 SHARES        CLASS        SHARES       CLASS        TOTAL
                               -----------   ----------   ----------   ----------   ----------
5% STOCKHOLDERS:
HM Parties(2)................  119,136,805     100.0%     13,000,000        --        100.0%
  c/o Hicks, Muse, Tate &
     Furst Incorporated
  200 Crescent Court, Suite
     1600
  Dallas, Texas 75201
Rodney D. Kent(3)............    6,100,000       5.1%             --        --          4.6%
  c/o Omega Wire, Inc.
  12 Masonic Avenue
  Camden, New York 13316
OFFICERS AND DIRECTORS:
Charles W. Tate..............      975,136         *              --        --            *
David M. Sindelar(4).........           --        --       3,648,482      28.1%         2.8%
Jack D. Furst................      865,657         *              --        --            *
John A. Gavin(5).............      235,957         *              --        --            *
Thomas P. Danis(6)...........      200,000         *              --        --            *
Richard W. Vieser(7).........      235,957         *              --        --            *
William L. Pennington........           --         *              --        --            *
Joseph M. Fiamingo(8)........    1,000,000         *              --        --            *
Rodney D. Kent(3)............    6,100,000       5.1%             --        --          4.6%
Glenn J. Holler(9)...........      250,000         *              --        --            *
Donald F. DeKay(10)..........      720,000         *              --        --            *
Chrysant E. Makarushka(11)...       75,000         *              --        --            *
All executive officers and
  directors as a group (12
  persons)(12)...............  119,136,805     100.0%     13,000,000     100.0%       100.0%

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

 (2) Includes (i) shares owned of record by HM Fund II, a limited partnership of which the sole general partner is HM2/GP Partners, L.P., a limited partnership of which the sole general partner is Hicks,

     Muse GP Partners, L.P., a limited partnership of which the sole general partner is Hicks, Muse, Tate & Furst Fund II Incorporated, a corporation affiliated with Hicks Muse; (ii) shares owned of record by HM2/Wire/Hunt Partners, L.P., HM2/Wire/Sunwestern Partners, L.P. and HM2/Wire/Hubbard Partners, L.P., limited partnerships of which the sole general partner is HM2/GP Partners, L.P.; (iii) shares owned of record by certain individuals that Hicks Muse has the power to direct the voting of with respect to the election of directors; and (iv) shares of Holding Common Stock and Holding Class A Common Stock owned of record by certain individuals subject to an irrevocable proxy in favor of Hicks Muse. Thomas O. Hicks is a controlling stockholder of Hicks Muse and serves as Chairman of the Board, Chief Executive Officer and Partner of Hicks Muse. Accordingly, Mr. Hicks may be deemed to be the beneficial owner of Holding Common Stock held by HM Fund
     II. Mr. Hicks disclaims beneficial ownership of Holding Common Stock not owned of record by him.

 (3) Includes 400,000 shares of Holding Common Stock issuable to Mr. Kent upon exercise of options granted under the Option Plan that are currently exercisable. See "Executive Compensation -- Benefit Plans -- Stock Option Plan."

 (4) Does not include 1,225,690 shares of Holding Common Stock issuable to Mr. Sindelar upon exercise of Performance Options that are not currently exercisable. See "Executive Compensation -- Benefit Plans -- Performance Options."

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

 (8) Consists of 1,000,000 shares of Holding Common Stock issuable to Mr. Fiamingo upon exercise of options granted under the Option Plan that are currently exercisable. See "Executive Compensation -- Benefit
     Plans -- Stock Option Plan."

 (9) Consists of 250,000 shares of Holding Common Stock issuable to Mr. Holler upon exercise of options granted under the Option Plan that are currently exercisable. See "Executive Compensation -- Benefit Plans -- Stock Option Plan."

(10) Includes 150,000 shares of Holding Common Stock issuable to Mr. DeKay upon exercise of options granted under the Option Plan that are currently exercisable. See "Executive Compensation -- Benefit Plans -- Stock Option Plan."

(11) Consists of 75,000 shares of Holding Common Stock issuable to Mr. Makarushka upon exercise of options granted under the option plan that are currently exercisable. See "Executive Compensation -- Benefit
     Plans -- Stock Option Plan."

(12) Includes (i) shares of Holding Class A Common Stock held by executive officers and directors and shares of Holding Class A Common Stock as to which Hicks Muse has the power to direct the voting of with respect to the election of directors and (ii) 2,175,354 shares of Holding Common Stock issuable upon exercise of options that are currently exercisable. Does not include 1,225,690 shares of Holding Common Stock issuable to executive officers of Holding upon the exercise of Performance Options and 75,000 options under the Option Plan that are not currently exercisable. See "Executive Compensation -- Benefit Plans -- Stock Option Plan" and
     "-- Performance Options."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATIONSHIPS WITH VIASYSTEMS GROUP, INC.

     On March 29, 2000, the Company sold its Wire Harness business to Viasystems for $210.8 million in cash. The Company and Viasystems are commonly controlled by affiliates of Hicks Muse.

     In connection with the Wire Harness Sale, the Company entered into an agreement to supply Viasystems' wire harness business with substantially all of their insulated wire requirements through 2003, which is a continuation of existing practice. This supply agreement has been extended through December 2005. In connection with such sale, the Company agreed to indemnify Viasystems for certain product liability claims, as described in the purchase agreement (See "Note 7 to the Company's Consolidated Financial Statements"). During the year ended December 31, 2002 the Company had sales to Viasystems of $34.5 million.

     In September 2002, the Company began selling a portion of its production scrap to Prime Materials Recovery, Inc. ("Prime"). Prime is a closely held company and its majority shareholder, chairman and a director is the President and Chief Operating Officer of the Company. In addition, the Vice President -- Finance of the Company holds a minority ownership interest and is a director. Sales to Prime for the year ended December 31, 2002 were $2.1 million and the amount due from Prime as of December 31, 2002 was $0.1 million. Sales to Prime were made under arms-length prices and terms comparable to those of other companies in the industry.

RELATIONSHIPS WITH HICKS MUSE

  MONITORING AND OVERSIGHT AGREEMENT

     On June 12, 1995, Holding and the Company entered into a ten-year Monitoring and Oversight Agreement as Amended (the "M&O Agreement") with Hicks, Muse & Co. Partners, L.P. ("Hicks Muse Partners"), a limited partnership of which the sole general partner is HM Partners Inc., a corporation affiliated with Hicks Muse, pursuant to which they pay an annual fee of $0.5 million for oversight and monitoring services to Holding and the Company. The annual fee is adjustable at the end of each fiscal year to an amount equal to 0.1% of the consolidated net sales of the Company, but in no event less than $0.5 million. Pursuant to the M&O Agreement, in the event the Company fails to achieve certain minimum EBITDA targets, such fees will not be required to be paid in cash but will accrue. Hicks Muse Partners also will be entitled to receive a fee equal to 1.5% of the transaction value (as defined) for each add-on transaction (as defined) in which the Company is involved. The term "transaction value" means the total value of any add-on transaction, including, without limitation, the aggregate amount of the funds required to complete the add-on transaction (excluding any fees payable pursuant to the M&O Agreement and any fees, if any, paid to any other person or entity for financial advisory, investment banking, brokerage, or any other similar services rendered in connection with such add-on transaction) including the amount of any indebtedness, preferred stock or similar items assumed (or remaining outstanding). The term "add-on transaction" means any future proposal for a tender offer, acquisition, sale, merger, exchange offer, recapitalization, restructuring, or other similar transaction directly or indirectly involving Holding, the Company, or any of their respective subsidiaries and any other person or entity.

     Mr. Furst, director of Holding and the Company, is a principal of Hicks Muse Partners. In addition, Holding and the Company have agreed to indemnify Hicks Muse Partners, its affiliates and shareholders, and their respective directors, officers, agents, employees and affiliates from and against all claims, actions, proceedings, demands, liabilities, damages, judgments, assessments, losses and costs, including fees and expenses, arising out of or in connection with the services rendered by Hicks Muse Partners in connection with the M&O Agreement.

     The M&O Agreement makes available the resources of Hicks Muse Partners concerning a variety of financial and operational matters. The services that have been and will continue to be provided by Hicks Muse Partners could not otherwise be obtained by Holding and the Company without the addition of personnel or the engagement of outside professional advisors. In management's opinion, the fees provided for under this agreement reasonably reflect the benefits received and to be received by Holding and the Company.

  STOCKHOLDERS AGREEMENT

     Each investor in any class of common stock of Holding has entered into a stockholders agreement. The Stockholders Agreement, among other things, grants preemptive rights and certain registration rights to the parties thereto and contains provisions requiring the parties thereto to sell their shares of common stock in connection with certain sales of Holding's common stock by Hicks Muse ("drag-along right") and granting the parties thereto the right to include a portion of their shares of common stock in certain sales in which Hicks Muse does not exercise its drag-along rights ("tag-along rights"). In addition, the Stockholders Agreement contains an irrevocable proxy pursuant to which all parties to the Stockholders Agreement grant to Hicks Muse the power to vote all shares of Holding Common Stock held by such parties. The Stockholders Agreement terminates on its tenth anniversary date, although the preemptive rights, drag-along rights and tag-along rights contained therein terminate earlier upon the consummation of a firm commitment underwritten public offering of Holding Common Stock.

ITEM 14. CONTROLS AND PROCEDURES

     (a) The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this annual report, have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities. There were no significant changes in Company's internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date.

     (b) The Company has formed a Disclosure Committee, ("Committee") as part of its corporate governance under the Sarbanes-Oxley Act of 2002. The Committee is comprised of financial, legal and operating personnel.

     The purpose of the Committee is to assure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is properly recorded, processed, summarized and reported to senior management of the Company as appropriate to allow timely decisions regarding required disclosure. The Committee will also evaluate the adequacy of the Company's disclosure controls and procedures with respect to its periodic reports and quarterly earnings releases.

     Each quarter, the Committee shall review and evaluate the effectiveness of the Company's procedures for recording, processing, summarizing and reporting of information required to be disclosed by the Company in its Exchange Act filings. As part of this review and evaluation, in connection with the preparation of the Company's financial reports, the Committee will assess the effectiveness of the Company's internal control structure and procedures for financial reporting and submit written reports thereof.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

     See Index to Financial Statements and Financial Schedules on page 21 of this report.

     Exhibits

  EXHIBIT
   NUMBER                                    DESCRIPTION
  -------                                    -----------
    3.1        --    Restated Certificate of Incorporation of International Wire
                     Group, Inc.(4)
    3.2        --    By-Laws of International Wire Group, Inc.(1)
    4.1        --    Indenture, dated as of June 12, 1995, among International
                     Wire Group, Inc., as Issuer, the Subsidiary Guarantors (as
                     therein defined) and IBJ Schroder Bank & Trust Company, as
                     Trustee.(1)
    4.2        --    Form of the 11 3/4% Note (included in Exhibit 4.1, Exhibit
                     A)
    4.3        --    Exchange and Registration Rights Agreement, dated as of June
                     12, 1995, among International Wire Group, Inc., the
                     Subsidiary Guarantors (as therein defined), Chemical
                     Securities Inc. and BT Securities Corporation.(1)
    4.4        --    First Supplemental Indenture, dated as of March 5, 1996, by and among International Wire Group, Inc., Wire Technologies,
                     Inc., the subsidiary guarantors party thereto, and IBJ
                     Schroder Bank & Trust Company, as Trustee.(2)
    4.5        --    Certificate of Designation of Series A Senior Cumulative
                     Exchangeable Redeemable Preferred Stock of International
                     Wire Group, Inc.(2)
    4.6        --    Second Supplemental Indenture, dated as of December 20,
                     1996, by International Wire Group, Inc. the subsidiary
                     guarantors party thereto, and IBJ Schroder Bank and Trust
                     Company, as Trustee.(4)
    4.7        --    Indenture, dated as of February 12, 1997, among
                     International Wire Group, Inc., as Issuer, the Subsidiary
                     Guarantors (as therein defined) and IBJ Schroder Bank and
                     Trust Company, as Trustee.(5)
    4.8        --    Form of 14% Note (included in Exhibit 4.7, Exhibit A).
    4.9        --    Preferred Stock and Warrant Purchase Agreement dated as of
                     March 5, 1996, by and among International Wire Holding
                     Company, International Wire Group, Inc., Chemical Equity
                     Associates and Hicks, Muse, Tate & Furst Equity Fund II,
                     L.P.(5)
    4.10       --    Third Supplemental Indenture, dated as of February 12, 1997, by and among International Wire Group, Inc., the subsidiary guarantors party thereto, and IBJ Schroder Bank and Trust
                     Company, as Trustee.(5)
    4.11       --    First Supplemental Indenture, dated as of June 10, 1997, by and among International Wire Group, Inc., the subsidiary
                     guarantors party thereto, and IBJ Schroder Bank and Trust
                     Company, as Trustee.(5)
    4.12       --    Indenture, dated as of June 17, 1997, among International
                     Wire Group, Inc., as Issuer, the Subsidiary Guarantors (as
                     therein defined) and IBJ Schroder Bank and Trust Company, as
                     Trustee.(5)
    4.13       --    Form of 11 3/4% Series B Note (included in Exhibit 4.12,
                     Exhibit (A))
    4.14       --    Second Amended and Restated Credit Agreement, dated December
                     20, 2001, among International Wire Holding Company, the
                     several lenders from Time to Time Parties thereto, and JP
                     Morgan Chase Bank as Administrative Agent.*
    4.15       --    Second Amendment to the Second Amended and Restated Credit
                     Agreement dated March 25, 2003.*
   10.3        --    Agreement of Sublease, dated as of December 31, 1991,
                     between Oneida County Industrial Development Agency and OWI
                     Corporation.(1)
   10.4        --    Agreement of Sublease, dated as of December 31, 1991,
                     between Onondaga County Industrial Development Agency and
                     OWI Corporation.(1)

  EXHIBIT
   NUMBER                                    DESCRIPTION
  -------                                    -----------
   10.9+       --    Employment Agreement, dated as of June 12, 1995, among
                     International Wire Holding Company, International Wire Group
                     Inc. and certain of its subsidiaries and David M.
                     Sindelar.(3)
   10.10+      --    Employment Agreement, dated as of March 14, 1995, between
                     Omega Wire, Inc. and Rodney D. Kent.(1)
   10.12+      --    Option Agreement, dated as of March 31, 1995, between Omega
                     Wire Corp. and David M. Sindelar.(1)
   10.13+      --    Option Agreement dated as of June 12, 1995, between Omega
                     Wire Corp. and David M. Sindelar.(1)
   10.14+      --    Option Agreement dated as of June 12, 1995, between
                     International Wire Group, Inc. and David M. Sindelar.(1)
   10.15       --    Stockholders Agreement dated as of June 12, 1995, among
                     International Wire Holding Company and the Stockholders
                     signatories thereto.(1)
   10.16       --    Monitoring and Oversight Agreement dated as of June 12,
                     1995, among International Wire Holding Company,
                     International Wire Group, Inc. and Hicks, Muse & Co.
                     Partners, L.P.(1)
   10.17+      --    1995 Stock Option Plan of International Wire Holding
                     Company.(3)
   10.18+      --    Form of Option Agreement of International Wire Holding
                     Company under 1995 Stock Option Plan.(3)
   10.21+      --    Employment Agreement, dated as of September 25, 1996, among
                     International Wire Holding Company and International Wire
                     Group, Inc. and Joseph M. Fiamingo.(4)
   10.22+      --    Option Agreement, dated as of November 5, 1995, between
                     International Wire Holding Company and Joseph M.
                     Fiamingo.(4)
   10.23+      --    Option Agreement, dated as of November 6, 1996, between
                     International Wire Holding Company and Joseph M.
                     Fiamingo.(4)
   10.24       --    First Amendment to Amended and Restated Credit Agreement,
                     dated as of June 17, 1997, among International Wire Group,
                     Inc., International Wire Holding Company, the Several
                     Lenders from time to time parties thereto, the Chase
                     Manhattan Bank, as Administrative Agent, and Bankers Trust
                     Company, as Documentation Agent.(5)
   10.26+      --    Option Agreement, dated as of August 6, 1996, between
                     International Wire Holding Company and Glenn J. Holler.(6)
   10.28+      --    Employment Agreement, dated as of November 13, 1999, among
                     International Wire Holding Company and International Wire
                     Group, Inc. and Glenn J. Holler.(7)
   10.29+      --    Employment Agreement, dated as of November 13, 1999, among
                     International Wire Holding Company and International Wire
                     Group, Inc. and Joseph M. Fiamingo.(7)
   21.1        --    Subsidiaries of International Wire Group, Inc.*
   99.1        --    Certification of Chief Executive Officer required by 18
                     V.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
   99.2        --    Certification of Chief Financial Officer required by 18
                     V.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

     (b) Reports on Form 8-K

          The Company did not file a report on Form 8-K with the Securities and Exchange Commission during the quarter ended December 31, 2002.

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

Date: March 31, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              SIGNATURE                                TITLE                       DATE
              ---------                                -----                       ----

         /s/ CHARLES W. TATE              Chairman of the Board of Holding    March 31, 2003
--------------------------------------            and the Company
          (Charles W. Tate)


        /s/ DAVID M. SINDELAR            Chief Executive Officer, President   March 31, 2003
--------------------------------------      and Director of Holding and
         (David M. Sindelar)                Chief Executive Officer and
                                              Director of the Company


         /s/ GLENN J. HOLLER                 Senior Vice President and        March 31, 2003
--------------------------------------   Chief Financial Officer of Holding
          (Glenn J. Holler)                       and the Company


         /s/ THOMAS P. DANIS                Director of Holding and the       March 31, 2003
--------------------------------------                Company
          (Thomas P. Danis)


          /s/ JACK D. FURST                 Director of Holding and the       March 31, 2003
--------------------------------------                Company
           (Jack D. Furst)


          /s/ JOHN A. GAVIN                 Director of Holding and the       March 31, 2003
--------------------------------------                Company
           (John A. Gavin)


        /s/ RICHARD W. VIESER               Director of Holding and the       March 31, 2003
--------------------------------------                Company
         (Richard W. Vieser)


      /s/ WILLIAM L. PENNINGTON             Director of Holding and the       March 31, 2003
--------------------------------------                Company
       (William L. Pennington)


          /s/ RODNEY D. KENT             Director of Holding and Director,    March 31, 2003
--------------------------------------     President and Chief Operating
           (Rodney D. Kent)                    Officer of the Company


        /s/ JOSEPH M. FIAMINGO            Chairman and Director of Holding    March 31, 2003
--------------------------------------            and the Company
         (Joseph M. Fiamingo)

                                 CERTIFICATIONS

I, David M. Sindelar, certify that:

     1. I have reviewed this annual report on Form 10-K of International Wire Group, Inc.

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                 /s/ DAVID M. SINDELAR
                                          --------------------------------------
                                                    David M. Sindelar
                                                 Chief Executive Officer

Date: March 31, 2003

I, Glenn J. Holler, certify that:

     1. I have reviewed this annual report on Form 10-K of International Wire Group, Inc.

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                  /s/ GLENN J. HOLLER
                                          --------------------------------------
                                                     Glenn J. Holler
                                             Senior Vice President and Chief
                                                    Financial Officer

Date: March 31, 2003

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

                                 EXHIBIT INDEX

  EXHIBIT
   NUMBER                                    DESCRIPTION
  -------                                    -----------
    3.1        --    Restated Certificate of Incorporation of International Wire
                     Group, Inc.(4)
    3.2        --    By-Laws of International Wire Group, Inc.(1)
    4.1        --    Indenture, dated as of June 12, 1995, among International
                     Wire Group, Inc., as Issuer, the Subsidiary Guarantors (as
                     therein defined) and IBJ Schroder Bank & Trust Company, as
                     Trustee.(1)
    4.2        --    Form of the 11 3/4% Note (included in Exhibit 4.1, Exhibit
                     A)
    4.3        --    Exchange and Registration Rights Agreement, dated as of June
                     12, 1995, among International Wire Group, Inc., the
                     Subsidiary Guarantors (as therein defined), Chemical
                     Securities Inc. and BT Securities Corporation.(1)
    4.4        --    First Supplemental Indenture, dated as of March 5, 1996, by and among International Wire Group, Inc., Wire Technologies,
                     Inc., the subsidiary guarantors party thereto, and IBJ
                     Schroder Bank & Trust Company, as Trustee.(2)
    4.5        --    Certificate of Designation of Series A Senior Cumulative
                     Exchangeable Redeemable Preferred Stock of International
                     Wire Group, Inc.(2)
    4.6        --    Second Supplemental Indenture, dated as of December 20,
                     1996, by International Wire Group, Inc. the subsidiary
                     guarantors party thereto, and IBJ Schroder Bank and Trust
                     Company, as Trustee.(4)
    4.7        --    Indenture, dated as of February 12, 1997, among
                     International Wire Group, Inc., as Issuer, the Subsidiary
                     Guarantors (as therein defined) and IBJ Schroder Bank and
                     Trust Company, as Trustee.(5)
    4.8        --    Form of 14% Note (included in Exhibit 4.7, Exhibit A).
    4.9        --    Preferred Stock and Warrant Purchase Agreement dated as of
                     March 5, 1996, by and among International Wire Holding
                     Company, International Wire Group, Inc., Chemical Equity
                     Associates and Hicks, Muse, Tate & Furst Equity Fund II,
                     L.P.(5)
    4.10       --    Third Supplemental Indenture, dated as of February 12, 1997, by and among International Wire Group, Inc., the subsidiary guarantors party thereto, and IBJ Schroder Bank and Trust
                     Company, as Trustee.(5)
    4.11       --    First Supplemental Indenture, dated as of June 10, 1997, by and among International Wire Group, Inc., the subsidiary
                     guarantors party thereto, and IBJ Schroder Bank and Trust
                     Company, as Trustee.(5)
    4.12       --    Indenture, dated as of June 17, 1997, among International
                     Wire Group, Inc., as Issuer, the Subsidiary Guarantors (as
                     therein defined) and IBJ Schroder Bank and Trust Company, as
                     Trustee.(5)
    4.13       --    Form of 11 3/4% Series B Note (included in Exhibit 4.12,
                     Exhibit (A))
    4.14       --    Second Amended and Restated Credit Agreement, dated December
                     20, 2001, among International Wire Holding Company, the
                     several lenders from Time to Time Parties thereto, and JP
                     Morgan Chase Bank as Administrative Agent.*
    4.15       --    Second Amendment to the Second Amended and Restated Credit
                     Agreement dated March 25, 2003.*
   10.3        --    Agreement of Sublease, dated as of December 31, 1991,
                     between Oneida County Industrial Development Agency and OWI
                     Corporation.(1)
   10.4        --    Agreement of Sublease, dated as of December 31, 1991,
                     between Onondaga County Industrial Development Agency and
                     OWI Corporation.(1)
   10.9+       --    Employment Agreement, dated as of June 12, 1995, among
                     International Wire Holding Company, International Wire Group
                     Inc. and certain of its subsidiaries and David M.
                     Sindelar.(3)
   10.10+      --    Employment Agreement, dated as of March 14, 1995, between
                     Omega Wire, Inc. and Rodney D. Kent.(1)
   10.12+      --    Option Agreement, dated as of March 31, 1995, between Omega
                     Wire Corp. and David M. Sindelar.(1)

  EXHIBIT
   NUMBER                                    DESCRIPTION
  -------                                    -----------
   10.13+      --    Option Agreement dated as of June 12, 1995, between Omega
                     Wire Corp. and David M. Sindelar.(1)
   10.14+      --    Option Agreement dated as of June 12, 1995, between
                     International Wire Group, Inc. and David M. Sindelar.(1)
   10.15       --    Stockholders Agreement dated as of June 12, 1995, among
                     International Wire Holding Company and the Stockholders
                     signatories thereto.(1)
   10.16       --    Monitoring and Oversight Agreement dated as of June 12,
                     1995, among International Wire Holding Company,
                     International Wire Group, Inc. and Hicks, Muse & Co.
                     Partners, L.P.(1)
   10.17+      --    1995 Stock Option Plan of International Wire Holding
                     Company.(3)
   10.18+      --    Form of Option Agreement of International Wire Holding
                     Company under 1995 Stock Option Plan.(3)
   10.21+      --    Employment Agreement, dated as of September 25, 1996, among
                     International Wire Holding Company and International Wire
                     Group, Inc. and Joseph M. Fiamingo.(4)
   10.22+      --    Option Agreement, dated as of November 5, 1995, between
                     International Wire Holding Company and Joseph M.
                     Fiamingo.(4)
   10.23+      --    Option Agreement, dated as of November 6, 1996, between
                     International Wire Holding Company and Joseph M.
                     Fiamingo.(4)
   10.24       --    First Amendment to Amended and Restated Credit Agreement,
                     dated as of June 17, 1997, among International Wire Group,
                     Inc., International Wire Holding Company, the Several
                     Lenders from time to time parties thereto, the Chase
                     Manhattan Bank, as Administrative Agent, and Bankers Trust
                     Company, as Documentation Agent.(5)
   10.26+      --    Option Agreement, dated as of August 6, 1996, between
                     International Wire Holding Company and Glenn J. Holler.(6)
   10.28+      --    Employment Agreement, dated as of November 13, 1999, among
                     International Wire Holding Company and International Wire
                     Group, Inc. and Glenn J. Holler.(7)
   10.29+      --    Employment Agreement, dated as of November 13, 1999, among
                     International Wire Holding Company and International Wire
                     Group, Inc. and Joseph M. Fiamingo.(7)
   21.1        --    Subsidiaries of International Wire Group, Inc.*
   99.1        --    Certification of Chief Executive Officer required by 18
                     V.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
   99.2        --    Certification of Chief Financial Officer required by 18
                     V.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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