Form 10-Q
period 2003-03-31
INTERNATIONAL WIRE GROUP INC
filed 2003-05-15
CIK 947429

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

                                        OUTSTANDING AT
   CLASS                                APRIL 30, 2003
   -----                                --------------
Common Stock                                 1,000

                         INTERNATIONAL WIRE GROUP, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION                                                                        Page
                                                                                                      ----
  Item 1. Consolidated Financial Statements (Unaudited):
      Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002 .......................    3
      Consolidated Statements of Operations for the three months ended March 31, 2003 and 2002 .....    4
      Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002 .....    5
      Notes to Consolidated Financial Statements ...................................................    6
   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ...   15
   Item 3. Quantitative and Qualitative Disclosure About Market Risk ...............................   18
   Item 4. Controls and Procedures .................................................................   19

PART II - OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K ........................................................   20

SIGNATURES .........................................................................................   21

CERTIFICATIONS .....................................................................................   22

ITEM 1.           CONSOLIDATED FINANCIAL STATEMENTS

                         INTERNATIONAL WIRE GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                  MARCH 31,        DECEMBER 31,
                                                                                    2003               2002
                                                                             ------------------------------------
                                                                                (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents...........................................       $          6,390    $          2,546
  Accounts receivable, less allowance of $7,399 and $7,080............                 65,890              58,690
  Inventories.........................................................                 59,280              61,044
  Prepaid expenses and other..........................................                  9,420              10,880
                                                                             ----------------    ----------------
    Total current assets..............................................                140,980             133,160
  Property, plant and equipment, net..................................                122,761             126,486
  Goodwill............................................................                 89,390              89,390
  Other intangible assets.............................................                  4,782               5,028
  Deferred financing costs, net.......................................                  4,981               4,800
  Other assets........................................................                  4,503               4,646
                                                                             ----------------    ----------------
    Total assets......................................................       $        367,397    $        363,510
                                                                             ================    ================

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities:
  Current maturities of long-term obligations.........................       $          8,057    $         10,133
  Accounts payable....................................................                 25,947              23,776
  Accrued and other liabilities.......................................                 11,830              12,313
  Accrued payroll and payroll related items...........................                  3,708               3,220
  Customers' deposits.................................................                 14,212              14,416
  Accrued interest....................................................                 11,865               3,003
                                                                             ----------------    ----------------
    Total current liabilities.........................................                 75,619              66,861
Long-term obligations, less current maturities........................                324,671             325,388
Other long-term liabilities...........................................                 23,379              23,614
                                                                             ----------------    ----------------
    Total liabilities.................................................                423,669             415,863
Stockholder's equity (deficit):
  Common stock, $.01 par value, 1,000 shares
    authorized, issued and outstanding................................                      0                   0
  Contributed capital.................................................                236,331             236,331
  Carryover of predecessor basis......................................                (67,762)            (67,762)
  Accumulated deficit.................................................               (225,544)           (220,791)
  Accumulated other comprehensive income (loss).......................                    703                (131)
                                                                             ----------------    ----------------
    Total stockholder's equity (deficit)..............................                (56,272)            (52,353)
                                                                             ----------------    ----------------
    Total liabilities and stockholder's equity (deficit)..............       $        367,397    $        363,510
                                                                             ================    ================

        See accompanying notes to the consolidated financial statements.

                         INTERNATIONAL WIRE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (Unaudited)

                                                          THREE MONTHS
                                                         ENDED MARCH 31,
                                                     ---------------------
                                                        2003        2002
                                                     ---------------------
Net sales ........................................   $ 100,097   $ 100,443
Operating expenses:
  Cost of goods sold .............................      80,903      80,015
  Selling, general and administrative expenses ...       7,540       8,234
  Depreciation ...................................       5,930       6,121
  Amortization ...................................         881         732
                                                     ---------   ---------
Operating income .................................       4,843       5,341
Other income (expense):
  Interest expense ...............................      (8,977)     (9,020)
  Amortization of deferred financing costs .......        (555)       (534)
  Other, net .....................................          37          --
                                                     ---------   ---------
Loss before income tax provision (benefit) and
  change in accounting principle .................      (4,652)     (4,213)
Income tax provision (benefit) ...................         101      (2,886)
                                                     ---------   ---------
Loss before change in accounting principle .......      (4,753)     (1,327)
Change in accounting for goodwill, net of
  $19,408 tax benefit ............................          --     (54,504)
                                                     ---------   ---------
Net loss .........................................   $  (4,753)  $ (55,831)
                                                     =========   =========

        See accompanying notes to the consolidated financial statements.

                         INTERNATIONAL WIRE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (Unaudited)

                                                                          THREE MONTHS
                                                                        ENDED MARCH 31,
                                                                    -----------------------
                                                                       2003         2002
                                                                    -----------------------
Cash flows provided by (used in) operating activities:
  Net loss ......................................................   $   (4,753)  $  (55,831)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Depreciation ................................................        5,930        6,121
    Amortization ................................................          881          732
    Amortization of deferred financing costs ....................          555          534
    Provision for doubtful accounts .............................          322          701
    Change in accounting for goodwill ...........................           --       54,504
    Change in assets and liabilities:
      Accounts receivable .......................................       (7,164)     (10,630)
      Inventories ...............................................        1,956        1,227
      Prepaid expenses and other ................................          986       (2,953)
      Accounts payable ..........................................        2,025        2,514
      Accrued and other liabilities .............................        1,037       (1,039)
      Accrued payroll and payroll related items .................          488       (1,339)
      Customers' deposits .......................................         (204)        (126)
      Accrued interest ..........................................        8,388        8,803
      Other long-term liabilities ...............................         (244)      (1,061)
                                                                    ----------   ----------
          Net cash provided by continuing operations ............       10,203        2,157
   Net cash provided by (used in) discontinued operations .......       (1,628)       1,337
                                                                    ----------   ----------
               Net cash from operating activities ...............        8,575        3,494
                                                                    ----------   ----------
Cash flows used in investing activities:
      Capital expenditures by continuing operations .............       (1,985)      (1,372)
                                                                    ----------   ----------
               Net cash used in investing activities ............       (1,985)      (1,372)
                                                                    ----------   ----------
Cash flows provided by (used in) financing activities:
      Repayment of long-term obligations ........................         (349)        (422)
      Repayment under the Credit Agreement ......................       (1,970)          --
      Financing fees ............................................         (736)          --
                                                                    ----------   ----------
               Net cash used in financing activities ............       (3,055)        (422)
                                                                    ----------   ----------
Effects of exchange rate changes on cash and cash equivalents ...          309          (63)
                                                                    ----------   ----------
               Net change in cash and cash equivalents ..........        3,844        1,637
Cash and cash equivalents at beginning of the period ............        2,546        8,017
                                                                    ----------   ----------
Cash and cash equivalents at end of the period ..................   $    6,390   $    9,654
                                                                    ==========   ==========
Cash interest ...................................................   $    8,977   $    9,020
                                                                    ==========   ==========

        See accompanying notes to the consolidated financial statements.

                         INTERNATIONAL WIRE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (Unaudited)

1.       BASIS OF PRESENTATION

         Unaudited Interim Consolidated Financial Statements

         The unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of International Wire Group, Inc. (the "Company"). The results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for a full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002.

         Recently Issued Accounting Standards

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

         SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123," was issued in December 2002. The statement amends FASB No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for the Company's financial statements ending December 31, 2002. However, since the Company continued to use the ABP 25 approach to its stock option accounting, the adoption of SFAS No. 148 did not have a material effect on its financial position or results of operations. The disclosure requirements of SFAS 148 are included herein.

         In April of 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 clarifies the definition of a derivative and amends the implementation guidance of Statement of Financial
         Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except for hedging relationships designated after June 30, 2003. The provisions of SFAS No. 149, which amend implementation guidance of SFAS No. 133, are effective for fiscal quarters that began prior to June 15, 2003. The Company adopted certain provisions of SFAS No. 149 and determined that there is not a financial impact on the quarter ended March 31, 2003. The Company will evaluate the remaining provisions of SFAS No. 149 that are not effective until June 30, 2003.

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

         The Company adopted SFAS No. 142 as of January 1, 2002. Accordingly, the Company stopped the amortization of goodwill effective January 1, 2002.

         In completing the impairment test required under SFAS No. 142, the Company determined the estimated fair value of its various reporting units and compared that amount to their respective carrying values. Based on this calculation, the Company determined that an impairment existed primarily related to insulated wire operations obtained through the acquisition of Wirekraft Industries, Inc. in 1992 and the acquisition of a group of affiliated companies collectively referred to as Dekko Wire Technology Group in 1996. To determine the amount of the impairment, the Company calculated the "implied fair value" of goodwill for each impaired reporting unit in the same manner as the amount of goodwill recognized in a business combination is determined. The Company then recognized an impairment charge to write-off goodwill in the amount of $54,504, net of tax benefit of $19,408 in the first quarter of 2002, representing the excess carrying amount of goodwill over the "implied fair value" of goodwill for the impaired reporting units. In the fourth quarter of 2002, an additional impairment of $24,355 was recorded as a result of a further decline in the fair value of these reporting units. There was no such impairment in the first quarter of 2003.

3.       IMPAIRMENT, UNUSUAL AND PLANT CLOSING CHARGES

         During the first quarter of 2001, the Company recorded its first of a series of impairment, unusual and plant closing charges related to its plan which called for the realignment of capacity, a consolidation of production facilities and a reorganization of selling, general and administrative functions. In total, the Company announced the closure of seven facilities in 2001 as well as certain selling, general and administrative consolidations and a corporate reorganization. The Company completed the closure of six of the facilities by the end of 2001, and the closure of the remaining facility in the first quarter of 2003. The production capacity from the closed locations was primarily transferred and consolidated into the Company's existing manufacturing facilities in Indiana, Texas and New York locations, which were expanded, as necessary, to accommodate the production transfer. In addition to the plant consolidations announced during 2001, the Company purchased an existing plant site for a "greenfield" insulated wire operation in Mexico. This plant is located in Durango, Mexico, which is approximately 600 miles south of the U.S./Mexican border. The startup of this Mexican facility began in the third quarter of 2001, and production and shipments to customers began in the third quarter of 2002.

         A summary of activity related to plant closings is as follows:

                                                                INSULATED
                                                                   WIRE           BARE WIRE
                                              CORPORATE          PRODUCTS          PRODUCTS        CONSOLIDATED
                                             ------------      ------------      ------------      ------------
THREE MONTHS ENDED MARCH 31, 2003

Balance, beginning of period ...........     $        480      $        537      $        219      $      1,236
Charges to operations:
     Facility shut-down costs ..........               --                --                --                --
     Personnel and severance costs .....               --                --                --                --
                                             ------------      ------------      ------------      ------------
                                                       --                --                --                --
                                             ------------      ------------      ------------      ------------
Cash payments:
     Facility shut-down costs ..........               --               (44)              (67)             (111)
     Personnel and severance costs .....              (18)               --                (3)              (21)
                                             ------------      ------------      ------------      ------------
                                                      (18)              (44)              (70)             (132)
                                             ------------      ------------      ------------      ------------
Balance, end of period .................     $        462      $        493      $        149      $      1,104
                                             ============      ============      ============      ============

                                                                INSULATED
                                                                   WIRE           BARE WIRE
                                              CORPORATE          PRODUCTS          PRODUCTS        CONSOLIDATED
                                             ------------      ------------      ------------      ------------
THREE MONTHS ENDED MARCH 31, 2002

Balance, beginning of period ...........     $      1,920      $      1,240      $      1,368      $      4,528
Charges to operations:
     Facility shut-down costs ..........               --                --                --                --
     Personnel and severance costs .....               --                --                --                --
                                             ------------      ------------      ------------      ------------
                                                       --                --                --                --
                                             ------------      ------------      ------------      ------------
Cash payments:
     Facility shut-down costs ..........              (20)             (175)             (327)             (522)
     Personnel and severance costs .....             (333)             (129)               --              (462)
                                             ------------      ------------      ------------      ------------
                                                     (353)             (304)             (327)             (984)
                                             ------------      ------------      ------------      ------------
Balance, end of period .................     $      1,567      $        936      $      1,041      $      3,544
                                             ============      ============      ============      ============

4.       STOCK OPTION PLANS

         As allowed under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized as options are issued at exercise prices equal to the market value at date of grant. Had compensation cost for the respective option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, the Company's net loss for the quarters ending March 31, 2003 and 2002, would approximate the following:

                                                                       MARCH 31,
                                                               -----------------------
PRO FORMA NET LOSS:                                               2003         2002
                                                                  ----         ----
Reported net loss ..........................................   $  (4,753)  $  (55,831)
Add:  Stock-based employee compensation expense
      included in reported income, net of related
      tax effects ..........................................          --           --
Less: Total stock-based employee compensation expense
      determined under fair value based methods for all
      awards, net of related tax effects ...................          (53)        (32)
                                                               ----------   ---------
Pro forma net loss .........................................   $  (4,806)  $  (55,863)
                                                               ==========   =========

5.       INVENTORIES

         The composition of inventories is as follows:

                                                                MARCH 31,   DECEMBER 31,
                                                                  2003         2002
                                                                  ----         ----
Raw materials...............................................   $  10,221    $  15,051
Work-in-process ............................................      24,075       22,561

Finished goods .............................................       24,984       23,432
                                                               ----------   ----------
Total                                                          $   59,280   $   61,044
                                                               ==========   ==========

         The carrying value of inventories on a last-in, first-out basis, at March 31, 2003 and December 31, 2002, approximates their current cost.

6.       LONG-TERM OBLIGATIONS

         The composition of long-term obligations at March 31, 2003 and December 31, 2002 is as follows:

                                                                MARCH 31,   DECEMBER 31,
                                                                  2003         2002
                                                                  ----         ----
Second Amended and Restated Credit Agreement................   $    5,025   $    6,995
Senior Subordinated Notes...................................      150,000      150,000
Series B Senior Subordinated Notes..........................      150,000      150,000
Series B Senior Subordinated Notes Premium..................        4,655        5,129
Industrial revenue bonds....................................       15,500       15,500
Other.......................................................        7,548        7,897
                                                               ----------   ----------
                                                                  332,728      335,521
Less, current maturities....................................        8,057       10,133
                                                               ----------   ----------
                                                               $  324,671   $  325,388
                                                               ==========   ==========

         The schedule of principal payments for long-term obligations, excluding premium, at March 31, 2003 is as follows:

2003 ......................................................   $   5,845
2004 ......................................................         336
2005 ......................................................     311,887
2006 ......................................................       2,405
2007 ......................................................         184
Thereafter ................................................       7,416
                                                              ---------
  Total ...................................................   $ 328,073
                                                              =========

         Second Amended and Restated Credit Agreement

         On December 20, 2001, the Company entered into the Second Amended and Restated Credit Agreement (the "Credit Agreement") with certain financial institutions. On March 25, 2003, the Company and the financial institutions that are parties to the Credit Agreement entered into a Second Amendment to the Credit Agreement. Borrowings under the Credit Agreement are collateralized by first priority mortgages and liens on all domestic assets of the Company and its domestic subsidiaries. In addition, borrowings under the Credit Agreement are guaranteed by International Wire Holding Company, the sole shareholder of the Company. The Credit Agreement consists of a $70,000 revolving credit facility, subject to certain borrowing base requirements, that will mature on January 15, 2005. The Credit Agreement provides that a portion of the Credit Agreement, not in excess of $35,000, is available for the issuance of letters of credit. At March 31, 2003, the Company had $25,431 in outstanding letters of credit under the Credit Agreement.

         The Company's obligations under the Credit Agreement bear interest, at the option of the Company, at a rate per annum equal to (a) the Alternate Base Rate (as defined in the Credit Agreement) plus 2.50% or
         (b) the Eurodollar Rate (as defined in the Credit Agreement) plus 3.50%. The Alternate Base Rate and Eurodollar Rate margins are established quarterly based on a formula as defined in the Credit Agreement. Interest payment dates vary depending on the interest rate option to which the Credit Agreement is tied, but generally interest is payable quarterly. The Credit Agreement contains several financial covenants which, among other things, require the Company to maintain certain financial ratios and restrict the Company's ability to incur indebtedness, make capital expenditures and pay dividends. The

         Company had $5,025 in outstanding borrowings under the Credit Agreement at March 31, 2003 and was in compliance with all related covenants.

         Senior Subordinated Notes and Series B Senior Subordinated Notes

         The Senior Subordinated Notes and the Series B Notes (collectively, the "Senior Subordinated Notes") were issued under similar indentures (the "Indentures") dated June 12, 1995 and June 17, 1997, respectively. The Senior Subordinated Notes represent unsecured general obligations of the Company and are subordinated to all Senior Debt (as defined in the Indentures) of the Company.

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

         The Senior Subordinated Notes mature on June 1, 2005. Interest on the Senior Subordinated Notes is payable semi-annually on each June 1 and December 1. The Senior Subordinated Notes bear interest at the rate of 11.75% per annum. The Senior Subordinated Notes are redeemable, at the Company's option, at the redemption price of 102.0% at March 31, 2003. The redemption price decreases to 100% at June 1, 2003, and thereafter, with accrued interest.

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

7.       BUSINESS SEGMENT INFORMATION

         The Company conducts its operations through one business segment.

8.       RELATED PARTY TRANSACTIONS

         In connection with the sale of the Company's former wire harness business to Viasystems International, Inc. ("Viasystems") the Company entered into an agreement to supply substantially all of their insulated wire requirements through December 2005. At the time of the sale, the Company and Viasystems were commonly controlled by affiliates of Hicks, Muse, Tate & Furst, Incorporated. For the three months ended March 31, 2003 and 2002, the Company has sales to Viasystems of $7,834 and $8,258, respectively. The outstanding trade receivables were $7,962 and $6,990 at March 31, 2003 and December 31, 2002, respectively.

         In September 2002, the Company began selling a portion of its production scrap to Prime Materials Recovery, Inc. ("Prime"). Prime is a closely held company and its majority shareholder, chairman and a director is the President and Chief Operating Officer of the Company. In addition, the Vice President - Finance of the Company holds a minority ownership interest and is a director. Sales to Prime for three months ended March 31, 2003 and 2002 were $2,835 and $0, respectively. The outstanding trade receivables were $384 and $72 at March 31, 2003 and December 31, 2002, respectively. Sales to Prime were made under arms-length prices and terms comparable to those of other companies in the industry.

9.       GUARANTOR SUBSIDIARIES

         The Senior Subordinated Notes are fully and unconditionally (as well as jointly and severally) guaranteed on an unsecured, senior subordinated basis by each subsidiary of the Company other than the Non-Guarantor Subsidiaries. Each of the Guarantor Subsidiaries and Non-Guarantor Subsidiaries is wholly owned by the Company.

         The following consolidating financial statements of the Company include the accounts of the Company, the combined accounts of the Guarantor Subsidiaries and the combined accounts of the Non-Guarantor Subsidiaries. Given the size of the Non-Guarantor Subsidiaries relative to the Company on a consolidated basis, separate financial statements of the respective Guarantor Subsidiaries are not presented because management has determined that such information is not material in assessing the Guarantor Subsidiaries.

                         INTERNATIONAL WIRE GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

                                                                               TOTAL
                                                                   TOTAL       NON-
                                                      COMPANY    GUARANTOR   GUARANTOR   ELIMINATIONS    TOTAL
                                                     -----------------------------------------------------------
BALANCE SHEET
    AS OF MARCH 31, 2003
ASSETS

    Cash .........................................   $      --   $   3,925   $   2,465    $      --    $   6,390
    Accounts receivable ..........................          --      49,543      16,347           --       65,890
    Inventories ..................................          --      49,524       9,756           --       59,280
    Other current assets .........................          --       8,131       1,289           --        9,420
                                                     ---------   ---------   ---------    ---------    ---------
             Total current assets ................          --     111,123      29,857           --      140,980
    Property, plant and equipment, net ...........          --      94,897      27,864           --      122,761
    Investment in subsidiaries ...................     335,635          --          --     (335,635)          --
    Intangible and other assets ..................       6,410      92,999       4,247           --      103,656
                                                     ---------   ---------   ---------    ---------    ---------
             Total assets ........................   $ 342,045   $ 299,019   $  61,968    $(335,635)   $ 367,397
                                                     =========   =========   =========    =========    =========

LIABILITIES AND STOCKHOLDER'S
EQUITY (DEFICIT)

    Current liabilities ..........................   $  18,912   $  47,875   $   8,832    $      --    $  75,619
    Long-term obligations, less current
        maturities ...............................     307,633      17,038          --           --      324,671
    Other long-term liabilities ..................          --      22,592         787           --       23,379
    Intercompany (receivable) payable ............       4,713     (35,937)     31,224           --           --
                                                     ---------   ---------   ---------    ---------    ---------
             Total liabilities ...................     331,258      51,568      40,843           --      423,669
                                                     ---------   ---------   ---------    ---------    ---------
    Stockholder's equity (deficit):
       Common stock ..............................           0           0           0            0            0
       Contributed capital .......................     236,331     297,106      11,887     (308,993)     236,331
       Carryover of predecessor basis ............          --     (67,762)         --           --      (67,762)
       Retained earnings (accumulated deficit) ...    (225,544)     18,107       8,535      (26,642)    (225,544)
       Accumulated other comprehensive income ....          --          --         703           --          703
                                                     ---------   ---------   ---------    ---------    ---------
    Total stockholder's equity (deficit) .........      10,787     247,451      21,125     (335,635)     (56,272)
                                                     ---------   ---------   ---------    ---------    ---------
         Total liabilities and stockholder's
           equity (deficit) ......................   $ 342,045   $ 299,019   $  61,968    $(335,635)   $ 367,397
                                                     =========   =========   =========    =========    =========

                         INTERNATIONAL WIRE GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

                                                                               TOTAL
                                                                   TOTAL       NON-
                                                      COMPANY    GUARANTOR   GUARANTOR   ELIMINATIONS    TOTAL
                                                     -----------------------------------------------------------
BALANCE SHEET
    AS OF DECEMBER 31, 2002
ASSETS

    Cash .........................................   $      --   $     846   $   1,700    $      --    $   2,546
    Accounts receivable ..........................          --      41,034      17,656           --       58,690
    Inventories ..................................          --      50,288      10,756           --       61,044
    Other current assets .........................          --       9,635       1,245           --       10,880
                                                     ---------   ---------   ---------    ---------    ---------
             Total current assets ................          --     101,803      31,357           --      133,160
    Property, plant and equipment, net ...........          --      95,836      30,650           --      126,486
    Investment in subsidiaries ...................     339,887          --          --     (339,887)          --
    Intangible and other assets ..................       6,373      93,037       4,454           --      103,864
                                                     ---------   ---------   ---------    ---------    ---------

             Total assets ........................   $ 346,260   $ 290,676   $  66,461    $(339,887)   $ 363,510
                                                     =========   =========   =========    =========    =========

LIABILITIES AND STOCKHOLDER'S
EQUITY (DEFICIT)

    Current liabilities ..........................   $  11,947   $  46,851   $   8,063    $      --    $  66,861
    Long-term obligations, less current
        maturities ...............................     308,157      17,231          --           --      325,388
    Other long-term liabilities ..................          --      22,767         847           --       23,614
    Intercompany (receivable) payable ............      10,616     (49,209)     38,593           --           --
                                                     ---------   ---------   ---------    ---------    ---------
             Total liabilities ...................     330,720      37,640      47,503           --      415,863
                                                     ---------   ---------   ---------    ---------    ---------
    Stockholder's equity (deficit):
       Common stock ..............................           0           0           0            0            0
       Contributed capital .......................     236,331     297,105      11,888     (308,993)     236,331
       Carryover of predecessor basis ............          --     (67,762)         --           --      (67,762)
       Retained earnings (accumulated deficit) ...    (220,791)     23,693       7,201      (30,894)    (220,791)
       Accumulated other comprehensive loss ......          --          --        (131)          --         (131)
                                                     ---------   ---------   ---------    ---------    ---------
    Total stockholder's equity (deficit) .........      15,540     253,036      18,958     (339,887)     (52,353)
                                                     ---------   ---------   ---------    ---------    ---------
          Total liabilities and stockholder's
              equity (deficit) ...................   $ 346,260   $ 290,676   $  66,461    $(339,887)   $ 363,510
                                                     =========   =========   =========    =========    =========

                         INTERNATIONAL WIRE GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

                                                                                    TOTAL
                                                                        TOTAL       NON-
                                                           COMPANY    GUARANTOR   GUARANTOR    ELIMINATIONS    TOTAL
                                                          -----------------------------------------------------------
STATEMENT OF OPERATIONS
  FOR THE THREE MONTHS ENDED
  MARCH 31, 2003
Net sales .............................................   $      --   $  80,735   $  19,362     $      --    $ 100,097
Operating expenses:
    Cost of goods sold ................................          --      65,546      15,357            --       80,903
    Selling, general and administrative expenses ......          --       6,329       1,211            --        7,540
    Depreciation and amortization .....................         144       5,610       1,057            --        6,811
                                                          ---------   ---------   ---------     ---------    ---------
Operating income (loss) ...............................        (144)      3,250       1,737            --        4,843
Other income (expense):
    Interest income (expense) .........................         198      (8,835)       (340)           --       (8,977)
    Amortization of deferred financing costs ..........        (555)         --          --            --         (555)
    Equity in net income (loss) of subsidiaries .......      (4,252)         --          --         4,252           --
    Other, net ........................................          --          --          37            --           37
                                                          ---------   ---------   ---------     ---------    ---------
Income (loss)  before tax provision ...................      (4,753)     (5,585)      1,434         4,252       (4,652)
Income tax provision ..................................          --          --         101            --          101
                                                          ---------   ---------   ---------     ---------    ---------
Net income (loss) .....................................   $  (4,753)  $  (5,585)  $   1,333     $   4,252    $  (4,753)
                                                          =========   =========   =========     =========    =========

                                                                                        TOTAL
                                                                      TOTAL             NON-
                                                     COMPANY        GUARANTOR         GUARANTOR      ELIMINATIONS       TOTAL
                                                     ------------------------------- -------------------------------------------
STATEMENT OF OPERATIONS
  FOR THE THREE MONTHS ENDED
  MARCH 31, 2002
Net sales........................................   $       --      $    85,562      $    14,881     $         --     $  100,443
Operating expenses:
   Cost of goods sold............................           --           68,560           11,455               --         80,015
   Selling, general and administrative expenses..           --            7,216            1,018               --          8,234
   Depreciation and amortization ................          180            5,805              868               --          6,853
                                                    ----------      -----------      -----------     ------------     ----------
Operating income (loss)..........................         (180)           3,981            1,540               --          5,341
Other income (expense):
  Interest expense...............................       (8,504)            (164)            (352)              --         (9,020)
  Amortization of deferred financing costs.......         (534)              --               --               --           (534)
  Equity in net income (loss) of subsidiaries....      (46,613)              --               --           46,613             --
                                                    ----------      -----------      -----------     ------------     ----------
Income (loss) before tax provision (benefit)
  and change in accounting principle.............      (55,831)           3,817            1,188           46,613         (4,213)
Income tax provision (benefit)...................           --           (2,907)              21               --         (2,886)
                                                    ----------      -----------      -----------      -----------      ---------
Income (loss) before change in accounting
  principle for goodwill, net of tax benefit.....      (55,831)           6,724            1,167           46,613         (1,327)
Change in accounting principle...................           --          (49,794)          (4,710)              --        (54,504)
                                                    ----------      -----------      -----------     ------------     ----------
Net income (loss)................................   $  (55,831)     $   (43,070)     $    (3,543)    $     46,613     $  (55,831)
                                                    ==========      ===========      ===========     ============     ==========

                         INTERNATIONAL WIRE GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

                                                                                       TOTAL
                                                                      TOTAL            NON-
                                                      COMPANY       GUARANTOR        GUARANTOR     ELIMINATIONS       TOTAL
                                                    --------------------------------------------------------------------------
STATEMENT OF CASH FLOWS
  FOR THE THREE MONTHS ENDED
  MARCH 31, 2003
Net cash provided by (used in) operating
  activities.................................       $    1,970      $   9,155        $  (2,550)     $       --      $    8,575
                                                    ----------      ---------        ---------      ----------      ----------
Cash flows provided by (used in) investing
  activities for capital expenditures........               --         (4,991)           3,006              --          (1,985)
                                                    ----------      ---------        ---------      ----------      ----------
Cash flows used in financing activities:
    Repayment of long-term obligations.......               --           (349)              --              --            (349)
    Repayment under the Credit Agreement.....           (1,970)            --               --              --          (1,970)
    Financing fees...........................               --           (736)              --              --            (736)
                                                    ----------      ---------        ---------      ----------      ----------
Net cash used in financing activities........           (1,970)        (1,085)              --              --          (3,055)
                                                    ----------      ---------        ---------      ----------      ----------
Effect of exchange rate changes
  on cash and cash equivalents...............               --             --              309              --             309
                                                    ----------      ---------        ---------      ----------      ----------
Net change in cash and cash equivalents......       $       --      $   3,079        $     765      $       --      $    3,844
                                                    ==========      =========        =========      ==========      ==========

                                                                                      TOTAL
                                                                      TOTAL           NON-
                                                      COMPANY       GUARANTOR       GUARANTOR     ELIMINATIONS    TOTAL
                                                    ---------------------------------------------------------------------
STATEMENT OF CASH FLOWS
  FOR THE THREE MONTHS ENDED
  MARCH 31, 2002
Net cash provided by operating activities....       $       --      $   1,738       $   1,756      $       --    $  3,494
                                                    ----------      ---------       ---------      ----------    --------
Cash flows used in investing activities for
  capital expenditures.......................               --           (346)         (1,026)             --      (1,372)
                                                    ----------      ---------       ---------      ----------    --------
Cash flows used in financing activities for
  repayment of long-term obligations.........               --           (422)             --              --        (422)
                                                    ----------      ---------       ---------      ----------    --------
Effect of exchange rate changes on cash and
  cash equivalents..........................                --             --             (63)             --         (63)
                                                    ----------      ---------       ---------      ----------    --------
Net change in cash and cash equivalents......       $       --      $     970       $     667      $       --    $  1,637
                                                    ==========      =========       =========      ==========    ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in this Form 10-Q.

The Company has made forward-looking statements in this Form 10-Q that are based on management's beliefs and assumptions and on information currently available to management. Forward-looking statements include the information concerning the Company's possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, and the effects of competition. For those statements, the Company claims the protection of the safe harbor for forward-looking statements provided for by Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "believes," "expects," "may," "will," "should," "seeks," "pro forma," "anticipates," "intends," "plans," "estimates," or the negative of any thereof or other variations thereof or comparable terminology, or by discussions of strategy or intentions.

Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. Undue reliance should not be placed on any forward-looking statements. The Company does not have any intention or obligation to update forward-looking statements after it files this Form 10-Q.

Many important factors could cause the Company's results to differ materially from those expressed in forward-looking statements. These factors include, but are not limited to, fluctuations in the Company's operating results and customer orders, unexpected decreases in demand or increases in inventory levels, the Company's competitive environment, the Company's reliance on its largest customers, risks associated with the Company's international operations, and other factors.

GENERAL

The following discussion and analysis includes the results of operations for the three months ended March 31, 2003 compared to the three months ended March 31, 2002.

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

RESULTS OF OPERATIONS

                                                          THREE MONTHS
                                                         ENDED MARCH 31,
                                                    -------------------------
                                                      2003            2002
                                                    -------------------------
                                                         (In thousands)
Net sales.......................................   $  100,097       $ 100,443
Operating expenses:
  Cost of goods sold............................       80,903          80,015
  Selling, general and administrative expenses..        7,540           8,234
  Depreciation and amortization.................        6,811           6,853
                                                   ----------       ---------
Operating income................................   $    4,843       $   5,341
                                                   ==========       =========

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

Net sales were $100.1 million and $100.4 million for the quarters ended March 31, 2003 and 2002, respectively. Sales for the quarter ended March 31, 2003 were $0.3 million below comparable 2002 levels primarily from lower sales to customers supplying the appliance industry, partially offset by increased sales to automotive customers and a slight increase in the average cost and selling price of copper. The average price of copper based upon COMEX increased to $0.76 per pound for the quarter ended March 31, 2003 from $0.72 per pound for the quarter ended March 31, 2002.

Cost of goods sold as a percentage of sales increased to 80.8% for the quarter ended March 31, 2003, from 79.7% for the same period in 2002. This change was due primarily to competitive price pressures.

Selling, general and administrative expenses were $7.5 million for the quarter ended March 31, 2003, compared to $8.2 million for the same period in 2002. This decrease of $0.7 million was the result of continued cost reductions including headcount reductions. These expenses, as a percent of net sales, decreased from 8.2% for the quarter ended March 31, 2002 to 7.5% for the quarter ended March 31, 2003.

Depreciation and amortization was $6.8 million for the quarter ended March 31, 2003, compared to $6.9 million for the same period in 2002.

The income tax provision for the three months ended March 31, 2003 was $0.1 million compared to a tax benefit of $2.9 million for the three months ended March 31, 2002. A full valuation allowance was recorded in the fourth quarter of 2002. Accordingly, the $0.1 million tax provision in 2003 represents the provision for state and foreign income taxes only.

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

Working Capital and Cash Flows

Net cash provided by continuing operations was $10.2 million for the three months ended March 31, 2003, compared to $2.2 million for the three months ended March 31, 2002. The increase was primarily the result of lower working capital requirements in the first quarter of 2003.

Net cash used in investing activities for capital expenditures was $2.0 million for the three months ended March 31, 2003, compared to $1.4 million for the three months ended March 31, 2002. The increase primarily related to expenditures for cost reduction projects.

Net cash used in financing activities was $3.1 million for the three months ended March 31, 2003, compared to $0.4 million for the three months ended March 31, 2002. The increase resulted from repayments of long-term obligations and from financing fees paid for the Second Amendment to the Credit Agreement, described below.

Financing Arrangements

On December 20, 2001, the Company entered into the Second Amended and Restated Credit Agreement (the "Credit Agreement") with certain financial institutions. On March 18, 2002, and on March 25, 2003, the Company and the financial institutions that are parties to the Credit Agreement entered into a First Amendment and Second Amendment to the Credit Agreement, respectively. Under the terms of the amendments, certain financial and other covenants were modified to provide the Company with greater operating flexibility. The amendments also increased the interest rate payable on borrowings by 0.25% per annum.

Borrowings under the Credit Agreement are collateralized by first priority mortgages and liens on all domestic assets of the Company and its domestic subsidiaries. In addition, borrowings under the Credit Agreement are guaranteed by International Wire Holding Company, the sole shareholder of the Company.

The Credit Agreement consists of a $70.0 million revolving credit facility, subject to certain borrowing base requirements, that will mature on January 15, 2005. The Credit Agreement provides that a portion of the Credit Agreement, not in excess of $35.0 million, is available for the issuance of letters of credit. At March 31, 2003, the Company had $5.0 million in outstanding borrowings under the Credit Agreement and $25.4 million in outstanding letters of credit under the Credit Agreement. At March 31, 2003, based on the most recent borrowing base calculation, the Company had available borrowing capacity under the Credit Agreement of $55.0 million of which $24.5 million was available for borrowing.

The Company's obligations under the Credit Agreement bear interest, at the option of the Company, at a rate per annum equal to (a) the Alternate Base Rate (as defined in the Credit Agreement) plus 2.50% or (b) the Eurodollar Rate (as defined in the Credit Agreement) plus 3.50%. The Alternate Base Rate and Eurodollar Rate margins are established quarterly based on a formula as defined in the Credit Agreement. Interest payment dates vary depending on the interest rate option selected, but generally interest is payable quarterly. The Credit Agreement contains several financial covenants which, among other things, require the Company to maintain certain financial ratios and restrict the Company's ability to incur indebtedness, make capital expenditures and pay dividends. At March 31, 2003, the Company was in compliance with financial covenants under the Credit Agreement.

The schedule below reconciles "EBITDA, as adjusted," to operating income as determined in accordance with generally accepted accounting principles ("GAAP") for all periods presented in the financial statements. EBITDA, as adjusted, is defined as operating income plus depreciation, amortization of intangible assets, impairment, unusual and plant closing charges and other non-cash expense (income) items. EBITDA, as adjusted, is presented because (i) it is a widely accepted indicator of a company's ability to incur and service debt and
(ii) it is the basis on which the Company's compliance with certain financial covenants contained in the Credit Agreement is principally determined. However, EBITDA, as adjusted, does not purport to represent cash provided by operating activities as reflected in the Company's consolidated statements of cash flow, is not a measure of financial performance under GAAP and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Also, the measure of EBITDA, as adjusted, may not be comparable to similar measures reported by other companies.

                                                              Three Months
                                                             Ended March 31,
                                                         ----------------------
                                                           2003         2002
                                                         ----------------------
                                                            (In thousands)
EBITDA, as adjusted.................................     $ 11,654    $   12,194
Depreciation and amortization.......................       (6,811)       (6,853)
                                                         --------    ----------
Operating income....................................     $  4,843    $    5,341
                                                         ========    ==========

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

As of March 31, 2003, the Company had $6.4 million of cash and cash equivalents and its working capital was $65.4 million. Giving effect to the Credit Agreement amendments, as of March 31, 2003, the Company had available borrowing capacity under the Credit Agreement of $55 million, of which $24.5 million was available for borrowing.

We anticipate that our primary uses of cash for the next twelve months will be for working capital requirements, for capital expenditures, estimated at approximately $14.3 million, and for debt servicing, estimated at approximately $40.3 million. The Company's primary sources of liquidity are cash on hand, cash flows from operations and borrowings under the Credit Agreement. The Company expects that these sources of cash will be sufficient to meet its requirements for working capital, capital expenditures, and debt service over the next twelve months. These expectations, however, assume that the Company's working capital needs do not materially increase. Such assumption depends on a variety of factors including the general state of the domestic economy, the market price of copper, the Company's credit terms with its suppliers, and the Company's relations with its customers. In the event that this assumption is incorrect and the Company's working capital needs materially increase, the Company may need to seek additional sources of liquidity through debt or equity financing.

RECENTLY ISSUED ACCOUNTING STANDARDS

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

SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123," was issued in December 2002. The statement amends FASB No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. FASB No. 148 is effective for the Company's financial statements ending December 31, 2002. However, since the Company continued to use the ABP 25 approach to its stock option accounting, the adoption of SFAS 148 did not have a material effect on its financial position or results of operations. The disclosure requirements of SFAS 148 are included herein.

In April of 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 clarifies the definition of a derivative and amends the implementation guidance of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except for hedging relationships designated after June 30, 2003. The provisions of SFAS No. 149, which amend implementation guidance of SFAS No. 149 and determined that there is not a financial impact on the quarter ended March 31, 2003. The Company will evaluate the remaining provisions of SFAS No. 149 that are not effective until June 30, 2003.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

In accordance with Item 305 of Regulation S-K, the Company provided quantitative and qualitative information about market risk in "Item 7a. Quantitative and Qualitative Disclosures About Market Risk" of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002. There have been no material changes to such information disclosed in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002.

ITEM 4.       CONTROLS AND PROCEDURES


(a) The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and of the Securities and Exchange Commission. Such information is accumulated and communicated to the Company's management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management, including the chief executive officer and the chief financial officer, recognized that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

     Within 90 days prior to the filing date of this quarterly report on Form 10-Q, the Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's chief executive officer and the Company's chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on such evaluation, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective.

(b) There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation in connection with the preparation of this quarterly report on Form 10-Q.

PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


           (a)      Exhibits

           Exhibit
           Number     Description
           -------    -----------
             4.1      First Amendment, dated March 18, 2002, to the Second
                      Amended and Restated Credit Agreement, dated December 20,
                      2001, among International Wire Holding Company, the several lenders from Time to Time Parties thereto, and JP
                      Morgan Chase Bank as Administrative Agent. *

             4.2 Second Amendment, dated March 25, 2003, to the Second Amended and Restated Credit Agreement, dated December 20, 2001, among International Wire Holding Company, the several lenders from Time to Time Parties thereto, and JP Morgan Chase Bank as Administrative Agent. (Incorporated by reference to Exhibit 4.14 of the Annual Report on Form 10-K of International Wire Group, Inc. for the fiscal year ended December 31, 2002.)

            99.1 Certification of Chief Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

            99.2 Certification of Chief Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

           * Filed herewith.

           (b)      Reports on Form 8-K

     The company did not file a report on Form 8-K with the Securities and Exchange Commission during the quarter ended March 31, 2003.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                       INTERNATIONAL WIRE GROUP, INC.



Dated:  May 15, 2003   By:    /s/ GLENN J. HOLLER
                              -------------------------------------------------
                       Name:  Glenn J. Holler
                       Title: Senior Vice President and Chief Financial Officer
                              (Principal Financial and Accounting Officer)

                                 CERTIFICATIONS



         I, David M. Sindelar, as Chief Executive Officer of International Wire Group, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of International Wire Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants as of, and for, the periods presented in the quarterly report;

4. The registrants' other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrants' other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                            INTERNATIONAL WIRE GROUP, INC.

Dated:  May 15, 2003                        By:  /s/ DAVID M. SINDELAR
                                               --------------------------------
                                            Name:    David M. Sindelar
                                            Title:   Chief Executive Officer

                                 CERTIFICATIONS



         I, Glenn J. Holler, as Chief Financial Officer of International Wire Group, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of International Wire Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants as of, and for, the periods presented in the quarterly report;

4. The registrants' other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrants' other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                        INTERNATIONAL WIRE GROUP, INC.

Dated:  May 15, 2003                    By:  /s/ GLENN J. HOLLER
                                           -----------------------------------
                                        Name:    Glenn J. Holler
                                        Title:   Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit
Number         Description
-------        -----------
  4.1          First Amendment, dated March 18, 2002, to the Second Amended and
               Restated Credit Agreement, dated December 20, 2001, among
               International Wire Holding Company, the several lenders from Time to Time Parties thereto, and JP Morgan Chase Bank as
               Administrative Agent. *

  4.2          Second Amendment, dated March 25, 2003, to the Second Amended and
               Restated Credit Agreement, dated December 20, 2001, among
               International Wire Holding Company, the several lenders from Time to Time Parties thereto, and JP Morgan Chase Bank as
               Administrative Agent. (Incorporated by reference to Exhibit 4.14 of the Annual Report on Form 10-K of International Wire Group,
               Inc. for the fiscal year ended December 31, 2002.)

 99.1          Certification of Chief Executive Officer required by 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

 99.2          Certification of Chief Executive Officer required by 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *



* Filed herewith.