Form 10-Q
period 2003-06-30
INTERNATIONAL WIRE GROUP INC
filed 2003-08-14
CIK 947429

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30 , 2003

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


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES [X]     NO [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                               YES [ ]     NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,000 shares, par value $.01 per share.

                         INTERNATIONAL WIRE GROUP, INC.




                                      INDEX

PART I - FINANCIAL INFORMATION                                                                                  Page
                                                                                                                ----
   Item 1. Consolidated Financial Statements (Unaudited):
      Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002.................................       3
      Consolidated Statements of Operations for the three and six months ended June 30, 2003 and 2002 ......       4
      Consolidated Statements of Cash Flows for the six months ended June 30, 2003 and 2002.................       5
      Notes to Consolidated Financial Statements............................................................       6
   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...........      17
   Item 3.  Quantitative and Qualitative Disclosure About Market Risk.......................................      22
   Item 4.  Controls and Procedures.........................................................................      23

PART II - OTHER INFORMATION

   Item 1.  Legal Proceedings...............................................................................      24
   Item 2.  Changes in Securities and Use of Proceeds.......................................................      24
   Item 3.  Defaults upon Senior Securities.................................................................      24
   Item 4.  Submission of Matters to a Vote of Security Holders.............................................      24
   Item 5.  Other Information...............................................................................      24
   Item 6.  Exhibits and Reports on Form 8-K................................................................      24

SIGNATURES.................................................................................................       25


                         PART I. FINANCIAL INFORMATION

ITEM 1.       CONSOLIDATED FINANCIAL STATEMENTS

                         INTERNATIONAL WIRE GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                JUNE 30,     DECEMBER 31,
                                                                 2003           2002
                                                               ---------      ---------
                                                              (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents ..............................     $  39,918      $   2,546
  Accounts receivable, less allowance of $7,316 and $7,080        63,148         58,690
  Inventories ............................................        56,782         61,044
  Restricted cash.........................................        15,681             --
  Prepaid expenses and other .............................        10,715         10,880
                                                               ---------      ---------
    Total current assets .................................       186,244        133,160
Property, plant and equipment, net .......................       120,142        126,486
Goodwill .................................................        89,390         89,390
Other intangible assets ..................................         4,536          5,028
Deferred financing costs, net ............................         4,985          4,800
Restricted cash ..........................................        11,483             --
Other assets .............................................         6,743          4,646
                                                               ---------      ---------
    Total assets .........................................     $ 423,523      $ 363,510
                                                               =========      =========

LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
  Current maturities of long-term obligations ............     $  16,529      $  10,133
  Accounts payable .......................................        27,785         23,776
  Accrued and other liabilities ..........................        15,664         12,313
  Accrued payroll and payroll related items ..............         1,939          3,220
  Customers' deposits ....................................        14,215         14,416
  Accrued interest .......................................         3,738          3,003
                                                               ---------      ---------
    Total current liabilities ............................        79,870         66,861
Long-term obligations, less current maturities ...........       389,233        325,388
Other long-term liabilities ..............................        23,120         23,614
                                                               ---------      ---------
    Total liabilities ....................................       492,223        415,863
Stockholder's deficit:
  Common stock, $.01 par value, 1,000 shares
    authorized, issued and outstanding ...................             0              0
  Contributed capital ....................................       236,331        236,331
  Carryover of predecessor basis .........................       (67,762)       (67,762)
  Accumulated deficit ....................................      (238,940)      (220,791)
  Accumulated other comprehensive income (loss) ..........         1,671           (131)
                                                               ---------      ---------
    Total stockholder's deficit ..........................       (68,700)       (52,353)
                                                               ---------      ---------
    Total liabilities and stockholder's deficit ..........     $ 423,523      $ 363,510
                                                               =========      =========


        See accompanying notes to the consolidated financial statements.

                         INTERNATIONAL WIRE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (Unaudited)


                                                        THREE MONTHS                   SIX MONTHS
                                                        ENDED JUNE 30,                ENDED JUNE 30,
                                                   ------------------------      ------------------------
                                                     2003           2002           2003           2002
                                                   ---------      ---------      ---------      ---------

Net sales ....................................     $  91,327      $ 107,579      $ 191,424      $ 208,022
Operating expenses:
  Cost of goods sold .........................        75,096         84,706        155,999        164,721
  Selling, general and administrative expenses         6,467          8,636         14,007         16,870
  Depreciation ...............................         5,965          6,245         11,895         12,366
  Amortization ...............................           910            755          1,791          1,487
  Impairment and plant closing charges .......           520             --            520             --
                                                   ---------      ---------      ---------      ---------
Operating income .............................         2,369          7,237          7,212         12,578
Other income (expense):
  Interest expense ...........................        (9,918)        (9,034)       (18,895)       (18,054)
  Amortization of deferred financing costs ...        (2,795)          (534)        (3,350)        (1,068)
  Other, net .................................            35             --             72             --
                                                   ---------      ---------      ---------      ---------
Loss from continuing operations before income
  tax provision (benefit) and change in
  accounting principle .......................       (10,309)        (2,331)       (14,961)        (6,544)
Income tax provision (benefit) ...............            87           (557)           188         (3,443)
                                                   ---------      ---------      ---------      ---------
Loss from continuing operations before
  change in accounting principle .............       (10,396)        (1,774)       (15,149)        (3,101)
Loss from discontinued operations ............        (3,000)            --         (3,000)            --
                                                   ---------      ---------      ---------      ---------
Loss before change in accounting principle ...       (13,396)        (1,744)       (18,149)        (3,101)
Change in accounting for goodwill, net of
  $19,408 tax benefit ........................            --             --             --        (54,504)
                                                   ---------      ---------     ----------      ---------
Net loss .....................................     $ (13,396)     $  (1,774)     $ (18,149)     $ (57,605)
                                                   =========      =========      =========      =========


        See accompanying notes to the consolidated financial statements.

                         INTERNATIONAL WIRE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (Unaudited)

                                                                              SIX MONTHS
                                                                            ENDED JUNE 30,
                                                                       ----------------------
                                                                         2003          2002
                                                                       --------      --------
Cash flows provided by (used in) operating activities:
  Net loss .......................................................     $(18,149)     $(57,605)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Depreciation .................................................       11,895        12,366
    Amortization .................................................        1,791         1,487
    Amortization of deferred financing costs .....................        3,350         1,066
    Provision for doubtful accounts ..............................          432         1,295
    Change in accounting for goodwill ............................           --        54,504
    Discontinued operations ......................................        3,000            --
    Fixed asset impairment .......................................          469            --
    Change in assets and liabilities:
      Accounts receivable ........................................       (4,010)      (12,044)
      Inventories ................................................        4,750           962
      Prepaid expenses and other .................................         (745)       (2,417)
      Accounts payable ...........................................        3,656         2,752
      Accrued and other liabilities ..............................          769        (2,880)
      Accrued payroll and payroll related items ..................       (1,281)         (142)
      Customers' deposits ........................................         (201)         (240)
      Accrued interest ...........................................          (87)         (616)
      Other long-term liabilities ................................         (513)       (1,569)
                                                                       --------      --------
          Net cash provided by (used in) continuing operations ...        5,126        (3,081)

   Net cash provided by (used in) discontinued operations ........       (3,146)          412
                                                                       --------      --------
               Net cash provided by (used in) operating activities        1,980        (2,669)
                                                                       --------      --------

Cash flows used in investing activities:
      Capital expenditures by continuing operations ..............       (5,465)       (5,878)
                                                                       --------      --------
               Net cash used in investing activities .............       (5,465)       (5,878)
                                                                       --------      --------
Cash flows provided by (used in) financing activities:
      Borrowings of long-term obligations ........................       78,770         6,548
      Repayment of borrowings  ...................................       (7,707)           --
      Restricted cash ............................................      (27,164)           --
      Financing fees .............................................       (3,535)           --
                                                                       --------      --------
               Net cash provided by financing activities .........       40,364         6,548
                                                                       --------      --------
Effects of exchange rate changes on cash and cash equivalents ....          493          (139)
                                                                       --------      --------
               Net change in cash and cash equivalents ...........       37,372        (2,138)
Cash and cash equivalents at beginning of the period .............        2,546         8,017
                                                                       --------      --------
Cash and cash equivalents at end of the period ...................     $ 39,918      $  5,879
                                                                       ========      ========


        See accompanying notes to the consolidated financial statements.

                         INTERNATIONAL WIRE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (Unaudited)


1.       BASIS OF PRESENTATION

         Unaudited Interim Consolidated Financial Statements

         The unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of International Wire Group, Inc. (the "Company"). The results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for a full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002.

         Recently Issued Accounting Standards

         In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," ("VIEs"), an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to improve financial reporting of special purpose and other entities. In accordance with the interpretation, business enterprises that represent the primary beneficiary of another entity by retaining a controlling financial interest in that entity's assets, liabilities, and results of operating activities must consolidate the entity in their financial statements. Prior to the issuance of FIN 46, consolidation generally occurred when an enterprise controlled another entity through voting interests. Certain VIEs that are qualifying special purpose entities ("QSPEs") subject to the reporting requirements of SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," will not be required to be consolidated under the provisions of FIN 46. The consolidation provisions of FIN 46 apply to VIEs created or entered into after January 31, 2003, and for pre-existing VIEs in the first reporting period beginning after June 15, 2003. If applicable, transition rules allow the restatement of financial statements or prospective application with a cumulative effect adjustment. In addition, FIN 46 expands the disclosure requirements for the beneficiary of a significant or a majority of the variable interests to provide information regarding the nature, purpose and financial characteristics of the entities. Since the Company has no such VIEs, the adoption of this statement is not expected to impact the Company's consolidated financial position and results of operations.

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The statement requires that costs associated with exit or disposal activities must be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. Such costs include lease termination costs and certain employee severance costs associated with a restructuring, discontinued operation or other exit or disposal activity. This statement is effective for the Company's exit or disposal activities initiated after December 31, 2002 and the provisions of this statement are incorporated herein.

         In April of 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 clarifies the definition of a derivative and amends the implementation guidance of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 149 is effective for contracts entered into or

                         INTERNATIONAL WIRE GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


         modified after June 30, 2003, except for hedging relationships designated after June 30, 2003. The provisions of SFAS No. 149, which amend implementation guidance of SFAS No. 133, are effective for fiscal quarters that began prior to June 15, 2003. The Company adopted the provisions of SFAS No. 149 and determined that there is not a financial impact on the quarter ended June 30, 2003.

         On May 15, 2003, the FASB issued Statement of Financial Accounting Standards No. 150, or SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS 150 represents the first phase of the FASB's project on liabilities and equity and requires financial instruments that meet the definitions in the statement to be classified as liabilities. SFAS 150 requires that mandatorily redeemable preferred stock be classified and accounted for as a liability. However, it excludes from its scope convertible instruments, which will be addressed in the second phase of the FASB project. SFAS 150 is effective at the beginning of the first interim period beginning after June 15, 2003. Since the Company has no such financial instruments, the adoption of this statement will not have an effect on the Company's consolidated financial position and results of operations.

2.       STOCK OPTION PLANS

         As allowed under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized as options are issued at exercise prices equal to the market value at date of grant. Had compensation cost for the respective option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, the Company's net loss for the six months ended June 30, 2003 and 2002, would approximate the following:

                                                                    SIX MONTHS
                                                                   ENDED JUNE 30,
                                                                   --------------
PRO FORMA NET LOSS:                                              2003          2002
                                                               --------      --------
Reported net loss ........................................     $(18,149)     $(57,605)
Add: Stock-based employee compensation expense
         included in reported income, net of related
         tax effects                                                 --            --
Less: Total stock-based employee compensation expense
         determined under fair value based methods for all
         awards, net of  related tax effects                        (41)          (32)
                                                               --------      --------
Pro forma net loss .......................................     $(18,190)     $(57,637)
                                                               ========      ========

3.       CHANGE IN ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLE ASSETS

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

         The Company adopted SFAS No. 142 as of January 1, 2002. Accordingly, the Company stopped the amortization of goodwill effective January 1, 2002.

         In completing the impairment test required under SFAS No. 142, the Company determined the estimated fair value of its various reporting units and compared that amount to their respective carrying values. Based on this calculation, the Company determined that an impairment existed primarily related to insulated wire operations obtained through the acquisition of Wirekraft Industries, Inc. in 1992 and the acquisition of a group of affiliated companies collectively referred to as Dekko Wire Technology Group in 1996. To determine the amount of the impairment, the Company calculated the "implied fair value" of goodwill for each impaired reporting unit in the same manner as the amount of goodwill recognized in a business combination is determined. The Company then recognized an impairment charge to write-off goodwill in the amount of $54,504, net of tax benefit of $19,408 in the first quarter of 2002, representing the excess carrying amount of goodwill over the "implied fair value" of goodwill for the impaired reporting units. In the fourth quarter of 2002, an additional impairment of $24,355 was recorded as a result of a further decline in the fair value of these reporting units. There was no such impairment in 2003.


4.       IMPAIRMENT AND PLANT CLOSING CHARGES

         Impairment and plant closing charges for the three months ended June 30, 2003 related to the closing of the Kendallville, Indiana plant in June 2003 were $520. A portion of the equipment from this facility is being relocated to the Durango, Mexico plant with the remainder being taken out of service. As a result, a fixed asset impairment charge of $469 was recorded in the second quarter of 2003. Additional charges of $765 are expected to be incurred related to the plant closing. These charges relate to shut-down expenditures including occupancy costs and are expected to be incurred over the next eighteen months.

         A summary of activity related to plant closings is as follows:

                                                                   INSULATED
                                                                      WIRE          BARE WIRE
                                                   CORPORATE        PRODUCTS        PRODUCTS       CONSOLIDATED
                                                   ---------       ---------        --------       ------------
SIX MONTHS ENDED JUNE 30, 2003

Balance, beginning of period ....                 $   480          $   537          $   219          $ 1,236
Charges to operations:
    Facility shut-down costs ....                      --               --               --               --
    Personnel and severance costs                      --               51               --               51
                                                  -------          -------          -------          -------
                                                       --               51               --               51
                                                  -------          -------          -------          -------
Cash payments:
    Facility shut-down costs ....                     (36)            (152)            (216)            (404)
    Personnel and severance costs                     (98)             (83)              (3)            (184)
                                                  -------          -------          -------          -------
                                                     (134)            (235)            (219)            (588)
                                                  -------          -------          -------          -------
Balance, end of period ..........                 $   346          $   353          $    --          $   699
                                                  =======          =======          =======          =======


                                                                     INSULATED
                                                                       WIRE            BARE WIRE
                                                   CORPORATE         PRODUCTS          PRODUCTS       CONSOLIDATED
                                                   ---------         --------          --------       ------------
SIX MONTHS ENDED JUNE 30, 2002

Balance, beginning of period ....                    $ 1,920         $ 1,240            $ 1,368         $ 4,528
Charges to operations:
    Facility shut-down costs ....                         --              --                 --              --
    Personnel and severance costs                         --              --                 --              --
                                                     -------         -------            -------         -------
                                                          --              --                 --              --
                                                     -------         -------            -------         -------
Cash payments:
    Facility shut-down costs ....                        (36)           (271)              (437)           (744)
    Personnel and severance costs                       (769)           (194)                --            (963)
                                                     -------         -------            -------         -------
                                                        (805)           (465)              (437)         (1,707)
                                                     -------         -------            -------         -------
Balance, end of period ..........                    $ 1,115         $   775            $   931         $ 2,821
                                                     =======         =======            =======         =======

5.       INVENTORIES

         The composition of inventories is as follows:

                                                     JUNE 30,          DECEMBER 31,
                                                      2003                2002
                                                     -------           -----------
Raw materials ..........................             $12,980             $15,051
Work-in-process ........................              15,518              22,561
Finished goods .........................              28,284              23,432
                                                     -------             -------
 Total .................................             $56,782             $61,044
                                                     =======             =======

         The carrying value of inventories on a last-in, first-out basis, at June 30, 2003 and December 31, 2002, approximates their current cost.


6.       LONG-TERM OBLIGATIONS

         The composition of long-term obligations at June 30, 2003 and December 31, 2002 is as follows:

                                                        JUNE 30,      DECEMBER 31,
                                                         2003            2002
                                                       ---------       ---------
Second Amended and Restated Credit Agreement ....      $      --       $   6,995
Senior Secured Notes ............................         82,000              --
Senior Secured Notes Discount ...................         (3,091)             --
Senior Subordinated Notes .......................        150,000         150,000
Series B Senior Subordinated Notes ..............        150,000         150,000
Series B Senior Subordinated Notes Premium ......          4,168           5,129
Industrial Revenue Bonds ........................         15,500          15,500
Other ...........................................          7,185           7,897
                                                       ---------       ---------
                                                         405,762         335,521
Less, current maturities ........................         16,529          10,133
                                                       ---------       ---------
                                                       $ 389,233       $ 325,388
                                                       =========       =========

         The schedule of principal payments for long-term obligations, excluding premium and discount, at June 30, 2003 is as follows:


2003 ................................................                   $  9,462
2004 ................................................                      6,836
2005 ................................................                    387,137
2006 ................................................                        151
2007 ................................................                        187
Thereafter ..........................................                        912
                                                                        --------
  Total .............................................                   $404,685
                                                                        ========

         Senior Secured Notes and Industrial Revenue Bonds

         The Company issued $82,000 principal amount of 10.375% Senior Secured Notes (the "Senior Secured Notes") due February 28, 2005 at a price of 96.061% under an indenture dated May 30, 2003. Net proceeds from the issuance of approximately $75,235, after deducting discounts and expenses, were used: (i) to repay in full the obligations under, and terminate, the Company's senior secured credit facility; (ii) to cash collateralize certain of the Company's letters of credit, including the letters of credit that were issued under the Company's senior secured credit facility and the letters of credit collateralizing two industrial revenue bonds related to the Company's acquisition of Camden Wire Co., Inc. in 1997; (iii) to pay interest on the Company's Senior Subordinated Notes and other indebtedness; and (iv) for general corporate purposes, including working capital.

         The Company's obligations under the Senior Secured Notes are guaranteed on a senior secured basis by International Wire Holding Company, the Company's parent, and by all of the Company's domestic restricted subsidiaries. The Senior Secured Notes and the guarantees are secured by first priority mortgages and liens on substantially all of the Company's and the guarantors' existing and future domestic property and assets and a portion of the stock of the foreign subsidiaries. The Senior Secured Notes bear interest at a rate of 10.375% per annum, requiring a semi-annual interest payment on May 15 and November 15 of each year. Pursuant to the terms of the indenture under which the Senior Secured Notes were issued, the Company's ability to incur additional indebtedness, pay dividends, repurchase or redeem capital stock, make investments, create liens or enter into sale and leaseback transactions, dispose of assets, enter into transactions with affiliates, and to merge or consolidate with or into other persons is limited.

         Pursuant to a registration rights agreement entered into in connection with this issuance of the Senior Secured Notes, the Company may elect, but is not obligated, to file an exchange offer registration statement or, under certain circumstances, a shelf registration statement in respect of the Senior Secured Notes. If the Company does not consummate an offer to exchange the Senior Secured Notes for substantially identical debt securities registered under the Securities Act by May 30, 2004 or fails to comply with certain other provisions of the registration rights agreement, the Company has agreed to pay additional interest to the holders of the Senior Secured Notes.

         As of June 30, 2003 the Company has a restricted cash balance of $27,164 which has been used to cash collateralize $26,680 of letters of credit that were issued to various insurance companies for workers' compensation programs and certain trustees in respect of two issuances of Industrial Revenue Bonds ("IRBs"). The Company has notified such trustees in respect of the IRBs that the Company will not renew the current letters of credit, $9,000 of which expire in July 2003 and $6,500 of which expire in February 2004. As a result, pursuant to the terms of the IRBs the trustees will draw on the letters of credit and use such proceeds to refund the IRBs. Accordingly, the IRBs of $15,500 and the related restricted cash balance of $15,681 have been classified as current maturities of long-term obligations and current assets, respectively.

         Senior Subordinated Notes and Series B Senior Subordinated Notes

         The 11.75% Senior Subordinated Notes due 2005 and the Series B 11.75% Senior Subordinated Notes (collectively, the "Senior Subordinated Notes") were issued under similar indentures (the "Indentures") dated June 12, 1995 and June 17, 1997, respectively. The Senior Subordinated Notes represent unsecured general obligations of the Company and are subordinated to all Senior Debt (as defined in the Indentures) of the Company.

         The Senior Subordinated Notes are fully and unconditionally (as well as jointly and severally) guaranteed on an unsecured, senior subordinated basis by each subsidiary of the Company (the "Guarantor Subsidiaries") other than the company's foreign subsidiaries (which include IWG-Philippines, Inc., IWG International, Inc., Italtrecce-Societa Italiana Trecce & Affini S.r.l., International Wire SAS, International Wire Group SAS, Tresse Metallique J. Forissier, S.A., Cablerie E. Charbonnet, S.A., IWG Services Co., S de RL de CV, IWG Durango, S de RL de CV (the "Non-Guarantor Subsidiaries")). Each of the Guarantor Subsidiaries and Non-Guarantor Subsidiaries is wholly owned by the Company.

         The Senior Subordinated Notes mature on June 1, 2005. Interest on the Senior Subordinated Notes is payable semi-annually on each June 1 and December 1. The Senior Subordinated Notes bear interest at the rate of 11.75% per annum. The Senior Subordinated Notes are redeemable, at the Company's option, at the redemption price of 100% of the principal amount of such notes with accrued interest.

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


8.       RELATED PARTY TRANSACTIONS

         In connection with the sale of the Company's former wire harness business to Viasystems International, Inc. ("Viasystems"), the Company entered into an agreement to supply substantially all of their insulated wire requirements through December 2003 (which has been extended to December 2005). At the time of the sale, the Company and Viasystems were commonly controlled by affiliates of Hicks, Muse, Tate & Furst, Incorporated. The Company had sales to Viasystems of $7,784 and $10,578 for the three months ended June 30, 2003 and 2002 and $15,618 and $18,836 for the six months ended June 30, 2003 and 2002, respectively. The outstanding trade receivables were $8,242 and $6,990 at June 30, 2003 and December 31, 2002, respectively.

         In September 2002, the Company began selling a portion of its production scrap to Prime Materials Recovery, Inc. ("Prime"). Prime is a closely held company and its majority shareholder, chairman and a director is the President and Chief Operating Officer of the Company. In addition, the Vice President - Finance of the Company holds a minority ownership interest and is a director. The Company had sales to Prime of $2,577 and $0 for three months ended June 30, 2003 and 2002 and $5,412 and $0 for the six months ended June 30, 2003 and 2002, respectively. The outstanding trade receivables were $531 and $72 at June 30, 2003 and December 31, 2002, respectively. Sales to Prime were made under arms-length prices and terms comparable to those of other companies in the industry.

9.       DISCONTINUED OPERATIONS AND LITIGATION

         In July 2003, a ruling was rendered in the Circuit Court of Cook County, Chancery Division (Case No., 02CH2470) located in Chicago, Illinois, in the matter referred to as the "AIG Litigation." The ruling was in favor of the Company and ruled that National Union/AIG is obligated to defend and indemnify and otherwise provide insurance coverage to the Company and various original equipment manufacturers for certain claims and damages related to certain water inlet hoses supplied by and through the Company pursuant to two $25,000 excess insurance policies issued to the Company by National Union. Reimbursement for attorney fees was also awarded to the Company. National Union/AIG are expected to appeal the decision.

         The Company has recorded a receivable of $2,429 in respect of settlements that were previously paid by the Company and which are covered under the National Union/AIG insurance policies. This amount has been recorded through discontinued operations as it relates to coverage for claims paid. After considering this amount, the Company has recorded a $3,000 charge to discontinued operations during the three months ended June 30, 2003. This net charge reflects the anticipated settlement of additional uninsured claims related to certain water inlet hoses. No amounts have been recorded for the potential recovery of attorney fees.

10.      GUARANTOR SUBSIDIARIES

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

                         INTERNATIONAL WIRE GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


                                                                       TOTAL          TOTAL
                                                        COMPANY      GUARANTOR    NON-GUARANTOR  ELIMINATIONS      TOTAL
                                                        -------      ---------    -------------  ------------      -----
BALANCE SHEET
    AS OF JUNE 30, 2003

ASSETS

    Cash ........................................     $      --      $  38,803      $   1,115     $      --      $  39,918
    Accounts receivable .........................            --         46,480         16,668            --         63,148
    Inventories .................................            --         44,563         12,219            --         56,782
    Restricted cash .............................            --         15,681            --             --         15,681
    Other current assets ........................            --          9,563          1,152            --         10,715
                                                      ---------      ---------      ---------     ---------      ---------
             Total current assets ...............            --        155,090         31,154            --        186,244
      Property, plant and equipment, net ........            --         91,449         28,693            --        120,142
    Investment in subsidiaries ..................       324,002             --             --      (324,002)            --
    Intangible and other assets .................        20,183         92,740          4,214            --        117,137
                                                      ---------      ---------      ---------     ---------      ---------
         Total assets ...........................     $ 344,185      $ 339,279      $  64,061     $(324,002)     $ 423,523
                                                      =========      =========      =========     =========      =========

LIABILITIES AND STOCKHOLDER'S
EQUITY (DEFICIT)

    Current liabilities .........................     $   4,039      $  66,928      $   8,903     $      --      $  79,870
    Long-term obligations, less current
        maturities ..............................       387,776          1,457             --            --        389,233
    Other long-term liabilities .................            --         22,303            817            --         23,120
    Intercompany (receivable) payable ...........       (45,021)        13,108         31,913            --             --
                                                      ---------      ---------      ---------     ---------      ---------

             Total liabilities ..................       346,794        103,796         41,633            --        492,223
                                                      ---------      ---------      ---------     ---------      ---------
    Stockholder's equity (deficit):
       Common stock .............................             0              0              0             0              0
       Contributed capital ......................       236,331        297,105         11,888      (308,993)       236,331
       Carryover of predecessor basis ...........            --        (67,762)            --            --        (67,762)
       Retained earnings (accumulated
          deficit)...............................      (238,940)         6,140          8,869       (15,009)      (238,940)
       Accumulated other comprehensive
             income .............................            --             --          1,671            --          1,671
                                                      ---------      ---------      ---------     ---------      ---------

    Total stockholder's equity (deficit) ........        (2,609)       235,483         22,428      (324,002)       (68,700)
                                                      ---------      ---------      ---------     ---------      ---------
              Total liabilities and stockholder's
                 equity (deficit) ...............     $ 344,185      $ 339,279      $  64,061     $(324,002)     $ 423,523
                                                      =========      =========      =========     =========      =========

                         INTERNATIONAL WIRE GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


                                                                        TOTAL         TOTAL
                                                        COMPANY       GUARANTOR    NON-GUARANTOR  ELIMINATIONS       TOTAL
                                                        -------       ---------    -------------  ------------       -----
BALANCE SHEET
    AS OF DECEMBER 31, 2002

ASSETS

    Cash .........................................     $      --      $     846      $   1,700      $      --      $   2,546
    Accounts receivable ..........................            --         41,034         17,656             --         58,690
    Inventories ..................................            --         50,288         10,756             --         61,044
    Other current assets .........................            --          9,635          1,245             --         10,880
                                                       ---------      ---------      ---------      ---------      ---------
             Total current assets ................            --        101,803         31,357             --        133,160
      Property, plant and equipment, net .........            --         95,836         30,650             --        126,486
    Investment in subsidiaries ...................       339,887             --             --       (339,887)            --
    Intangible and other assets ..................        6,373          93,037          4,454             --        103,864
                                                       ---------      ---------      ---------      ---------      ---------
         Total assets ............................     $ 346,260      $ 290,676      $  66,461      $(339,887)     $ 363,510
                                                       =========      =========      =========      =========      =========


LIABILITIES AND STOCKHOLDER'S
EQUITY (DEFICIT)

    Current liabilities ..........................     $  11,947      $  46,851      $   8,063      $      --      $  66,861
    Long-term obligations, less current
        maturities ...............................       308,157         17,231             --             --        325,388
    Other long-term liabilities ..................            --         22,767            847             --         23,614
    Intercompany (receivable) payable ............        10,616        (49,209)        38,593             --             --
                                                       ---------      ---------      ---------      ---------      ---------
             Total liabilities ...................       330,720         37,640         47,503             --        415,863
                                                       ---------      ---------      ---------      ---------      ---------
    Stockholder's equity (deficit):
       Common stock ..............................             0              0              0              0              0
       Contributed capital .......................       236,331        297,105         11,888       (308,993)       236,331
       Carryover of predecessor basis ............            --        (67,762)            --             --        (67,762)
       Retained earnings (accumulated
          deficit) ...............................      (220,791)        23,693          7,201        (30,894)      (220,791)
       Accumulated other comprehensive
             loss ................................            --             --           (131)            --           (131)
                                                                      ---------      ---------      ---------      ---------
    Total stockholder's equity (deficit) .........        15,540        253,036         18,958       (339,887)       (52,353)
                                                       ---------      ---------      ---------      ---------      ---------
               Total liabilities and stockholder's
                  equity (deficit) ...............     $ 346,260      $ 290,676      $  66,461      $(339,887)     $ 363,510
                                                       =========      =========      =========      =========      =========

                         INTERNATIONAL WIRE GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

                                                                 TOTAL         TOTAL
                                                   COMPANY     GUARANTOR   NON-GUARANTOR  ELIMINATIONS   TOTAL
                                                   -------     ---------   -------------  ------------   -----
STATEMENT OF OPERATIONS
  FOR THE THREE MONTHS ENDED
  JUNE  30, 2003

Net sales ..................................     $     --      $ 72,701      $ 18,626      $     --     $ 91,327
Operating expenses:
    Cost of goods sold .....................           --        59,914        15,182            --       75,096
    Selling, general and administrative
       expenses.............................           --         5,186         1,281            --        6,467
    Depreciation and amortization ..........          144         5,487         1,244            --        6,875
    Impairment and plant closing charges ...           --           520            --            --          520
                                                 --------      --------      --------      --------     --------
Operating income (loss) ....................         (144)        1,594           919            --        2,369
Other income (expense):
    Interest income (expense) ..............        1,176       (10,563)         (531)           --       (9,918)
    Amortization of deferred financing costs       (2,795)           --            --            --       (2,795)
    Equity in net income (loss) of
       subsidiaries ........................      (11,633)           --            --        11,633           --
    Other, net .............................           --             2            33            --           35
                                                 --------      --------      --------      --------     --------
Income (loss) from continuing operations
 before tax provision ......................      (13,396)       (8,967)          421        11,633      (10,309)
Income tax provision .......................           --             1            86            --           87
                                                 --------      --------      --------      --------     --------
Income (loss) from continuing operations ...      (13,396)       (8,968)          335        11,633      (10,396)
Loss from discontinued operations ..........           --        (3,000)           --            --       (3,000)
                                                 --------      --------      --------      --------     --------
Net income (loss) ..........................     $(13,396)     $(11,968)     $    335      $ 11,633     $(13,396)
                                                 ========      ========      ========      ========     ========



                                                                   TOTAL          TOTAL
                                                  COMPANY        GUARANTOR    NON-GUARANTOR  ELIMINATIONS     TOTAL
                                                  -------        ---------    -------------  ------------     -----
STATEMENT OF OPERATIONS
  FOR THE THREE MONTHS ENDED
  JUNE 30, 2002

Net sales ..................................     $      --      $  93,603      $  13,976      $      --     $ 107,579
Operating expenses:
    Cost of goods sold .....................            --         74,639         10,067             --        84,706
    Selling, general and administrative
       expenses.............................            --          7,599          1,037             --         8,636
    Depreciation and amortization ..........           177          5,924            899             --         7,000
                                                 ---------      ---------      ---------      ---------     ---------
Operating income (loss) ....................          (177)         5,441          1,973             --         7,237
Other income (expense):
    Interest expense .......................         8,885        (17,562)          (357)            --        (9,034)
    Amortization of deferred financing costs          (534)            --             --             --          (534)
    Equity in net income (loss) of
          subsidiaries ......................       (9,948)            --             --          9,948            --
                                                 ---------      ---------      ---------      ---------     ---------
Income (loss) before tax provision
  (benefit) ................................        (1,774)       (12,121)         1,616          9,948        (2,331)
Income tax provision (benefit) .............            --           (624)            67             --          (557)
                                                                ---------      ---------      ---------     ---------
Net income (loss) ..........................     $  (1,774)     $ (11,497)     $   1,549      $   9,948     $  (1,774)
                                                 =========      =========      =========      =========     =========

                         INTERNATIONAL WIRE GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


                                                                   TOTAL        TOTAL
                                                  COMPANY        GUARANTOR   NON-GUARANTOR   ELIMINATIONS     TOTAL
                                                  -------        ---------   -------------   ------------     -----
STATEMENT OF OPERATIONS
  FOR THE SIX MONTHS ENDED
  JUNE  30, 2003

Net sales ..................................     $      --      $ 153,436      $  37,988      $      --     $ 191,424
Operating expenses:
    Cost of goods sold .....................            --        125,460         30,539             --       155,999
    Selling, general and administrative
       expenses ............................            --         11,515          2,492             --        14,007
    Depreciation and amortization ..........           288         11,097          2,301             --        13,686
    Impairment and plant closing charges ...            --            520             --             --           520
                                                 ---------      ---------      ---------      ---------     ---------
Operating income (loss) ....................          (288)         4,844          2,656             --         7,212
Other income (expense):
    Interest income (expense) ..............         1,374        (19,398)          (871)            --       (18,895)
    Amortization of deferred financing costs        (3,350)            --             --             --        (3,350)
    Equity in net income (loss) of
       subsidiaries ........................       (15,885)            --             --         15,885            --
    Other, net .............................            --              2             70             --            72
                                                 ---------      ---------      ---------      ---------     ---------
Income (loss) from continuing operations
  before tax provision .....................       (18,149)       (14,552)         1,855         15,885       (14,961)
Income tax provision .......................            --              1            187             --           188
                                                 ---------      ---------      ---------      ---------     ---------
Income (loss) from continuing operations....       (18,149)       (14,553)         1,668         15,885       (15,149)
Loss from discontinued operations ..........            --         (3,000)            --             --        (3,000)
                                                 ---------      ---------      ---------      ---------     ---------
Net income (loss) ..........................     $ (18,149)     $ (17,553)     $   1,668      $  15,885     $ (18,149)
                                                 =========      =========      =========      =========     =========


                                                                 TOTAL           TOTAL
                                                  COMPANY      GUARANTOR     NON-GUARANTOR  ELIMINATIONS      TOTAL
                                                  -------      ---------     -------------  ------------      -----
STATEMENT OF OPERATIONS
  FOR THE SIX MONTHS ENDED
  JUNE 30, 2002

Net sales ..................................     $      --      $ 179,165      $  28,857      $      --     $ 208,022
Operating expenses:
    Cost of goods sold .....................            --        143,199         21,522             --       164,721
    Selling, general and administrative ....            --         14,815          2,055             --        16,870
       expenses
    Depreciation and amortization ..........           357         11,729          1,767             --        13,853
                                                 ---------      ---------      ---------      ---------     ---------
Operating income (loss) ....................          (357)         9,422          3,513             --        12,578
Other income (expense):
    Interest expense .......................           381        (17,726)          (709)            --       (18,054)
    Amortization of deferred financing costs        (1,068)            --             --             --        (1,068)
    Equity in net income (loss) of
         subsidiaries ......................       (56,561)            --             --         56,561            --
                                                 ---------      ---------      ---------      ---------     ---------
Income (loss) before tax provision (benefit)
  and change in accounting principle .......       (57,605)        (8,304)         2,804         56,561        (6,544)
Income tax provision (benefit) .............            --         (3,531)            88             --        (3,443)
                                                 ---------      ---------      ---------      ---------     ---------
Income (loss) before change in accounting
  principle for goodwill, net of tax benefit       (57,605)        (4,773)         2,716         56,561        (3,101)
Change in accounting principle .............            --        (49,794)        (4,710)            --       (54,504)
                                                 ---------      ---------      ---------      ---------     ---------
Net income (loss) ..........................     $ (57,605)     $ (54,567)     $  (1,994)     $  56,561     $ (57,605)
                                                 =========      =========      =========      =========     =========

                         INTERNATIONAL WIRE GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


                                                              TOTAL        TOTAL
                                               COMPANY      GUARANTOR   NON-GUARANTOR  ELIMINATIONS     TOTAL
                                               -------      ---------   -------------  ------------     -----
STATEMENT OF CASH FLOWS
  FOR THE SIX MONTHS ENDED
  JUNE 30, 2003

Net cash provided by (used in) operating
   activities ............................     $(56,757)     $ 62,327      $ (3,590)     $     --      $  1,980
                                               --------      --------      --------      --------      --------
Cash flows provided by (used in) investing
   activities for capital expenditures ...           --        (7,977)        2,512            --        (5,465)
                                               --------      --------      --------      --------      --------
Cash flows provided by (used in) financing
   activities:
   Borrowing of long-term obligations ....       78,770            --            --            --        78,770
   Repayment of borrowings ...............       (6,995)         (712)           --            --        (7,707)
   Restricted cash .......................      (11,483)      (15,681)           --            --       (27,164)
   Financing fees ........................       (3,535)           --            --            --        (3,535)
                                               --------      --------      --------      --------      --------
Net cash provided by (used in) financing
   activities ............................       56,757       (16,393)           --            --        40,364
                                               --------      --------      --------      --------      --------
Effect of exchange rate changes
   on cash and cash equivalents ..........           --            --           493            --           493
                                               --------      --------      --------      --------      --------
Net change in cash and cash equivalents ..     $     --      $ 37,957      $   (585)     $     --      $ 37,372
                                               ========      ========      ========      ========      ========


                                                             TOTAL        TOTAL
                                                COMPANY    GUARANTOR   NON-GUARANTOR  ELIMINATIONS      TOTAL
                                                -------    ---------   -------------  ------------      -----
STATEMENT OF CASH FLOWS
  FOR THE SIX MONTHS ENDED
  JUNE 30, 2003

Net cash provided by (used in) operating
   activities .............................     $(7,300)     $ 2,941      $ 1,690      $        --     $(2,669)
                                                -------      -------      -------      -----------     -------
Cash flows used in investing activities for
  capital expenditures ....................          --       (2,871)      (3,007)              --      (5,878)
                                                -------      -------      -------      -----------     -------
Cash flows provided by (used in) financing
   activities for borrowing/(repayment) of
   long-term obligations ..................       7,300         (752)          --               --       6,548
                                                -------      -------      -------      -----------     -------
Effect of exchange rate changes on cash and
  cash equivalents ........................          --           --         (139)              --        (139)
                                                -------      -------      -------      -----------     -------
Net change in cash and cash equivalents ...     $    --      $  (682)     $(1,456)     $        --     $(2,138)
                                                =======      =======      =======      ===========     =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in this Form 10-Q.

The Company has made forward-looking statements in this Form 10-Q that are based on management's beliefs and assumptions and on information currently available to management. Forward-looking statements include the information concerning the Company's possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities and the effects of competition. For those statements, the Company claims the protection of the safe harbor for forward-looking statements provided for by Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "believes," "expects," "may," "will," "should," "seeks," "pro forma," "anticipates," "intends," "plans," "estimates," or the negative of any thereof or other variations thereof or comparable terminology, or by discussions of strategy or intentions.

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

GENERAL

The following discussion and analysis includes the results of operations for the three and six months ended June 30, 2003 compared to the three and six months ended June 30, 2002.

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

RESULTS OF OPERATIONS

                                                              THREE MONTHS
                                                              ENDED JUNE 30,
                                                              --------------
                                                            2003          2002
                                                            ----          ----
                                                              (In thousands)
Net sales ..........................................      $ 91,327      $107,579
Operating expenses:
  Cost of goods sold ...............................        75,096        84,706
  Selling, general and administrative expenses .....         6,467         8,636
  Depreciation and amortization ....................         6,875         7,000
  Impairment and plant closing charges .............           520            --
                                                          --------      --------
Operating income ...................................      $  2,369      $  7,237
                                                          ========      ========

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

Net sales were $91.3 million and $107.6 million for the quarters ended June 30, 2003 and 2002, respectively. Sales for the quarter ended June 30, 2003 were $16.3 million, or 15.1%, below comparable 2002 levels primarily from lower sales to customers supplying the automotive and appliance industries, partially offset by a slight increase in the average cost and selling price of copper. The average price of copper based upon COMEX increased to $0.75 per pound for the quarter ended June 30, 2003 from $0.74 per pound for the quarter ended June 30, 2002.

Cost of goods sold as a percentage of sales increased to 82.2% for the quarter ended June 30, 2003, from 78.7% for the same period in 2002. This change was primarily due to competitive pricing pressures, operational inefficiencies from lower production levels and increased compound material costs.

Selling, general and administrative expenses were $6.5 million for the quarter ended June 30, 2003, compared to $8.6 million for the same period in 2002. This decrease of $2.1 million was the result of continued cost reductions including headcount reductions, bad debt provisions and reduced accruals for personnel related costs. These expenses, as a percent of net sales, decreased from 8.0% for the quarter ended June 30, 2002 to 7.1% for the quarter ended June 30, 2003.

Depreciation and amortization was $6.9 million for the quarter ended June 30, 2003, compared to $7.0 million for the same period in 2002.

Impairment and plant closing charges for the quarter ended June 30, 2003 related to the closing of the Kendallville, Indiana plant in June 2003 were $0.5 million. A portion of the equipment from this facility is being relocated to the Durango, Mexico plant with the remainder being taken out of service. As a result, a fixed asset impairment charge of $0.4 million was recorded in the second quarter of 2003. Additional charges of $0.8 million are expected to be incurred related to the plant closing. These charges relate to shut-down expenditures including occupancy costs and are expected to be incurred over the next eighteen months. There was no such charge in 2002.

The income tax provision for the quarter ended June 30, 2003 was $0.1 million compared to a tax benefit of $0.6 million for the quarter ended June 30, 2002. A full valuation allowance was recorded in the fourth quarter of 2002. Accordingly, the $0.1 million tax provision in 2003 represents the provision for certain state and foreign income taxes only.


RESULTS OF OPERATIONS

                                                               SIX MONTHS
                                                              ENDED JUNE 30,
                                                              --------------
                                                            2003          2002
                                                            ----          ----
                                                              (In thousands)
Net sales ..........................................      $191,424      $208,022
Operating expenses:
  Cost of goods sold ...............................       155,999       164,721
  Selling, general and administrative expenses .....        14,007        16,870
  Depreciation and amortization ....................        13,686        13,853
  Impairment and plant closing charges .............           520            --
                                                          --------      --------
Operating income ...................................      $  7,212      $ 12,578
                                                          ========      ========


SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

Net sales were $191.4 million and $208.0 million for the six months ended June 30, 2003 and 2002, respectively. Sales for the six months ended June 30, 2003 were $16.6 million, or 8.0%, below comparable 2002 levels primarily from lower second quarter sales to customers supplying the automotive and appliance industries, partially offset by a slight increase in the average cost and selling price of copper. The average price of copper based upon COMEX increased to $0.75 per pound for the six months ended June 30, 2003 from $0.73 per pound for the six months ended June 30, 2002.

Cost of goods sold as a percentage of sales increased to 81.5% for the six ended June 30, 2003, from 79.2% for the same period in 2002. This change was primarily due to competitive pricing pressures and second quarter operational inefficiencies from lower production levels and increased compound material costs.

Selling, general and administrative expenses were $14.0 million for the six months ended June 30, 2003, compared to $16.9 million for the same period in 2002. This decrease of $2.9 million was the result of continued cost reductions including headcount reductions, bad debt provisions and reduced accruals for personnel related costs. These expenses, as a percent of net sales, decreased from 8.1% for the six months ended June 30, 2002 to 7.3% for the six months ended June 30, 2003.

Depreciation and amortization was $13.7 million for the six months ended June 30, 2003, compared to $13.9 million for the same period in 2002.

Impairment and plant closing charges for the six months ended June 30, 2003 related to the closing of the Kendallville, Indiana plant in June 2003 were $0.5 million. A portion of the equipment from this facility is being relocated to the Durango, Mexico plant with the remainder being taken out of service. As a result, a fixed asset impairment charge of $0.4 million was recorded in the second quarter of 2003. Additional charges of $0.8 million are expected to be incurred related to the plant closing. These charges relate to shut-down expenditures including occupancy costs and are expected to be incurred over the next eighteen months. There was no such charge in 2002.

The income tax provision for the six months ended June 30, 2003 was $0.2 million compared to a tax benefit of $3.4 million for the six months ended June 30, 2002. A full valuation allowance was recorded in the fourth quarter of 2002. Accordingly, the $0.2 million tax provision in 2003 represents the provision for certain state and foreign income taxes only.

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

Working Capital and Cash Flows

Net cash provided by continuing operations was $5.1 million for the six months ended June 30, 2003, compared to net cash used in continuing operations of $3.1 million for the six months ended June 30, 2002. The increase was primarily the result of lower working capital requirements for accounts receivable and inventory.

Net cash used in investing activities for capital expenditures was $5.5 million for the six months ended June 30, 2003, compared to $5.9 million for the six months ended June 30, 2002. The decrease primarily related to lower machinery and equipment upgrade expenditures.

Net cash provided by financing activities was $40.4 million for the six months ended June 30, 2003, compared to $6.5 million for the six months ended June 30, 2002. The increase was the net result of the issuance of $82.0 million principal amount of 10.375% Senior Secured Notes as described below.

Financing Arrangements

The Company issued $82.0 million principal amount of 10.375% Senior Secured Notes (the "Senior Secured Notes") due February 28, 2005 at a price of 96.061% under an indenture dated May 30, 2003. Net proceeds from the issuance of approximately $75.2 million, after deducting discounts and expenses, were used:
(i) to repay in full the obligations under, and terminate, the Company's senior secured credit facility; (ii) to cash collateralize certain of the Company's letters of credit, including the letters of credit that were issued under the Company's senior secured credit facility and the letters of credit collateralizing two industrial revenue bonds related to the Company's acquisition of Camden Wire Co., Inc. in 1997; (iii) to pay interest on the Company's Senior Subordinated Notes and other indebtedness; and (iv) for general corporate purposes, including working capital.

The Company's obligations under the Senior Secured Notes are guaranteed on a senior secured basis by International Wire Holding Company, the Company's parent, and by all of the Company's domestic restricted subsidiaries. The Senior Secured Notes and the guarantees are secured by first priority mortgages and liens on substantially all of the Company's and the guarantors' existing and future domestic property and assets and a portion of the stock of the foreign subsidiaries. The Senior Secured Notes bear interest at a rate of 10.375% per annum, requiring a semi-annual interest payment on May 15 and November 15 of each year. Pursuant to the terms of the indenture under which the Senior Secured Notes were issued, the Company's ability to incur additional indebtedness, pay dividends, repurchase or redeem capital stock, make investments, create liens or enter into sale and leaseback transactions, dispose of assets, enter into transactions with affiliates, and to merge or consolidate with or into other persons is limited.

Pursuant to a registration rights agreement entered into in connection with this issuance of the Senior Secured Notes, the Company may elect, but is not obligated, to file an exchange offer registration statement or, under certain circumstances, a shelf registration statement in respect of the Senior Secured Notes. If the Company does not consummate an offer to exchange the Senior Secured Notes for substantially identical debt securities registered under the Securities Act by May 30, 2004 or fails to comply with certain other provisions of the registration rights agreement, the Company has agreed to pay additional interest to the holders of the Senior Secured Notes.

As of June 30, 2003 the Company has a restricted cash balance of $27.2 million which has been used to cash collateralize $26.7 million of letters of credit that were issued to various insurance companies for workers' compensation programs and certain trustees in respect of two issuances of Industrial Revenue Bonds ("IRBs"). The Company has notified such trustees in respect of the IRBs that the Company will not renew the current letters of credit, $9.0 million of which expire in July 2003 and $6.5 million of which expire in February 2004. As a result, pursuant to the terms of the IRBs the trustees will draw on the letters of credit and use such proceeds to refund the IRBs. Accordingly, the $15.5 million of IRBs and the related restricted cash balance of $15.7 million have been classified as current maturities of long-term obligations and current assets, respectively.

Liquidity

The principal raw material used in the Company's products is copper. The market price of copper is subject to significant fluctuations. Working capital needs change whenever the Company experiences a significant change in copper prices. A $0.10 per pound change in the price of copper changes the Company's working capital by approximately $2.9 million. The Company enters into contractual relationships with most of its customers to adjust its prices based upon the prevailing market prices on the COMEX. This approach is patterned after the Company's arrangement with its copper suppliers and is designed to remove the risk associated with fluctuating copper prices.

As of June 30, 2003, the Company had $39.9 million of unrestricted cash and cash equivalents and its working capital was $106.4 million.

We anticipate that our primary uses of cash for the next twelve months will be for working capital requirements, for capital expenditures, estimated at approximately $18.0 million, plant closing costs and discontinued operations, estimated at approximately $3.9 million, and for debt servicing, (excluding the IRB's to be repaid by drawings under letters of credit) estimated at approximately $45.6 million. The Company's primary sources of liquidity are cash on hand and cash flows from operations. The Company expects that these sources of cash will be sufficient to meet its requirements for working capital, capital expenditures and debt service over the next twelve months. These expectations, however, assume that the Company's working capital needs do not materially increase. Such assumption depends on a variety of factors including the general state of the domestic economy, the market price of copper, the Company's credit terms with its suppliers and the Company's relations with its customers. In the event that this assumption is incorrect and the Company's working capital needs materially increase, the Company may need to seek additional sources of liquidity through debt or equity financing.

The following table sets forth our contractual obligations at the end of June 2003 for the periods shown (dollars in millions):


                                          REMAINDER
CONTRACTUAL OBLIGATIONS       TOTAL        OF 2003      2004-2005   2006-2007   THEREAFTER
                            --------    -------------   ---------   ---------   ----------

Debt (1)                    $  402.5      $    9.0      $  393.5    $    0.0    $    0.0
Capital lease obligations        2.2           0.5           0.5         0.4         0.8
Operating leases                 5.6           1.0           2.0         0.9         1.7
                            --------      --------      --------    --------    --------
Total contractual cash
  obligations               $  410.3      $   10.5      $  396.0    $    1.3    $    2.5
                            ========      ========      ========    ========    ========

(1)  Debt obligations are exclusive of interest.

RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," ("VIEs"), an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to improve financial reporting of special purpose and other entities. In accordance with the interpretation, business enterprises that represent the primary beneficiary of another entity by retaining a controlling financial interest in that entity's assets, liabilities, and results of operating activities must consolidate the entity in their financial statements. Prior to the issuance of FIN 46, consolidation generally occurred when an enterprise controlled another entity through voting interests. Certain VIEs that are qualifying special purpose entities ("QSPEs") subject to the reporting requirements of SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," will not be required to be consolidated under the provisions of FIN 46. The consolidation provisions of FIN 46 apply to VIEs created or entered into after January 31, 2003, and for pre-existing VIEs in the first reporting period beginning after June 15, 2003. If applicable, transition rules allow the restatement of financial statements or prospective application with a cumulative effect adjustment. In addition, FIN 46 expands the disclosure requirements for the beneficiary of a significant or a majority of the variable interests to provide information regarding the nature, purpose and financial characteristics of the entities. Since the Company has no such VIES, the adoption of this statement is not expected to impact the Company's consolidated financial position and results of operations.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The statement requires that costs associated with exit or disposal activities must be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. Such costs include lease termination costs and certain employee severance costs associated with a restructuring, discontinued operation or other exit or disposal activity. This statement is effective for the Company's exit or disposal activities initiated after December 31, 2002 and the provisions of this statement are incorporated herein.

In April of 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 clarifies the definition of a derivative and amends the implementation guidance of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except for hedging relationships designated after June 30, 2003. The provisions of SFAS No. 149, which amend implementation guidance of SFAS No. 133, are effective for fiscal quarters that began prior to June 15, 2003. The Company adopted the provisions of SFAS No. 149 and determined that there is not a financial impact on the quarter ended June 30, 2003.

On May 15, 2003, the FASB issued Statement of Financial Accounting Standards No. 150, or SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS 150 represents the first phase of the FASB's project on liabilities and equity and requires financial instruments that meet the definitions in the statement to be classified as liabilities. SFAS 150 requires that mandatorily redeemable preferred stock be classified and accounted for as a liability. However, it excludes from its scope convertible instruments, which will be addressed in the second phase of the FASB" project. SFAS 150 is effective at the beginning of the first interim period beginning after June 15, 2003. Since the Company has no such financial instruments, the adoption of this statement will not have an effect on the Company's consolidated financial position and results of operations.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


In accordance with Item 305 of Regulation S-K, the Company provided quantitative and qualitative information about market risk in "Item 7a. Quantitative and Qualitative Disclosures About Market Risk" of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002.

On May 30, 2003, the Company terminated its senior secured credit facility thereby reducing the amount of the Company's long-term debt bearing interest at variable rates to $15.5 million. Given the current amount of long-term debt subject to variable interest rates, the Company does not believe that the associated interest rate risk is material and is not currently engaged in any hedging activities.

Except as described above, there have been no material changes to such information disclosed in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002.

ITEM 4.       CONTROLS AND PROCEDURES

         The Company's management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this quarterly report. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

         There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended June 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

Reference is made to item 9 in the Notes to Consolidated Financial Statements in
Item 1 of Part I of this Quarterly Report on Form 10-Q, which item is incorporated herein by reference.

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.       OTHER INFORMATION

None.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

           Exhibit
           Number     Description
           -------    -----------
             4.1      Indenture dated as of May 30, 2003, among International
                      Wire Group, Inc., International Wire Holding Company, IWG
                      Resources LLC, Wire Technologies, Inc., Omega Wire, Inc.,
                      International Wire Rome Operations, Inc., OWI Corporation
                      and Camden Wire Co., Inc., and Wells Fargo Bank Minnesota,
                      National Association.*
             4.2      Collateral Agreement dated as of May 30, 2003, among
                      International Wire Holding Company, International Wire
                      Group, Inc., the Subsidiary Parties identified therein,
                      and Wells Fargo Bank Minnesota, National Association.*
             4.3      Registration Rights Agreement dated as of May 30, 2003
                      among International Wire Group, Inc., International Wire
                      Holding Company, Camden Wire Co., Inc., IWG Resources LLC,
                      International Wire Rome Operations, Inc., OWI Corporation,
                      Omega Wire, Inc., Wire Technologies, Inc., and Credit
                      Suisse First Boston LLC.*
            31.1      Certification of Principal Executive Officer Required by
                      Rule 13a-14(a) of the Securities Exchange Act of 1934, as
                      amended.*
            31.2      Certification of Principal Financial Officer Required by
                      Rule 13a-14(a) of the Securities Exchange Act of 1934, as
                      amended.*
            32.1      Certification of Principal Executive Officer Required by
                      Rule 13a-14(b) of the Securities Exchange Act of 1934, as
                      amended, and 18 U.S.C. Section 1350, as adopted pursuant
                      to Section 906 of the Sarbanes-Oxley Act of 2002.*
            32.2      Certification of Principal Financial Officer Required by
                      Rule 13a-14(b) of the Securities Exchange Act of 1934, as
                      amended, and 18 U.S.C. Section 1350, as adopted pursuant
                      to Section 906 of the Sarbanes-Oxley Act of 2002.*

*     Filed herewith.

(b)      Reports on Form 8-K

On May 29, 2003, the Company filed a Current Report on Form 8-K announcing the pricing of its offering of $82 million principal amount of 10.375% senior secured notes due February 28, 2005.

                                   SIGNATURES





Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                            INTERNATIONAL WIRE GROUP, INC.



Dated:  August 14, 2003                     By:      /s/ GLENN J. HOLLER
                                                     -----------------------
                                            Name:    Glenn J. Holler
                                            Title:   Senior Vice President and
                                                     Chief Financial Officer
                                                     (Principal Financial and
                                                     Accounting Officer)

                                  EXHIBIT INDEX


 Exhibit
  Number    Description
 -------    -----------
   4.1      Indenture dated as of May 30, 2003, among International Wire Group,
            Inc., International Wire Holding Company, IWG Resources LLC, Wire
            Technologies, Inc., Omega Wire, Inc., International Wire Rome
            Operations, Inc., OWI Corporation and Camden Wire Co., Inc., and Wells
            Fargo Bank Minnesota, National Association.*
   4.2      Collateral Agreement dated as of May 30, 2003, among International Wire
            Holding Company, International Wire Group, Inc., the Subsidiary Parties
            identified therein, and Wells Fargo Bank Minnesota, National
            Association.*
   4.3      Registration Rights Agreement dated as of May 30, 2003 among
            International Wire Group, Inc., International Wire Holding Company,
            Camden Wire Co., Inc., IWG Resources LLC, International Wire Rome
            Operations, Inc., OWI Corporation, Omega Wire, Inc., Wire Technologies,
            Inc., and Credit Suisse First Boston LLC.*
  31.1      Certification of Principal Executive Officer Required by
            Rule 13a-14(a) of the Securities Exchange Act of 1934, as
            amended.*
  31.2      Certification of Principal Financial Officer Required by
            Rule 13a-14(a) of the Securities Exchange Act of 1934, as
            amended.*
  32.1      Certification of Principal Executive Officer Required by
            Rule 13a-14(b) of the Securities Exchange Act of 1934, as
            amended, and 18 U.S.C. Section 1350, as adopted pursuant
            to Section 906 of the Sarbanes-Oxley Act of 2002.*
  32.2      Certification of Principal Financial Officer Required by
            Rule 13a-14(b) of the Securities Exchange Act of 1934, as
            amended, and 18 U.S.C. Section 1350, as adopted pursuant
            to Section 906 of the Sarbanes-Oxley Act of 2002.*

* FILED HEREWITH.