Form 10-Q
period 2003-09-30
INTERNATIONAL WIRE GROUP INC
filed 2003-11-14
CIK 947429

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 2003

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

                         INTERNATIONAL WIRE GROUP, INC.

                                      INDEX

                                                                                                        Page
                                                                                                        ----
PART I  - FINANCIAL INFORMATION

      Item 1. Financial Statements:
          Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002 ................      3
          Consolidated Statements of Operations for the three and nine months ended
             September 30, 2003 and 2002 ............................................................      4
          Consolidated Statements of Cash Flows for the nine months ended
             September 30, 2003 and 2002 ............................................................      5
          Notes to Consolidated Financial Statements ................................................      6
      Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations      18
      Item 3.  Quantitative and Qualitative Disclosures About Market Risk ...........................     24
      Item 4.  Controls and Procedures ..............................................................     25

PART II - OTHER INFORMATION

      Item 1.  Legal Proceedings ....................................................................     26
      Item 2.  Changes in Securities and Use of Proceeds ............................................     26
      Item 3.  Defaults Upon Senior Securities ......................................................     26
      Item 4.  Submission of Matters to a Vote of Security Holders ..................................     26
      Item 5.  Other Information ....................................................................     26
      Item 6.  Exhibits and Reports on Form 8-K .....................................................     26

SIGNATURES ..........................................................................................     27

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         INTERNATIONAL WIRE GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                             SEPTEMBER 30,    DECEMBER 31,
                                                                 2003             2002
                                                             -------------    -------------
                                                             (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents ..............................   $      43,283    $       2,546
  Accounts receivable, less allowance of $7,208 and $7,080          63,155           58,690
  Inventories ............................................          52,697           61,044
  Restricted cash ........................................           6,677               --
  Prepaid expenses and other .............................           9,485           10,880
                                                             -------------    -------------
    Total current assets .................................         175,297          133,160
Property, plant and equipment, net .......................         118,639          126,486
Goodwill .................................................          89,390           89,390
Other intangible assets ..................................           4,290            5,028
Deferred financing costs, net ............................           4,588            4,800
Restricted cash ..........................................          11,598               --
Other assets .............................................           6,618            4,646
                                                             -------------    -------------
    Total assets .........................................   $     410,420    $     363,510
                                                             =============    =============

LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
  Current maturities of long-term obligations ............   $       7,301    $      10,133
  Accounts payable .......................................          23,523           23,776
  Accrued and other liabilities ..........................          20,592           12,313
  Accrued payroll and payroll related items ..............           1,253            3,220
  Customers' deposits ....................................          11,040           14,416
  Accrued interest .......................................          15,007            3,003
                                                             -------------    -------------
    Total current liabilities ............................          78,716           66,861
Long-term obligations, less current maturities ...........         389,132          325,388
Other long-term liabilities ..............................          22,676           23,614
                                                             -------------    -------------
    Total liabilities ....................................         490,524          415,863
Stockholder's deficit:
  Common stock, $.01 par value, 1,000 shares
    authorized, issued and outstanding ...................               0                0
  Contributed capital ....................................         236,331          236,331
  Carryover of predecessor basis .........................         (67,762)         (67,762)
  Accumulated deficit ....................................        (250,496)        (220,791)
  Accumulated other comprehensive income (loss) ..........           1,823             (131)
                                                             -------------    -------------
    Total stockholder's deficit ..........................         (80,104)         (52,353)
                                                             -------------    -------------
    Total liabilities and stockholder's deficit ..........   $     410,420    $     363,510
                                                             =============    =============

        See accompanying notes to the consolidated financial statements.

                         INTERNATIONAL WIRE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (Unaudited)

                                                       THREE MONTHS              NINE MONTHS
                                                    ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                                  ----------------------    ----------------------
                                                    2003         2002         2003         2002
                                                  ---------    ---------    ---------    ---------
Net sales .....................................   $  94,080    $  99,635    $ 285,504    $ 307,657
Operating expenses:
  Cost of goods sold ..........................      76,999       79,571      232,998      244,292
  Selling, general and administrative expenses        8,109        7,993       22,116       24,863
  Depreciation ................................       5,412        6,294       17,307       18,660
  Amortization ................................         928          821        2,719        2,308
  Reorganization expense ......................         480           --          480           --
  Impairment and plant closing charges ........         294           --          814           --
                                                  ---------    ---------    ---------    ---------
Operating income ..............................       1,858        4,956        9,070       17,534
Other income (expense):
  Interest expense ............................     (11,243)      (9,167)     (30,138)     (27,221)
  Amortization of deferred financing costs ....        (748)        (534)      (4,098)      (1,602)
  Other, net ..................................          63           17          135           17
                                                  ---------    ---------    ---------    ---------
Loss from continuing operations before
  income tax provision (benefit) and  change in
  accounting principle ........................     (10,070)      (4,728)     (25,031)     (11,272)
Income tax provision (benefit) ................         (14)      (3,046)         174       (6,489)
                                                  ---------    ---------    ---------    ---------
Loss from continuing operations before
  change in accounting principle ..............     (10,056)      (1,682)     (25,205)      (4,783)
Loss from discontinued operations .............      (1,500)          --       (4,500)          --
                                                  ---------    ---------    ---------    ---------
Loss before change in accounting principle ....     (11,556)      (1,682)     (29,705)      (4,783)
Change in accounting for goodwill, net of
  $19,408 tax benefit .........................          --           --           --      (54,504)
                                                  ---------    ---------    ---------    ---------
Net loss ......................................   $ (11,556)   $  (1,682)   $ (29,705)   $ (59,287)
                                                  =========    =========    =========    =========

        See accompanying notes to the consolidated financial statements.

                         INTERNATIONAL WIRE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (Unaudited)

                                                                    NINE MONTHS
                                                                 ENDED SEPTEMBER 30,
                                                                --------------------
                                                                2003        2002
                                                                --------    --------
Cash flows provided by (used in)operating activities:
 Net loss ...................................................   $(29,705)   $(59,287)
 Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
  Depreciation ..............................................     17,307      18,660
  Amortization ..............................................      2,719       2,308
  Amortization of deferred financing costs ..................      4,098       1,602
  Deferred income taxes .....................................         --      (3,749)
  Provision for doubtful accounts ...........................        542       1,840
  Change in accounting for goodwill .........................         --      54,504
  Discontinued operations ...................................      4,500          --
  Fixed asset impairment ....................................        469          --
  Change in assets and liabilities:
   Accounts receivable ......................................     (4,046)     (7,085)
   Inventories ..............................................      8,904      (1,865)
   Prepaid expenses and other ...............................     (1,063)     (2,538)
   Accounts payable .........................................       (636)      6,630
   Accrued and other liabilities ............................      5,630      (3,711)
   Accrued payroll and payroll related items ................     (1,967)        380
   Customers' deposits ......................................     (3,376)        (31)
   Accrued interest .........................................     11,104       7,686
   Other long-term liabilities ..............................       (955)       (575)
                                                                --------    --------
     Net cash provided by continuing operations .............     13,525      14,769
  Net cash used in discontinued operations ..................     (3,625)     (2,559)
                                                                --------    --------
          Net cash provided by operating activities .........      9,900      12,210
                                                                --------    --------
Cash flows used in investing activities:
   Capital expenditures by continuing operations ............     (9,295)     (8,706)
                                                                --------    --------
          Net cash used in investing activities .............     (9,295)     (8,706)
                                                                --------    --------
Cash flows provided by (used in) financing activities:
   Borrowings of long-term obligations ......................     78,770          --
   Repayment of borrowings ..................................    (16,958)     (1,139)
   Restricted cash ..........................................    (18,275)         --
   Financing fees ...........................................     (3,886)         --
                                                                --------    --------
          Net cash provided by (used in) financing activities     39,651      (1,139)
                                                                --------    --------
Effects of exchange rate changes on cash and cash equivalents        481         356
                                                                --------    --------
          Net change in cash and cash equivalents ...........     40,737       2,721
Cash and cash equivalents at beginning of the period ........      2,546       8,017
                                                                --------    --------
Cash and cash equivalents at end of the period ..............   $ 43,283    $ 10,738
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

                         INTERNATIONAL WIRE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (Unaudited)

1.       BASIS OF PRESENTATION

         Unaudited Interim Consolidated Financial Statements

         The unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of International Wire Group, Inc. (the "Company"). The results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for a full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002.

         Recently Issued Accounting Standards

         In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," ("VIEs"), an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to improve financial reporting of special purpose and other entities. In accordance with the interpretation, business enterprises that represent the primary beneficiary of another entity by retaining a controlling financial interest in that entity's assets, liabilities, and results of operating activities must consolidate the entity in their financial statements. Prior to the issuance of FIN 46, consolidation generally occurred when an enterprise controlled another entity through voting interests. Certain VIEs that are qualifying special purpose entities ("QSPEs") subject to the reporting requirements of SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," will not be required to be consolidated under the provisions of FIN 46. The consolidation provisions of FIN 46 apply to VIEs created or entered into after January 31, 2003, and for pre-existing VIEs in the first reporting period beginning after June 15, 2003. If applicable, transition rules allow the restatement of financial statements or prospective application with a cumulative effect adjustment. In addition, FIN 46 expands the disclosure requirements for the beneficiary of a significant or a majority of the variable interests to provide information regarding the nature, purpose and financial characteristics of the entities. Since the Company has no such VIEs, the adoption of this statement did not impact the Company's consolidated financial position and results of operations.

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

         In April of 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 clarifies the definition of a derivative and amends the implementation guidance of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except for hedging relationships designated after June 30, 2003. The provisions of SFAS No. 149, which amend implementation guidance of SFAS No. 133, are effective for fiscal quarters that began prior to June 15, 2003. The Company adopted the provisions of SFAS No. 149 and determined that there is not a financial impact on the quarter ended September 30, 2003.

                         INTERNATIONAL WIRE GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

         On May 15, 2003, the FASB issued Statement of Financial Accounting Standards No. 150, or SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS 150 represents the first phase of the FASB's project on liabilities and equity and requires financial instruments that meet the definitions in the statement to be classified as liabilities. SFAS 150 requires that mandatorily redeemable preferred stock be classified and accounted for as a liability. However, it excludes from its scope convertible instruments, which will be addressed in the second phase of the FASB project. SFAS 150 is effective at the beginning of the first interim period beginning after June 15, 2003. Since the Company has no such financial instruments, the adoption of this statement did not have an effect on the Company's consolidated financial position and results of operations.

2.       STOCK OPTION PLANS

         As allowed under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized as options are issued at exercise prices equal to the market value at date of grant. Had compensation cost for the respective option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, the Company's net loss for the nine months ended September 30, 2003 and 2002, would approximate the following:

                                                                 NINE MONTHS
                                                             ENDED SEPTEMBER 30,
                                                             --------------------
                                                               2003        2002
                                                             --------    --------
PRO FORMA NET LOSS:
Reported net loss                                            $(29,705)   $(59,287)
Add: Stock-based employee compensation expense
         included in reported income, net of related
         tax effects .....................................         --          --
Less: Total stock-based employee compensation expense
         determined under fair value based methods for all
         awards, net of  related tax effects .............        (47)        (32)
                                                             --------    --------
Pro forma net loss .......................................   $(29,752)   $(59,319)
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

         The Company adopted SFAS No. 142 as of January 1, 2002. Accordingly, the Company stopped the amortization of goodwill effective January 1, 2002.

                         INTERNATIONAL WIRE GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

         In completing the impairment test required under SFAS No. 142, the Company determined the estimated fair value of its various reporting units and compared that amount to their respective carrying values. Based on this calculation, the Company determined that an impairment existed primarily related to insulated wire operations obtained through the acquisition of Wirekraft Industries, Inc. in 1992 and the acquisition of a group of affiliated companies collectively referred to as Dekko Wire Technology Group in 1996. To determine the amount of the impairment, the Company calculated the "implied fair value" of goodwill for each impaired reporting unit in the same manner as the amount of goodwill recognized in a business combination is determined. The Company then recognized a goodwill impairment charge in the amount of $54,504, net of tax benefit of $19,408, in the first quarter of 2002, representing the excess carrying amount of goodwill over the "implied fair value" of goodwill for the impaired reporting units. In the fourth quarter of 2002, an additional impairment of $24,355 was recorded as a result of a further decline in the fair value of these reporting units. There was no such impairment in 2003.

4.       IMPAIRMENT AND PLANT CLOSING CHARGES

         Impairment and plant closing charges for the nine months ended September 30, 2003 related to the closing of the Kendallville, Indiana plant in June 2003 and other previously closed plants were $814. A portion of the equipment from these facilities is being relocated to the Durango, Mexico plant with the remainder being taken out of service. As a result, a fixed asset impairment charge of $469 was recorded in the second quarter of 2003. Additional charges of $679 are expected to be incurred related to the plant closings. These charges relate to shut-down expenditures including occupancy costs and are expected to be incurred over the next twelve months.

         A summary of activity related to plant closings is as follows:

                                                         INSULATED
                                                           WIRE       BARE WIRE
                                            CORPORATE    PRODUCTS     PRODUCTS     CONSOLIDATED
                                            ---------    ---------    ---------    ------------
NINE MONTHS ENDED SEPTEMBER 30,
2003

Balance, beginning of period ...........     $   480      $   537      $   219       $ 1,236
Charges to operations:
      Facility shut-down costs .........          --           61           53           114
      Personnel and severance costs ....          --          231           --           231
                                             -------      -------      -------       -------
                                                  --          292           53           345
                                             -------      -------      -------       -------
Cash payments:
      Facility shut-down costs .........         (42)        (281)        (269)         (592)
      Personnel and severance costs ....        (137)        (434)          (3)         (574)
                                             -------      -------      -------       -------
                                                (179)        (715)        (272)       (1,166)
                                             -------      -------      -------       -------
Balance, end of period .................     $   301      $   114      $    --       $   415
                                             =======      =======      =======       =======

                                                         INSULATED
                                                           WIRE       BARE WIRE
                                            CORPORATE    PRODUCTS     PRODUCTS     CONSOLIDATED
                                            ---------    ---------    ---------    ------------
NINE MONTHS ENDED SEPTEMBER 30,
2002

Balance, beginning of period ...........     $ 1,920      $ 1,240      $ 1,368       $ 4,528
Charges to operations:
      Facility shut-down costs .........          --           --           --            --
      Personnel and severance costs ....          --           --           --            --
                                             -------      -------      -------       -------
                                                  --           --           --            --
                                             -------      -------      -------       -------
Cash payments:
      Facility shut-down costs .........         (52)        (306)        (874)       (1,232)

      Personnel and severance costs ....      (1,173)        (289)         (73)       (1,535)
                                             -------      -------      -------       -------
                                              (1,225)        (595)        (947)       (2,767)
                                             -------      -------      -------       -------
Balance, end of period .................     $   695      $   645      $   421       $ 1,761
                                             =======      =======      =======       =======

5.       FINANCIAL ADVISOR AND REORGANIZATION EXPENSE

         We have experienced a significant downturn in the industrial/energy and electronics/data communications markets and increased competitive pricing pressures in the automotive market that began in 2001 and has continued through September 30, 2003. The economic downturn and competitive pricing pressures in the aforementioned markets have resulted in lower sales and weaker cash flows than we originally expected. Our liquidity also has been negatively impacted as a result of costs incurred in connection with the prosecution of the AIG Litigation (described in Note 10) and the settlement of claims related to the insurance coverage in question in the AIG Litigation. As a result of our liquidity position and our capital structure, we have recently experienced reductions in our credit terms with our suppliers which we anticipate will further reduce our available working capital beginning in the fourth quarter of 2003.

         In light of those developments, we have retained Rothschild Inc., as independent financial advisor, to evaluate recapitalization alternatives that would reduce our debt and strengthen our balance sheet. During the three and nine months ended September 30, 2003, $480 was incurred for professional fees related to the retention of our financial advisor.

6.       INVENTORIES

         The composition of inventories is as follows:

                           SEPTEMBER 30,    DECEMBER 31,
                               2003             2002
                           -------------    ------------
Raw materials .........      $  11,245        $ 15,051
Work-in-process .......         18,409          22,561
Finished goods ........         23,043          23,432
                             ---------        --------
 Total                       $  52,697        $ 61,044
                             =========        ========

         The carrying value of inventories on a last-in, first-out basis, at September 30, 2003 and December 31, 2002, approximates their current cost.

7.       LONG-TERM OBLIGATIONS

         The composition of long-term obligations at September 30, 2003 and December 31, 2002 is as follows:

                                                   SEPTEMBER 30,    DECEMBER 31,
                                                       2003             2002
                                                   -------------    -------------
Second Amended and Restated Credit Agreement ...   $          --    $       6,995
Senior Secured Notes ...........................          82,000               --
Senior Secured Notes Discount ..................          (2,670)              --
Senior Subordinated Notes ......................         150,000          150,000
Series B Senior Subordinated Notes .............         150,000          150,000
Series B Senior Subordinated Notes Premium .....           3,669            5,129
Industrial Revenue Bonds .......................           6,500           15,500
Other ..........................................           6,934            7,897
                                                   -------------    -------------
                                                         396,433          335,521
Less, current maturities .......................           7,301           10,133
                                                   -------------    -------------
                                                   $     389,132    $     325,388
                                                   =============    =============

         The schedule of principal payments for long-term obligations, excluding premium and discount, at September 30, 2003 is as follows:

2003 ..........   $    211
2004 ..........      6,836
2005 ..........    387,137
2006 ..........        151
2007 ..........        187
Thereafter ....        912
                  --------
  Total           $395,434
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

         Pursuant to a registration rights agreement entered into in connection with this issuance of the Senior Secured Notes, the Company may elect, but is not obligated, to file an exchange offer registration statement or, under certain circumstances, a shelf registration statement in respect of the Senior Secured Notes. If the Company does not consummate an offer to exchange the Senior Secured Notes for substantially identical debt securities registered under the Securities Exchange Act of 1934 by May 30, 2004 or fails to comply with certain other provisions of the registration rights agreement, the Company has agreed to pay additional interest to the holders of the Senior Secured Notes.

         In July 2003, the trustees of an Industrial Revenue Bond ("IRB") drew on a letter of credit in the amount of $9,000 to refund the related IRB. As a result, the Company's restricted cash balance, a portion of which had been used to cash collateralize the letter of credit, was reduced by $9,004. As of September 30, 2003 the Company has a restricted cash balance of $18,275 which is being used to cash collateralize $11,199 of letters of credit that were issued to various insurance companies for workers' compensation programs and a $6,595 letter of credit that was issued to certain trustees in respect of one issuance of an IRB. The Company has notified the trustees in respect of the IRB that the Company will not renew the current letter of credit of $6,595 which expires in February 2004. As a result, pursuant to the terms of the IRB, the trustees will draw on the letter of credit and use such proceeds to refund the IRB. Accordingly, the IRB of $6,500 and the related restricted cash balance of $6,677 has been classified as a current maturity of long-term obligations and a current asset, respectively.

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

         The Senior Subordinated Notes are fully and unconditionally (as well as jointly and severally) guaranteed on an unsecured, senior subordinated basis by each subsidiary of the Company (the "Guarantor Subsidiaries") other than the Company's foreign subsidiaries, (which include IWG-Philippines, Inc., IWG International, Inc., Italtrecce-Societa Italiana Trecce & Affini S.r.l., International Wire SAS, International Wire Group SAS, Tresse Metallique J. Forissier, S.A., Cablerie E. Charbonnet, S.A., IWG Services Co., S de RL de CV, IWG Durango, S de RL de CV (the "Non-Guarantor Subsidiaries")). Each of the Guarantor Subsidiaries and Non-Guarantor Subsidiaries is wholly owned by the Company.

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

8.       BUSINESS SEGMENT INFORMATION

         The Company conducts its operations through one business segment.

9.       RELATED PARTY TRANSACTIONS

         In connection with the sale of the Company's former wire harness business to Viasystems International, Inc. ("Viasystems"), the Company entered into an agreement to supply substantially all of their insulated wire requirements through December 2003 (which has been extended to December 2005). At the time of the sale, the Company and Viasystems were commonly controlled by affiliates of Hicks, Muse, Tate & Furst Incorporated. The Company had sales to Viasystems of $8,302 and $8,907 for the three months ended September 30, 2003 and 2002 and $23,920 and $27,743 for the nine months ended September 30, 2003 and 2002, respectively. The outstanding trade receivables were $7,602 and $6,990 at September 30, 2003 and December 31, 2002, respectively.

         In September 2002, the Company began selling a portion of its production scrap to Prime Materials Recovery, Inc. ("Prime"). Prime is a closely held company and its majority shareholder, chairman and a director is the President and Chief Operating Officer of the Company. In addition, the Vice President - Finance of the Company holds a minority ownership interest and is a director. The Company had sales to Prime of $2,663 and $318 for three months ended September 30, 2003 and 2002 and $8,075 and $318 for the nine months ended September 30, 2003 and 2002, respectively. The outstanding trade receivables were $373 and $72 at September 30, 2003 and December 31, 2002, respectively. Sales to Prime were made under arms-length prices and terms comparable to those of other companies in the industry.

10.      DISCONTINUED OPERATIONS AND LITIGATION

         In July 2003, a ruling was rendered in the Circuit Court of Cook County, Chancery Division (Case No., 02CH2470) located in Chicago, Illinois, in the matter referred to as the "AIG Litigation." The trial court ruled in favor of the Company and ruled that National Union/AIG is obligated to defend and indemnify and otherwise provide insurance coverage to the Company and various original equipment manufacturers for certain claims and damages related to certain water inlet hoses supplied by and through the Company pursuant to two $25,000 excess insurance policies issued to the Company by National Union.

         Reimbursement for attorney fees and expenses was also awarded to the Company. National Union/AIG has filed for an appeal of the decision.

         In the quarter ended June 30, 2003, the Company recorded a receivable of $2,429 in respect of settlements that were previously paid by the Company and which are covered under the National Union/AIG insurance policies. Additionally, the Company recorded a $3,000 charge to discontinued operations for the three months ended June 30, 2003. This charge reflects the expected litigation expenses as well as potential settlement payments related to additional uninsured water inlet hose claims. No amounts have been recorded for the potential recovery of attorney fees. In the quarter ended September 30, 2003, the Company recorded an additional charge of $1,500 for expected litigation expenses as well as potential settlement payments for water inlet hose claims. These charges have been recorded through discontinued operations.

11.      RECENT EVENTS

         On October 23, 2003, we entered into a ten-year supply agreement with General Cable to supply certain bare wire products. Such supply contract related to a substantial amount of the volume which is currently being produced by General Cable's Taunton, Massachusetts facility which is scheduled to close within the next few months.

12.      GUARANTOR SUBSIDIARIES

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

                         INTERNATIONAL WIRE GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

                                                                                          TOTAL
                                                                            TOTAL          NON-
                                                            COMPANY       GUARANTOR      GUARANTOR     ELIMINATIONS      TOTAL
                                                          ------------------------------------------------------------------------
BALANCE SHEET
    AS OF SEPTEMBER 30, 2003

ASSETS

    Cash ..............................................   $         --   $     41,154   $      2,129   $         --   $     43,283
    Accounts receivable ...............................             --         47,982         15,173             --         63,155
    Inventories .......................................             --         41,397         11,300             --         52,697
    Restricted cash ...................................             --          6,677             --             --          6,677
    Other current assets ..............................             --          8,463          1,022             --          9,485
                                                          ------------   ------------   ------------   ------------   ------------
             Total current assets .....................             --        145,673         29,624             --        175,297
    Property, plant and equipment, net ................             --         89,676         28,963             --        118,639
    Investment in subsidiaries ........................        315,487             --             --       (315,487)            --
    Intangible and other assets .......................         19,757         92,486          4,241             --        116,484
                                                          ------------   ------------   ------------   ------------   ------------
          Total assets ................................   $    335,244   $    327,835   $     62,828   $   (315,487)  $    410,420
                                                          ============   ============   ============   ============   ============
LIABILITIES AND STOCKHOLDER'S
EQUITY (DEFICIT)

    Current liabilities ...............................   $     15,302   $     54,777   $      8,637   $         --   $     78,716
    Long-term obligations, less current
        maturities ....................................        387,704          1,428             --             --        389,132
    Other long-term liabilities .......................             --         21,967            709             --         22,676
    Intercompany (receivable) payable .................        (53,597)        23,629         29,968             --             --
                                                          ------------   ------------   ------------   ------------   ------------
             Total liabilities ........................        349,409        101,801         39,314             --        490,524
                                                          ------------   ------------   ------------   ------------   ------------
    Stockholder's equity (deficit):
       Common stock ...................................              0              0              0              0              0
       Contributed capital ............................        236,331        297,105         11,888       (308,993)       236,331
       Carryover of predecessor basis .................             --        (67,762)            --             --        (67,762)
       Retained earnings (accumulated deficit) ........       (250,496)        (3,309)         9,803         (6,494)      (250,496)
       Accumulated other comprehensive
         income .......................................             --             --          1,823             --          1,823
                                                          ------------   ------------   ------------   ------------   ------------
    Total stockholder's equity (deficit) ..............        (14,165)       226,034         23,514       (315,487)       (80,104)
                                                          ------------   ------------   ------------   ------------   ------------
              Total liabilities and stockholder's
                 equity (deficit) .....................   $    335,244   $    327,835   $     62,828   $   (315,487)  $    410,420
                                                          ============   ============   ============   ============   ============

                         INTERNATIONAL WIRE GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

                                                                                          TOTAL
                                                                            TOTAL          NON-
                                                            COMPANY       GUARANTOR      GUARANTOR     ELIMINATIONS      TOTAL
                                                          ------------------------------------------------------------------------
BALANCE SHEET
    AS OF DECEMBER 31, 2002

ASSETS

    Cash ..............................................   $         --   $        846   $      1,700   $         --   $      2,546
    Accounts receivable ...............................             --         41,034         17,656             --         58,690
    Inventories .......................................             --         50,288         10,756             --         61,044
    Other current assets ..............................             --          9,635          1,245             --         10,880
                                                          ------------   ------------   ------------   ------------   ------------
             Total current assets .....................             --        101,803         31,357             --        133,160
    Property, plant and equipment, net ................             --         95,836         30,650             --        126,486
    Investment in subsidiaries ........................        339,887             --             --       (339,887)            --
    Intangible and other assets .......................          6,373         93,037          4,454             --        103,864
                                                          ------------   ------------   ------------   ------------   ------------
          Total assets ................................   $    346,260   $    290,676   $     66,461   $   (339,887)  $    363,510
                                                          ============   ============   ============   ============   ============
LIABILITIES AND STOCKHOLDER'S
EQUITY (DEFICIT)

    Current liabilities ...............................   $     11,947   $     46,851   $      8,063   $         --   $     66,861
    Long-term obligations, less current
        maturities ....................................        308,157         17,231             --             --        325,388
    Other long-term liabilities .......................             --         22,767            847             --         23,614
    Intercompany (receivable) payable .................         10,616        (49,209)        38,593             --             --
                                                          ------------   ------------   ------------   ------------   ------------
             Total liabilities ........................        330,720         37,640         47,503             --        415,863
                                                          ------------   ------------   ------------   ------------   ------------
    Stockholder's equity (deficit):
       Common stock ...................................              0              0              0              0              0
       Contributed capital ............................        236,331        297,105         11,888       (308,993)       236,331
       Carryover of predecessor basis .................             --        (67,762)            --             --        (67,762)
       Retained earnings (accumulated deficit) ........       (220,791)        23,693          7,201        (30,894)      (220,791)
       Accumulated other comprehensive
             loss .....................................             --             --           (131)            --           (131)
                                                          ------------   ------------   ------------   ------------   ------------
    Total stockholder's equity (deficit) ..............         15,540        253,036         18,958       (339,887)       (52,353)
                                                          ------------   ------------   ------------   ------------   ------------
               Total liabilities and stockholder's
                  equity (deficit) ....................   $    346,260   $    290,676   $     66,461   $   (339,887)  $    363,510
                                                          ============   ============   ============   ============   ============

                         INTERNATIONAL WIRE GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

                                                                                          TOTAL
                                                                            TOTAL          NON-
                                                            COMPANY       GUARANTOR      GUARANTOR     ELIMINATIONS      TOTAL
                                                          ------------------------------------------------------------------------
STATEMENT OF OPERATIONS
  FOR THE THREE MONTHS ENDED
  SEPTEMBER  30, 2003

Net sales .............................................   $         --   $     74,241   $     19,839   $         --   $     94,080
Operating expenses:
     Cost of goods sold ...............................             --         60,839         16,160             --         76,999
     Selling, general and administrative expenses .....          1,048          5,798          1,263             --          8,109
     Depreciation and amortization ....................            168          5,066          1,106             --          6,340
     Reorganization expense ...........................            480             --             --             --            480
     Impairment and plant closing charges .............             --            294             --             --            294
                                                          ------------   ------------   ------------   ------------   ------------
Operating income (loss) ...............................         (1,696)         2,244          1,310             --          1,858
Other income (expense):
     Interest expense .................................         (2,001)        (8,788)          (454)            --        (11,243)
     Amortization of deferred financing costs .........           (748)            --             --             --           (748)
     Equity in net income (loss) of subsidiaries ......         (8,114)            --             --          8,114             --
     Other, net .......................................          1,003         (1,005)            65             --             63
                                                          ------------   ------------   ------------   ------------   ------------
Income (loss) from continuing operations
  before tax benefit ..................................        (11,556)        (7,549)           921          8,114        (10,070)
Income tax benefit ....................................             --             (1)           (13)            --            (14)
                                                          ------------   ------------   ------------   ------------   ------------
Income (loss) from continuing operations ..............        (11,556)        (7,548)           934          8,114        (10,056)
Loss from discontinued operations .....................             --         (1,500)            --             --         (1,500)
                                                          ------------   ------------   ------------   ------------   ------------
Net income (loss) .....................................   $    (11,556)  $     (9,048)  $        934   $      8,114   $    (11,556)
                                                          ============   ============   ============   ============   ============

                                                                                          TOTAL
                                                                            TOTAL          NON-
                                                            COMPANY       GUARANTOR      GUARANTOR     ELIMINATIONS      TOTAL
                                                          ------------------------------------------------------------------------
STATEMENT OF OPERATIONS
  FOR THE THREE MONTHS ENDED
  SEPTEMBER 30, 2002

Net sales .............................................   $         --   $     83,410   $     16,225   $         --   $     99,635
Operating expenses:
     Cost of goods sold ...............................             --         66,963         12,608             --         79,571
     Selling, general and administrative expenses .....             --          7,056            937             --          7,993
     Depreciation and amortization ....................            174          5,999            942             --          7,115
                                                          ------------   ------------   ------------   ------------   ------------
Operating income (loss) ...............................           (174)         3,392          1,738             --          4,956
Other income (expense):
     Interest income (expense) ........................             35         (8,877)          (325)            --         (9,167)
     Amortization of deferred financing costs .........           (534)            --             --             --           (534)
     Equity in net income (loss) of subsidiaries ......         (1,009)            --             --          1,009             --
     Other, net .......................................             --             --             17             --             17
                                                          ------------   ------------   ------------   ------------   ------------
Income (loss) before tax provision
  (benefit) ...........................................         (1,682)        (5,485)         1,430          1,009         (4,728)
Income tax provision (benefit) ........................             --         (3,175)           129             --         (3,046)
                                                          ------------   ------------   ------------   ------------   ------------
Net income (loss) .....................................   $     (1,682)  $     (2,310)  $      1,301   $      1,009   $     (1,682)
                                                          ============   ============   ============   ============   ============

                         INTERNATIONAL WIRE GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

                                                                                          TOTAL
                                                                            TOTAL          NON-
                                                            COMPANY       GUARANTOR      GUARANTOR     ELIMINATIONS      TOTAL
                                                          ------------------------------------------------------------------------
STATEMENT OF OPERATIONS
  FOR THE NINE MONTHS ENDED
  SEPTEMBER  30, 2003

Net sales .............................................   $         --   $    227,677   $     57,827   $         --   $    285,504
Operating expenses:
     Cost of goods sold ...............................             --        186,299         46,699             --        232,998
     Selling, general and administrative expenses .....          1,048         17,313          3,755             --         22,116
     Depreciation and amortization ....................            507         16,112          3,407             --         20,026
     Reorganization expense ...........................            480             --             --             --            480
     Impairment and plant closing charges .............             --            814             --             --            814
                                                          ------------   ------------   ------------   ------------   ------------
Operating income (loss) ...............................         (2,035)         7,139          3,966             --          9,070
Other income (expense):
     Interest income (expense) ........................         (2,369)       (26,444)        (1,325)            --        (30,138)
     Amortization of deferred financing costs .........         (4,098)            --             --             --         (4,098)
     Equity in net income (loss) of subsidiaries ......        (24,400)            --             --         24,400             --
     Other, net .......................................          3,197         (3,197)           135             --            135
                                                          ------------   ------------   ------------   ------------   ------------
Income (loss) from continuing operations
  before tax provision ................................        (29,705)       (22,502)         2,776         24,400        (25,031)
Income tax provision ..................................             --             --            174             --            174
                                                          ------------   ------------   ------------   ------------   ------------
Income (loss) from continuing operations ..............        (29,705)       (22,502)         2,602         24,400        (25,205)
Loss from discontinued operations .....................             --         (4,500)            --             --         (4,500)
                                                          ------------   ------------   ------------   ------------   ------------
Net income (loss) .....................................   $    (29,705)  $    (27,002)  $      2,602   $     24,400   $    (29,705)
                                                          ============   ============   ============   ============   ============

                                                                                          TOTAL
                                                                            TOTAL          NON-
                                                            COMPANY       GUARANTOR      GUARANTOR     ELIMINATIONS      TOTAL
                                                          ------------------------------------------------------------------------
STATEMENT OF OPERATIONS
  FOR THE NINE MONTHS ENDED
  SEPTEMBER 30, 2002

Net sales .............................................   $         --   $    262,575   $     45,082   $         --   $    307,657
Operating expenses:
     Cost of goods sold ...............................             --        210,162         34,130             --        244,292
     Selling, general and administrative expenses .....             --         21,871          2,992             --         24,863
     Depreciation and amortization ....................            531         17,728          2,709             --         20,968
                                                          ------------   ------------   ------------   ------------   ------------
Operating income (loss) ...............................           (531)        12,814          5,251             --         17,534
Other income (expense):
     Interest income (expense) ........................            416        (26,603)        (1,034)            --        (27,221)
     Amortization of deferred financing costs .........         (1,602)            --             --             --         (1,602)
     Equity in net income (loss) of subsidiaries ......        (57,570)            --             --         57,570             --
     Other, net .......................................             --             --             17             --             17
                                                          ------------   ------------   ------------   ------------   ------------
Income (loss) before tax provision (benefit)
  and change in accounting principle ..................        (59,287)       (13,789)         4,234         57,570        (11,272)
Income tax provision (benefit) ........................             --         (6,706)           217             --         (6,489)
                                                          ------------   ------------   ------------   ------------   ------------
Income (loss) before change in accounting
  principle for goodwill, net of tax benefit ..........        (59,287)        (7,083)         4,017         57,570         (4,783)
Change in accounting principle ........................             --        (49,794)        (4,710)            --        (54,504)
                                                          ------------   ------------   ------------   ------------   ------------
Net income (loss) .....................................   $    (59,287)  $    (56,877)  $       (693)  $     57,570   $    (59,287)
                                                          ============   ============   ============   ============   ============

                         INTERNATIONAL WIRE GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

                                                                                          TOTAL
                                                                            TOTAL          NON-
                                                            COMPANY       GUARANTOR      GUARANTOR     ELIMINATIONS      TOTAL
                                                          ------------------------------------------------------------------------
STATEMENT OF CASH FLOWS
  FOR THE NINE MONTHS ENDED
  SEPTEMBER 30, 2003

Net cash provided by (used in) operating
   activities .........................................   $    (56,110)  $     65,354   $        656   $         --   $      9,900
                                                          ------------   ------------   ------------   ------------   ------------
Cash flows used in investing
   activities for capital expenditures ................             --         (8,587)          (708)            --         (9,295)
                                                          ------------   ------------   ------------   ------------   ------------
Cash flows provided by (used in)
   financing activities:
    Borrowings of long-term obligations ...............         78,770             --             --             --         78,770
    Repayment of borrowings ...........................         (6,995)        (9,963)            --             --        (16,958)
    Restricted cash ...................................        (11,779)        (6,496)            --             --        (18,275)
    Financing fees ....................................         (3,886)            --             --             --         (3,886)
                                                          ------------   ------------   ------------   ------------   ------------
Net cash provided by (used in) financing
   activities .........................................         56,110        (16,459)            --             --         39,651
                                                          ------------   ------------   ------------   ------------   ------------
Effect of exchange rate changes
   on cash and cash equivalents .......................             --             --            481             --            481
                                                          ------------   ------------   ------------   ------------   ------------
Net change in cash and cash equivalents ...............   $         --   $     40,308   $        429   $         --   $     40,737
                                                          ============   ============   ============   ============   ============

                                                                                          TOTAL
                                                                            TOTAL          NON-
                                                            COMPANY       GUARANTOR      GUARANTOR     ELIMINATIONS      TOTAL
                                                          ------------------------------------------------------------------------
STATEMENT OF CASH FLOWS
  FOR THE NINE MONTHS ENDED
  SEPTEMBER 30, 2002

Net cash provided by operating activities .............   $         --   $      5,680   $      6,530   $         --   $     12,210
                                                          ------------   ------------   ------------   ------------   ------------
Cash flows used in investing activities for
  capital expenditures ................................             --         (3,571)        (5,135)            --         (8,706)
                                                          ------------   ------------   ------------   ------------   ------------
Cash flows used in financing activities for
   repayment of  long-term  obligations ...............             --         (1,139)            --             --         (1,139)
                                                          ------------   ------------   ------------   ------------   ------------
Effect of exchange rate changes on cash and
  cash equivalents ....................................             --             --            356             --            356
                                                          ------------   ------------   ------------   ------------   ------------
Net change in cash and cash equivalents ...............   $         --   $        970   $      1,751   $         --   $      2,721
                                                          ============   ============   ============   ============   ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in this Form 10-Q.

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

GENERAL

The following discussion and analysis includes the results of operations for the three and nine months ended September 30, 2003 compared to the three and nine months ended September 30, 2002.

A portion of the Company's revenues is derived from processing customer-owned ("tolled") copper. The value of tolled copper is excluded from both sales and costs of sales of the Company, as title to these materials and the related risks of ownership do not pass to the Company.

The cost of copper has historically been subject to fluctuations. Currently, a $0.10 per pound fluctuation in the price of copper will have a $2.6 million impact on our working capital. Copper price fluctuations may also affect the per unit prices of the Company's products, however, copper price fluctuations have not had, nor are expected to have, a material impact on the Company's profitability due to copper price pass-through arrangements that the Company has with its customers. These sales arrangements are based on similar variations of monthly copper price formulas. Use of these copper price formulas minimizes the differences between raw material copper costs charged to the cost of sales and the pass-through pricing charged to customers.

RESULTS OF OPERATIONS

                                                                           THREE MONTHS
                                                                        ENDED SEPTEMBER 30,
                                                                    ---------------------------
                                                                        2003          2002
                                                                    ---------------------------
                                                                          (In thousands)
Net sales .......................................................   $     94,080   $     99,635
Operating expenses:
  Cost of goods sold ............................................         76,999         79,571
  Selling, general and administrative expenses ..................          8,109          7,993
  Depreciation and amortization .................................          6,340          7,115
  Reorganization expense ........................................            480             --
  Impairment and plant closing charges ..........................            294             --
                                                                    ------------   ------------
Operating income ................................................   $      1,858   $      4,956
                                                                    ============   ============

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

Net sales were $94.1 million and $99.6 million for the quarters ended September 30, 2003 and 2002, respectively. Sales for the quarter ended September 30, 2003 were $5.5 million, or 5.6%, below comparable 2002 levels primarily from lower sales to customers supplying the automotive and appliance industries and a higher proportion of tolled copper in the 2003 period, partially offset by an increase in the average cost and selling price of copper. The average price of copper based upon COMEX increased to $0.80 per pound for the quarter ended September 30, 2003 from $0.69 per pound for the quarter ended September 30, 2002.

Cost of goods sold as a percentage of sales increased to 81.8% for the quarter ended September 30, 2003, from 79.9% for the same period in 2002. This change was primarily due to competitive pricing pressures and increased insulating compound material costs.

Selling, general and administrative expenses were $8.1 million for the quarter ended September 30, 2003, compared to $8.0 million for the same period in 2002. Included in the quarter ended September 30, 2003 was a $1.0 million charge for payments to be made to our former Chief Executive Officer under his employment agreement. Excluding this charge, selling, general and administrative expenses decreased $0.9 million which was primarily the result of volume related items, lower bad debt provision and reduced accruals for personnel related costs. These expenses, as a percent of net sales, increased from 8.0% for the quarter ended September 30, 2002 to 8.6% for the quarter ended September 30, 2003.

Depreciation and amortization was $6.3 million for the quarter ended September 30, 2003, compared to $7.1 million for the same period in 2002 from lower depreciation on property, plant and equipment.

As described below, we have retained Rothschild Inc. as independent financial advisor. During the three months ended September 30, 2003, $0.5 million was incurred for professional fees related to the retention of our financial advisor. There was no similar charge for the 2002 period.

Impairment and plant closing charges for the three months ended September 30, 2003 related to the closing of the Kendallville, Indiana plant in June 2003 and other previously closed plants were $0.3 million. Additional charges of $0.7 million are expected to be incurred related to the plant closings. These charges relate to shut-down expenditures including occupancy costs and are expected to be incurred over the next twelve months.

The income tax benefit for the quarters ended September 30, 2003 and 2002 were $0.0 million and $3.0 million, respectively. A full valuation allowance was recorded in the fourth quarter of 2002.

RESULTS OF OPERATIONS

                                                                           NINE MONTHS
                                                                        ENDED SEPTEMBER 30,
                                                                    ---------------------------
                                                                        2003          2002
                                                                    ---------------------------
                                                                          (In thousands)
Net sales .......................................................   $    285,504   $    307,657
Operating expenses:
  Cost of goods sold ............................................        232,998        244,292
  Selling, general and administrative expenses ..................         22,116         24,863
  Depreciation and amortization .................................         20,026         20,968
  Reorganization expense ........................................            480             --
  Impairment and plant closing charges ..........................            814             --
                                                                    ------------   ------------
Operating income ................................................   $      9,070   $     17,534
                                                                    ============   ============

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

Net sales were $285.5 million and $307.7 million for the nine months ended September 30, 2003 and 2002, respectively. Sales for the nine months ended September 30, 2003 were $22.2 million, or 7.2%, below comparable 2002 levels primarily from lower sales to customers supplying the automotive and appliance industries, partially offset by a slight increase in the average cost and selling price of copper. The average price of copper based upon COMEX increased to $0.77 per pound for the nine months ended September 30, 2003 from $0.72 per pound for the nine months ended September 30, 2002.

Cost of goods sold as a percentage of sales increased to 81.6% for the nine months ended September 30, 2003, from 79.4% for the same period in 2002. This change was primarily due to competitive pricing pressures, operational inefficiencies from lower production levels and increased insulating compound material costs.

Selling, general and administrative expenses were $22.1 million for the nine months ended September 30, 2003, compared to $24.9 million for the same period in 2002. Included in the nine months ended September 30, 2003 was a $1.0 million charge for payments to be made to our former Chief Executive Officer under his employment agreement. Excluding this charge, selling, general and administrative expenses decreased $3.8 million which was primarily the result of volume related items, continued cost reductions including headcount reductions, lower bad debt provision and reduced accruals for personnel related costs. These expenses, as a percent of net sales, decreased from 8.1% for the nine months ended September 30, 2002 to 7.7% for the nine months ended September 30, 2003.

Depreciation and amortization was $20.0 million for the nine months ended September 30, 2003, compared to $21.0 million for the same period in 2002 from lower depreciation on property, plant and equipment.

As described below, we have retained Rothschild Inc. as independent financial advisor. During the nine months ended September 30, 2003, $0.5 million was incurred for professional fees related to the retention of our financial advisor. There was no similar charge in the 2002 period.

Impairment and plant closing charges for the nine months ended September 30, 2003 related to the closing of the Kendallville, Indiana plant in June 2003 and other previously closed plants were $0.8 million. A portion of the equipment from these facilities is being relocated to the Durango, Mexico plant with the remainder being taken out of service. As a result, a fixed asset impairment charge of $0.5 million was recorded in the second quarter of 2003. Additional charges of $0.7 million are expected to be incurred related to the plant closings. These charges relate to shut-down expenditures including occupancy costs and are expected to be incurred over the next twelve months.

The income tax provision for the nine months ended September 30, 2003 was $0.2 million compared to a tax benefit of $6.5 million for the nine months ended September 30, 2002. A full valuation allowance was recorded in the fourth quarter of 2002. Accordingly, the $0.2 million tax provision in 2003 represents the provision for certain state and foreign income taxes only.

LIQUIDITY AND CAPITAL RESOURCES

We have experienced a significant downturn in the industrial/energy and electronics/data communications markets and increased competitive pricing pressures in the automotive market that began in 2001 and has continued through September 30, 2003. The economic downturn and competitive pricing pressures in the aforementioned markets have resulted in lower sales and weaker cash flows than we originally expected. Our liquidity also has been negatively impacted as a result of costs incurred in connection with the prosecution of the AIG Litigation and the settlement of claims related to the insurance coverage in question in the AIG Litigation. As a result of our liquidity position and our capital structure, we have recently experienced reductions in our credit terms with our suppliers which we anticipate will further reduce our available working capital beginning in the fourth quarter of 2003.

In light of those developments, we have retained Rothschild Inc., as independent financial advisor, to evaluate recapitalization alternatives that would reduce our debt and strengthen our balance sheet.

Working Capital and Cash Flows

Net cash provided by continuing operations was $13.5 million for the nine months ended September 30, 2003, compared to $14.8 million for the nine months ended September 30, 2002. The decrease was primarily the result of increased working capital including the effect of higher copper prices.

Net cash used in investing activities for capital expenditures was $9.3 million for the nine months ended September 30, 2003, compared to $8.7 million for the nine months ended September 30, 2002. The increase primarily related to increased machinery and equipment additions and upgrade expenditures.

Net cash provided by financing activities was $39.7 million for the nine months ended September 30, 2003, compared to net cash used by financing activities of $1.1 million for the nine months ended September 30, 2002. The increase was the net result of the issuance of $82.0 million principal amount of 10.375% Senior Secured Notes as described below.

Liquidity

As of September 30, 2003, we had $43.3 million of unrestricted cash and cash equivalents and our working capital was $96.6 million.

We anticipate that our cash requirements for the next twelve months will be for working capital requirements, for capital expenditures (estimated at approximately $19.1 million), for plant closing costs and discontinued operations (estimated at approximately $5.1 million), and for debt service (excluding the IRB to be repaid by drawings under the letter of credit) (estimated at approximately $45.2 million). Our primary sources of liquidity are cash on hand and cash flows from operations. We expect that these sources of cash will be sufficient to meet our requirements for working capital, capital expenditures and debt service under our Senior Secured Notes over the next twelve months. However, unless cash flows from operations materially increase or we are able to obtain an additional source of liquidity including through debt or equity financings, such sources of cash would not be sufficient to make required interest payments on our Senior Subordinated Notes over the next twelve months. In the event the Company would fail to make any required payments under the Senior Subordinated Notes, the holders of our Senior Secured Notes and/or our Senior Subordinated Notes could elect to seek acceleration and repayment of such indebtedness. If such an acceleration would occur, we would not have sufficient liquidity to repay such indebtedness and we would not expect to be able to refinance such indebtedness.

The following table sets forth our contractual obligations at the end of September 2003 for the periods shown (dollars in millions):

                                        REMAINDER OF
CONTRACTUAL OBLIGATIONS        TOTAL        2003       2004-2005   2006-2007   THEREAFTER
                              -------   ------------   ---------   ---------   ----------
Debt (1).................     $ 393.4   $        0.0   $   393.4   $     0.0   $      0.0

Capital lease obligations         2.0       0.3       0.5       0.4       0.8
Operating leases.........         5.6       0.6       2.4       1.0       1.6
                              -------   -------   -------   -------   -------
Total contractual cash
obligations..............     $ 401.0   $   0.9   $ 396.3   $   1.4   $   2.4
                              =======   =======   =======   =======   =======

         (1) Debt obligations are exclusive of interest.

Inflation and Copper Pricing

Inflation has not been a material factor affecting our business. The principal raw material used in the Company's products is copper. The market price of copper is subject to significant fluctuations. Working capital needs change whenever we experience a significant change in copper prices. A $0.10 per pound change in the price of copper changes our working capital by approximately $2.6 million. We enter into contractual relationships with most of our customers to adjust our prices based upon the prevailing market prices on the COMEX. This approach is patterned after our arrangement with our copper suppliers and is designed to remove the risk associated with fluctuating copper prices. We are subject to normal inflationary pressures with our other raw materials purchased as well as our general operating expenses, such as salaries, employee benefits and facilities costs.

Financing Arrangements

We issued $82.0 million principal amount of 10.375% Senior Secured Notes (the "Senior Secured Notes") due February 28, 2005 at a price of 96.061% under an indenture dated May 30, 2003. Net proceeds from the issuance of approximately $75.2 million, after deducting discounts and expenses, were used: (i) to repay in full the obligations under, and terminate, our senior secured credit facility; (ii) to cash collateralize certain of our letters of credit, including the letters of credit that were issued under our senior secured credit facility and the letters of credit collateralizing two industrial revenue bonds related to our acquisition of Camden Wire Co., Inc. in 1997; (iii) to pay interest on our Senior Subordinated Notes and other indebtedness; and (iv) for general corporate purposes, including working capital.

Our obligations under the Senior Secured Notes are guaranteed on a senior secured basis by International Wire Holding Company, our parent, and by all of our domestic restricted subsidiaries. The Senior Secured Notes and the guarantees are secured by first priority mortgages and liens on substantially all of our and the guarantors' existing and future domestic property and assets and a portion of the stock of the foreign subsidiaries. The Senior Secured Notes bear interest at a rate of 10.375% per annum, requiring a semi-annual interest payment on May 15 and November 15 of each year. Pursuant to the terms of the indenture under which the Senior Secured Notes were issued, our ability to incur additional indebtedness, pay dividends, repurchase or redeem capital stock, make investments, create liens or enter into sale and leaseback transactions, dispose of assets, enter into transactions with affiliates, and to merge or consolidate with or into other persons is limited.

Pursuant to a registration rights agreement entered into in connection with this issuance of the Senior Secured Notes, we may elect, but are not obligated, to file an exchange offer registration statement or, under certain circumstances, a shelf registration statement in respect of the Senior Secured Notes. If we do not consummate an offer to exchange the Senior Secured Notes for substantially identical debt securities registered under the Securities Act by May 30, 2004 or fail to comply with certain other provisions of the registration rights agreement, we have agreed to pay additional interest to the holders of the Senior Secured Notes.

In July 2003, the trustees of an Industrial Revenue Bond ("IRB") drew on a letter of credit in the amount of $9.0 million to refund the related IRB. As a result, the Company's restricted cash balance, a portion of which has been used to cash collateralize the letter of credit, was reduced by $9.0 million. As of September 30, 2003 the Company has a restricted cash balance of $18.3 million which is being used to cash collateralize $11.2 million of letters of credit that were issued to various insurance companies for workers' compensation programs and a $6.6 million letter of credit that was issued to certain trustees in respect of one issuance of an IRB. The Company has notified the trustees in respect of the IRB that the Company will not renew the current letter of credit of $6.6 million which expires in February 2004. As a result, pursuant to the terms of the IRB, the trustees will draw on the letter of credit and use such proceeds to refund the IRB. Accordingly, the IRB of $6.5 million and the related restricted cash balance of $6.7 million has been classified as a current maturity of long-term obligations and a current asset, respectively.

RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," ("VIEs"), an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to improve financial reporting of special purpose and other entities. In accordance with the interpretation, business enterprises that represent the primary beneficiary of another entity by retaining a controlling financial interest in that entity's assets, liabilities, and results of operating activities must consolidate the entity in their financial statements. Prior to the issuance of FIN 46, consolidation generally occurred when an enterprise controlled another entity through voting interests. Certain VIEs that are qualifying special purpose entities ("QSPEs") subject to the reporting requirements of SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," will not be required to be consolidated under the provisions of FIN 46. The consolidation provisions of FIN 46 apply to VIEs created or entered into after January 31, 2003, and for pre-existing VIEs in the first reporting period beginning after June 15, 2003. If applicable, transition rules allow the restatement of financial statements or prospective application with a cumulative effect adjustment. In addition, FIN 46 expands the disclosure requirements for the beneficiary of a significant or a majority of the variable interests to provide information regarding the nature, purpose and financial characteristics of the entities. Since the Company has no such VIEs, the adoption of this statement did not impact the Company's consolidated financial position and results of operations.

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

In April of 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 clarifies the definition of a derivative and amends the implementation guidance of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except for hedging relationships designated after June 30, 2003. The provisions of SFAS No. 149, which amend implementation guidance of SFAS No. 133, are effective for fiscal quarters that began prior to June 15, 2003. The Company adopted the provisions of SFAS No. 149 and determined that there is not a financial impact on the quarter ended September 30, 2003.

On May 15, 2003, the FASB issued Statement of Financial Accounting Standards No. 150, or SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS 150 represents the first phase of the FASB's project on liabilities and equity and requires financial instruments that meet the definitions in the statement to be classified as liabilities. SFAS 150 requires that mandatorily redeemable preferred stock be classified and accounted for as a liability. However, it excludes from its scope convertible instruments, which will be addressed in the second phase of the FASB" project. SFAS 150 is effective at the beginning of the first interim period beginning after June 15, 2003. Since the Company has no such financial instruments, the adoption of this statement did not have an effect on the Company's consolidated financial position and results of operations.

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

On May 30, 2003, the Company terminated its senior secured credit facility thereby reducing the amount of the Company's long-term debt, bearing interest at variable rates, to $6.5 million. Given the current amount of long-term debt subject to variable interest rates, the Company does not believe that the associated interest rate risk is material and is not currently engaged in any hedging activities.

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

     There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange
     Act) that occurred during the Company's fiscal quarter ended September 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Reference is made to note 10 in the Notes to Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, which note is incorporated herein by reference.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

         Exhibit
         Number   Description

         10.1 Amended and Restated Employment Agreement, dated September 15, 2003, among Joseph M. Fiamingo, International Wire Holding Company, International Wire Group, Inc. and the subsidiaries named therein.

         10.2     Supply Contract Extension with Viasystems, Inc.

         31.1 Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

         31.2 Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

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

(b) Reports on Form 8-K
(c) None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                             INTERNATIONAL WIRE GROUP, INC.

Dated: November 14, 2003     By: /s/ GLENN J. HOLLER
                             -------------------------------------------------
                             Name:  Glenn J. Holler
                             Title: Senior Vice President and Chief Financial
                                    Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

         Exhibit
         Number   Description


         10.1 Amended and Restated Employment Agreement, dated September 15, 2003, among Joseph M. Fiamingo, International Wire Holding Company, International Wire Group, Inc. and the subsidiaries named therein.

         10.2     Supply Contract Extension with Viasystems, Inc.

         31.1 Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

         31.2 Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

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