Form 10-Q
period 2005-06-30
INTERNATIONAL WIRE GROUP INC
filed 2005-09-14
CIK 947429

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2005

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

                                 YES [ ] NO [X]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 YES [ ] NO [X]

APPLICABLE ONLY TO ISSUES INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                 YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 31, 2005, there were 10,000,002 shares, par value $.01 per share, outstanding.

                         INTERNATIONAL WIRE GROUP, INC.




                                      INDEX

PART I. - FINANCIAL INFORMATION..................................................................................1

         Item 1.  Financial Statements (Unaudited)...............................................................1

                  Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004..........................1

                  Consolidated Statements of Operations for the three and six months ended June 30, 2005 and 2004...................................................................2

                  Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004..........3

                  Notes to Consolidated Financial Statements.....................................................4

         Item 2.  Management's Discussion And Analysis Of Financial Condition And Results Of Operations.........15

         Item 3.  Quantitative and Qualitative Disclosure About Market Risk.....................................26

         Item 4.  Controls and Procedures.......................................................................28

PART II. - OTHER INFORMATION....................................................................................28

         Item 1.  Legal Proceedings.............................................................................28

         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds...................................28

         Item 3.  Defaults Upon Senior Securities...............................................................28

         Item 4.  Submission of Matters to a Vote of Security Holders...........................................28

         Item 5.  Other Information.............................................................................28

         Item 6.  Exhibits......................................................................................29

         Signatures.............................................................................................30

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                         INTERNATIONAL WIRE GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                                JUNE 30,                DECEMBER 31,
                                                                                  2005                     2004
                                                                                ----------              ----------
                                                                              (IN THOUSANDS, EXCEPT FOR SHARE DATA)
                                     ASSETS
Current assets:
   Cash and cash equivalents...........................................         $   8,316               $  15,192
   Accounts receivable, less allowance of $3,592 and $4,060............            89,688                  70,609
   Inventories.........................................................            74,697                  83,319
   Prepaid expenses and other..........................................            11,711                  11,118
                                                                                ----------              ----------
     Total current assets..............................................           184,412                 180,238
Property, plant and equipment, net.....................................           101,596                 104,132
Goodwill...............................................................            71,359                  71,359
Identifiable intangibles, net..........................................            24,131                  27,898
Deferred financing costs, net..........................................             2,781                   3,075
Restricted cash........................................................             1,987                   3,107
Other assets...........................................................             3,323                   4,398
                                                                                ----------              ----------
     Total assets......................................................         $ 389,589               $ 394,207
                                                                                ==========              ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term obligations.........................         $     755               $   1,341
   Accounts payable....................................................            31,610                  12,751
   Accrued and other liabilities.......................................            14,096                  23,374
   Accrued payroll and payroll related items...........................             6,419                   6,190
   Customers' deposits.................................................            11,873                  12,376
   Accrued interest ...................................................             1,821                   1,703
                                                                                ----------              ----------
     Total current liabilities.........................................            66,574                  57,735
Long-term obligations, less current maturities.........................           161,177                 165,308
Other long-term liabilities............................................             3,676                   4,783
                                                                                ----------              ----------
     Total liabilities.................................................           231,427                 227,826
                                                                                ----------              ----------
Stockholders' equity:..................................................
   Common stock, $.01 par value, 20,000,000 shares authorized, 10,000,002
     issued and outstanding............................................               100                     100
   Contributed capital.................................................           175,600                 175,600
   Accumulated (deficit)...............................................           (16,911)                (10,762)
   Accumulated other comprehensive income/(loss).......................              (627)                  1,443
                                                                                ----------              ----------
     Total stockholders' equity........................................           158,162                 166,381
                                                                                ----------              ----------
     Total liabilities and stockholders' equity........................         $ 389,589               $ 394,207
                                                                                ==========              ===========

        See accompanying notes to the consolidated financial statements.

                         INTERNATIONAL WIRE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                 SUCCESSOR       PREDECESSOR          SUCCESSOR        PREDECESSOR
                                                                  COMPANY         COMPANY              COMPANY           COMPANY
                                                               -------------     -------------       -------------     -------------
                                                                FOR THE THREE    FOR THE THREE        FOR THE SIX      FOR THE SIX
                                                                MONTHS ENDED     MONTHS ENDED        MONTHS ENDED      MONTHS ENDED
                                                                JUNE 30, 2005    JUNE 30, 2004       JUNE 30, 2005     JUNE 30, 2004
                                                               -------------     -------------       -------------     -------------
                                                                                            (UNAUDITED)
                                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)

Net sales....................................................  $    159,077      $    143,593        $    313,088      $    281,457
Operating expenses:
Cost of goods sold, exclusive of
     depreciation expense shown below........................       142,823           122,719             280,200           242,531
Selling, general and administrative expenses.................        11,410             8,652              20,657            17,380
Depreciation.................................................         2,675             4,977               5,365            10,003
Amortization.................................................         1,143               735               2,422             1,601
Reorganization expenses......................................            --             5,561                  --             8,184
Impairment and plant closing charges.........................         2,598               182               2,653               412
Gain/(loss) on sale of property plant and equipment..........            15               (32)                  7               (38)
                                                               -------------     -------------       -------------     -------------
Operating income/(loss)......................................        (1,587)              799               1,784             1,384
Other income/(expense):
     Interest expense (excluding interest of $8,693
         and $9,751 on liabilities subject to compromise for
         the three and six months ended June 30, 2004).......        (3,728)           (2,510)             (7,016)          (13,678)
     Amortization of deferred financing costs................          (161)           (1,547)               (322)           (4,696)
     Other, net..............................................             8               (79)                (24)             (121)
                                                               -------------     -------------       -------------     -------------
Loss from continuing operations
     before income tax provision.............................        (5,468)           (3,337)             (5,578)          (17,111)
Income tax provision.........................................           220               351                 571               497
                                                               -------------     -------------       -------------     -------------

Net loss.....................................................  $     (5,688)     $     (3,688)       $     (6,149)     $    (17,608)
                                                               =============     =============       =============     =============
Basic and diluted net loss per share.........................  $       (.57)     $     (3,688)       $       (.61)     $    (17,608)
                                                               =============     =============       =============     =============

Weighted average basic and diluted shares outstanding            10,000,002             1,000          10,000,002             1,000

        See accompanying notes to the consolidated financial statements.

                         INTERNATIONAL WIRE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           SUCCESSOR          PREDECESSOR
                                                                         -------------       -------------
                                                                       SIX MONTHS ENDED    SIX MONTHS ENDED
                                                                         JUNE 30, 2005       JUNE 30, 2004
                                                                         -------------       -------------
                                                                                  (IN THOUSANDS)
CASH FLOWS PROVIDED BY/(USED IN) OPERATING ACTIVITIES:
   Net loss.......................................................       $     (6,149)       $    (17,608)
   Adjustments to reconcile net loss to net cash
     provided by/(used in) operating activities:
     Depreciation.................................................              5,365              10,003
     Amortization.................................................              2,422               1,601
     Amortization of deferred financing costs.....................                322               4,696
     Provision for doubtful accounts..............................                190                 182
     (Gain)/loss on sale of property, plant and equipment.........                 (7)                 38
     Impairment of identifiable intangibles.......................              2,548                  --
     Change in assets and liabilities:
       Accounts receivable........................................            (20,693)            (23,491)
       Inventories................................................              7,858              (7,646)
       Prepaid expenses and other assets..........................               (939)             (6,076)
       Accounts payable...........................................             19,419               3,315
       Accrued and other liabilities..............................             (1,822)              8,536
       Accrued payroll and payroll related items..................                229               3,073
       Customers' deposits........................................               (503)              1,128
       Accrued interest...........................................                118               7,589
       Other long-term liabilities................................               (855)                452
                                                                         -------------       -------------
         Net cash provided by/(used in) continuing operations                   7,503             (14,208)
     Net cash used in discontinued operations.....................               (379)               (420)
                                                                         -------------       -------------
             Net cash provided by/(used in) operating activities
               before reorganization activities...................              7,124             (14,628)
CASH FLOWS USED IN REORGANIZATION ACTIVITIES......................             (6,588)             (4,892)
                                                                         -------------       -------------
             Net cash provided by/(used in) operating activities..                536             (19,520)
CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures..............................................             (3,874)             (5,248)
Proceeds from sale of property, plant and equipment...............                 11                  57
                                                                         -------------       -------------
             Net cash used in investing activities................             (3,863)             (5,191)
CASH FLOWS PROVIDED BY/(USED IN) FINANCING ACTIVITIES:
       Borrowings of long-term obligations........................                 --              91,905
       Repayment of borrowings....................................             (4,717)            (87,324)
       Restricted cash............................................              1,120               1,742
       Financing fees.............................................                (28)             (2,538)
                                                                         -------------       -------------
             Net cash provided by/(used in) financing activities..             (3,625)              3,785
Effects of exchange rate changes on cash and cash equivalents.....                 76                 197
                                                                         -------------       -------------
             Net change in cash and cash equivalents..............             (6,876)            (20,729)
Cash and cash equivalents at beginning of the period..............             15,192              25,981
                                                                         -------------       -------------
Cash and cash equivalents at end of the period....................       $      8,316        $      5,252
                                                                         =============       =============

        See accompanying notes to the consolidated financial statements.

                         INTERNATIONAL WIRE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)
                                   (Unaudited)


1.        BUSINESS ORGANIZATION AND BASIS OF PRESENTATION

          UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

          The unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of International Wire Group, Inc. (the "Company"). The results for the three and six months ended June 30, 2005 and 2004 are not necessarily indicative of the results that may be expected for a full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2004 and 2003 and for the periods from October 20 through December 31, 2004, and January 1, 2004 through October 19, 2004 and for the years ended December 31, 2003 and 2002. For further information, see the Company's financial statements, including the accounting policies and notes thereto, included in Amendment No. 4 to the Company's registration statement on Form S-1 (File No. 333-120736) filed on August 2, 2005.

          FRESH-START BASIS OF PRESENTATION

          The accompanying consolidated financial statements have been presented in accordance with the American Institute of Certified Public Accountants' ("AICPA") Statement of Position ("SOP") 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, as amended. As a result of adopting fresh-start reporting upon emerging from Chapter 11 of the U.S. Bankruptcy Code on October 20, 2004, International Wire Group, Inc.'s financial statements are not comparable with those prepared for the periods before the plan of reorganization was confirmed, including the historical financial statements included herein. References to "Predecessor" refer to International Wire Group, Inc. through October 19, 2004. References to "Successor" refer to International Wire Group, Inc. on and after October 20, 2004.

2.        VOLUNTARY BANKRUPTCY FILING AND PLAN OF REORGANIZATION

          On March 24, 2004, the Predecessor entered into a lock-up and voting agreement with a majority in principal amount of the bondholders including the members of an Ad Hoc Committee of Bondholders and its then largest equity holder to effect a pre-negotiated plan of reorganization. In order to consummate its reorganization, the Predecessor and all of its domestic subsidiaries filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code in the Bankruptcy Court in the Southern District of New York (the "Filing"). The cases were consolidated and were jointly administered under case number 04-11991 (BRL). The Predecessor's non-U.S. subsidiaries were not part of the filing. In addition, the Predecessor entered into a debtor-in-possession financing agreement with Highbridge/Zwirn Special Opportunities Fund, L.P. and a group of senior lenders. Such financing agreement provided for $140,000 of debtor-in-possession financing consisting of a $90,000 revolving loan and a $50,000 term loan. The debtor-in-possession financing ("DIP") was used to repay $82,000 of Senior Secured Notes plus accrued interest, premium and fees and provided working capital during the reorganization process.

          On October 20, 2004, the Predecessor's Second Amended and Restated Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code (the "Plan") was confirmed and the Company emerged. The Plan involved the exchange of approximately $305,000 of principal amount plus accrued interest of the Company's 11.75 percent and 14 percent Senior Subordinated Notes for 96 percent of the Common Stock of the Successor and $75,000 of new 10 percent Secured Senior Subordinated Notes to be issued pursuant to the Plan. All of the outstanding common stock of the Predecessor was converted into 4 percent of the Common Stock of the Successor. All other liabilities were unimpaired and were paid with interest, as applicable. In addition, the Company entered into an agreement with a group of lenders for a $140,000 senior credit facility, the proceeds of which were utilized to refinance the Company's obligations under the DIP facility and provide funding for working capital and other general corporate purposes.

          Under Chapter 11, certain claims against the debtor in existence prior to the filing of the petition for relief under federal bankruptcy laws are stayed while the debtor continues business operations as a debtor-in-possession. These claims are considered "liabilities subject to compromise." The primary categories of liabilities subject to compromise as of March 24, 2004 were the following:

          Accrued interest.....................................  $     29,252
          Senior subordinated notes, excluding
           unamortized premium.................................       305,000
                                                                 -------------

          Total................................................  $    334,252
                                                                 =============


          The Predecessor incurred reorganization expenses primarily related to professional fees as follows:

                                                                    January 1
                                                                     Through
                                                                     June 30,
                                                                       2004
                                                                 -------------
          Consulting...........................................  $      2,335
          Legal................................................         2,691
          Key Employee Retention Plan..........................         2,873
          Deferred financing fees..............................         1,548
          Premium on 11.75 percent Series B Senior
           Subordinated Notes..................................        (2,673)
          Other................................................         1,410
                                                                 -------------
                                                                 $      8,184
                                                                 =============

3.        FRESH-START REPORTING

          In accordance with SOP 90-7, the Successor adopted fresh-start reporting as the holders of the existing voting shares of the Predecessor immediately prior to filing and confirmation of the Plan received less than 50 percent of the voting shares of the emerging entity, and its reorganization value immediately before the confirmation of the Plan was less than the total of its allowed claims and post-petition liabilities. For accounting purposes, the Plan was consummated on October 20, 2004. In accordance with fresh-start reporting, the Successor has adjusted its assets and liabilities to their estimated fair value at October 20, 2004, with the excess of the Successor's reorganization value over the fair value of its tangible and identifiable intangible assets and liabilities reported as goodwill in the consolidated balance sheet.

          Reorganization value, as defined by SOP 90-7 is "the fair value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the assets of the entity immediately after the restructuring." At October 20, 2004, this value was derived by adding the fair value of all liabilities (approximately $62,500) not included in the calculation of the enterprise value (all liabilities except funded long-term debt) and additional debt (approximately $6,000) to the enterprise value (approximately $342,500) of the Successor to arrive at the $411,000 reorganization value of the reorganized entity. Once this value was determined, the Company determined the fair value of tangible fixed assets and specifically identifiable intangible assets. Once these valuations were completed, the Company allocated the reorganization value to the fair value of its assets. As stated above, the excess of the Successor's reorganization value over the fair value of its tangible and intangible assets has been recorded as goodwill in the amount of approximately $71,400.

          At October 20, 2004, the liabilities of the Successor consisted primarily of post-petition current liabilities, outstanding pre-petition claims, $96,581 under the Senior Revolving Credit and Term Loan Facility and $75,000 of Senior Secured Subordinated Notes. The Successor's consolidated balance sheet included no beginning retained earnings/deficit, and accumulated depreciation and amortization were reduced to $0 at October 20, 2004 in connection with recording the property plant, and equipment and identifiable intangibles at estimated fair value.

          As required under SOP 90-7, the Company determined the fair market value of its identifiable intangible assets at October 20, 2004. The Company allocated $16,234 to customer contracts and relationships, $14,200 to trade names and trademarks and $2,671 to leases. The total effect of fresh start adjustments on identifiable intangible assets from the Predecessor at October 19, 2004 to the Successor at October 20, 2004 was a net increase $30,124. See Note 7.

4.        RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED

          In November 2004 (revised in December 2004), the FASB issued SFAS No. 151, Inventory Costs -- an amendment of ARB No. 43, Chapter 4 to be effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with early adoption permitted. SFAS No. 151 amends the guidance in Accounting Research Bulleting ("ARB") No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." SFAS No. 151 requires those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal." In addition, FAS No. 151 requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company does not expect the adoption of SFAS No. 151 to have a material impact on its financial position or results of operations.

          In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. The Company will adopt the provisions of SFAS No. 123R effective the first quarter of fiscal year 2006, which begins on January 1, 2006. The Company is currently assessing the impact of adopting SFAS No. 123R.

          In March 2005, the SEC issued Staff Accounting Bulletin ("SAB") No. 107, Share-Based Payment. This SAB provides views of the SEC staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations, and is intended to assist in the initial implementation of SFAS No. 123R. The Company anticipates refining its estimates of expected volatility and expected term as a result of the guidance provided within SAB No. 107 and SFAS No. 123R.

          In March 2005, the FASB issued FASB Interpretation ("FIN") No. 47, Accounting for Conditional Asset Retirement Obligations, which is an interpretation of SFAS No. 143, Accounting for Asset Retirement Obligations. This Interpretation clarifies terminology within SFAS No. 143 and requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. This Interpretation is effective for fiscal years ending after December 15, 2005. The Company does not expect adoption of this Interpretation to have a material impact on its financial condition or results of operations.

          In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment to APB Opinion No. 29, to be for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company does not expect the adoption of SFAS No. 153 to have a material impact on its financial position or results of operations.

          In December 2004, the FASB issued FASB staff position ("FSP") 109-1, Application of FASB No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. In addition, at the same time, the FASB issued FSP No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. The American Jobs Creation Act, which includes numerous provisions that may affect business practices and accounting for income taxes, was signed in to law in October of 2004. The Company is evaluating all newly issued guidance to make a determination what, if any, effect these issuances may have on the Company.

          In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, Accounting Changes and Error Corrections, SFAS No. 154 replaces Accounting Principles Board Opinion No. 20, Accounting Changes ("APB No. 20") and SFAS No. 3 Reporting Accounting Changes in Interim Financial Statements, SFAS No. 154 applies to all voluntary changes in accounting principles and also applies to changes required by an accounting pronouncement that my not include specific transition provisions. SFAS No. 154 generally requires retrospective application of a change in accounting principle to prior periods' financial statements, or, in the event that such a retrospective application is impracticable, application of the change in accounting principle to the balances of assets, liabilities and, usually, retained earnings, of the earliest period for which retrospective application is practicable.

          SFAS No. 154 preserves the guidance contained in APB No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate, including the guidance in APB No. 20 requiring justification of a change in accounting principle on the basis of preferability. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate that the adoption of SFAS No. 154 will have a material impact on the Company's financial position or results of operations.

5.        INVENTORIES

          The composition of inventories is as follows:

                                                   June 30,      December 31,
                                                     2005            2004
                                                 ------------    ------------

            Raw materials....................    $     20,107    $     21,922
            Work-in process..................          20,608          22,234
            Finished goods...................          33,982          39,163
                                                 ------------    ------------
            Total inventories................    $     74,697    $     83,319
                                                 ============    ============

          Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out ("LIFO") method. Had inventories been valued at the first-in, first-out ("FIFO") cost method, inventories would have been $8,984 and $5,587 higher as of June 30, 2005 and December 31, 2004, respectively.

6.        STOCK OPTION PLANS

          As allowed under SFAS No. 123, Accounting for Stock-Based Compensation, the Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized as options are issued at exercise prices equal to the estimated market value at date of grant. Had compensation cost for the respective option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, the Predecessor's net loss for the six months ended June 30, 2004, would approximate the following:

                                                                     PREDECESSOR
                                                                      SIX MONTHS
                                                                        ENDED
                                                                       JUNE 30,
                                                                         2004
                                                                      ----------
        PRO FORMA NET LOSS:
        Reported net loss..........................................   $ (17,608)
        Less:  Total stock-based employee compensation
               expense determined under fair value based
               methods for all awards, net of related tax
               effects.............................................        (102)
                                                                      ----------
        Pro forma net loss.........................................   $ (17,710)
                                                                      ==========

          There were no option grants in the first and second quarters of 2005 or 2004. All prior options were cancelled upon emergence from bankruptcy on October 20, 2004 in accordance with the Plan.

7.        IMPAIRMENT AND PLANT CLOSING CHARGES

          On June 29, 2005, Viasystems (see Note 12), which represented 19% and 18% of net sales for the insulated wire segment for the three and six months ended June 30, 2005, respectively, notified the Company that they were electing not to renew their insulated wire supply agreement with the Company and that this agreement would terminate in accordance with its terms on December 31, 2005. As a result, the Company determined that certain long-lived identifiable intangibles were impaired. These assets derive their values primarily from the projected cash flows. Based on the termination of this agreement in the second quarter, future cash flows were deemed to be negatively affected and resulted in the decline in value of the segment's identified intangibles. In conjunction therewith, the Company recorded an impairment charge of $2,548 in the three months ended June 30, 2005.

          Plant closing charges and cash payments for the six months ended June 30, 2005 and 2004 related to the closing of a plant in Kendallville, Indiana in June 2003, the closing of a plant in El Paso, Texas in March 2004, the closing of a second plant in Kendallville, Indiana in April 2004, the closing of a plant in Beynost, France in March 2005, and other previously closed plants. Plant closing charges for the six months ended June 30, 2005 and 2004 were $105 and $412, respectively.


                                                                      INSULATED
                                                                        WIRE          BARE WIRE
SIX MONTHS ENDED JUNE 30, 2005                        CORPORATE       PRODUCTS        PRODUCTS       CONSOLIDATED
--------------------------------------------------   -----------     -----------     -----------     -----------
Balance, beginning of period......................   $       --      $       --      $    1,632      $    1,632
                                                     -----------     -----------     -----------     -----------
  Charges to operations:
  Facility shut-down costs........................           --             105              --             105
                                                     -----------     -----------     -----------     -----------
  Personnel and severance costs...................           --              --              --              --
                                                     -----------     -----------     -----------     -----------
                                                                            105              --             105
                                                     -----------     -----------     -----------     -----------
Cash payments:
  Facility shut-down costs........................           --            (105)             --            (105)
                                                     -----------     -----------     -----------     -----------
  Personnel and severance costs...................           --              --          (1,323)         (1,323)
                                                     -----------     -----------     -----------     -----------
                                                             --            (105)         (1,323)         (1,428)
                                                     -----------     -----------     -----------     -----------
Balance, end of period............................   $       --      $       --      $      309      $      309
                                                     ===========     ===========     ===========     ===========


                                                                      INSULATED
                                                                        WIRE          BARE WIRE
SIX MONTHS ENDED JUNE 30, 2004                        CORPORATE        PRODUCTS       PRODUCTS      CONSOLIDATED
-------------------------------------------------    -----------     -----------     -----------     -----------

Balance, beginning of period.....................    $      266      $       41        $     --      $      307
                                                     -----------     -----------     -----------     -----------
  Charges to operations:
  Facility shut-down costs.......................            --             175             133             308
  Personnel and severance costs..................            --             104              --             104
                                                     -----------     -----------     -----------     -----------
                                                             --             279             133             412
                                                     -----------     -----------     -----------     -----------
Cash payments:
  Facility shut-down costs.......................            --            (216)           (133)           (349)
  Personnel and severance costs..................          (225)           (104)             --            (329)
                                                     -----------     -----------     -----------     -----------
                                                           (225)           (320)           (133)           (678)
                                                     -----------     -----------     -----------     -----------
Balance, end of period...........................    $       41      $       --      $       --      $       41
                                                     ===========     ===========     ===========     ===========

8.        COMPREHENSIVE LOSS

         Comprehensive loss is comprised of:

                                                                  SUCCESSOR     PREDECESSOR
                                                                  SIX MONTHS    SIX MONTHS
                                                                    ENDED         ENDED
                                                                    JUNE 30,      JUNE 30,
                                                                    2005          2004
                                                                 -----------   -----------

Net loss........................................................ $   (6,149)   $  (17,608)
Foreign currency translation adjustment, net of taxes of $0.....     (2,070)         (278)
                                                                 -----------   -----------
    Total comprehensive loss.................................... $   (8,219)   $  (17,886)
                                                                 ===========   ===========

9.        LONG-TERM OBLIGATIONS

         The composition of long-term obligations is as follows:

                                                                   JUNE 30,    DECEMBER 31,
                                                                     2005          2004
                                                                 ------------  ------------
Senior Revolving Credit Facility................................ $     56,177  $     60,308
Senior Term Loan................................................       30,000        30,000
10% Secured Senior Subordinated Notes...........................       75,000        75,000
Other...........................................................          755         1,341
                                                                 ------------  ------------
                                                                      161,932       166,649
Less current maturities.........................................          755         1,341
                                                                 ------------  ------------
                                                                 $    161,177  $    165,308
                                                                 ============  ============

          SENIOR REVOLVING CREDIT FACILITY AND TERM LOAN

          Concurrently with the consummation of the Predecessor's reorganization, on October 20, 2004, the Successor and the domestic subsidiaries entered into (1) a credit agreement among Congress Financial Corporation (Central), as administrative agent, and the several banks and financial institutions parties thereto, which provides for a five-year senior revolving credit facility in an amount of up to $110,000 (including, as a sub-facility of the revolving credit facility, a $25,000 letter of credit facility), and (2) a credit agreement among Silver Point Finance LLC, as administrative agent, and the several banks and financial institutions parties thereto, which provides for a $30,000 five-year senior term loan facility. Initial proceeds from this facility were used to repay the debtor-in-possession financing of $91,905, reorganization costs of $1,263 and for working capital or other general corporate purposes.

          The credit facility currently provides for a revolving credit facility of up to $110,000 (with a letter of credit sub-facility of $25,000) tied to a borrowing base, which is calculated by reference to, among other things, eligible accounts receivable, eligible inventory and eligible real property and equipment and a term loan in the amount of $30,000. As of June 30, 2005, letters of credit in the amount of $9,922 were outstanding and $56,177 was drawn under its revolving credit facility. Availability under the credit facility was $39,210 as of June 30, 2005.

          The Company's domestic subsidiaries are the primary parties to the credit facility. The Company has guaranteed its obligations under the credit facility. The collateral for the senior credit facility includes all or substantially all of the Company's and its domestic subsidiaries assets, including 65 percent of the capital stock of, or other equity interests in, the Company's foreign subsidiaries. The term loans, and the liens and guarantees in respect thereof, are junior to the revolving credit facility, and the liens and guarantees in respect thereof.

          The Company's credit facility requires the Company to observe conditions, affirmative covenants and negative covenants (including financial covenants), including the following financial covenants tested only under certain circumstances, (1) minimum availability under the revolving credit facility and (2) maximum total leverage. At June 30, 2005, the Company is in compliance with the terms of the credit facility.

          The Company's revolving credit facility commitment expires on October 20, 2009. The term loan is required to be repaid in full at maturity on October 20, 2009.

          SECURED SENIOR SUBORDINATED NOTES

          The 10 percent Secured Senior Subordinated Notes due 2011 ("Notes") are: senior subordinated obligations of the Company; senior in right of payment to any of future subordinated obligations; guaranteed by the Company' domestic subsidiaries; and secured by a third-party lien on all or substantially all of the Company's and its domestic subsidiaries assets, including 65 percent of the capital stock of, or other equity interests in, the Company's foreign subsidiaries. The Company issued the Notes pursuant to the Plan on October 20, 2004 in aggregate principal amount of $75,000. The Notes will mature on October 15, 2011.

          Interest on the Notes accrues at the rate of 10 percent per annum and is payable semiannually in arrears on October 15 and April 15, commencing on April 15, 2005. Interest on overdue principal accrues at 2 percent per annum in excess of the above rate and pay interest on overdue installments of interest at such higher rate to the extent lawful.

          The indenture governing the Notes contains restrictive covenants which, among other things, limit the Company's ability and some of its subsidiaries to (subject to exceptions): incur additional debt; pay dividends or distributions on, or redeem or repurchase capital stock; restrict dividends or other payments; transfer or sell assets; engage in transactions with affiliates; create certain liens; engage in sale/leaseback transactions; impair the collateral for the Notes; make investments; guarantee debt; consolidate, merge or transfer all or substantially all of its assets and the assets of the Company's subsidiaries; and engage in unrelated businesses.

10.       INCOME TAXES

          The American Jobs Creation Act of 2004 (the "Jobs Act"), enacted on October 22, 2004, provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction would result in an approximate 5.25% federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by the Company's chief executive officer and approved by the Company's board of directors. Certain other criteria in the Jobs Act must also be satisfied.

          The Company is in the process of evaluating the extent of its foreign earnings that may be repatriated under the repatriation provisions of the Jobs Act, whether it will repatriate any such earnings and if so, the amount that will be repatriated. The amount of undistributed foreign earnings was approximately $5,800 as of December 31, 2004. Deferred U.S. income taxes and foreign withholding taxes are not provided on the undistributed cumulative earnings of foreign subsidiaries as such earnings are considered to be permanently reinvested in those operations. The Company expects to determine the amounts and sources of foreign earnings to be repatriated, if any, during the third quarter of 2005.

          The Company is not yet in a position to determine the impact of a qualifying repatriation, should it choose to make one, on its income tax expense for 2005. However, given the Company's overall U.S. net operating loss position and full valuation allowance, any such impact is not expected to be material.

11.       BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

          The Company has two reportable segments: bare wire and insulated wire. These segments are strategic business units organized around two product categories that follow management's internal organization structure.

          The bare wire segment manufactures bare and tin-plated copper wire products (or conductors) used to transmit digital, video and audio signals or conduct electricity and sells to insulated wire manufacturers and various industrial OEMs for use in computer and data communications products, general industrial, energy, appliances, automobiles and other applications.

          The insulated wire segment manufactures and sells insulated wire products (copper conductors insulated with plastic or other polymeric compounds) to automotive and appliance manufacturers for use in the assembly of wire harnesses that are installed in both automobiles and appliances. The insulted wire segment also participates in several niche businesses in the high temperature silicone and medical equipment markets.

          Summarized financial information for the Company's reportable segments is as follows:

                                                                            INSULATED
                                                            BARE WIRE         WIRE       CORPORATE      ELIMINATIONS      TOTAL
                                                           ------------   ------------- ------------   -------------   ------------
NET SALES
  Successor-three months ended June 30, 2005............   $   103,401    $     56,816  $        --    $     (1,140)   $   159,077
  Predecessor-three months ended June 30, 2004..........        88,304          56,942           --          (1,653)       143,593
  Successor-six months ended June 30, 2005..............       200,701         114,799           --          (2,412)       313,088
  Predecessor-six months ended June 30, 2004............       167,902         117,217           --          (3,662)       281,457

OPERATING INCOME/(LOSS)
  Successor-three months ended June 30, 2005............         5,550          (4,168)      (2,969)             --         (1,587)
  Predecessor-three months ended June 30, 2004..........         7,105            (722)      (5,584)             --            799
  Successor-six months ended June 30, 2005..............        11,479          (5,489)      (4,206)             --          1,784
  Predecessor-six months ended June 30, 2004............        11,532          (1,785)      (8,363)             --          1,384

GOODWILL
  June 30, 2005.........................................        71,359              --           --              --         71,359
  December 31, 2004.....................................        71,359              --           --              --         71,359

TOTAL ASSETS
  June 30, 2005.........................................       269,597         108,018       12,947            (973)       389,589
  December 31, 2004.....................................       268,879         105,939       20,936          (1,547)       394,207

          The following table presents sales by period and by geographic region based on the country in which the legal subsidiary is domiciled.

                                              THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                   JUNE 30,                              JUNE 30,
                                        --------------------------------      --------------------------------
                                        SUCCESSOR            PREDECESSOR      SUCCESSOR            PREDECESSOR
                                       -----------            ----------      -----------           ----------
                                           2005                  2004             2005                 2004
                                       -----------            ----------      -----------           ----------
United States..............             $ 124,445             $ 109,773       $  243,120            $ 214,346
Europe.....................                10,068                10,835           20,520               20,394
Mexico.....................                 9,281                 6,113           18,054               12,624
Philippines................                15,283                16,872           31,394               34,093
                                       -----------            ----------      -----------           ----------
  Total....................            $  159,077             $ 143,593       $  313,088            $ 281,457
                                       ===========            ==========      ===========           ==========

          The following table presents property, plant and equipment, net by geographic region based on the location of the asset:

                                                      June 30,    December 31,
                                                         2005         2004
                                                    -----------   -----------

United States.....................................  $   76,594    $   78,294
Europe............................................       8,480         9,479
Mexico............................................       8,866         8,831
Philippines.......................................       7,656         7,528
                                                    -----------   -----------
    Total.........................................  $  101,596    $  104,132
                                                    ===========   ===========

12.        RELATED PARTY TRANSACTIONS

           In connection with the sale of the Company's former wire harness business to Viasystems International, Inc. ("Viasystems") ("Wire Harness Sale"), the Company entered into an agreement to supply substantially all of their insulated wire requirements through December 2003 (which has been extended to December 2005). At the time of the sale, the Company and Viasystems were commonly controlled by affiliates of Hicks, Muse, Tate & Furst Incorporated. In conjunction of the Plan and as of October 20, 2004, affiliates of Hicks, Muse, Tate & Furst Incorporated no longer control the Company. The Company had sales to Viasystems of $10,669 and $10,835 for the three months ended June 30, 2005 and 2004 and $20,556 and $21,518 for the six months ended June 30, 2005 and 2004, respectively. The outstanding trade receivables were $6,985 and $6,510 at June 30, 2005 and December 31, 2004, respectively. Mr. Robert A. Hamwee is a director of both the Company and Viasystems. On June 29, 2005, Viasystems notified the Company that they were electing not to renew their insulated wire supply agreement with the Company and that this agreement would terminate in accordance with its terms on December 31, 2005. See Note 7.

           In September 2002, the Company began selling a portion of its production scrap to Prime Materials Recovery, Inc. ("Prime"). Prime is a closely held company and its major shareholder, chairman and director is President and Chief Operating Officer through May 31, 2005 and Chief Executive Officer as of June 1, 2005 of the Company. In addition, the Vice President of Finance of the Company holds a minority ownership interest and is a director. The Company had sales to Prime of $2,514 and $3,371 for the three months ended June 30, 2005 and 2004 and $5,314 and $7,268 for the six months ended June 30, 2005 and 2004, respectively. The outstanding trade receivables were $651 and $276 at June 30, 2005 and December 31, 2004, respectively. Sales to Prime were made at terms comparable to those of other companies in the industry.

13.        LITIGATION

           In February 2002, the Company initiated an action in the Circuit Court of Cook County, Chancery Division (Case No. 02CH2470) located in Chicago, Illinois, titled International Wire Group, Inc. v. National Union Fire Insurance Company of Pittsburgh, Pennsylvania, AIG Technical Services, Inc., Aon Corporation and Aon Risk Services of Missouri, Ltd. (The "AIG Litigation"). The Company alleges in the complaint in such action, among other things, that National Union is obligated to defend and indemnify and otherwise provide insurance coverage to the Company and the various original equipment manufacturers for certain claims and damages related to certain water inlet hoses supplied by and through the Company pursuant to two (2) $25,000 excess insurance policies issued to the Company by National Union. In July 2003, a ruling was rendered in this matter. The trial court ruled in favor of the Company and ruled that National Union/AIG is obligated to defend and indemnify and otherwise provide insurance coverage to the Company and various original equipment manufacturers for certain claims and damages related to certain water inlet hoses supplied by and through the Company pursuant to the two (2) $25,000 excess insurance policies issued to the company by National Union. National Union/AIG filed for an appeal of the decision.

           In December 2003, the Company and the Predecessor's former parent company reached an agreement with National Union, AIG Technical Services, Aon Corporation and Aon Risk Services of Missouri to settle pending matters in the AIG Litigation. Under the settlement agreement, National Union agreed to provide full defense and indemnity to the Company and certain original equipment manufacturers for all claims for damages that have occurred between April 1, 2000 and March 31, 2002 related to certain water inlet hoses supplied by and through the Company pursuant to the two (2) $25,000 excess insurance policies issued to the Company by National Union. All other aspects of the settlement are subject to the confidentiality provisions of the settlement agreement.

           In connection with the Wire Harness Sale, the Company agreed to indemnify Viasystems for certain claims and litigation including any claims related to the claims for water inlet hoses. The Company's policy is to record the probable and reasonably estimable loss related to the product liability claims. Over time, the level of claims, insurance coverage and settlements has varied. Accordingly, the Company has revised its estimated liability outstanding, or balance sheet reserve, based on actual claims reported and costs incurred and its estimate of claims and cost incurred but not reported. The Company has reached global settlements with various claimants related to such claims which are also considered in determining the balance sheet reserve. There are no recoveries from third parties considered in determining the balance sheet reserve. The following table summarizes the number of uninsured claims received, resolved and pending as of and for the periods ended June 30, 2005, December 31, 2004 and October 19, 2004 (in thousands except number of claims):

                                                                                               VALUE OF
                                                                                 NO. OF        ALLEGED
                                                                                 CLAIMS        DAMAGES
                                                                               -----------    -----------
As of December 31, 2003 (Predecessor).....................................          1,693     $   15,725
For the period January 1, 2004 through October 19, 2004 (Predecessor):
  New uninsured claims....................................................            523          5,896
  Resolved uninsured claims...............................................         (1,870)       (18,181)
                                                                               -----------    -----------
As of October 19, 2004 (Predecessor)......................................            346          3,440
For the period October 20, 2004 through December 31, 2004 (Successor):
  New uninsured claims....................................................             42            516
  Resolved uninsured claims...............................................            (--)           (--)
                                                                               -----------    -----------
As of December 31, 2004 (Successor).......................................            388          3,956
For the six months ended June 30, 2005 (Successor):
  New uninsured claims....................................................          1,176         11,316
  Resolved uninsured claims...............................................           (957)        (9,368)
                                                                               -----------    -----------
As of June 30, 2005 (Successor)...........................................            607     $    5,904
                                                                               ===========    ===========

           For the periods prior to April 1, 2002, the Company's product liability coverage is in excess of the insured claims outstanding. As of June 30, 2005 and December 31, 2004, the total of such claims was less than $2,000 with an estimated liability related to these claims of less than $500. As of June 30, 2005 and December 31, 2004, the Company had $75,000 of remaining insurance coverage under its excess umbrella policies for each of the insured years prior to April 1, 2002.

           For the periods ended June 30, 2005, December 31, 2004 and October 19, 2004 the aggregate settlement costs, cost of administering and litigation and average cost per resolved claim were as follows:

                                                    SUCCESSOR                SUCCESSOR              PREDECESSOR
                                                -------------------       --------------------   -------------------
                                                   FOR THE SIX              OCTOBER 20, 2004       JANUARY 1, 2004
                                                   MONTHS ENDED                THROUGH                THROUGH
                                                   JUNE 30, 2005            DECEMBER 31, 2004      OCTOBER 19, 2004
                                                -------------------       --------------------   -------------------
Aggregate settlement costs..................    $             339         $              --      $           3,294
Cost of administering and litigating........    $              14         $               5      $             392
Average cost per resolved claim.............    $              --         $              --      $               1

           The Company had a reserve of $1,935 and $2,293 as of June 30, 2005 and December 31, 2004, respectively, related to the estimated future payments to be made to the claimants in the settlement of the remaining incurred claims and claims incurred but not reported. The majority of payments are expected to be made over approximately the next three years. Due to the uncertainties associated with these product claims, such as greater than expected amount of unreported claims and amounts to be paid under reached global settlements, the future costs of final settlement of these claims may differ from the liability currently accrued. However, in the Company's opinion, the impact of final settlement of these claims on future operations, financial position and cash flows should not be material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in this Form 10-Q.

The Company has made forward-looking statements in this Form 10-Q that are based on management's beliefs and assumptions and on information currently available to management. Forward-looking statements include the information concerning the Company's possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, the effects of competition, outlook, objectives, plans, intentions and goals. For those statements, the Company claims the protection of the safe harbor for forward-looking statements provided for by Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "believes," "expects," "may," "will," "should," "seeks," "pro forma," "anticipates," "intends," "plans," "estimates," or the negative of any thereof or other variations thereof or comparable terminology, or by discussions of strategy or intentions.

Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. Undue reliance should not be placed on any forward-looking statements. The Company does not have any intention or obligation to update forward-looking statements after it files this Form 10-Q.

Many important factors could cause the Company's results to differ materially from those expressed in forward-looking statements. These factors include, but are not limited to, fluctuations in the Company's operating results and customer orders, unexpected decreases in demand or increases in inventory levels, changes in the price of copper, copper premiums and compound costs, the Company's competitive environment, the Company's reliance on its largest customers, risks associated with the Company's international operations, the status of the insulated wire division (including, but not limited to, the risk that the Company will be unable to renew insulated wire division customer contracts as they expire at the end of 2005 and at the beginning of 2006) and other factors. For additional information regarding risk factors, see the disclosures provided in "Risk Factors" set forth in Amendment No. 4 to the Company's registration statement on Form S-1 (File No. 333-120736) filed on August 2, 2005.

OVERVIEW

We, together with our subsidiaries, manufacture and market wire products, including bare and tin-plated copper wire and insulated copper wire products, for other wire suppliers and original equipment manufacturers or "OEMs". Our products include a broad spectrum of copper wire configurations and gauges with a variety of electrical and conductive characteristics and are utilized by a wide variety of customers primarily in the appliance, automotive, electronics and data communications and general industrial/energy industries. We manufacture and distribute our products at 19 facilities located in the United States, Mexico, France, Italy and the Philippines. We operate our business in the following segments:

          o Bare Wire Products. Our bare and tin-plated copper wire products (or conductors) are used to transmit digital, video and audio signals or conduct electricity and are sold to a diverse customer base of over 1,000 insulated wire manufacturers and various industrial OEMs for use in computer and data communications products, general industrial, energy, appliances, automobiles and other applications.

          o Insulated Wire Products. Our insulated wire products (copper conductors insulated with plastic or other polymeric compounds) are primarily manufactured for the automotive and appliance end-user markets. Our insulated wire products are used in the assembly of wire harnesses that are installed in both automobiles and appliances. A wire harness is comprised of an assembly of wires with connectors and terminals that transmit electricity between two or more end points. We also participate in niche businesses, including high temperature silicone and medical equipment markets.

Demand for our products is directly related to two primary factors:

          o demand for the end products in which our products are incorporated; and

          o our ability to compete with other suppliers in the industries we serve.

Important indicators of demand for all of our products include a number of general economic factors such as gross domestic product, interest rates and consumer confidence. In specific industries, management also monitors the following factors:

          o Automobiles - industry production statistics, which are influenced by labor relations issues, regulatory requirements and trade agreements. From January 1, 2005 to June 30, 2005, automotive industry production volumes were down 3.1% compared to the same period for 2004.

          o Appliances - industry shipment statistics for items such as refrigerators, freezers, washers, dryers, ranges and dishwashers. These statistics are impacted by replacement rates for existing appliances, housing starts, existing home sales and mortgage refinancing rates. From January 1, 2005 to June 30, 2005, industry shipments are up 0.2% compared to the same period for 2004.

          o Electronics/data communications and industrial/energy - While the end user applications are very diverse, some of the contributing factors of demand in the markets include technology spending and major industrial and/or infrastructure projects, including build-out of computer networks, mining development, oil exploration and production projects, mass transit and general commercial and industrial real estate development.

We compete with other suppliers of wire products on the basis of price, quality, delivery and the ability to provide a sufficient array of products to meet most of our customers needs. We believe our state of the art production equipment permits us to provide a high quality product while also permitting us to more efficiently manufacture our products, which assists in our ability to provide more competitively priced products. Also, we invest in engineering, research and development so that we can continue to provide our customers with the array of products and features they demand. Finally, we have located our production facilities near many of our customers' manufacturing facilities which allows us to meet our customers' delivery demands, including assisting with inventory management for just-in-time production techniques. Also, we believe there may be excess industry-wide capacity in North America following the general recessionary conditions that started in 2001.

A portion of our revenues is derived from processing customer-owned ("tolled") copper. The value of tolled copper is excluded from both our sales and costs of sales, as title to these materials and the related risks of ownership do not pass to us.

Our expenses in producing these products fall into three main categories - raw materials, including copper and insulating material (PVC and XPLE compounds), labor and to a lesser extent utilities. Copper is the primary raw material incorporated in all of our products. As a world traded commodity, copper prices have historically been subject to fluctuations. Copper prices are affected by a number of factors, including worldwide demand, mining and transportation capacity and political instability. Copper supply is generally affected by the number and capacity of the mines that produce copper. For instance, production problems at a single major mine can impact worldwide supply and prices. Copper prices have increased from 2003 levels as a result of a combination of higher demand in China, a weak U.S. dollar, an Indonesian mine disaster and stockpiling by Chilean producers. The average price of copper based upon The New York Mercantile Exchange, Inc. ("COMEX") increased to $1.53 per pound for the three months ended June 30, 2005 from $1.23 per pound for the three months ended June 30, 2004. We attempt, where possible, to minimize the impact of these fluctuations on our profitability through pass-through arrangements with our customers, which are based on similar variations of monthly copper price formulas. However, a severe increase in the price of copper can have a negative impact on our liquidity. Currently, a $0.10 per pound fluctuation in the price of copper will have a $4.7 million impact on our working capital. Additionally, the formulas for our insulated wire customers do not include adjustments for the fluctuations in the premiums charged to convert copper cathode to copper rod and deliver it to the required location. We believe that higher premiums may continue and that we may be unable to pass-through these costs to our customers for the foreseeable future. For the year ended December 31, 2004, the premium to convert copper cathode to copper rod increased by 16.0%. Beginning January 1, 2005, the premium to convert copper cathode to copper rod increased by another 19.9%.

Other major raw materials we consume include PVC and XPLE compounds. The prices of these items are generally affected by world oil prices and world-wide supply and demand and have increased significantly in 2004. World oil prices are impacted by a number of factors, including seasonal fluctuations, political instability and meterological events. For the year ended December 31, 2004, the price of a barrel of oil increased 34.4%. Correspondingly, from January 1, 2004 to January 1, 2005, the price of PVC compounds, XPLE compounds and silicone compounds increased 24.6%, 21.4% and 19.3%, respectively. The prices of PVC compounds have increased an additional 5.7% from January 1, 2005 to June 30, 2005. Our contracts with customers for insulated wire do not include adjustments for fluctuations in the price of oil, PVC compounds, XPLE compounds or silicone compounds. We believe that higher compound costs may continue and that we may be unable to pass-through these costs to our customers for the foreseeable future.

Our labor and utility expenses are directly tied to our level of production. While the number of employees we use in our operations has fluctuated with sales volume, our cost per employee continues to rise with increases in wages and the costs of providing medical coverage, worker's compensation and other fringe benefits to employees. The cost of providing medical coverage is impacted by continued inflation in medical products and services. Utility rates vary by season and the prices for coal, natural gas and other similar commodities which are used in the generation of power. We attempt to manage our utility rates through usage agreements which affect our power usage during peak usage hours.

INSULATED WIRE DIVISION

Over the last several years, the Company's insulated wire division operating results have been adversely impacted by industry wide overcapacity and increased material costs that, with the exception of copper price increases, cannot be passed through to customers under most of our current customer contracts. On November 19, 2004, we announced that we were considering strategic alternatives for our insulated wire division and had retained Rothschild Inc. as our financial advisor to assist in that process. As part of that process, we solicited expressions of interest for the acquisition of the insulated wire division from third parties, but no acceptable proposals were received. We are no longer actively pursuing that alternative, but are continuing to actively evaluate the business, which may include rationalization of division capacity, downsizing, transferring certain facilities to our bare wire division, shutting down unprofitable facilities, the sale of certain facilities, a wind down of some or all of the division, a combination of the above, or other alternatives affecting all or part of the insulated wire division.

For the insulated wire division, many of our customer contracts expire at the end of 2005 or at the beginning of 2006. As these contracts come up for renewal, we will attempt to increase our prices, negotiate pass-through arrangements for the cost of compounds used in the manufacturing process and the premiums charged to convert copper cathode to copper rod.

In this regard, on June 29, 2005, Viasystems, which represented $41.4 million, or 19%, of our pro forma insulated wire net sales for the year ended December 31, 2004 and $10.7 million, or 18%, of our insulated wire net sales for the six months ended June 30, 2005, notified us that they were electing not to renew our insulated wire supply agreement and that this agreement would terminate in accordance with its terms on December 31, 2005. In addition, Yazaki Corp. and its affiliates ("Yazaki") represented $76.1 million, or 35%, of our pro forma insulated wire net sales for the year ended December 31, 2004 and $43.2 million, or 38%, of our insulated wire net sales for the six months ended June 30, 2005. The majority of these sales, but not all, are under contracts that expire on December 31, 2005. In July 2005, Yazaki began the process of soliciting bids from us and our competitors. As of September 13, 2005, we have not been notified whether or not our contracts with Yazaki will be renewed.

Because of excess industry-wide capacity in the insulated wire segment and related pricing pressures, we may be unable to enter into new agreements with our customers, or if we do, we may be unable to enter into agreements at favorable volumes and prices. In the event Yazaki does not renew its contract or if we are unable to obtain acceptable replacement volume, we would be required to, and believe we are prepared to, downsize our business through a combination of cost reductions, closing certain plants and selling selected assets.

CHANGE IN CHIEF EXECUTIVE OFFICER

Effective as of June 1, 2005, Rodney D. Kent replaced Joseph M. Fiamingo as our chief executive officer.

RESULTS OF OPERATIONS

As is more fully discussed in Note 3 - Fresh-Start Reporting of the Notes to our Consolidated Financial Statements, we adopted fresh-start reporting pursuant to the guidance provided by the American Institute of Certified Pubic Accountant's Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("SOP 90-7"). For financial reporting purposes, the effective date of the reorganization was October 20, 2004 and our results of operations and cash flows have been separated as pre-October 20 and post-October 20, 2004 due to a change in basis of accounting in the underlying assets and liabilities. We refer to our results prior to October 20, 2004 as a result for the Predecessor Company, and we refer to our results after October 20, 2004 as results for the Successor Company.

For the reasons describe in Note 3 to our Consolidated Financial Statements and due to other non-recurring adjustments, the Predecessor Company's financial statements for the periods prior to our emergence from bankruptcy may not be comparable to the Company's subsequent financial statements, and our results of operations prior to emergence from bankruptcy, including the period from January 1 through October 19, 2004, are not indicative of future results. Readers should, therefore, review this material with caution and not rely on the information concerning the Predecessor Company as being indicative of our future results or providing an accurate comparison of financial performance.

The following table sets forth certain statement of operations data in millions of dollars and percentage of net sales for the periods indicated:

                                                 SUCCESSOR           PREDECESSOR          SUCCESSOR           PREDECESSOR
                                                  COMPANY              COMPANY             COMPANY              COMPANY
                                                -------------        -------------       -------------        -------------
                                                FOR THE THREE        FOR THE THREE        FOR THE SIX         FOR THE SIX
                                                MONTHS ENDED         MONTHS ENDED         MONTHS ENDED        MONTHS ENDED
                                                JUNE 30, 2005        JUNE 30, 2004       JUNE 30, 2005        JUNE 30, 2004
                                                -------------        -------------       -------------        -------------

 Net sales...............................      $159.1    100.0%      $143.6   100.0%     $313.1   100.0%      $281.5   100.0%
 Operating expenses:
 Cost of goods sold, exclusive of
  depreciation expense shown below.......       142.8     89.8        122.7    85.4       280.2    89.5        242.5    86.2
 Selling, general and administrative
  expenses...............................        11.4      7.2          8.7     6.1        20.7     6.6         17.4     6.2
 Depreciation and amortization...........         3.9      2.5          5.7     4.0         7.8     2.5         11.6     4.2
 Reorganization expenses.................         0.0      0.0          5.6     3.9         0.0     0.0          8.2     2.9
 Impairment and plant closing charges....         2.6      1.6          0.1     0.0         2.6     0.8          0.4     0.0
 Gain on sale of property, plant and
  equipment..............................         0.0      0.0          0.0     0.0         0.0     0.0          0.0     0.0
                                               -------   -------     -------  -------    -------  -------     -------  -------
 Operating income/(loss).................        (1.6)    (1.1)         0.8     0.6         1.8     0.6          1.4     0.5
 Other income/(expense):
  Interest expense (excluding interest of
  $8.7 and $9.8 on liabilities subject to
  compromise for the three and six months
  ended June 30, 2004....................        (3.7)    (2.3)        (2.5)   (1.8)       (7.0)   (2.3)       (13.7)   (4.9)
  Amortization of deferred financing
   costs.................................        (0.2)    (0.1)        (1.5)   (1.0)       (0.3)   (0.1)        (4.7)   (1.7)
  Other, net.............................         0.0      0.0         (0.1)   (0.1)       (0.0)   (0.0)        (0.1)   (0.0)
                                               -------   -------     -------  -------    -------  -------     -------  -------
 Loss from continuing operations before
  income tax provision...................        (5.5)    (3.5)        (3.3)   (2.3)       (5.5)   (1.8)       (17.1)   (6.1)
 Income tax provision....................         0.2      0.1          0.4     0.3         0.6     0.1          0.5     0.2
                                               -------   -------     -------  -------    -------  -------     -------  -------
 Net loss................................      $ (5.7)    (3.6%)     $ (3.7)   (2.6%)    $ (6.1)   (1.9%)     $(17.6)   (6.3%)
                                               =======   =======     =======  =======    =======  =======     =======  =======

We have two reportable segments: bare wire and insulated wire. The following table sets forth net sales and operating income / (loss) for the periods presented in millions of dollars and percentages of totals:

                                                 SUCCESSOR           PREDECESSOR          SUCCESSOR           PREDECESSOR
                                                  COMPANY              COMPANY             COMPANY              COMPANY
                                               -------------        -------------       -------------        -------------
                                                FOR THE THREE        FOR THE THREE        FOR THE SIX         FOR THE SIX
                                                MONTHS ENDED         MONTHS ENDED         MONTHS ENDED        MONTHS ENDED
                                               JUNE 30, 2005        JUNE 30, 2004       JUNE 30, 2005        JUNE 30, 2004
                                               -------------        -------------       -------------        -------------

 Net sales..............................
  Bare Wire.............................      $103.4     65%         $88.3    61%        $200.7    64%        $167.9     60%
  Insulated Wire........................        56.8     36           56.9    40          114.8    37          117.2     41
  Elimination...........................        (1.1)    (1)          (1.6)   (1)          (2.4)   (1)          (3.6)    (1)
                                              ------- -------       ------- -------      ------- -------      -------  -------
    Total...............................      $159.1    100%        $143.6   100%        $313.1   100%        $281.5    100%
                                              ======= =======       ======= =======      ======= =======      =======  =======

 Operating income/(loss)
  Bare Wire.............................     $   5.6    400%        $  7.1   111%        $ 11.5   192%        $ 11.5    117%
  Insulated Wire........................        (4.2)  (300)          (0.7)  (11)          (5.5)  (92)          (1.7)   (17)
                                              ------- -------       ------- -------      ------- -------      -------  -------
    Subtotal............................         1.4    100%           6.4   100%           6.0   100%           9.8    100%
                                                      =======               =======              =======               =======
  Corporate.............................        (3.0)                 (5.6)                (4.2)                (8.4)
                                              -------               -------              -------              -------

    Total...............................       ($1.6)               $  0.8               $  1.8               $  1.4
                                              =======               =======              =======              =======

Three Months Ended June 30, 2005 versus Three Months Ended June 30, 2004

Net sales were $159.1 million and $143.6 million for the three months ended June 2005 and 2004, respectively. Sales for the three months ended June 30, 2005 were $15.5 million, or 10.8%, above comparable 2004 levels as a result of a $18.3 million increase in the average cost and selling price of copper, a $5.1 million impact from a lower proportion of customers' tolled copper in the 2005 period compared to the 2004 period and a $0.9 million increase in sales to industrial/energy customers. These factors were partially offset by a $8.5 million decrease in volume with automotive, appliance and electronics/data communications customers and a $0.3 million reduction due to lower automotive customer pricing. The average price of copper based upon COMEX increased to $1.53 per pound for the three months ended June 30, 2005 from $1.23 per pound for the three months ended June 30, 2004.

Bare wire segment net sales for the three months ended June 30, 2005 were $103.4 million, or an increase of $15.1 million or 17.1%, from sales of $88.3 million for the comparable 2004 period. This increase was primarily the result of the previously mentioned increase in the average cost and selling price of copper of $11.8 million, $5.1 million from the impact of a lower proportion of customers' tolled copper in the 2005 period compared to the 2004 period and higher volume to customers supplying the industrial/energy market of $0.9 million. These factors were partially offset by lower volume to customers supplying the electronics/data communication, automotive and appliance markets of $2.7 million. Of the total pounds processed for the three months ended June 30, 2005 and 2004 respectively, 39.6% and 49.5% were from customers' tolled cooper.

Insulated wire segment net sales for the three months ended June 30, 2005 were $56.8 million compared to $56.9 million in the three months ended June 30, 2004, for a decrease of $0.1 million, or 0.2%. Lower sales resulted from reduced automotive and appliance volume of $6.3 million together with lower automotive customer pricing of $0.3 million. Lower automotive volume was primarily due to reduced industry-wide production rates year-over-year and customers' inventory adjustments. Industry-wide automotive production was down 3.0% for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. Appliance sales decreased to our customers supplying the appliance market in both the U.S. and Mexico. These factors were substantially offset by the previously mentioned higher average cost and selling price of copper of $6.5 million.

Cost of goods sold as a percentage of sales increased to 89.8% for the three months ended June 30, 2005 from 85.4% for the same period in 2004. The increase of 4.4 percentage points was primarily due to the increase in the average cost and selling price of copper of 1.3 percentage points; the impact of a lower proportion of customers' tolled copper in the 2005 period compared to the 2004 period of 0.4 percentage points; higher insulating compound material costs of
1.3 percentage points; increased copper rod premium for insulated wire products of 0.3 percentage points; 0.8 percentage points from higher costs in the European operations; 0.2 percentage points from lower customer pricing; and 0.1 percentage points from product mix and other cost changes.

Selling, general and administrative expenses were $11.4 million for the three months ended June 30, 2005, compared to $8.7 million for the same period in 2004. Included in the 2005 period were $0.8 million of expense under the Insulated Wired Division and the bankruptcy retention plans and other costs associated with the process of seeking strategic alternatives for the Insulated Wire Division, a $1.4 million charge for payments to be made to our former Chief Executive Officer under his employment agreement, $0.7 million for expenses related to our S-1 registration statement and $0.2 million for costs associated with Sarbanes-Oxley compliance. Excluding these amounts, selling general and administrative expense decreased $0.4 million in the 2005 period from the 2004 period. This decrease was the result of lower accruals for personnel related costs, volume related shipping and freight costs and bad debt provision partially offset by higher professional fees. Excluding the previously mentioned amounts in 2005, selling, general and administrative expenses, as a percent of net sales, decreased from 6.1% for the three months ended June 30, 2004 to 5.2% for the three months ended June 30, 2005, primarily from the effect of higher copper costs and selling prices and a lower proportion of customers' tolled copper in 2005.

Depreciation and amortization was $3.9 million for the three months ended June 30, 2005, compared to $5.7 million for the same period in 2004. The decrease of $1.8 million was primarily due to lower depreciation on property, plant and equipment as the result of the adoption of "fresh start" reporting under SOP 90-7 as the carrying values were adjusted to fair market values as of October 20, 2004. This reduction was partially offset by increased amortization of identifiable intangibles.

Reorganization expenses relating to the Chapter 11 bankruptcy filing and the related process preceding the bankruptcy filing were $0.0 million for the three months ended June 30, 2005, compared to $5.6 million for the same period in 2004.

Impairment and plant closing charges for the three months ended June 30, 2005 were $2.6 million and $0.1 million in the three months ended June 30, 2004. Included in the 2005 period was a $2.5 million impairment of identifiable intangible assets related to the insulated wire segment. On June 29, 2005, Viasystems, which represented 19% of net sales for the insulated wire segment for the three months ended June 30, 2005, notified us that they were electing not to renew their insulated wire supply agreement and that this agreement would terminate pursuant to its terms on December 31, 2005. In connection therewith, certain of our identifiable intangible assets were deemed to be impaired. These assets derive their values primarily from projected cash flows. Based on the noticed received in the second quarter, future cash flows were deemed to be negatively affected and resulted in the decline in value of the segment's identifiable intangibles. Plant closing changes for the three months ended June 30, 2005 and 2004 were $0.1 million and $0.1 million, respectively from costs associated with previously closed plants.

Operating income/(loss) for the three months ended June 30, 2005 was ($1.6) million compared to $0.8 million for the 2004 period, or a decrease of $2.4 million. This decrease was primarily the impact of the higher cost of goods sold, increased selling, general and administrative expenses and the impairment charge in the 2005 period. These factors were partially offset by reduced depreciation and amortization and lower reorganization expenses. Bare wire segment's operating income of $5.6 million for the 2005 period decreased from the 2004 period by $1.5 million, or 21.1%, primarily from lower volume levels and increased costs in the European operations, partially offset by lower depreciation and amortization. Insulated wire segment's operating (loss) was ($4.2) million for the three months ended June 30, 2005 compared to ($0.7) million in the 2004 period. This decrease of $3.5 million was from lower sales volume, higher costs for insulating compound materials and copper rod premium costs, and the $2.5 million impairment charge. These factors were partially offset by lower depreciation and amortization. Operating income in the 2005 period also increased by $2.6 million from lower reorganization expenses partially offset by retention plans expense, other costs associated with the Insulated Wire Division strategic alternatives, the S-1 registration expenses and Sarbanes-Oxley compliance costs.

Interest expense was $3.7 million and $2.5 million for the three months ended June 30, 2005 and 2004, respectively, for an increase of $1.2 million. This increase was primarily due to the non-recognition of $8.7 million interest on our $305 million of 11.75% and 14% Senior Subordinated Notes, which were subject to compromise in the 2004 period, coupled with the 10% interest on our $75 million of new notes. In addition, interest rates are slightly higher on our senior credit facility in 2005 compared to the Debtor-In-Possession financing
(DIP) in 2004.

Amortization of deferred financing cost decreased $1.3 million to $0.2 million for the three months ended June 30, 2005 from $1.5 million for the 2004 period as the result of lower deferred financing fees related to our new senior credit facility compared to the DIP financing facility in 2004.

Income tax provisions were $0.2 million and $0.4 million for the three months ended June 30, 2005 and 2004, respectively. The tax provisions represent certain state and foreign income taxes only.

Net loss of $5.7 million and $3.7 million were recorded for the three months ended June 30, 2005 and 2004, respectively. The increase of net loss of $2.0 million in the three months ended June 30, 2005 was the result of lower operating income and increased interest expense, partially offset by lower amortization of deferred financing fees.

Six Months Ended June 30, 2005 versus Six Months Ended June 30, 2004

Net sales were $313.1 million for the six months ended June 2005 compared to $281.5 million for the six months ended June 30, 2004. Sales for the six months ended June 2005 were $31.6 million, or 11.2%, above comparable 2004 levels as a result of a $30.8 million increase in the average cost and selling price of copper, a $16.1 million impact of a lower proportion of customers' tolled copper in the 2005 period compared to the 2004 period, partially offset by a $14.7 million decrease in volume, primarily with automotive, appliance and electronics/data communications customers, and a $0.6 million decrease in sales due to lower automotive customer pricing. The average price of copper based upon COMEX increased to $1.50 per pound for the six months ended June 30, 2005 from $1.23 per pound for the six months ended June 30, 2004.

Bare wire segment net sales for the six months ended June 30, 2005 were $200.7 million, or an increase of $32.8 million or 19.5%, from sales of $167.9 million for the comparable 2004 period. This increase was primarily the result of the previously mentioned increase in the average cost and selling price of copper of $19.0 million, $16.1 million from the impact of a lower proportion of customers' tolled copper in the 2005 period compared to the 2004 period and higher volume to customers supplying the industrial/energy market of $1.6 million. These factors were partially offset by lower volume to customers supplying the electronics/data communication, automotive and appliance markets of $3.9 million. Of the total pounds processed for the six months ended June 30, 2005 and 2004 respectively, 41.0% and 51.7% were from customers' tolled copper.

Insulated wire segment net sales for the six months ended June 30, 2005 were $114.8 million compared to $117.2 million in the six months ended June 30, 2004, for a decrease of $2.4 million, or 2.0%, from comparable 2004 period. Lower sales resulted from reduced automotive and appliance sales volume of $13.6 million, which was due to reduced industry-wide production rates year-over-year and customers' inventory adjustments, and lower automotive customer pricing of $0.6 million. Industry-wide automotive production was down 3.1% for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. Appliance sales decreased to our customers supplying the appliance market in both the U.S. and Mexico. These factors were partially offset by the previously mentioned higher average cost and selling price of copper of $11.8 million.

Cost of goods sold as a percentage of sales increased to 89.5% for the six months ended June 30, 2005 from 86.2% for the same period in 2004. The increase of 3.3 percentage points was primarily due to: the increase in the average cost and selling price of copper of 1.1 percentage points; the impact of a lower proportion of customers' tolled copper in the 2005 period compared to the 2004 period of 0.7 percentage points; higher insulating compound material costs of
1.3 percentage points; increased copper rod premium for insulated wire products of 0.3 percentage points; 0.2 percentage points from lower customer pricing; and
0.2 percentage points from higher costs in the European operations. These increases were partially offset by product mix and other cost reductions of 0.5 percentage points.

Selling, general and administrative expenses were $20.7 million and $17.4 million for the six months ended June 30, 2005 and 2004, respectively. Included in the 2005 period were $2.0 million of expense under the Insulated Wire Division and the bankruptcy retention plans and other costs associated with the process of seeking strategic alternatives for the Insulated Wire Division, a $1.4 million charge for payments to be made to our former Chief Executive Officer under his employment agreement, $0.7 million for expenses related to our S-1 registration statement and $0.3 million for costs associated with Sarbanes-Oxley compliance. Excluding these amounts, selling general and administrative expense decreased $1.1 million in the 2005 period from the 2004 period. This decrease was the result of lower accruals for personnel related costs, volume related shipping and freight costs and bad debt provision partially offset by higher professional fees. Excluding the previously mentioned amounts in 2005, selling, general and administration expenses, as a percent of net sales, decreased from 6.2% for the six months ended June 30, 2004 to 5.2% for the six months ended June 30, 2005, primarily from the effect of higher copper costs and selling prices and a lower proportion of customers' tolled copper in the 2005 period.

Depreciation and amortization was $7.8 million for the six months ended June 30, 2005, compared to $11.6 million for the same period in 2004. This decrease of $3.8 million was primarily due to lower depreciation on property, plant and equipment as the result of the adoption of "fresh start" reporting under SOP 90-7 as the carrying values were adjusted to fair market values as of October 20, 2004. This reduction was partially offset by increased amortization of identifiable intangibles.

Reorganization expenses relating to the Chapter 11 bankruptcy filing and the related process preceding the bankruptcy filing were $8.2 million for the six months ended June 30, 2004. There were no similar expenses in the 2005 period.

Impairment and plant closing charges for the six months ended June 30, 2005 were $2.6 million and $0.4 million in the six months ended June 30, 2004. The 2005 period included the aforementioned $2.5 million impairment of intangible assets related to the insulated wire segment. Plant closing charges for the six months ended June 30, 2005 and 2004 were $0.1 million and $0.4 million, respectively from costs associated with previously closed plants.

Operating income/(loss) for the six months ended June 30, 2005 was $1.8 million compared to $1.4 million for the 2004 period, or an increase of $0.4 million. This increase was primarily from reduced depreciation and amortization and lower reorganization expenses. These factors were partially offset by the higher cost of goods sold, increased selling, general and administrative expenses and the impairment charge in the 2005 period. Bare wire segment's operating income for the six months ended June 30, 2005 was $11.5 million compared to $11.5 million in the 2004 period, or no change between the 2005 and 2004 period. Insulated wire segment's operating (loss) of ($5.5) million for the six months ended June 30, 2005 compared to ($1.7) million in the 2004 period, or a decrease of $3.8 million, primarily resulted from lower sales volume, higher costs for insulating compound materials and copper rod premium costs and the $2.5 million impairment charge recorded in the second quarter. These factors were partially offset by lower depreciation and amortization. Operating income in the 2005 period also increased by $4.2 million from lower reorganization expenses partially offset by retention plans expense, other costs associated with the Insulated Wire Division strategic alternatives, S-1 registration expenses and Sarbanes-Oxley compliance costs.

Interest expense was $7.0 million and $13.7 million for the six months ended June 30, 2005 and 2004, respectively, for a decrease of $6.7 million. This decrease was primarily due to the exchange of $305 million of our 11.75% and 14% Senior Subordinated Notes (which were subject to compromise in the 2004 period) for $75 million of new notes and equity, as well as, lower interest rates on our senior credit facility and DIP compared to the 10.375% Senior Secured Notes and the 11.75% and 14% Senior Subordinated Notes during the period January 1, 2004 to March 24, 2004.

Amortization of deferred financing cost decreased $4.4 million to $0.3 million for the six months ended June 30, 2005 from $4.7 million for the 2004 period as the result of lower deferred financing fees related to our new senior credit facility compared to the DIP financing facility in 2004 and the write-off of deferred financing fees related to our 10.375% Senior Secured Notes that were repaid before maturity on March 24, 2004.

Income tax provisions were $0.6 million and $0.5 million for the six months ended June 30, 2005 and 2004, respectively. The tax provisions represent certain state and foreign income taxes only.

Net loss of $6.1 million and $17.6 million were recorded for the six months ended June 30, 2005 and 2004, respectively. The decrease of $11.5 million in the six months ended June 30, 2005 was the result of higher operating income, lower interest expense and lower amortization of deferred financing fees.

FINANCIAL CONDITION

At the end of the second quarter, total cash and cash equivalents was $8.3 million, down $6.9 million from year-end 2004. During the first six months of 2005, we used $6.6 million of cash to pay for reorganization activities.

Accounts receivable increased $19.1 million from year-end 2004 primarily as the result of increased copper prices. Days sales outstanding improved slightly at the end of the second quarter compared to year-end 2004.

Inventories of $74.7 million as of June 30, 2005, decreased by $8.6 million from December 31, 2004 from planned reductions and a $3.4 million increase in the LIFO reserve. Accordingly, inventory turns improved in the 2005 period compared to 2004.

Accounts payable were $31.6 million as of June 30, 2005, or an increase of $18.9 million from December 31, 2004 levels, as trade vendor terms were re-established after emerging from Chapter 11 bankruptcy.

CRITICAL ACCOUNTING POLICIES

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States requires us to use estimates and assumptions regarding certain types of our assets, liabilities, revenues and expenses. We base these estimates and assumptions upon the best information available at the time of the estimates or assumptions. Actual results could change materially from our estimates and assumptions. The following is a discussion of certain of our critical accounting policies and the related management estimates and assumptions necessary in determining the value of related assets or liabilities.

     Revenue Recognition

We recognize revenue when all of the following criteria are satisfied: persuasive evidence of an arrangement exists; risk of loss and title transfer to the customer; the price is fixed and determinable; and collectibility is reasonably assured. Generally, sales and related cost of goods sold are included in income when goods are delivered to customers in accordance with the invoice terms F.O.B. destination for bare wire products and when goods are shipped to customers in accordance with invoice terms F.O.B. shipping point for insulated wire products. A provision for product returns is recorded based on historical experience and any notification received of pending returns. Such returns have historically been within our expectations and the provisions established.

We recognize revenue from services performed to process customer-owned ("tolled") copper. Such revenue is recognized at the time the product is received by the customer. The value of tolled copper is excluded from both sales and cost of goods sold, as title to these materials and the related risks of ownership do not pass to us.

     Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current creditworthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that the historical credit loss rates will continue in the future. Since we have a number of relatively large customers, a significant change in the liquidity or financial position of one of these customers could have a material adverse impact on the collectibility of our accounts receivables and our future operating results.

     Inventories

Inventories are valued at the lower of cost, determined using the last in, first out ("LIFO") method, or the current estimated market value of the inventory. Because the main component of our products is copper, a worldwide traded commodity, the estimated fair market value of the inventory is subject to wide fluctuations. Any significant decline in the average COMEX price of copper can result in an inventory valuation adjustment.

     Deferred Taxes

We establish deferred tax assets and liabilities based on profits or losses in each jurisdiction in which we operate. Associated valuation allowances reflect the likelihood of the recoverability of these assets. Our judgment of the recoverability of these assets is based primarily on our estimate of current and expected future earnings as well as prudent and feasible tax planning strategies. Any reversal of valuation allowance that existed at October 20, 2004, the date we emerged from bankruptcy, will first offset goodwill, then intangible assets and then increase additional paid-in capital in accordance with SOP 90-7.

As a result of the reorganization, the Company underwent an ownership change within the meaning of Section 382 of the Internal Revenue Code (IRC). As a result, the Company is subject to an annual limitation of approximately $8 million on the amount of NOL and credit carryforwards and other built-in losses, consisting principally of the bad debt reserves and amortization deductions, which the Company may utilize in the U.S.

A debtor is not required to include gain on the discharge of debt in income if the debt discharge occurs in bankruptcy. However, IRC Section 108 requires that the debtor's NOL, capital and credit carryovers first be reduced and then tax basis in assets be reduced. The Company expects to reduce available current year tax losses and NOL carryforwards by approximately $102 million as a result of the bankruptcy reorganization. After consideration of this reduction, the Company expects to have NOL carryforwards of approximately $45 million as of December 31, 2004, available to offset future federal taxable income. These NOL carryforwards expire in varying amounts in the years 2010 to 2023 if not utilized.

     Long Lived Assets

We review the net realizable value of our long-lived assets through an assessment of the estimated future cash flows related to those assets. In the event we determine that the carrying values of long-lived assets are in excess of estimated gross future cash flows for those assets, we will write-down the value of the assets to a level commensurate with a discounted cash flow analysis of the estimated future cash flows. As for goodwill, we compare the carrying value of our reporting units to the fair value of such units based primarily on the reporting unit's cash flows. To the extent the carrying value exceeds such fair value, the respective goodwill is written down to its fair value.

We test for goodwill impairment annually and between annual tests if an event occurs or if circumstances change that would more likely than not reduce the fair value of a reporting unit below the unit's carrying amount. Performing the impairment test requires us to estimate the fair values using the present value of estimated future cash flows. We will perform our annual impairment test for 2005 in the fourth quarter of 2005. A significant downward revision in the estimated fair value of future cash flows could result in a material impairment of our remaining goodwill.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 4 to our Consolidated Financial Statements for a discussion of recently issued accounting standards that are not yet effective for us.

LIQUIDITY AND CAPITAL RESOURCES

     Working Capital and Cash Flows

Net cash provided by continuing operations was $7.5 million for the six months ended June 30, 2005, compared to net cash used by continuing operations of $14.2 million for the six months ended June 30, 2004. This improvement of $21.7 million was primarily the result of increased accounts payable terms from trade vendors of $16.1 million after emerging from Chapter 11 bankruptcy, a decrease in inventories of $15.5 million and lower accounts receivable during the periods of $2.8 million. These factors were partially offset by the payment of accrued payroll related items of $2.8 million in the 2005 period and lower accrued liabilities and other items of $9.9 million.

Net cash used in discontinued operations was $0.4 million in both the six months ended June 30, 2005 and 2004 and represented payments associated with hose claims.

Net cash used in reorganization activities was $6.6 million in the six months ended June 30, 2005 compared to $4.9 million in the 2004 period. This increase of $1.7 million resulted from the final payments of legal and professional fees under the Chapter 11 bankruptcy as approved by the court in the 2005 period.

Net cash used in investing activities for capital expenditures was $3.9 million for the six months ended June 30, 2005, compared to $5.2 million for the six months ended June 30, 2004, primarily from a slight decrease for normal replacement and cost reduction expenditures.

Net cash used in financing activities was $3.6 million for the six months ended June 30, 2005, compared to net cash provided by financing activities of $3.8 million for the six months ended June 30, 2004. The decrease was primarily the result of net reduction of $4.7 million under our senior revolving credit facility in the 2005 period compared to net debtor-in-possession borrowings of $86.6 million in 2004 which was used to repay $82.0 million of Senior Secured Notes in the 2004 period.

     Financing Arrangements

Concurrently with the consummation of our reorganization, we and our domestic subsidiaries entered into (1) a credit agreement which provides for a five-year senior revolving credit facility in an amount up to $110.0 million (including as a sub-facility of the revolving credit facility, a $25 million letter of credit facility), and (2) a credit agreement which provides for a $30.0 million five-year senior term loan facility. The proceeds of the facilities were used to repay our DIP facility and for working capital and other general corporate purposes. We also issued the $75 million of 10% Secured Senior Subordinated Notes to the former holders of our Subordinated Notes. For a description of the terms of these facilities and the Notes, see Note 9 to the unaudited Consolidated Financial Statements.

     Liquidity

We require cash for working capital, capital expenditures, debt service and taxes. Our working capital requirements generally increase when demand for our products increase or when copper, copper premiums or compound costs material increase significantly or rapidly. Currently, a $0.10 per pound fluctuation in the price of copper will have a $4.7 million impact on our working capital. The average price of copper based upon COMEX increased to $1.53 per pound for the three months ended June 30, 2005 from $1.23 per pound for the three months ended June 30, 2004.

Our principal sources of cash are generated from operations and availability under our debt financing arrangements. We expect that ongoing requirements for working capital, capital expenditures, debt service and taxes will be funded from operating cash flow and borrowings under our $110 million revolving credit facility dated October 20, 2004.

As of June 30, 2005, we had $8.3 million of unrestricted cash and cash equivalents. Actual borrowings availability under our revolving credit facility is subject to a borrowing base calculation, generally based upon a percentage of eligible accounts receivable, inventory and property, plant and equipment. As of June 30, 2005, our borrowing base was $105.3 million and our outstanding indebtedness under the revolving credit facility (including outstanding letters of credit) was $66.1 million, resulting in a remaining availability as of such date of $39.2 million. As of July 31, 2005, our borrowing base was $104.9 million, and, as of August 31, 2005, our outstanding indebtedness under the revolving credit facility (including outstanding letters of credit) was $51.7 million.

For the year ended December 31, 2005, we anticipate that our capital expenditures will be approximately $8.0 to $10.0 million. In addition, for full year 2005, we expect that our debt service obligations will be approximately $15.3 million. We expect our cash on hand, operating cash flow, together with available borrowings under the senior revolving credit facility, will be sufficient to meet our anticipated future operating expenses, capital expenditures and debt service requirements. However, our ability to generate sufficient cash flow to meet our operating needs could be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. Any significant reduction in customer demand for our products, change in competitive conditions, increases in our major material components including copper and insulating materials, or adverse changes in economic conditions in the U.S. or worldwide could impact our ability to generate sufficient cash flow to fund operations.

OFF-BALANCE SHEET ARRANGEMENTS

We have not historically utilized off-balance sheet financing arrangements and have no such arrangements as of June 30, 2005. However, we do finance the use of certain facilities and equipment under lease agreements provided by various institutions. Since the terms of these agreements meet the definitions of operating lease agreements, the sum of future lease payments is not reflected on our consolidated balance sheets. As of June 30, 2005, the future minimum lease payments under these arrangements totaled $3.2 million.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We do not ordinarily hold market risk sensitive instruments for trading purposes. We do, however, recognize market risk from interest rate, foreign currency exchange and commodity price exposure.

     Interest Rate Risk

At June 30, 2005, approximately $86.9 million of $161.9 million of long-term debt, specifically, $86.9 million of borrowings under our senior credit facility, bear interest at variable rates. A hypothetical 1% increase in variable interest rates would reduce annual income by $0.9 million based on the debt outstanding as of June 30, 2005. We are not currently engaged in any hedging activities.

     Foreign Currency Risk

We have operations in Mexico, France, Italy and the Philippines. Our operations may, therefore, be subject to volatility because of currency fluctuations. Sales and expenses are denominated in local currencies for the French and Italian operations. The U.S. Dollar is the functional currency for Mexico and the Philippines operations. As a result, these operations are subject to market risk with respect to fluctuations in the relative value of currencies. We evaluate from time-to-time various currency hedging programs that could reduce the risk.

In terms of foreign currency translation risk, we are exposed primarily to the euro, the Mexican peso and the Philippine peso. Our net foreign currency investment in foreign subsidiaries and affiliates translated into United States dollars using month-end exchange rates at June 30, 2005 and year-end exchange rates at December 31, 2004, was $70.1 million and $62.3 million, respectively.

At August 30, 2005, we had no financial instruments outstanding that were sensitive to changes in foreign currency rates.

     Commodity Price Risk

The principal raw material used by us is copper, which is purchased in the form of 5/16-inch rod from the major copper producers in North American, Europe and Asia. Copper rod prices are based on market prices, which are generally established by reference to the COMEX prices, plus a premium charged to convert copper cathode to copper rod and deliver it to the required location. As a worldwide traded commodity, copper prices have historically been subject to fluctuations. While fluctuations in the price of copper may directly affect the per unit prices of our products, these fluctuations have not had, nor are expected to have, a material impact on our profitability due to copper price pass-through arrangements that we have with our customers. These sales arrangements are based on similar variations of monthly copper price formulas. Use of these copper price formulas minimizes the differences between raw material copper costs charged to the cost of sales and the pass-through pricing charge to customers. However, a severe increase in the price of copper could negatively impact our short-term liquidity because of the period of time between our purchase of copper at an increased price and the time at which we receive cash payments after selling end products to customers reflecting the increased price. These formulas for our insulated wire customers do not, however, include adjustments for the fluctuations in the premiums charged to convert copper cathode to copper rod and deliver it to the required locations. In 2004, the premium to convert copper cathode to copper rod increased by 16.0%. Beginning January 1, 2005, the premium to convert copper cathode to copper rod increased by another 19.9%. We believe that higher premiums may continue.

Other major raw materials we consume include PVC compounds, XPLE compounds, silicone compounds and tin. The prices of these items are generally affected by world oil prices and worldwide supply and demand and increased significantly in 2004. World oil prices are impacted by a number of factors, including seasonal fluctuations, political instability and meteorological events. In 2004, the price of a barrel of oil increased 34.4%. Correspondingly, in 2004, the price of PVC compounds, XPLE compounds, silicone compounds and tin increased 24.6%, 21.4%, 19.3% and 32.6% respectively. The prices of PVC compounds have increased an additional 5.7% from January 1, 2005 to June 30, 2005. Our contracts with customers for insulated wire do not include adjustments for fluctuations in the price of oil, PVC compounds, XPLE compounds, silicone compounds or tin. From January 1, 2005 to August 31, 2005, the price of a barrel of oil increased 64% and we believe higher compound costs may continue.

ITEM 4.     CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

     Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

During the quarter ended June 30, 2005, there have been no material developments in the Company's legal proceedings. For more detailed information, see Note 13 to our Consolidated Financial Statements and the disclosures provided in "Business--Legal Proceedings" set forth in Amendment No. 4 to the Company's registration statement on Form S-1 (File No. 333-120736) filed on August 2, 2005

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

On September 13, 2005, Joseph M. Fiamingo resigned as a director from our company.

ITEM 6.     EXHIBITS

    Exhibit
    Number       Description
    ------       -----------

     10.1        Form of Indemnification Agreement

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



                                  INTERNATIONAL WIRE GROUP, INC.




Dated:  September 14, 2005        By:     /s/ GLENN J. HOLLER
                                          --------------------------------------
                                  Name:   Glenn J. Holler
                                  Title:  Senior Vice President and Chief
                                          Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)

                                  EXHIBIT INDEX


    Exhibit
    Number       Description
    ------       -----------

     10.1        Form of Indemnification Agreement

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