Form 10-Q
period 2005-09-30
INTERNATIONAL WIRE GROUP INC
filed 2005-11-14
CIK 947429

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                     ------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    -----------------


                                    000-51043
                            (Commission File Number)


                         INTERNATIONAL WIRE GROUP, INC.
             (Exact name of Registrant as specified in its charter)


           DELAWARE                                      43-1705942
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


                                 12 MASONIC AVE.
                                CAMDEN, NY 13316
                                 (315) 245-3800
               (Address, including zip code, and telephone number,
                 including area code, of Registrant's principal
                               executive offices)


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

                                 YES [ ] NO [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 YES [ ] NO [X]

APPLICABLE ONLY TO ISSUES INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                 YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of October 31, 2005, there were 10,000,002 shares, par value $.01 per share, outstanding.

                         INTERNATIONAL WIRE GROUP, INC.


                                      INDEX

PART I. - FINANCIAL INFORMATION..................................................................................1

         Item 1.  Financial Statements (Unaudited)...............................................................1

                  Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004.....................1

                  Consolidated Statements of Operations for the three and nine months ended
                           September 30, 2005 and 2004...........................................................2

                  Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and
                           2004..................................................................................3

                  Notes to Consolidated Financial Statements.....................................................4

         Item 2.  Management's Discussion And Analysis Of Financial Condition And Results Of Operations.........15

         Item 3.  Quantitative and Qualitative Disclosure About Market Risk.....................................27

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

         Item 4.  Submission of Matters to a Vote of Security Holders...........................................28

         Item 5.  Other Information.............................................................................28

         Item 6.  Exhibits......................................................................................29

         Signatures.............................................................................................30


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         INTERNATIONAL WIRE GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                SEPTEMBER 30,         DECEMBER 31,
                                                                                     2005                 2004
                                                                               ------------            ------------
                                                                              (IN THOUSANDS, EXCEPT FOR SHARE DATA)
                                     ASSETS
Current assets:
   Cash and cash equivalents...........................................            $6,725                 $15,192
   Accounts receivable, less allowance of $3,079 and $4,060............            99,534                  70,609
   Inventories.........................................................            69,354                  83,319
   Prepaid expenses and other..........................................            10,697                  11,118
                                                                               ------------            ------------
     Total current assets..............................................           186,310                 180,238
Property, plant and equipment, net.....................................            96,387                 104,132
Goodwill...............................................................            71,359                  71,359
Identifiable intangibles, net..........................................            21,889                  27,898
Deferred financing costs, net..........................................             2,619                   3,075
Restricted cash........................................................             1,987                   3,107
Other assets...........................................................             3,389                   4,398
                                                                               ------------            ------------
     Total assets......................................................          $383,940                $394,207
                                                                               ============            ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term obligations.........................              $428                  $1,341
   Accounts payable....................................................            40,900                  12,751
   Accrued and other liabilities.......................................            15,327                  23,374
   Accrued payroll and payroll related items...........................             5,617                   6,190
   Customers' deposits.................................................            12,607                  12,376
   Accrued interest ...................................................             3,707                   1,703
                                                                               ------------            ------------
     Total current liabilities.........................................            78,586                  57,735
Long-term obligations, less current maturities.........................           147,047                 165,308
Other long-term liabilities............................................             3,722                   4,783
                                                                               ------------            ------------
     Total liabilities.................................................           229,355                 227,826
                                                                               ------------            ------------
Stockholders' equity:..................................................
   Common stock, $.01 par value, 20,000,000 shares authorized, 10,000,002
     issued and outstanding............................................               100                     100
   Contributed capital.................................................           175,600                 175,600
   Accumulated (deficit)...............................................           (20,558)                (10,762)
   Accumulated other comprehensive income/(loss).......................              (557)                  1,443
                                                                               ------------            ------------
     Total stockholders' equity........................................           154,585                 166,381
                                                                               ------------            ------------
     Total liabilities and stockholders' equity........................          $383,940                $394,207
                                                                               ============            ============

        See accompanying notes to the consolidated financial statements.

                         INTERNATIONAL WIRE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 SUCCESSOR        PREDECESSOR         SUCCESSOR        PREDECESSOR
                                                                  COMPANY           COMPANY            COMPANY           COMPANY
                                                              ----------------  ----------------  ----------------   ---------------
                                                               FOR THE THREE     FOR THE THREE      FOR THE NINE      FOR THE NINE
                                                                MONTHS ENDED      MONTHS ENDED      MONTHS ENDED      MONTHS ENDED
                                                                SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
                                                                    2005              2004              2005              2004
                                                              ----------------  ----------------  ----------------   ---------------
                                                                                            (UNAUDITED)
                                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)
Net sales.................................................... $      172,809    $    132,924      $      485,897     $     414,381
Operating expenses:
Cost of goods sold, exclusive of
     depreciation expense shown below........................        153,157         112,155             433,357           354,686
Selling, general and administrative expenses.................          9,499           8,022              30,156            25,402
Depreciation.................................................          2,734           5,357               8,099            15,360
Amortization.................................................          1,139             725               3,561             2,326
Reorganization expenses......................................             --           2,400                  --            10,584
Impairment and plant closing charges.........................          5,836             183               8,489               595
Gain/(loss) on sale of property plant and equipment..........              1             (67)                  8              (105)
                                                              ----------------  ----------------  ----------------   ---------------
Operating income.............................................            443           4,149               2,227             5,533
Other income/(expense):
     Interest expense (excluding interest of $9,061
         and $18,812 on liabilities subject to compromise for
         the three and nine months ended September 30, 2004).         (3,521)         (1,725)            (10,537)          (15,403)
     Amortization of deferred financing costs................           (162)           (426)               (484)           (5,122)
     Other, net..............................................            (70)            (79)                (94)             (200)
                                                              ----------------  ----------------  ----------------   ---------------
Income/(loss) before income tax provision....................         (3,310)          1,919              (8,888)          (15,192)
Income tax provision.........................................            337             145                 908               642
                                                              ----------------  ----------------  ----------------   ---------------

Net income/(loss)............................................ $       (3,647)   $      1,774      $       (9,796)    $     (15,834)
                                                              ================  ================  ================   ===============
Basic and diluted net income/(loss) per share................ $         (.36)   $      1,774      $         (.98)    $     (15,834)
                                                              ================  ================  ================   ===============

Weighted average basic and diluted shares outstanding             10,000,002           1,000          10,000,002             1,000





        See accompanying notes to the consolidated financial statements.

                         INTERNATIONAL WIRE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               SUCCESSOR             PREDECESSOR
                                                                               ---------             -----------
                                                                           NINE MONTHS ENDED      NINE MONTHS ENDED
                                                                          SEPTEMBER 30, 2005     SEPTEMBER 30, 2004
                                                                          ------------------     ------------------
                                                                                        (IN THOUSANDS)
CASH FLOWS PROVIDED BY/(USED IN) OPERATING ACTIVITIES:
   Net loss.......................................................        $          (9,796)     $         (15,834)
   Adjustments to reconcile net loss to net cash
     provided by/(used in) operating activities:
     Depreciation.................................................                    8,099                 15,360
     Amortization.................................................                    3,561                  2,326
     Amortization of deferred financing costs.....................                      484                  5,122
     Provision for doubtful accounts..............................                      333                    242
     (Gain)/loss on sale of property, plant and equipment.........                       (8)                   105
     Impairment of long-lived assets..............................                    8,331                     --
     Change in assets and liabilities:
       Accounts receivable........................................                  (30,738)               (19,259)
       Inventories................................................                   13,167                (12,687)
       Prepaid expenses and other assets..........................                     (562)                (3,455)
       Accounts payable...........................................                   28,728                  3,390
       Accrued and other liabilities..............................                     (412)                10,889
       Accrued payroll and payroll related items..................                     (573)                 1,990
       Customers' deposits........................................                      231                  1,459
       Accrued interest...........................................                    2,004                  7,613
       Other long-term liabilities................................                     (822)                   256
                                                                          ------------------     ------------------
         Net cash provided by/(used in) continuing operations                        22,027                 (2,483)
     Net cash used in discontinued operations.....................                     (541)                  (551)
                                                                          ------------------     ------------------
             Net cash provided by/(used in) operating activities
               before reorganization activities...................                   21,486                 (3,034)

CASH FLOWS USED IN REORGANIZATION ACTIVITIES......................                   (6,582)                (7,242)
                                                                          ------------------     ------------------
             Net cash provided by/(used in) operating activities..                   14,904                (10,276)
CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures..............................................                   (5,563)                (7,471)
Proceeds from sale of property, plant and equipment...............                       13                    195
                                                                          ------------------     ------------------
             Net cash used in investing activities................                   (5,550)                (7,276)
CASH FLOWS PROVIDED BY/(USED IN) FINANCING ACTIVITIES:
       Borrowings of long-term obligations........................                   28,239                 92,000
       Repayment of borrowings....................................                  (47,413)               (90,501)
       Restricted cash............................................                    1,120                 (1,643)
       Financing fees.............................................                      (28)                (2,549)
                                                                          ------------------     ------------------
             Net cash used in financing activities................                  (18,082)                (2,693)
Effects of exchange rate changes on cash and cash equivalents.....                      261                    322
                                                                          ------------------     ------------------
             Net change in cash and cash equivalents..............                   (8,467)               (19,923)
Cash and cash equivalents at beginning of the period..............                   15,192                 25,981
                                                                          ------------------     ------------------
Cash and cash equivalents at end of the period....................        $           6,725      $           6,058
                                                                          ==================     ==================

        See accompanying notes to the consolidated financial statements.

                         INTERNATIONAL WIRE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



1.       BUSINESS ORGANIZATION AND BASIS OF PRESENTATION

         UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

         The unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of International Wire Group, Inc. (the "Company"). The results for the three and nine months ended September 30, 2005 and 2004 are not necessarily indicative of the results that may be expected for a full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2004 and 2003 and for the periods from October 20, 2004 through December 31, 2004, and January 1, 2004 through October 19, 2004 and for the years ended December 31, 2003 and 2002. For further information, see the Company's financial statements, including the accounting policies and notes thereto, included in Amendment No. 4 to the Company's registration statement on Form S-1 (File No. 333-120736) filed on August 2, 2005.

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

         Under Chapter 11, certain claims against the debtor in existence prior to the filing of the petition for relief under federal bankruptcy laws are stayed while the debtor continues business operations as a debtor-in-possession. These claims are considered "liabilities subject to compromise." The primary categories of liabilities subject to compromise as of March 24, 2004 were the following:

Accrued interest.................................................     $     29,252
Senior subordinated notes, excluding unamortized premium.........          305,000
                                                                     --------------
Total............................................................     $    334,252
                                                                     ==============


         The Predecessor incurred reorganization expenses primarily related to professional fees as follows:

                                                                         JANUARY 1
                                                                          THROUGH
                                                                       SEPTEMBER 30,
                                                                           2004
                                                                     --------------
Consulting.......................................................     $      3,235
Legal............................................................            3,684
Key Employee Retention Plan......................................            2,873
Deferred financing fees..........................................            1,548
Premium on 11.75 percent Series B Senior Subordinated Notes......          (2,673)
Other............................................................            1,917
                                                                     --------------
                                                                      $     10,584
                                                                     ==============

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

         At October 20, 2004, the liabilities of the Successor consisted primarily of post-petition current liabilities, outstanding pre-petition claims, $96,581 under the Senior Revolving Credit and Term Loan Facility (Note 9) and $75,000 of Senior Secured Subordinated Notes. The Successor's consolidated balance sheet included no beginning retained earnings/deficit, and accumulated depreciation and amortization were reduced to $0 at October 20, 2004 in connection with recording the property, plant, and equipment and identifiable intangibles at estimated fair value.

         As required under SOP 90-7, the Company determined the fair market value of its identifiable intangible assets at October 20, 2004. The Company allocated $16,234 to customer contracts and relationships, $14,200 to trade names and trademarks and $2,671 to leases. The total effect of fresh start adjustments on identifiable intangible assets from the Predecessor at October 19, 2004 to the Successor at October 20, 2004 was a net increase of $30,124.

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

         In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. The Company will adopt the provisions of SFAS No. 123R effective the first quarter of fiscal year 2006, which begins on January 1, 2006. The Company does not expect the adoption of SFAS No. 123R will have a material impact on the results of operation.

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

         In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment to APB Opinion No. 29, to be for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS No. 153 did not have a material impact on its financial position or results of operations.

5.       INVENTORIES

         The composition of inventories is as follows:

                                                SEPTEMBER 30,      DECEMBER 31,
                                                    2005               2004
                                                -------------      ------------

Raw materials.............................      $   21,091         $   21,922
Work-in process...........................          21,159             22,234
Finished goods............................          27,104             39,163
                                                -------------      ------------
    Total inventories.....................      $   69,354         $   83,319
                                                =============      ============

         Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out ("LIFO") method. The LIFO reserves were $14,763 and $5,587 as of September 30, 2005 and December 31, 2004, respectively.


6.       STOCK OPTION PLANS

         As allowed under SFAS No. 123, Accounting for Stock-Based Compensation, the Successor and Predecessor applied APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost had been recognized as options were issued at exercise prices equal to the estimated market value at date of grant. Had compensation cost for the respective option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, the Successor's and Predecessor's net loss for the nine months ended September 30, 2005 and 2004, would approximate the following:

                                                                                      SUCCESSOR       PREDECESSOR
                                                                                     NINE MONTHS      NINE MONTHS
                                                                                        ENDED            ENDED
                                                                                    SEPTEMBER 30,    SEPTEMBER 30,
                                                                                        2005              2004
                                                                                    -------------    -------------
              PRO FORMA NET LOSS:
              Reported net loss.................................................    $    (9,796)     $   (15,834)
              Less:  Total stock-based employee compensation expense determined under fair value based methods for all awards,
                net of related tax effects......................................             -              (147)
                                                                                    -------------    -------------
              Pro forma net loss................................................    $    (9,796)     $   (15,981)
                                                                                    =============    =============

         There were no option grants in 2004 and all Predecessor options were cancelled upon emergence from bankruptcy on October 20, 2004 in accordance with the Plan. In the third quarter of 2005, the Successor granted 25,000 options to the Vice-Chairman of the Board of Directors with an exercise price at $11 per share. Compensation cost for these options using their fair value would not have been material for the three months or nine months ended September 30, 2005.

7.       IMPAIRMENT AND PLANT CLOSING CHARGES

         Impairment and plant closing charges consist of the following:

                                                    SUCCESSOR        PREDECESSOR        SUCCESSOR       PREDECESSOR
                                                 ----------------  ----------------  ---------------  ----------------
                                                     COMPANY           COMPANY           COMPANY          COMPANY
                                                  FOR THE THREE     FOR THE THREE     FOR THE NINE      FOR THE NINE
                                                   MONTHS ENDED      MONTHS ENDED     MONTHS ENDED      MONTHS ENDED
                                                   SEPTEMBER 30,     SEPTEMBER 30,    SEPTEMBER 30,     SEPTEMBER 30,
                                                       2005              2004             2005              2004
                                                 ----------------  ----------------  ---------------  ----------------
              Impairment.......................  $    5,783        $           --    $    8,331       $        48
              Plant closing....................          53                 183             158               547
                                                 ----------------  ----------------  ---------------  ----------------
                 Total.........................  $    5,836        $        183      $    8,489       $       595
                                                 ================  ================  ===============  ================

         During the third quarter of 2005, the Company began discussions and negotiations to sell selected assets of the insulated wire segment. While negotiations have not been concluded and we continue to operate these assets, based on these discussions and other factors, the Company determined that certain property, plant and equipment and long-lived customer relationship intangibles were impaired. Based on estimates of future cash flow, including estimates of proceeds on disposal to be derived from these assets, the Company recorded an impairment charge of $5,783 and wrote-down the carrying values of property, plant and equipment by $4,108 and customer relationship intangibles by $1,675 in the third quarter of 2005.

         On June 29, 2005, Viasystems (see Note 12), which represented 19% and 18% of net sales for the insulated wire segment for the three and nine months ended September 30, 2005, respectively, notified the Company that they were electing not to renew their insulated wire supply agreement with the Company and that this agreement would terminate in accordance with its terms on December 31, 2005. As a result, the Company determined that certain long-lived customer relationship intangibles for this segment were impaired. These assets derive their values primarily from the projected cash flows. Based on the termination of this agreement, future cash flows were deemed to be negatively affected and resulted in the decline in value of the segment's identified intangibles. In conjunction therewith, the Company recorded an impairment charge of $2,548 in the second quarter of 2005.

         Plant closing charges for the nine months ended September 30, 2005 and 2004 related to the closing of a plant in Kendallville, Indiana in June 2003, the closing of a plant in El Paso, Texas in March 2004, the closing of a second plant in Kendallville, Indiana in April 2004, the closing of a plant in Beynost, France in March 2005, and other previously closed plants were $158 and $547, respectively.

         Plant closing activity for the nine months ended September 30, 2005 and 2004 is comprised of:


                                                                        INSULATED
                                                                           WIRE          BARE WIRE
NINE MONTHS ENDED SEPTEMBER 30, 2005                   CORPORATE         PRODUCTS         PRODUCTS      CONSOLIDATED
------------------------------------                 -------------   ----------------  --------------  --------------
Balance, beginning of period......................   $       --      $       --        $    1,632      $     1,632
                                                     -------------   ----------------  --------------  --------------
  Charges to operations:..........................
  Facility shut-down costs........................           --               158              --              158
  Personnel and severance costs...................           --                --              --               --
                                                     -------------   ----------------  --------------  --------------
                                                                              158              --              158
                                                     -------------   ----------------  --------------  --------------
Cash payments:
  Facility shut-down costs........................           --              (158)             --             (158)
  Personnel and severance costs...................           --                --          (1,522)          (1,522)
                                                     -------------   ----------------  --------------  --------------
                                                             --              (158)         (1,522)          (1,680)
                                                     -------------   ----------------  --------------  --------------
Balance, end of period............................   $       --      $         --      $      110      $       110
                                                     =============   ================  ==============  ==============


                                                                        INSULATED
                                                                           WIRE          BARE WIRE
NINE MONTHS ENDED SEPTEMBER 30, 2004                   CORPORATE         PRODUCTS         PRODUCTS      CONSOLIDATED
------------------------------------                 -------------   ----------------  --------------  --------------

Balance, beginning of period.....................    $      266      $       41        $       --      $       307
                                                     -------------   ----------------  --------------  --------------
  Charges to operations:
  Facility shut-down costs.......................            --               175               215            390
  Personnel and severance costs..................            --               157              --              157
                                                     -------------   ----------------  --------------  --------------
                                                             --               332               215            547
Cash payments:
  Facility shut-down costs.......................            --              (216)             (215)          (431)
  Personnel and severance costs..................          (247)             (157)             --             (404)
                                                     -------------   ----------------  --------------  --------------
                                                           (247)             (373)             (215)          (835)
                                                     -------------   ----------------  --------------  --------------
Balance, end of period...........................    $       19      $         --      $       --      $        19
                                                     =============   ================  ==============  ==============

8.       COMPREHENSIVE LOSS

         Comprehensive loss is comprised of:

                                                               SUCCESSOR         PREDECESSOR        SUCCESSOR        PREDECESSOR
                                                             THREE MONTHS       THREE MONTHS       NINE MONTHS       NINE MONTHS
                                                                 ENDED              ENDED             ENDED             ENDED
                                                             SEPTEMBER 30,      SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
                                                                 2005               2004              2005              2004
                                                           -----------------  -----------------  ----------------  ---------------
Net income/(loss).......................................   $     (3,647)      $      1,774       $     (9,796)     $    (15,834)
Foreign currency translation adjustment,
  net of taxes of $0....................................             70                447             (2,000)              169
                                                           -----------------  -----------------  ----------------  ---------------
    Total comprehensive income/(loss)...................   $     (3,577)      $      2,221       $    (11,796)     $    (15,665)
                                                           =================  =================  ================  ===============

9.       LONG-TERM OBLIGATIONS

         The composition of long-term obligations is as follows:

                                               SEPTEMBER 30,    DECEMBER 31,
                                                   2005            2004
                                              --------------   -------------
Senior Revolving Credit Facility..........    $     42,047     $     60,308
Senior Term Loan..........................          30,000           30,000
10% Secured Senior Subordinated Notes.....          75,000           75,000
Other.....................................             428            1,341
                                              --------------   -------------
                                                   147,475          166,649
Less current maturities...................             428            1,341
                                              --------------   -------------
                                              $    147,047     $    165,308
                                              ==============   =============

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

         The credit facility currently provides for a revolving credit facility of up to $110,000 (with a letter of credit sub-facility of $25,000) tied to a borrowing base, which is calculated by reference to, among other things, eligible accounts receivable, eligible inventory and eligible real property and equipment and a term loan in the amount of $30,000. As of September 30, 2005, letters of credit in the amount of $9,922 were outstanding and $42,047 was drawn under its revolving credit facility. Availability under the credit facility was $58,031(the maximum) as of September 30, 2005.

         The Company's domestic subsidiaries are the primary parties to the credit facility. The Company has guaranteed its obligations under the credit facility. The collateral for the senior credit facility includes all or substantially all of the Company's and its domestic subsidiaries' assets, including 65 percent of the capital stock of, or other equity interests in, the Company's foreign subsidiaries. The term loans, and the liens and guarantees in respect thereof, are junior to the revolving credit facility, and the liens and guarantees in respect thereof.

         The Company's credit facility requires the Company to observe conditions, affirmative covenants and negative covenants (including financial covenants), including the following financial covenants tested only under certain circumstances, (1) minimum availability under the revolving credit facility and (2) maximum total leverage. At September 30, 2005, the Company is in compliance with the terms of the credit facility.

         The Company's revolving credit facility commitment expires on October 20, 2009. The term loan is required to be repaid in full at maturity on October 20, 2009.

         SECURED SENIOR SUBORDINATED NOTES

         The 10 percent Secured Senior Subordinated Notes due 2011 ("Notes") are: senior subordinated obligations of the Company; senior in right of payment to any of future subordinated obligations; guaranteed by the Company's domestic subsidiaries; and secured by a third-priority lien on all or substantially all of the Company's and its domestic subsidiaries' assets, including 65 percent of the capital stock of, or other equity interests in, the Company's foreign subsidiaries. The Company issued the Notes pursuant to the Plan on October 20, 2004 in aggregate principal amount of $75,000. The Notes will mature on October 15, 2011.

         Interest on the Notes accrues at the rate of 10 percent per annum and is payable semiannually in arrears on October 15 and April 15, commencing on April 15, 2005. Interest on overdue principal accrues at 2 percent per annum in excess of the above rate.

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

         The Company has evaluated the extent of its foreign earnings that may be repatriated under the repatriation provisions of the Jobs Act, whether it will repatriate any such earnings and if so, the amount that will be repatriated. The amount of undistributed foreign earnings was approximately $7,500 as of September 30, 2005. Deferred U.S. income taxes and foreign withholding taxes are not provided on the undistributed cumulative earnings of foreign subsidiaries as such earnings are considered to be permanently reinvested in those operations. The Company has determined that no foreign earnings will be repatriated under the Jobs Act.

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

         Summarized financial information for the Company's reportable segments is as follows:

                                                                         INSULATED
                                                           BARE WIRE        WIRE        CORPORATE     ELIMINATIONS       TOTAL
                                                           ---------        ----        ---------     ------------       -----
NET SALES
  Successor-three months ended September 30, 2005......  $   109,038    $     65,240  $        --    $     (1,469)   $   172,809
  Predecessor-three months ended September 30, 2004....       79,818          54,586           --          (1,480)       132,924
  Successor-nine months ended September 30, 2005.......      309,739         180,039           --          (3,881)       485,897
  Predecessor-nine months ended September 30, 2004.....      247,720         171,803           --          (5,142)       414,381

OPERATING INCOME/(LOSS)
  Successor-three months ended September 30, 2005......        6,189          (4,940)        (706)           (100)           443
  Predecessor-three months ended September 30, 2004....        7,145            (573)      (2,423)             --          4,149
  Successor-nine months ended September 30, 2005.......       17,670         (10,429)      (4,914)           (100)         2,227
  Predecessor-nine months ended September 30, 2004.....       18,677          (2,358)     (10,786)             --          5,533

GOODWILL
  September 30, 2005...................................       71,359             --            --             --          71,359
  December 31, 2004....................................       71,359             --            --             --          71,359

TOTAL ASSETS
  September 30, 2005...................................      269,690        105,119        10,395         (1,264)        383,940
  December 31, 2004....................................      268,879        105,939        20,936         (1,547)        394,207



         The following table presents sales by period and by geographic region based on the country in which the legal subsidiary is domiciled.

                                         THREE MONTHS ENDED                  NINE MONTHS ENDED
                                            SEPTEMBER 30,                       SEPTEMBER 30,
                                -----------------------------------   ----------------------------------
                                   SUCCESSOR         PREDECESSOR         SUCCESSOR        PREDECESSOR
                                ----------------   ----------------   ---------------   ----------------
                                      2005              2004                2005              2004
                                ----------------   ----------------   ---------------   ----------------
United States..............     $      132,866     $      100,555     $      375,986    $       314,901
Europe.....................              8,554              8,329             29,074             28,723
Mexico.....................             11,347              6,128             29,401             18,752
Philippines................             20,042             17,912             51,436             52,005
                                ----------------   ----------------   ---------------   ----------------
  Total....................     $      172,809     $      132,924     $      485,897    $       414,381
                                ================   ================   ===============   ================

         The following table presents property, plant and equipment, net by geographic region based on the location of the asset:

                                                SEPTEMBER 30,     DECEMBER 31,
                                                    2005              2004
                                               ---------------  ---------------

United States...............................   $     71,547     $     78,294
Europe......................................          8,324            9,479
Mexico......................................          8,787            8,831
Philippines.................................          7,729            7,528
                                               ---------------  ---------------
    Total...................................   $     96,387     $    104,132
                                               ===============  ===============

12.      RELATED PARTY TRANSACTIONS

         In connection with the sale of the Company's former wire harness business to Viasystems International, Inc. ("Viasystems") ("Wire Harness Sale"), the Company entered into an agreement to supply substantially all of their insulated wire requirements through December 2003 (which has been extended to December 2005). At the time of the sale, the Company and Viasystems were commonly controlled by affiliates of Hicks, Muse, Tate & Furst Incorporated. In conjunction with the Plan and as of October 20, 2004, affiliates of Hicks, Muse, Tate & Furst Incorporated no longer control the Company. The Company had sales to Viasystems of $12,433 and $9,545 for the three months ended September 30, 2005 and 2004 and $32,989 and $31,063 for the nine months ended September 30, 2005 and 2004, respectively. The outstanding trade receivables were $6,911 and $6,510 at September 30, 2005 and December 31, 2004, respectively. Mr. Robert A. Hamwee is a director of both the Company and Viasystems. On June 29, 2005, Viasystems notified the Company that they were electing not to renew their insulated wire supply agreement with the Company and that this agreement would terminate in accordance with its terms on December 31, 2005. See Note 7.

         In September 2002, the Company began selling a portion of its production scrap to Prime Materials Recovery, Inc. ("Prime"). Prime is a closely held company and its major shareholder, chairman and director was President and Chief Operating Officer through May 31, 2005 and became Chief Executive Officer as of September 1, 2005 of the Company. In addition, the Vice President of Finance of the Company holds a minority ownership interest and is a director. The Company had sales to Prime of $2,673 and $3,268 for the three months ended September 30, 2005 and 2004 and $7,987 and $10,754 for the nine months ended September 30, 2005 and 2004, respectively. The outstanding trade receivables were $707 and $276 at September 30, 2005 and December 31, 2004, respectively. Sales to Prime were made at terms comparable to those of other companies in the industry.

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

         In connection with the Wire Harness Sale, the Company agreed to indemnify Viasystems for certain claims and litigation including any claims related to the claims for water inlet hoses. Net cash outflows related to these claims are included as discontinued operations in the consolidated statements of cash flows. The Company's policy is to record the probable and reasonably estimable loss related to the product liability claims. Over time, the level of claims, insurance coverage and settlements has varied. Accordingly, the Company has revised its estimated liability outstanding, or balance sheet reserve, based on actual claims reported and costs incurred and its estimate of claims and cost incurred but not reported. The Company has reached global settlements with various claimants related to such claims which are also considered in determining the balance sheet reserve. There are no recoveries from third parties considered in determining the balance sheet reserve. The following table summarizes the number of uninsured claims received, resolved and pending as of and for the periods ended September 30, 2005, December 31, 2004 and October 19, 2004 (in thousands except number of claims):

                                                                                                  VALUE OF
                                                                                   NO. OF          ALLEGED
                                                                                   CLAIMS          DAMAGES
                                                                                 ----------    --------------
As of December 31, 2003 (Predecessor).....................................           1,693     $     15,725
For the period January 1, 2004 through October 19, 2004 (Predecessor):
  New uninsured claims....................................................             523            5,896
  Resolved uninsured claims...............................................          (1,870)         (18,181)
                                                                                 ----------    --------------
As of October 19, 2004 (Predecessor)......................................             346            3,440
For the period October 20, 2004 through December 31, 2004 (Successor):
  New uninsured claims....................................................              42              516
  Resolved uninsured claims...............................................            (--)             (--)
                                                                                 ----------    --------------
As of December 31, 2004 (Successor).......................................             388            3,956
For the nine months ended September 30, 2005 (Successor):
  New uninsured claims....................................................           1,405           14,178
  Resolved uninsured claims...............................................          (1,513)         (14,514)
                                                                                 ----------    --------------
As of September 30, 2005 (Successor)......................................             280     $      3,620
                                                                                 ==========    ==============

         For the periods prior to April 1, 2002, the Company's product liability coverage is in excess of the insured claims outstanding. As of September 30, 2005 and December 31, 2004, the total of such claims was less than $2,000 with an estimated liability related to these claims of less than $500. As of September 30, 2005 and December 31, 2004, the Company had $75,000 of remaining insurance coverage under its excess umbrella policies for each of the insured years prior to April 1, 2002.

         For the periods ended September 30, 2005, December 31, 2004 and October 19, 2004 the aggregate settlement costs, cost of administering and litigation and average cost per resolved claim were as follows:

                                                     SUCCESSOR                SUCCESSOR            PREDECESSOR
                                                --------------------    ---------------------  -------------------
                                                    FOR THE NINE          OCTOBER 20, 2004       JANUARY 1, 2004
                                                    MONTHS ENDED               THROUGH               THROUGH
                                                 SEPTEMBER 30, 2005       DECEMBER 31, 2004     OCTOBER 19, 2004
                                                --------------------    ---------------------  -------------------
Aggregate settlement costs..................    $           266         $              --      $           3,294
Cost of administering and litigating........    $           275         $               5      $             392
Average cost per resolved claim.............    $            --         $              --      $               1


         The Company had a reserve of $1,752 and $2,293 as of September 30, 2005 and December 31, 2004, respectively, related to the estimated future payments to be made to the claimants in the settlement of the remaining incurred claims and claims incurred but not reported. The majority of payments are expected to be made over approximately the next three years. Due to the uncertainties associated with these product claims, such as greater than expected amount of unreported claims and amounts to be paid under reached global settlements, the future costs of final settlement of these claims may differ from the liability currently accrued. However, in the Company's opinion, the impact of final settlement of these claims on future operations, financial position and cash flows should not be material.

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

Many important factors could cause the Company's results to differ materially from those expressed in forward-looking statements. These factors include, but are not limited to, fluctuations in the Company's operating results and customer orders, unexpected decreases in demand or increases in inventory levels, changes in the price of copper, copper premiums and compound costs, the Company's competitive environment, the Company's reliance on its largest customers, risks associated with the Company's international operations, the status of the insulated wire division and other factors. For additional information regarding risk factors, see the disclosures provided in "Risk Factors" set forth in Amendment No. 4 to the Company's registration statement on Form S-1 (File No. 333-120736) filed on August 2, 2005.

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

Important indicators of demand for all of our products include a number of general economic factors such as gross domestic product, interest rates and consumer confidence. In specific industries, management also monitors the following factors:

         o Automobiles - North American industry production statistics, which are influenced by labor relations issues, regulatory requirements and trade agreements. From January 1, 2005 to September 30, 2005, automotive industry production volumes were down 1.8% compared to the same period for 2004.

         o Appliances - U.S. industry shipment statistics for items such as refrigerators, freezers, washers, dryers, ranges and dishwashers. These statistics are impacted by replacement rates for existing appliances, housing starts, existing home sales and mortgage refinancing rates. From January 1, 2005 to September 30, 2005, industry shipments are up 1.4% compared to the same period for 2004.

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

We compete with other suppliers of wire products on the basis of price, quality, delivery and the ability to provide a sufficient array of products to meet most of our customers needs. We believe our state of the art production equipment permits us to provide a high quality product while also permitting us to efficiently manufacture our products, which assists in our ability to provide competitively priced products. Also, we invest in engineering, research and development so that we can continue to provide our customers with the array of products and features they demand. Finally, we have located our production facilities near many of our customers' manufacturing facilities which allows us to meet our customers' delivery demands, including assisting with inventory management for just-in-time production techniques

A portion of our revenues is derived from processing customer-owned ("tolled") copper. The value of tolled copper is excluded from both our sales and costs of sales, as title to these materials and the related risks of ownership do not pass to us.

Our expenses in producing these products fall into three main categories - raw materials, including copper and insulating material (PVC and XPLE compounds), labor and to a lesser extent utilities. Copper is the primary raw material incorporated in all of our products. As a world traded commodity, copper prices have historically been subject to fluctuations. Copper prices are affected by a number of factors, including worldwide demand, mining and transportation capacity and political instability. Copper supply is generally affected by the number and capacity of the mines that produce copper. For instance, production problems at a single major mine can impact worldwide supply and prices. Copper prices have increased from 2004 levels as a result of a combination of higher demand in China and disruption in mining production from several factors including an earthquake in Chile and labor stoppages at certain mines in Africa, Canada and the U.S. The average price of copper based upon The New York Mercantile Exchange, Inc. ("COMEX") increased to $1.70 per pound for the three months ended September 30, 2005 from $1.29 per pound for the three months ended September 30, 2004. We attempt, where possible, to minimize the impact of these fluctuations on our profitability through pass-through arrangements with our customers, which are based on similar variations of monthly copper price formulas. However, a severe increase in the price of copper can have a negative impact on our liquidity. Currently, a $0.10 per pound fluctuation in the price of copper will have a $3.5 million impact on our working capital. Additionally, the pricing formulas for our insulated wire customers do not include adjustments for the fluctuations in the premiums charged to convert copper cathode to copper rod and deliver it to the required location. We believe that higher premiums may continue and that we may be unable to pass-through these costs to our customers for the foreseeable future. For the year ended December 31, 2004, the premium to convert copper cathode to copper rod increased by 16.0%. For the nine months ended September 30, 2005, the premium to convert copper cathode to copper rod increased by another 19.9%.

Other major raw materials we consume include PVC and XPLE compounds. The prices of these items are generally affected by world oil prices and world-wide supply and demand and have increased significantly in 2004 and 2005. World oil prices are impacted by a number of factors, including seasonal fluctuations, political instability and meteorological events. For the year ended December 31, 2004, the price of a barrel of oil increased 34.4%. Correspondingly, from January 1, 2004 to January 1, 2005, the price of PVC compounds, XPLE compounds and silicone compounds increased 24.6%, 21.4% and 19.3%, respectively. The prices of PVC compounds have increased an additional 5.7% from January 1, 2005 to September 30, 2005. Further, the prices of PVC and XLPE are expected to increase another 14% and 8%, respectively, in the fourth quarter of 2005. Our contracts with customers for insulated wire do not include adjustments for fluctuations in the price of oil, PVC compounds, XPLE compounds or silicone compounds. We believe that higher compound costs may continue and that we may be unable to pass-through these costs to our customers for the foreseeable future.

Our labor and utility expenses are directly tied to our level of production. While the number of employees we use in our operations has fluctuated with sales volume, our cost per employee continues to rise with increases in wages and the costs of providing medical coverage, worker's compensation and other fringe benefits to employees. The cost of providing medical coverage is impacted by continued inflation in medical products and services. Utility rates vary by season and the prices for coal, natural gas and other similar commodities which are used in the generation of power. We attempt to manage our utility rates through usage agreements which affect our power usage during peak usage hours. We have recently incurred increased utility costs related to the increase in natural gas prices and the increased prices are expected for at least the remainder of 2005.

INSULATED WIRE DIVISION

Over the last several years, the Company's insulated wire division operating results have been adversely impacted by industry wide overcapacity and increased material costs that, with the exception of copper price increases, cannot be passed through to customers under most of our current customer contracts.

On June 29, 2005, Viasystems, which represented $41.4 million, or 19%, of our pro forma insulated wire net sales for the year ended December 31, 2004 and $33.0 million, or 18%, of our insulated wire net sales for the nine months ended September 30, 2005, notified us that they were electing not to renew their insulated wire supply agreement and that this agreement would terminate in accordance with its terms on December 31, 2005.

Our largest customer, Yazaki Corp. and its affiliates ("Yazaki"), represented $76.1 million, or 35%, of our pro forma insulated wire net sales for the year ended December 31, 2004 and $68.2 million, or 38%, of our insulated wire net sales for the nine months ended September 30, 2005. The majority of these sales, but not all, are under contracts that expire on December 31, 2005. In July 2005, Yazaki began the process of soliciting bids from us and our competitors. As of November 14, 2005, we have extended the contract with Yazaki to supply insulated wire from our Cebu, Philippines plant until December 31, 2006. Sales to Yazaki from our Cebu, Philippines plant represented $47.2 million, or 21%, of our pro forma insulated wire net sales for the year ended December 31, 2004 and $34.4 million, or 19%, of our insulated wire net sales for the nine months ended September 30, 2005. As of November 14, 2005, Yazaki has informed us that we are not the winning bidder for the remaining contract business. The remaining Yazaki contracts represented $16.8 million, or 8% of our pro forma insulated wire net sales for the year ended December 31, 2004 and $15.2 million, or 9%, of our insulated wire net sales for the nine months ended September 30, 2005. In addition to the contracts with Yazaki, we also receive purchase orders for other volume from Yazaki. These purchase orders represented $12.1 million, or 6% of our pro forma insulated wire net sales for the year ended December 31, 2004 and $18.6 million, or 10%, of our insulated wire net sales for the nine months ended September 30, 2005. Yazaki is not obligated to continue placing these purchase orders with us.

We are actively evaluating the business and may rationalize division capacity, downsize, transfer certain facilities to our bare wire division, shut down unprofitable facilities, sell some or all of the division, wind down some or all of the division, a combination of the above, or pursue other alternatives affecting all or part of the insulated wire division. During the third quarter of 2005, the Company began discussions and negotiations to sell selected assets of the insulated wire division. While negotiations have not been concluded and we continue to operate these assets, based on these discussions and other factors, the Company determined that certain property, plant and equipment and long-lived customer relationship intangibles were impaired. Based on estimates of future cash flow, including estimates of proceeds on disposal to be derived from these assets, the Company recorded an impairment charge of $5,783 and wrote-down the carrying values of property, plant and equipment by $4,108 and customer relationship intangibles by $1,675 in the third quarter of 2005. Should the Company not conclude these negotiations on terms currently expected, such actions may result in additional impairments or restructuring charges which may have a material impact on our results of operations, cash flows and financial position.

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

The following table sets forth certain statement of operations data in millions of dollars and percentage of net sales for the periods indicated:

                                                 SUCCESSOR           PREDECESSOR          SUCCESSOR           PREDECESSOR
                                                  COMPANY              COMPANY             COMPANY              COMPANY
                                            ------------------    ------------------   ------------------  ------------------
                                              FOR THE THREE         FOR THE THREE         FOR THE NINE        FOR THE NINE
                                               MONTHS ENDED          MONTHS ENDED         MONTHS ENDED        MONTHS ENDED
                                            SEPTEMBER 30, 2005    SEPTEMBER 30, 2004   SEPTEMBER 30, 2005  SEPTEMBER 30, 2004
                                            ------------------    ------------------   ------------------  ------------------
 Net sales..............................      $172.8    100.0%     $132.9     100.0%    $485.9    100.0%    $414.4     100.0%
 Operating expenses:
 Cost of goods sold, exclusive of
  depreciation expense shown below......       153.1     88.6       112.2      84.4      433.4     89.2      354.7      85.6
 Selling, general and administrative             9.5      5.5         8.0       6.0       30.2      6.1       25.4       6.1
  expenses..............................
 Depreciation and amortization..........         3.9      2.2         6.1       4.6       11.6      2.4       17.7       4.3
 Reorganization expenses................         0.0      0.0         2.4       1.8        0.0      0.0       10.6       2.6
 Impairment and plant closing charges...         5.9      3.4         0.2       0.1        8.5      1.8        0.6       0.1
 Gain/(loss) on sale of property, plant
  and equipment.........................         0.0      0.0        (0.1)     (0.1)       0.0      0.0       (0.1)      0.0
                                              -------  -------     -------   -------    -------  -------    -------   -------
 Operating income.......................         0.4      0.3         4.1       3.1        2.2      0.5        5.5       1.3
 Other income/(expense):
  Interest expense (excluding interest
  of $9.1 and $18.8 on liabilities
  subject to compromise for the three
  and nine months ended September 30,
  2004).................................        (3.5)    (2.1)       (1.7)     (1.3)     (10.5)    (2.2)     (15.4)     (3.7)
  Amortization of deferred financing
  costs.................................        (0.1)    (0.1)       (0.4)     (0.3)      (0.5)    (0.1)      (5.1)     (1.2)
  Other, net............................        (0.1)     0.0        (0.1)     (0.1)      (0.1)     0.0       (0.2)      0.0
                                              -------  -------     -------   -------    -------  -------    -------   -------
 Income/(loss) before income tax
 provision..............................        (3.3)    (1.9)        1.9       1.4       (8.9)    (1.8)     (15.2)     (3.6)
                                              -------  -------     -------   -------    -------  -------    -------   -------
 Income tax provision...................         0.3      0.2         0.1       0.0        0.9      0.2        0.6       0.2
                                              -------  -------     -------   -------    -------  -------    -------   -------
 Net income/(loss)......................       $(3.6)    (2.1%)      $1.8       1.4%     $(9.8)    (2.0%)   $(15.8)     (3.8%)
                                              =======  =======     =======   =======    =======  =======    =======   =======

We have two reportable segments: bare wire and insulated wire. The following table sets forth net sales and operating income / (loss) for the periods presented in millions of dollars and percentages of totals:

                                                 SUCCESSOR           PREDECESSOR          SUCCESSOR           PREDECESSOR
                                                  COMPANY              COMPANY             COMPANY              COMPANY
                                            ------------------    ------------------   ------------------  ------------------
                                              FOR THE THREE         FOR THE THREE         FOR THE NINE        FOR THE NINE
                                               MONTHS ENDED          MONTHS ENDED         MONTHS ENDED        MONTHS ENDED
                                            SEPTEMBER 30, 2005    SEPTEMBER 30, 2004   SEPTEMBER 30, 2005  SEPTEMBER 30, 2004
                                            ------------------    ------------------   ------------------  ------------------
 Net sales..............................
  Bare Wire.............................      $109.0      63%       $79.8      60%      $309.7      64%      $247.7      60%
  Insulated Wire........................        65.2      38         54.6      41        180.0      37        171.8      41
  Elimination...........................        (1.4)     (1)        (1.5)     (1)        (3.8)     (1)        (5.1)     (1)
                                              ------- -------      ------- -------      ------- -------      ------- -------
    Total...............................      $172.8     100%      $132.9     100%      $485.9     100%      $414.4     100%
                                              ======= =======      ======= =======      ======= =======      ======= =======
 Operating income/(loss)
  Bare Wire.............................        $6.2     516%        $7.1     109%       $17.6     244%       $18.6     114%
  Insulated Wire........................        (5.0)   (416)        (0.6)     (9)       (10.4)   (144)        (2.3)    (14)
                                              ------- -------      ------- -------      ------- -------      ------- -------
    Subtotal............................         1.2     100%         6.5     100%         7.2     100%        16.3     100%
                                                      =======              =======              =======              =======
  Corporate and eliminations ...........        (0.8)                (2.4)                (5.0)               (10.8)
                                              -------              -------              -------              -------
    Total...............................        $0.4                 $4.1                 $2.2                 $5.5
                                              =======              =======              =======              =======

THREE MONTHS ENDED SEPTEMBER 30, 2005 VERSUS THREE MONTHS ENDED SEPTEMBER 30,
2004

Net sales were $172.8 million and $132.9 million for the three months ended September 2005 and 2004, respectively. Sales for the three months ended September 30, 2005 were $39.9 million, or 30.0%, above comparable 2004 levels as a result of a $25.5 million impact from an increase in the average cost and selling price of copper, a $13.0 million impact from a lower proportion of customers' tolled copper in the 2005 period compared to the 2004 period and a $2.4 million increase in sales to automotive customers. These factors were partially offset by a $0.7 million decrease in volume with electronics/data communications customers and a $0.3 million reduction due to lower automotive customer pricing. The average price of copper based upon COMEX increased to $1.70 per pound for the three months ended September 30, 2005 from $1.29 per pound for the three months ended September 30, 2004.

Bare wire segment net sales for the three months ended September 30, 2005 were $109.0 million, or an increase of $29.2 million or 36.6%, from sales of $79.8 million for the comparable 2004 period. This increase was primarily the result of the previously mentioned increase in the average cost and selling price of copper which had an impact of $16.7 million, $13.0 million from the impact of a lower proportion of customers' tolled copper in the 2005 period compared to the 2004 period and higher volume to customers supplying the automotive market of $0.2 million. These factors were partially offset by lower volume to customers supplying the electronics/data communication market of $0.7 million. Of the total pounds processed for the three months ended September 30, 2005 and 2004 respectively, 38.0% and 50.9% were from customers' tolled copper.

Insulated wire segment net sales for the three months ended September 30, 2005 were $65.2 million compared to $54.6 million in the three months ended September 30, 2004, for an increase of $10.6 million, or 19.4%. Higher sales resulted from increased automotive volume of $2.1 million together with the previously mentioned higher average cost and selling price of copper of $8.8 million, partially offset by lower automotive customer pricing of $0.3 million. Higher automotive volume was primarily due to increased industry-wide production rates year-over-year and customers' inventory replenishments. Industry-wide automotive production was up 1.0% for the three months ended September 30, 2005 compared to the three months ended September 30, 2004.

Cost of goods sold as a percentage of sales increased to 88.6% for the three months ended September 30, 2005 from 84.4% for the same period in 2004. The increase of 4.2 percentage points was primarily due to the increase in the average cost and selling price of copper of 2.0 percentage points; the impact of a lower proportion of customers' tolled copper in the 2005 period compared to the 2004 period of 1.2 percentage points; higher insulating compound material costs of 0.7 percentage points; increased utility rates of 0.6 percentage points; increased copper rod premium for insulated wire products of 0.2 percentage points; 0.2 percentage points from higher costs in the European operations; 0.2 percentage points from lower customer pricing; and partially offset by 0.4 percentage points from an insurance settlement and 0.5 percentage points from product mix and other cost reductions.

Selling, general and administrative expenses were $9.5 million for the three months ended September 30, 2005, compared to $8.0 million for the same period in 2004. Included in the 2005 period were $0.5 million of expense under the Insulated Wire Division retention plan and other costs associated with the process of seeking strategic alternatives for the Insulated Wire Division, $0.1 million for expenses related to our S-1 registration statement and $0.2 million for costs associated with Sarbanes-Oxley compliance. These increases together with higher professional fees were partially offset by lower expenses for personnel related costs. Selling, general and administrative expenses, as a percent of net sales, decreased from 6.0% for the three months ended September 30, 2004 to 5.5% for the three months ended September 30, 2005, primarily from the effect of higher copper costs and selling prices and a lower proportion of customers' tolled copper in 2005.

Depreciation and amortization was $3.9 million for the three months ended September 30, 2005, compared to $6.1 million for the same period in 2004. The decrease of $2.2 million was primarily due to lower depreciation on property, plant and equipment as the result of the adoption of "fresh start" reporting under SOP 90-7 as the carrying values were adjusted to fair market values as of October 20, 2004. This reduction was partially offset by increased amortization of identifiable intangibles.

Reorganization expenses relating to the Chapter 11 bankruptcy filing and the related process preceding the bankruptcy filing were $0.0 million for the three months ended September 30, 2005, compared to $2.4 million for the same period in 2004.

Impairment and plant closing charges for the three months ended September 30, 2005 were $5.9 million and $0.2 million in the three months ended September 30, 2004. Included in the 2005 period was $5.8 million of an impairment charge for long-lived assets of the Insulated Wire Division. The remaining amounts represent plant closing charges from costs associated with previously closed plants.

Operating income/(loss) for the three months ended September 30, 2005 was $0.4 million compared to $4.1 million for the 2004 period, or a decrease of $3.7 million. This decrease was primarily the result of the impact of the higher cost of goods sold and selling, general and administrative expenses and the $5.8 million impairment charge for the insulated wire segment. These factors were partially offset by reduced depreciation and lower reorganization expenses. Bare wire segment's operating income of $6.2 million for the 2005 period decreased from the 2004 period by $0.9 million, or 12.7%, primarily from lower sales volume levels and increased costs in the European operations, partially offset by lower depreciation. Insulated wire segment's operating (loss) was ($5.0) million for the three months ended September 30, 2005 compared to ($0.6) million in the 2004 period. This increase in loss of $4.4 million was the result of the higher costs for insulating compound materials and copper rod premium costs and the aforementioned impairment charge. These factors were partially offset by higher sales volume and lower depreciation. Operating income in the 2005 period also increased by $1.6 million from lower reorganization expenses partially offset by retention plan expense, other costs associated with the Insulated Wire Division strategic alternatives, the S-1 registration expenses and Sarbanes-Oxley compliance costs.

Interest expense was $3.5 million and $1.7 million for the three months ended September 30, 2005 and 2004, respectively, for an increase of $1.8 million. This increase was primarily due to the non-recognition of $9.1 million interest on our $305 million of 11.75% and 14% Senior Subordinated Notes, which were subject to compromise in the 2004 period, coupled with the 10% interest on our $75 million of new notes. In addition, interest rates are slightly higher on our senior credit facility in 2005 compared to the DIP financing in 2004.

Amortization of deferred financing costs decreased $0.3 million to $0.1 million for the three months ended September 30, 2005 from $0.4 million for the 2004 period as the result of lower deferred financing fees related to our new senior credit facility compared to the DIP financing in 2004.

Income tax provisions were $0.3 million and $0.1 million for the three months ended September 30, 2005 and 2004, respectively. The tax provisions represent certain state and foreign income taxes only.

Net income/(loss) of ($3.6) million and $1.8 million were recorded for the three months ended September 30, 2005 and 2004, respectively. The decrease of net income of $5.4 million in the three months ended September 30, 2005 was the result of lower operating income and increased interest expense partially offset by lower amortization of deferred financing fees.

NINE MONTHS ENDED SEPTEMBER 30, 2005 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2004

Net sales were $485.9 million for the nine months ended September 30, 2005 compared to $414.4 million for the nine months ended September 30, 2004. Sales for the nine months ended September 30, 2005 were $71.5 million, or 17.3%, above comparable 2004 levels as a result of a $56.2 million impact from an increase in the average cost and selling price of copper, a $29.1 million impact of a lower proportion of customers' tolled copper in the 2005 period compared to the 2004 period, partially offset by a $12.9 million decrease in volume, primarily with automotive, appliance and electronics/data communications customers, and a $0.9 million decrease in sales due to lower automotive customer pricing. The average price of copper based upon COMEX increased to $1.57 per pound for the nine months ended September 30, 2005 from $1.25 per pound for the nine months ended September 30, 2004.

Bare wire segment net sales for the nine months ended September 30, 2005 were $309.7 million, or an increase of $62.0 million or 25.0%, from sales of $247.7 million for the comparable 2004 period. This increase was primarily the result of the previously mentioned increase in the average cost and selling price of copper which had an impact of $35.6 million, $29.1 million from the impact of a lower proportion of customers' tolled copper in the 2005 period compared to the 2004 period and higher volume to customers supplying the automotive and industrial/energy market of $2.0 million. These factors were partially offset by lower volume to customers supplying the electronics/data communication and appliance markets of $4.7 million. Of the total pounds processed for the nine months ended September 30, 2005 and 2004 respectively, 40.0% and 45.8% were from customers' tolled copper.

Insulated wire segment net sales for the nine months ended September 30, 2005 were $180.0 million compared to $171.8 million in the nine months ended September 30, 2004, for an increase of $8.2 million, or 4.8%, from comparable 2004 period. Higher sales resulted from the previously mentioned higher average cost and selling price of copper which had an impact of $20.6 million partially reduced by lower automotive and appliance sales volume of $11.5 million, which was due to reduced industry-wide production rates year-over-year and customers' inventory adjustments, and lower automotive customer pricing of $0.9 million. Industry-wide automotive production was down 1.8% for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. Appliance sales decreased to our customers supplying the appliance market in both the U.S. and Mexico.

Cost of goods sold as a percentage of sales increased to 89.2% for the nine months ended September 30, 2005 from 85.6% for the same period in 2004. The increase of 3.6 percentage points was primarily due to: the increase in the average cost and selling price of copper of 1.4 percentage points; the impact of a lower proportion of customers' tolled copper in the 2005 period compared to the 2004 period of 0.9 percentage points; higher insulating compound material costs of 1.1 percentage points; increased copper rod premium for insulated wire products of 0.2 percentage points; increased utility rates in the third quarter of 0.2 percentage point; 0.2 percentage points from lower customer pricing; and
0.2 percentage points from higher costs in the European operations. These increases were partially offset by product mix and other cost reductions of 0.6 percentage points.

Selling, general and administrative expenses were $30.2 million and $25.4 million for the nine months ended September 30, 2005 and 2004, respectively. Included in the 2005 period were $2.6 million of expense under the Insulated Wire Division and the bankruptcy retention plans and other costs associated with the process of seeking strategic alternatives for the Insulated Wire Division, a $1.4 million charge for payments to be made to our former Chief Executive Officer under his employment agreement, $0.9 million for expenses related to our S-1 registration statement and $0.4 million for costs associated with Sarbanes-Oxley compliance. These increases together with higher professional fees were partially offset by lower accruals for personnel related costs, volume related shipping and freight costs and bad debt provision. Selling, general and administration expenses, as a percent of net sales, were 6.1% for both the nine months ended September 30, 2005 and 2004 as the effect of higher copper costs and selling prices and a lower proportion of customers' tolled copper in the 2005 period was offset by the aforementioned increased costs in the 2005 period.

Depreciation and amortization was $11.6 million for the nine months ended September 30, 2005, compared to $17.7 million for the same period in 2004. This decrease of $6.1 million was primarily due to lower depreciation on property, plant and equipment as the result of the adoption of "fresh start" reporting under SOP 90-7 as the carrying values were adjusted to fair market values as of October 20, 2004. This reduction was partially offset by increased amortization of identifiable intangibles.

Reorganization expenses relating to the Chapter 11 bankruptcy filing and the related process preceding the bankruptcy filing were $10.6 million for the nine months ended September 30, 2004. There were no similar expenses in the 2005 period.

Impairment and plant closing charges for the nine months ended September 30, 2005 were $8.5 million and $0.6 million in the nine months ended September 30, 2004. The 2005 period included $8.3 million of impairment charges for identifiable intangible assets and property, plant and equipment related to the insulated wire segment as a result of the loss of future sales volume after the end of the supply agreement with Viasystems on December 31, 2005 and other indicators of impairment of certain other long-lived assets. Plant closing charges for the nine months ended September 30, 2005 and 2004 were $0.2 million and $0.6 million, respectively from costs associated with previously closed plants.

Operating income for the nine months ended September 30, 2005 was $2.2 million compared to $5.5 million for the 2004 period, or a decrease of $3.3 million. This decrease was primarily from the higher cost of goods sold, increased selling, general and administrative expenses and the impairment charge in the 2005 period partially offset by lower reorganization expenses. Bare wire segment's operating income for the nine months ended September 30, 2005 was $17.6 million compared to $18.6 million in the 2004 period, or a decrease of $1.0 million from lower sales volume and increased costs in the European operations, partially offset by lower depreciation. Insulated wire segment's operating (loss) of ($10.4) million for the nine months ended September 30, 2005 compared to ($2.3) million in the 2004 period, or an increase in loss of $8.1 million, primarily resulted from lower sales volume, higher costs for insulating compound materials and copper rod premium costs and the $8.3 million impairment charges recorded in the second and third quarters. These factors were partially offset by lower depreciation. Operating income in the 2005 period was higher than 2004 by $5.8 million from lower reorganization expenses partially offset by retention plans expense, other costs associated with the Insulated Wire Division strategic alternatives, payments to be made to our former Chief Executive Officer, S-1 registration expenses and Sarbanes-Oxley compliance costs.

Interest expense was $10.5 million and $15.4 million for the nine months ended September 30, 2005 and 2004, respectively, for a decrease of $4.9 million. This decrease was primarily due to the exchange of $305 million of our 11.75% and 14% Senior Subordinated Notes (which were subject to compromise in the 2004 period) for $75 million of new notes and equity, as well as, lower interest rates on our senior credit facility and DIP compared to the 10.375% Senior Secured Notes and the 11.75% and 14% Senior Subordinated Notes during the period January 1, 2004 to March 24, 2004.

Amortization of deferred financing cost decreased $4.6 million to $0.5 million for the nine months ended September 30, 2005 from $5.1 million for the 2004 period as the result of lower amortization of deferred financing fees related to our new senior credit facility compared to the DIP financing facility in 2004 of $0.8 million and the write-off of deferred financing fees and discount related to our 10.375% Senior Secured Notes that were repaid before maturity on March 24, 2004 of $3.8 million.

Income tax provisions were $0.9 million and $0.6 million for the nine months ended September 30, 2005 and 2004, respectively. The tax provisions represent certain state and foreign income taxes only.

Net loss of $9.8 million and $15.8 million were recorded for the nine months ended September 30, 2005 and 2004, respectively. The decrease of $6.0 million in the nine months ended September 30, 2005 was the result of lower interest expense and lower amortization of deferred financing fees, partially offset by lower operating income.

FINANCIAL CONDITION

At the end of the third quarter, total cash and cash equivalents was $6.7 million, down $8.5 million from year-end 2004. During the first nine months of 2005, we used $6.6 million of cash to pay for reorganization activities and used other net cash proceeds to pay down our revolver.

Accounts receivable increased $28.9 million from year-end 2004 primarily as the result of increased copper prices. Days sales outstanding improved at the end of the third quarter compared to year-end 2004. The allowance for doubtful accounts as a percentage of accounts receivable decreased from 0.6% at December 31, 2004 to 0.3% as of September 30, 2005 primarily from an improvement in the overall collectibility of our receivables.

Inventories of $69.4 million, as of September 30, 2005, decreased by $14.0 million from December 31, 2004 from a 4.9 million pound planned reduction of copper and a $9.2 million increase in the LIFO reserve as the result of higer copper prices. Accordingly, inventory turns improved in the 2005 period compared to 2004.

Accounts payable were $40.9 million as of September 30, 2005, or an increase of $28.1 million from December 31, 2004 levels, as trade vendor terms were re-established after emerging from Chapter 11 bankruptcy and the effect of higher copper prices in 2005.

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

LIQUIDITY AND CAPITAL RESOURCES

     WORKING CAPITAL AND CASH FLOWS

Net cash provided by continuing operations was $22.0 million for the nine months ended September 30, 2005, compared to net cash used by continuing operations of $2.5 million for the nine months ended September 30, 2004. This improvement of $24.5 million was primarily the result of increased accounts payable terms from trade vendors of $25.3 million after emerging from Chapter 11 bankruptcy and a decrease in inventories of $25.9 million due to planned reductions in levels of copper and a $9.2 million increase in the LIFO reserve. These factors were partially offset by higher accounts receivable of $11.5 million resulting from increased copper prices, the payment of accrued payroll related items of $2.6 million in the 2005 period and lower accrued liabilities and other items of $12.6 million.

Net cash used in discontinued operations was $0.6 million in both the nine months ended September 30, 2005 and 2004 and represented payments associated with legal claims with respect to hoses.

Net cash used in reorganization activities was $6.6 million in the nine months ended September 30, 2005 compared to $7.2 million in the 2004 period. This decrease of $0.6 million resulted from the final payments of legal and professional fees under the Chapter 11 bankruptcy as approved by the court in the 2005 period, which were lower than expenditures in the 2004 period.

Net cash used in investing activities for capital expenditures was $5.6 million for the nine months ended September 30, 2005, compared to $7.5 million for the nine months ended September 30, 2004, primarily from a decrease for normal replacement and cost reduction expenditures.

Net cash used in financing activities was $18.1 million for the nine months ended September 30, 2005, compared to net cash used in financing activities of $2.7 million for the nine months ended September 30, 2004. The increase was primarily the result of net payments of $19.2 million under our senior revolving credit facility in the 2005 period compared to debtor-in-possession borrowings of $86.6 million in 2004, which was used to repay $82.0 million of Senior Secured Notes in the 2004 period.

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

     LIQUIDITY

We require cash for working capital, capital expenditures, debt service and taxes. Our working capital requirements generally increase when demand for our products increase or when copper, copper premiums or compound costs material increase significantly or rapidly. Currently, a $0.10 per pound fluctuation in the price of copper will have a $3.5 million impact on our working capital. The average price of copper based upon COMEX increased to $1.70 per pound for the three months ended September 30, 2005 from $1.29 per pound for the three months ended September 30, 2004.

Our principal sources of cash are generated from operations and availability under our debt financing arrangements. We expect that ongoing requirements for working capital, capital expenditures, debt service and taxes will be funded from operating cash flow and borrowings under our $110 million revolving credit facility dated October 20, 2004.

As of September 30, 2005, we had $6.7 million of unrestricted cash and cash equivalents. Actual borrowings availability under our revolving credit facility is subject to a borrowing base calculation, generally based upon a percentage of eligible accounts receivable, inventory and property, plant and equipment. As of September 30, 2005, our borrowing base was $111.3 million and our outstanding indebtedness under the revolving credit facility (including outstanding letters of credit) was $52.0 million, resulting in a remaining availability as of such date of $58.0 million (the maximum).

For the year ended December 31, 2005, we anticipate that our capital expenditures will be approximately $7.0 to $9.0 million. In addition, for full year 2005, we expect that our debt service obligations will be approximately $15.3 million. We expect our cash on hand, operating cash flow, together with available borrowings under the senior revolving credit facility, will be sufficient to meet our anticipated future operating expenses, capital expenditures and debt service requirements. However, our ability to generate sufficient cash flow to meet our operating needs could be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. Any significant reduction in customer demand for our products, change in competitive conditions, increases in our major material components including copper and insulating materials, or adverse changes in economic conditions in the U.S. or worldwide could impact our ability to generate sufficient cash flow to fund operations.

OFF-BALANCE SHEET ARRANGEMENTS

We have not historically utilized off-balance sheet financing arrangements and have no such arrangements as of September 30, 2005. However, we do finance the use of certain facilities and equipment under lease agreements provided by various institutions. Since the terms of these agreements meet the definition of operating lease agreements, the sum of future lease payments is not reflected on our consolidated balance sheets. As of September 30, 2005, the future minimum lease payments under these arrangements totaled $2.8 million.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We do not ordinarily hold market risk sensitive instruments for trading purposes. We do, however, recognize market risk from interest rate, foreign currency exchange and commodity price exposure.

     INTEREST RATE RISK

At September 30, 2005, approximately $72.0 million of $147.5 million of long-term debt, specifically, $72.0 million of borrowings under our senior credit facility, bear interest at variable rates. A hypothetical 1% increase in variable interest rates would reduce annual income by $0.7 million based on the debt outstanding as of September 30, 2005. We are not currently engaged in any hedging activities.

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

In terms of foreign currency translation risk, we are exposed primarily to the euro, the Mexican peso and the Philippine peso. Our net foreign currency investment in foreign subsidiaries and affiliates translated into United States dollars using month-end exchange rates at September 30, 2005 and year-end exchange rates at December 31, 2004, was $70.8 million and $62.4 million, respectively.

At September 30, 2005, we had no financial instruments outstanding that were sensitive to changes in foreign currency rates.

     COMMODITY PRICE RISK

The principal raw material used by us is copper, which is purchased in the form of 5/16-inch rod from the major copper producers in North American, Europe and Asia. Copper rod prices are based on market prices, which are generally established by reference to the COMEX prices, plus a premium charged to convert copper cathode to copper rod and deliver it to the required location. As a worldwide traded commodity, copper prices have historically been subject to fluctuations. While fluctuations in the price of copper may directly affect the per unit prices of our products, these fluctuations have not had, nor are expected to have, a material impact on our profitability due to copper price pass-through arrangements that we have with our customers. These sales arrangements are based on similar variations of monthly copper price formulas. Use of these copper price formulas minimizes the differences between raw material copper costs charged to the cost of sales and the pass-through pricing charge to customers. However, a severe increase in the price of copper could negatively impact our short-term liquidity because of the period of time between our purchase of copper at an increased price and the time at which we receive cash payments after selling end products to customers reflecting the increased price. These formulas for our insulated wire customers do not, however, include adjustments for the fluctuations in the premiums charged to convert copper cathode to copper rod and deliver it to the required locations. In 2004, the premium to convert copper cathode to copper rod increased by 16.0%. For the nine months ended September 30, 2005, the premium to convert copper cathode to copper rod increased by another 19.9%. We believe that higher premiums may continue.

Other major raw materials we consume include PVC compounds, XPLE compounds, silicone compounds and tin. The prices of these items are generally affected by world oil prices and worldwide supply and demand and increased significantly in 2004 and 2005. World oil prices are impacted by a number of factors, including seasonal fluctuations, political instability and meteorological events. In 2004, the price of a barrel of oil increased 34.4%. Correspondingly, in 2004, the price of PVC compounds, XPLE compounds, silicone compounds and tin increased 24.6%, 21.4%, 19.3% and 32.6% respectively. The prices of PVC compounds have increased an additional 5.7% from January 1, 2005 to September 30, 2005. Further, the price of PVC and XPLE compounds are expected to increase another 14% and 8%, respectively, in the fourth quarter of 2005. Our contracts with customers for insulated wire do not include adjustments for fluctuations in the price of oil, PVC compounds, XPLE compounds, silicone compounds or tin. From January 1, 2005 to September 30, 2005, the price of a barrel of oil increased 58% and we believe higher compound costs may continue.

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

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

During the quarter ended September 30, 2005, there have been no material developments in the Company's legal proceedings. For more detailed information, see Note 13 to our Consolidated Financial Statements and the disclosures provided in "Business--Legal Proceedings" set forth in Amendment No. 4 to the Company's registration statement on Form S-1 (File No. 333-120736) filed on August 2, 2005.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

    Exhibit
    Number       Description
    ------       -----------

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



                                       INTERNATIONAL WIRE GROUP, INC.


Dated: November 14, 2005               By: /s/ GLENN J. HOLLER
                                           -------------------------------
                                       Name: Glenn J. Holler
                                       Title: Senior Vice President and
                                              Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)

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