Form 10-K
period 2005-12-31
INTERNATIONAL WIRE GROUP INC
filed 2006-04-11
CIK 947429

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number: 000-51043
International Wire Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	43-1705942
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
12 Masonic Ave. Camden, NY (Address of principal executive offices)	13316 (Zip Code)
(315) 245-3800
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.01 per share
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐      No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐      No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑      No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer    ☐                  Accelerated filer    ☐                  Non-accelerated filer    ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐      No ☑
     As of June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $37,443,274 based on the closing sale price as reported on the OTC Pink Sheets. Shares of Common Stock held by each executive officer, director, and shareholders with beneficial ownership of greater than 10% of the outstanding Common Stock of the registrant and persons or entities known to the Company to be affiliates of the foregoing have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.
APPLICABLE ONLY TO ISSUERS INVOLVED IN
BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes ☑      No ☐
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 1, 2006

Common Stock, $0.01 par value per share	10,000,002 shares
DOCUMENTS INCORPORATED BY REFERENCE
     The definitive proxy statement relating to the registrant’s 2006 annual meeting of stockholders is incorporated by reference in Part III.

CAUTIONARY STATEMENTS CONCERNING FORWARD-LOOKING STATEMENTS
      We make forward-looking statements in this Form 10-K that are based on management’s beliefs and assumptions and on information currently available to management. Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, the effects of competition, outlook, objectives, plans, intentions and goals. For those statements, we claim the protection of the safe harbor for forward-looking statements provided for by Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believes,” “expects,” “may,” “will,” “should,” “seeks,” “pro forma,” “anticipates,” “intends,” “plans,” “estimates,” or the negative of any thereof or other variations thereof or comparable terminology, or by discussions of strategy or intentions.
      Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. Undue reliance should not be placed on any forward-looking statements. We do not have any intention or obligation to update forward-looking statements after we file this Form 10-K. See “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
PART I

Item 1.	Business.
Overview
      We, together with our subsidiaries, manufacture and market wire products, including bare and tin-plated copper wire and insulated copper wire products, for other wire suppliers and original equipment manufacturers or “OEMs”. Our products include a broad spectrum of copper wire configurations and gauges with a variety of electrical and conductive characteristics and are utilized by a wide variety of customers primarily in the appliance, automotive, electronics and data communications, and general industrial/energy industries. We manufacture and distribute our products at 15 facilities located in the United States, Mexico, France, Italy and the Philippines. We operate our business in the following three segments:

•	Bare Wire Products. Our bare and tin-plated copper wire products (or conductors) are used to transmit digital, video and audio signals or conduct electricity and are sold to a diverse customer base of over 1,000 insulated wire manufacturers and various industrial OEMs for use in computer and data communications products, general industrial, energy, appliances, automobiles and other applications. See “Item 1. Business — Acquisition” for more information about our announced acquisition.

•	Engineered Wire Products — Europe. Our bare copper wire products are engineered and used to conduct electricity either for power or for grounding purposes and are sold to a diverse customer base of various OEM’s for use in electrical appliances, power supply, aircraft and railway and automotive.

•	Insulated Wire Products. Our insulated wire products (copper conductors insulated with plastic or other polymeric compounds) are primarily manufactured for the automotive and appliance end-user markets. Our insulated wire products are used in the assembly of wire harnesses that are installed in both automobiles and appliances. A wire harness is comprised of an assembly of wires with connectors and terminals that transmit electricity between two or more end points. See “Item 1. Business — U.S. Insulated Wire Business Sale” for information about our recent sale and plans for the remainder of the segment.

      We were organized in 1995 as Omega Wire Corp. and subsequently changed our name to International Wire Group, Inc. We are incorporated in the state of Delaware. Our principal executive offices are located at 12 Masonic Ave, Camden, New York, and our telephone number at such address is (315) 245-3800.
U.S. Insulated Wire Business Sale
      On November 30, 2005, we entered into an Asset Purchase Agreement with Copperfield, LLC. Pursuant to that agreement, on November 30, 2005, we:

•	sold the inventory, equipment, spare parts and certain other assets located at our Avilla, Indiana facility and three facilities located in El Paso, Texas;

•	sold our Avilla, Indiana facility, transferred leases for two of our El Paso, Texas facilities and leased a third El Paso, Texas facility to Copperfield (the third facility was subsequently sold to Copperfield on February 21, 2006 for $2 million); and

•	transferred certain contracts related to these facilities.
      Under the agreement, we received net proceeds of $15 million after the working capital adjustment. We retained our accounts receivable, accounts payable and all other liabilities which were $17.2 million, net at November 30, 2005.
      We continue to explore strategic alternatives for the remainder of our insulated wire business, which comprises operations in Cebu, Philippines and Durango, Mexico, and that may include their sale or closure. The Durango plant ceased producing insulated wire at the end of January, 2006.
Acquisition
      On March 4, 2006, we entered into a Stock Purchase Agreement (“Purchase Agreement”) to acquire Phelps Dodge High Performance Conductors of SC & GA, Inc. (“HPC”) from Phelps Dodge Corporation (“PD”). HPC is a manufacturer of specialty high performance conductors which are plated copper and copper alloy conductors offering both high and low temperature standard and customized conductors as well as specialty film insulated conductors and miniature tubing products. The conductors manufactured are tin, nickel and silver plated, including some proprietary products. High temperature products are generally used where high thermal stability and good solderability are required for certain military and commercial aerospace applications. The medical products include ultra fine alloys, which are used in medical electronics such as ultrasound equipment and portable defibrillators. The tubing products are used in a variety of medical devices in medicine delivery and coronary procedures. These products are sold to harness assembly manufacturers, distributors and OEM’s in the United States, Europe and Asia primarily serving the aerospace, medical automotive, computer, telecommunications, mass transportation, geophysical and electronics markets. HPC has manufacturing operations in Inman, South Carolina and Trenton, Georgia. For the fiscal year ended December 31, 2005, HPC’s unaudited sales were $85.5 million.
      On March 31, 2006, we completed the acquisition of all of the outstanding common stock of HPC for $42 million plus a working capital adjustment estimated at closing to be $2 million. We funded the acquisition with borrowings under our revolving credit facility. Additionally, we purchased the copper inventory held on consignment by HPC from PD for approximately $5 million. In addition, pursuant to the Purchase Agreement, we have agreed to a contingency payment in an amount equal to 4.88 multiplied by the amount that HPC’s 2006 EBITDA (as defined in the Purchase Agreement) exceeds $9.4 million. The contingency payment is capped at $3 million In connection with the closing of the transaction, Phelps Dodge High Performance Conductors of SC & GA, Inc. changed its name to IWG High Performance Conductors, Inc. This acquisition continues the execution of our strategy to expand our product offerings with silver and nickel plated products and to sell into new markets, including aerospace and medical, as we wind-down and exit the insulated wire business.

Bankruptcy and Other Changes
      On March 24, 2004, we filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. Our Chapter 11 bankruptcy petition was directly related to the significant downturn in the industrial/energy and electronics/data communications markets and by increased competitive pricing pressures in the automotive market that accelerated in 2001 and continued to increase through the filing date. Additionally, increasing copper prices had negatively impacted our liquidity because, although we have copper price pass-through arrangements without our customers, there is a lag between the time of our purchase of copper and the time at which we receive cash payments after selling end products to customers reflecting the increased price. We emerged from bankruptcy on October 20, 2004.
      In December 2004, we announced the closing of the plant located in Beynost, France. Production ceased in March 2005.
      On November 30, 2005, we sold certain assets of our U.S. Insulated Wire Business to Copperfield LLC and ceased our insulated wire business in the U.S. See “Item 1. Business — U.S. Insulated Wire Business Sale” for information about our recent sale and plans for the remainder of the segment. Accordingly, the results of operations for the U.S. Insulated Wire Business have been shown as “discontinued operations” in the accompanying consolidated statements of operations.
      On January 17, 2006, we consolidated our bare wire subsidiaries and merged Camden Wire Co, Inc., OWI Corporation and International Wire Rome Operations, Inc. into Omega Wire, Inc.
      For more information about our plans to expand our bare wire segment, see “Item 1. Business — Acquisition.”
Products and Markets
      We conduct our operations through three segments, the manufacture and marketing of bare and tin-plated copper wire products domestically (the “Bare Wire Segment”), engineered wire in Europe (“Engineered Wire — Europe Segment”) and the manufacture and marketing of insulated copper wire products (the “Insulated Wire Segment”). See Note 16 to our Consolidated Financial Statements for segment reporting. The following is a description of our primary products and markets served:

Bare Wire Segment (72% of 2005 Consolidated Net Sales from Continuing Operations)
      Our external sales of bare wire products in the U.S. are primarily to wire insulators, who apply insulating materials to the bare wire through an extrusion process. These wire insulators sell the insulated wire to a variety of customers in the following markets:

•	appliance (approximately 18% of total 2005 bare wire net sales);

•	automotive (approximately 21% of total 2005 bare wire net sales);

•	electronics and data communications (approximately 28% of total 2005 bare wire net sales) including cable television, safety and security control, and local area network (“LAN”) and computer systems; and

•	industrial/energy (approximately 33% of total 2005 bare wire net sales) including heating, ventilating and air conditioning (“HVAC”) systems, circuit protection, digital and cellular phone towers, elevator cables, mining and oil exploration, mass transit and utility power distribution applications.
      We manufacture a broad array of bare and tin-plated copper conductors including the following:

•	Single End Wire. Single end wire is an individual wire drawn to the customer’s size requirements ranging from .16 to .00157 inches in diameter (6 American Wire Gauge (“awg”) to 46 awg). Single end wire is capable of transmitting signals or electrical currents between two points and is used to transmit digital, video and audio signals or low voltage current in a variety of wire products used in motor controls, local area networks, security systems, television or telephone connections and water sprinkler systems. Single end wire is generally the least expensive form of wire to produce due to its simple configuration.

•	Stranded Wire. Stranded wire is comprised of a number of single end wires twisted together in a specific geometric pattern that preserves each individual wire’s relative position for the length of the wire. Stranded wire, like single end wire, transmits digital, video and audio signals or low voltage current. However, stranded wire is more flexible and capable of connecting multiple terminals allowing greater application. Stranded wire is generally used in products that connect peripherals to the personal computer (“PC”), connect the internal components of the PC, and control HVAC, security and other functions inside buildings. In addition, stranded wire is used in antilock braking systems, airbag systems, utility power distribution and circuit breakers.

•	Bunched Wire. Bunched wire is formed by twisting a number of single end wires in a random pattern. Bunched wire allows increased flexibility while maintaining conductivity. This type of wire is the primary wire used in appliance wire harnesses. In addition, bunched wire is commonly used for transmission of electrical current in lighting fixture cords, extension cords and power cords for portable, power hand tools.

•	Cabled Wire and Braided Wire. Cabled wire and braided wire are combinations of single, bunched or stranded wire twisted together in various patterns and thickness. These wires transmit electrical current and are typically used in mining, mass transportation, automotive, utility power distribution, and other industrial applications.

•	Shielding Wire. Shielding wire is comprised of varying numbers of single end wires that are wound together in parallel construction around a bobbin. Shielding wire does not transmit signals or voltage but rather shields the signal traveling through the core conductor from outside interference. This type of wire is primarily used in data communication applications, telecommunications equipment, cable television equipment and security systems.

Engineered Wire-Europe Segment (7% of 2005 Consolidated Net Sales from Continuing Operations)
      Our sales of engineered wire products in Europe are primarily specialty braids, ropes, connections and flexible bars. These products are sold to OEM’s who use our products as component parts in items such as circuit breakers, panel boards, transformers, power generating systems and transportation equipment. Our sales are to a variety of customers in the following markets:

•	electrical appliances (approximately 34% of total 2005 engineered wire — Europe net sales);

•	power supply (approximately 30% of total 2005 engineered wire — Europe net sales);

•	aircraft and railway (approximately 19% of total 2005 engineered wire — Europe net sales); and

•	automotive (approximately 17% of total 2005 engineered wire — Europe net sales).
      We manufacture specialty braids, ropes, connections and flexible bars using copper as the primary raw material with either insulating material, strips or terminals. In addition, we manufacture braided wire which is sold as a component part or we apply either insulating material and/or types of terminals to meet customers’ specifications.

Insulated Wire Segment (21% of 2005 Consolidated Net Sales from Continuing Operations)
      Our sales of insulated wire products are primarily to independent wire harness fabricators for use in the automotive (approximately 72% of total 2005 insulated wire net sales from continuing operations) and appliance (approximately 28% of total 2005 insulated wire net sales from continuing operations) markets. We divide our customers who manufacture wire harnesses into three broad groups:

•	Tier 1 suppliers to Ford Motor Company and Chrysler Corporation. General Motors Corporation (“GM”) continues to purchase the majority of their wire and wire harness products from Delphi Corporation, formerly a division of GM that has in-house wire and wire harness manufacturing capability;

•	suppliers to the North American facilities of Japanese automakers, which utilize “thin-wall” insulated wire that complies with Japanese Industrial Standards (“JIS”); and

•	suppliers to appliance OEMs.
      Following the cessation of manufacturing insulated wire products in Durango, Mexico in January, 2006, we manufacture a diverse array of insulated wire products from our Cebu, Philippines plant, including the following:

•	PVC Lead Wire and Cable. PVC lead wire and cable is copper wire that has been insulated with polyvinyl chloride (“PVC”). This product is used primarily in automotive wire harnesses located behind the instrument panel or in the vehicle body that control certain functions including turn signals and air bags.

•	JIS Wire. JIS wire is copper wire insulated with PVC that is produced according to Japanese Industrial Standards. The primary difference between domestic PVC wire and JIS wire is that JIS wire is manufactured to metric dimensions and generally has thinner insulation than products manufactured according to U.S. Society of Automotive Engineers Standards. JIS wire is used primarily in automotive wire harnesses located behind the instrument panel or in the vehicle body.

•	XLPE Insulated Wire. Cross-linked polyethylene (“XLPE”) wire is copper wire insulated with polyethylene that is subjected to heat and steam pressure (“cross-linking”) to make the wire resistant to high temperatures. This product’s primary application includes use in high temperature environments such as the engine compartment of vehicles and in electric ranges.
      See “U.S. Insulated Wire Business Sale” for information about our recent sale and plans for the remainder of the segment.
Marketing
      We sell our products through a combination of direct (company employed) sales people and manufacturer’s representatives. Our sales organization is supported by an internal marketing staff and customer service groups. Collectively, these departments act as a bridge between our customers and our production and engineering staff. Our engineers work directly with customers in manufacturing the wire products to the customer’s exact specifications. In addition, engineers work closely with our production managers, quality supervisors and customer service representatives to ensure the timely delivery of quality products.
Key Customers
      We sell our products primarily to copper wire insulators who then sell to a diverse array of end users and to major automotive wire harness manufacturers. For the year ended December 31, 2005, we had significant sales to General Cable Corporation, which represented 18% of our consolidated net sales from continuing operations.
      We also had significant sales to Yazaki Corp. and its affiliates, which represented 10% of our consolidated net sales from continuing operations for the year ended December 31, 2005. We have extended the contract with Yazaki to supply insulated wire from our Cebu, Philippines plant until December 31, 2006. Sales to Yazaki from our Cebu, Philippines plant represented $50 million, or 9%, of our consolidated net sales from continuing operations for the year ended December 31, 2005. Our remaining business with Yazaki was done through our U.S. Insulated Wire Business, which was sold to Copperfield, LLC.
International Operations
      We currently have operations in Mexico, France, Italy and the Philippines. For the years ended December 31, 2005, 2004 and 2003, approximately 28%, 30% and 31% of our consolidated net sales from continuing operations originated from these foreign operations. A portion of these sales were to Tier I automotive suppliers whose products were sold back into the United States. We have a manufacturing facility in Durango, Mexico, a manufacturing facility in Cebu, Philippines, a manufacturing facility in Vinovo, Italy and two facilities in Saint-Chamond, France. See Note 16 to our Consolidated Financial Statements included herein for further information about our international operations.
      We are subject to risks generally associated with international operations, including price and exchange controls and other restrictive actions. In addition, fluctuations in currency exchange rates may affect our results of operations. See “Item 1A. Risk Factors” and “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” for further discussion about our foreign currency risk.
Raw Materials
      The principal raw material we use is copper, which is primarily purchased in the form of 5/16-inch rod from the major copper producers in North America, Europe and Asia. Copper rod prices are based on market prices, which are generally established by reference to the New York Mercantile Exchange, Inc. (“COMEX”) prices, plus a premium charged to convert copper cathode to copper rod and deliver it to the required location. As a world traded commodity copper prices have historically been subject to fluctuations. While fluctuations in the price of copper may directly affect the per unit prices of our products, these fluctuations have not had, nor are expected to have, a material impact on our profitability due to copper price pass-through arrangements that we have with our customers. These sales arrangements are based on similar variations of monthly copper price formulas. Use of these copper price formulas minimizes the differences between raw material copper costs charged to the cost of sales and the pass-through pricing charged to customers. These formulas for our insulated wire customers do not, however, include adjustments for the fluctuations in premiums charged to convert copper cathode to copper rod and deliver it to the required location. From January 1, 2005 to December 31, 2005, the premium to convert copper cathode to copper rod for insulated wire continuing operations increased by 25.4%. A severe increase in the price of copper could, however, negatively impact our short term liquidity because of the period of time between our purchase of copper at an increased price and the time at which we receive cash payments after selling end products to customers reflecting the increased price.
      Other major raw materials we consume include PVC compounds, XPLE compounds, color concentrate, tin and other metals. We enter into long-term supply agreements on a wide variety of materials consumed. Supplies on all critical materials are currently adequate to meet our needs. The prices of a majority of these products are affected by world oil prices and world-wide supply and demand and have increased significantly in 2004 and 2005. Our contracts with customers for insulated wire do not include adjustments for fluctuations in the price of oil, PVC compounds or XPLE compounds. From January 1, 2005 to December 31, 2005, the price increases for PVC compounds and XPLE compounds for insulated wire continuing operations were 19.2% and 9.8%, respectively.
      We order material based on purchase orders received and accepted and seek to minimize the inventory of material not identified for specific orders. We work with our suppliers to develop just-in-time supply systems which reduce inventory carrying costs.
Manufacturing and Distribution
      We are committed to the highest quality standards for our products, a standard maintained in part by continuous improvements to our production processes and upgrades and investments to our manufacturing equipment. Our equipment can be adapted to satisfy the changing needs of our customers. We maintain advanced quality assurance and testing equipment to ensure the products we manufacture will consistently meet customer quality requirements. The following is a description of our manufacturing and distribution facilities and processes for our major product lines.

Bare Wire Products
      As of December 31, 2005, we had ten facilities dedicated to the production and distribution of bare wire products in the U.S. Six of these facilities are located in New York, one in Indiana, two in Texas and one distribution facility is located in California. The manufacturing of bare wire consists of one or more of the following four processes: wire drawing; plating; bunching and stranding; and cabling.

•	Wire Drawing Process. Wire drawing is a multi-step process in which raw copper material, primarily 5/16-inch copper rod, is drawn through a series of dies of decreasing diameter.

•	Plating Process. After being drawn, our wire products may be plated through an electroplating process. We have the capability to plate copper wire with tin. Approximately 28% of our bare wire products are plated with tin. The plating process prevents the bare copper from oxidizing and also allows the wire to be soldered, which is an important quality in many electrical applications.

•	Bunching and Stranding Process. Bunching and stranding is the process of twisting together single strand wires to form a construction ranging from seven to over 200 strands. If the wire is bunched, the individual strands of wire are twisted together in a random pattern. Stranded wire is composed of a number of single end wires twisted together in a specific geometric pattern where each strand’s relative position is maintained throughout the length of the wire.

•	Cabling Process. Cabling is the process of twisting bunched wire to form a construction ranging from 49 to 47,000 strands.

Engineered Wire Products — Europe
      As of December 31, 2005, we had three facilities dedicated to the production and distribution of specialty wire products in Europe. Two are in France and one is in Italy. The manufacturing of the specialty wire engineered products in Europe consists of obtaining copper stranding or strips and applying either insulating material and/or types of terminals to meet the customers’ specifications.

Insulated Wire Products
      As of December 31, 2005, we had two manufacturing facilities used to produce and distribute insulated wire. One manufacturing facility is located in Mexico and one in the Philippines. The production of insulated wire starts with bare wire (primarily manufactured internally) and involves insulating the wire products with various polymeric insulating compounds through an extrusion process. Extrusion involves the feeding, melting and pumping of insulating compounds through a die to shape it into its final form on the wire. In order to enhance the insulation properties of some products, certain polymeric compounds can be chemically cross-linked after the extrusion process.
      As of December 31, 2005, under the terms of the Asset Purchase Agreement, we also leased a facility to Copperfield, LLC that we had previously used as a manufacturing facility for insulated wire. On February 21, 2006, this facility was sold to Copperfield, LLC. See “U.S. Insulated Wire Business Sale.” The Durango, Mexico facility ceased producing insulated wire at the end of January, 2006.
Competition
      As a result of the diversity of our product offerings, we believe that no single competitor competes with us across the entire spectrum of our product lines. However, in each market served, we experience competition from at least one major competitor. We compete primarily on the basis of quality, reliability, price, reputation, customer service and delivery time. Several customers we serve have in-house or “captive” wire production facilities. However, these captive facilities do not compete with us for sales to other customers. We also sell our products to customers with captive production to meet needs in excess of their internal production capacity.
Backlog
      Due to the manner in which we process orders, we have no significant order backlog. We follow the industry practice of producing our products on an ongoing basis to meet customer demand without significant delay. Management believes the ability to supply orders in a timely fashion is a competitive factor in its market, and therefore, attempts to minimize order backlog to the extent practicable.
Patents and Trademarks
      We have no patents and five registered trademarks. We do not believe that our competitive position or operations are dependent on any individual trademark or group of trademarks.
Employees
      As of December 31, 2005, we employed approximately 1,650 full time employees. We believe that we have a good relationship with our employees. None of our employees are represented by a union.
Seasonality
      We do not believe that our business is subject to significant seasonal fluctuations.
Environmental Matters
      We are subject to a number of federal, state, local and foreign environmental laws and regulations relating to the storage, handling, use, emission, discharge, release or disposal of materials into the environment and the investigation and remediation of contamination associated with such materials. These laws include, but are not limited to, the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”), the Water Pollution Control Act, the Clean Air Act and the Resource Conservation and Recovery Act, the regulations promulgated thereunder, and any state and foreign analogs. Our operations also are governed by laws and regulations relating to employee health and safety. We believe that we are in material compliance with such applicable laws and regulations and that our existing environmental controls are adequate. Further, we have no current plans for substantial capital expenditures in this area.
      As is the case with most manufacturers, we could incur costs relating to environmental compliance, including remediation costs related to historical hazardous materials handling and disposal practices at certain facilities, although we do not believe that such costs would materially and adversely affect us. In the past, we have undertaken remedial activities to address on-site soil contamination caused by historic operations. None of these activities have resulted in any material liability.
      We currently do not anticipate that compliance with environmental laws or regulations or the costs to remediate the sites discussed above will have a material adverse effect on us. As mentioned above, however, the risk of environmental liability and remediation costs is inherent in the nature of our business and, therefore, there can be no assurance that material environmental costs, including remediation costs, will not arise in the future. In addition, it is possible that future developments (e.g., new regulations or stricter regulatory requirements) could cause us to incur material costs to comply with applicable environmental laws and regulations.

Executive Officers of the Registrant
      Set forth below are the names and positions executive officers of our company as of December 31, 2005.

Name	Age	Position(s)

Rodney D. Kent	58	Director; Chief Executive Officer
Glenn J. Holler	58	Senior Vice President, Chief Financial Officer and Secretary
Donald F. DeKay	51	Vice President — Finance
Chrysant E. Makarushka	65	Vice President — Purchasing and Logistics
Daris W. Foster	48	Vice President — Business Process Control
      Rodney D. Kent is Chief Executive Officer of our company and has held such positions since June 1, 2005. Previously, Mr. Kent served as our President and Chief Operating Officer and he held that position from May 2000 to June 1, 2005. Mr. Kent also serves as a director of our company and has been a director since June, 1995. He served as a director when we filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code and throughout the bankruptcy proceedings. Prior to being named as President and Chief Operating Officer, Mr. Kent served as President of our Bare Wire segment since April 1995. Mr. Kent also serves as director of Oneida Financial Corp and Chairman of the Board and director of Prime Materials Recovery, Inc.
      Glenn J. Holler was named Senior Vice President & Chief Financial Officer of our company in July 2001, and Secretary of our company in October 2004. He also served as Vice President — Finance from August 1996 through July 2001. Prior to joining our company, Mr. Holler was employed by Vigoro Industries, Inc. as Vice President, Finance from 1994 to 1996. From 1983 to 1994, Mr. Holler held several positions at Moog Automotive, Inc. including Vice President  — Finance and Senior Vice President — Finance.
      Donald F. DeKay is Vice President — Finance of our company and has held such position since July 2001. Prior to being named Vice President — Finance of our company, Mr. DeKay served as Vice President — Finance of our Bare Wire segment since April 1995. Mr. DeKay served as Vice President — Finance of Omega from 1988 to 1995 and Controller of Omega from 1983 to 1988. Prior to joining our company, Mr. DeKay was employed by Price Waterhouse from 1978 to 1983. Mr. DeKay also serves as director of Prime Materials Recovery, Inc.
      Chrysant E. Makarushka is Vice President — Purchasing and Logistics and has held such position since July 2000. Prior to being named Vice President — Purchasing and Logistics, Mr. Makarushka served as Director of Metals Management for the Company from 1995 to 2000. Mr. Makarushka served as Director of Procurement and Human Resources for Omega from 1989 to 1995. Prior to joining the Company, Mr. Makarushka was employed by Rome Cable from 1981 to 1989.
      Daris W. Foster was Vice President — Business Process Control of the company from January 2004 to February 2006. He resigned effective February 28, 2006. From October 2003 to January 2004, he was our Director of Supply Chain. Mr. Foster was Director Process Management of LLS Corp. from August 2000 to September 2003. He was our Director of Information Systems from April 1998 to August 2000.

Item 1A.	Risk Factors.
Risks Related to Our Financial Position

We have a history of losses, and we may not be able to achieve profitability.
      We incurred net losses of $11.2 million, $2.3 million, $46.7 million, $133.3 million and $17.5 million for the five fiscal years ended December 31, 2005, 2004 (pro forma), 2003, 2002 and 2001, respectively. We may not achieve profitability in the near future, or at all. Our sales for continuing operations for the years ended December 31, 2005 and 2004 increased by $107.9 million and $162.1 million, respectively, however, $95.3 million and $86.4 million of the increase resulted from the increased average cost and selling price of copper and a lower proportion of tolled copper. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our net sales from continuing operations from 2001 through 2003 totaled $269.3 million, $252.3 million and $263.3 million for 2003, 2002 and 2001, respectively. We sought protection under Chapter 11 of the United States Bankruptcy Code in March 2004, and our equity ownership changed and a majority of our board of directors was replaced in connection with our reorganization.

Our historical financial information is not comparable to our current financial condition and results of operations.
      As a result of our emergence from bankruptcy on October 20, 2004, we are operating our business with a new capital structure. In addition, we became subject to fresh-start reporting upon emerging from bankruptcy under Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code. Accordingly, our financial condition and results of operations for the periods subsequent to October 20, 2004 will not be comparable to the financial condition and results of operations reflected in our historical financial statements for periods prior to the fresh-start date, making it difficult to assess our future prospects based on historical performance.

Our substantial indebtedness may limit cash flow available to invest in the ongoing needs of our business to generate future cash flow.
      Our outstanding debt at December 31, 2005 was approximately $135.4 million, excluding amounts under letters of credit. We may also incur additional debt from time to time to finance working capital, acquisitions, capital expenditures and other general corporate purposes. Our substantial indebtedness could have important consequences to holders of our common stock. For example, it could:

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

•	increase the amount of interest expense that we have to pay, because certain of our borrowings are at variable rates of interest, which, if interest rates increase, could result in higher interest expense;

•	increase our vulnerability to adverse general economic or industry conditions;

•	limit our flexibility in planning for, or reacting to, changes in our business or the industry in which we operate; or

•	place us at a competitive disadvantage compared to our competitors that have less debt.
      See “Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources.”
Risks Related to Our Business

The price of copper, the principal raw material used in our products, is subject to price fluctuations and may negatively impact our liquidity or cause our customers to decrease their orders.
      The principal raw material used in our products is copper, which is purchased in the form of 5/16-inch rod from the major copper producers in North America, Europe and Asia. Copper rod prices are based on market prices, which are generally established by reference to the New York Mercantile Exchange, Inc. (“COMEX”) prices. As a world traded commodity, copper prices have historically been subject to fluctuations. For the year 2005, the average price of copper increased by 30.4% over the average price for the year 2004. Although we have copper price pass-through arrangements with our customers, a severe increase in the price of copper could negatively impact our short-term liquidity because of the period of time between our purchase of copper at an increased price and the time at which we receive cash payments after selling end products to customers reflecting the increased price. High copper prices may also reduce demand from our customers. Since we generally do not obtain long-term purchase commitments (as discussed further below), our customers may cancel, reduce or delay their orders in response to higher copper prices.

Increases in the prices of compounds and copper premiums could increase the losses of our insulated wire segment.
      Our insulated wire segment uses polyvinyl chloride (“PVC”) compounds and cross-linked polyethylene (“XLPE”) compounds. The prices of a majority of these products are affected by world oil prices, which increased by 41.9% in 2005, and world-wide supply and demand. Our contracts with customers for insulated wire do not include adjustments for fluctuations in the price of oil, PVC compounds or XPLE compounds. From January 1, 2005 to December 31, 2005, the price increases for PVC compounds and XPLE compounds for insulated wire continuing operations were 19.2% and 9.8%, respectively.
      In addition, customer contracts for our insulated wire segment do not include adjustments for the fluctuations in premiums charged to convert copper cathode to copper rod. For the year ended December 31, 2005, the premium to convert copper cathode to copper rod for insulated wire continuing operations increased by 25.4%. We believe that higher component costs and premiums may continue and that we may be unable to pass-through these costs to our customers for the foreseeable future.

We generally do not obtain long-term volume purchase commitments from customers, and, therefore, cancellations, reductions in production quantities and delays in production by our customers could adversely affect our operating results.
      We generally do not obtain firm, long-term purchase commitments from our customers and we continue to experience reduced lead-times in customer orders. Customers may cancel, reduce or delay their orders. Order cancellations, reductions or delays by a significant customer or by a group of customers have and could continue to harm our operating results. Furthermore, our customers and potential customers could decide to manufacture in-house the products we offer. To be successful, we must excel in terms of service, product quality and price not only compared to our direct competitors but also compared to our customers’ internal manufacturing capabilities.
      In addition, we make significant decisions, including determinations regarding the level of business we will seek and accept, production schedules, component procurement commitments, personnel needs and other resource requirements based on our estimates of customer requirements. The short-term nature of our customers’ commitments and the possibility of rapid changes in demand for their products impairs our ability to estimate our future customer requirements accurately. As a consequence of the above factors, many of which are beyond our control, our quarterly results may vary significantly.

Demand for a portion of our products is highly dependent on the automobile and appliance markets.
      The demand for our products depends, in part, upon the general economic conditions of the automobile and appliance markets in which our customers compete. To the extent these industries experience weakened demand, our revenues and profitability could suffer. Downward economic cycles may result in lower sales, which may reduce our ability to make payments on our financial obligations or impact the value of our common stock.

The wire manufacturing industry is highly competitive and we face substantial domestic and foreign competition in each of our business segments.
      The results of vigorous competition could result in price compression, reduced sales, margin pressure or loss of market share thereby affecting our future earnings. Moreover, wire manufacturers must provide increasingly rapid product turnaround for their customers. On occasion, customers may require rapid increases in production, which can stress our resources and reduce operating margins. Although we have available manufacturing capacity, we may not have sufficient capacity at any given time to meet all of our customers’ demands concurrently. In addition, because many of our operating expenses are relatively fixed, a reduction in customer demand can dramatically harm our gross margins and operating results on a short term basis. Customers often expect decreased prices over time.

Our acquisition and expansion plans may fail to perform as expected.
      We have evaluated, and expect to continue to evaluate, a wide array of potential strategic transactions. From time to time, we may engage in discussions regarding potential acquisitions or expansion projects. Any of these transactions could be material to our financial condition and results of operations. The process of integrating our acquisitions or expanding our business may create unforeseen operating difficulties and expenditures and is risky. The areas where we face risks include:

•	We may not be able to integrate the new acquisition and expansion into our existing operations successfully.

•	Our estimate of the costs of improving, repositioning or redeveloping an acquired property or asset may prove to be too low, and, as a result, the property or asset may fail to meet our estimate of profitability, either temporarily or for a longer time.

•	Our managements’ time and focus will be diverted from operating our existing business.

•	We may experience cultural challenges associated within integrating employees from the acquired company into our organization.

•	We may be unable to retain key employees from the acquired business.

The loss of a significant customer could significantly reduce our sales and impact our long-lived intangible assets as well.
      General Cable Corporation represented 18% of our consolidated net sales from continuing operations for the year ended December 31, 2005. Yazaki Corp. and its affiliates represented 10% of our consolidated net sales from continuing operations for the year ended December 31, 2005. The loss of General Cable Corporation, Yazaki Corp. or any material reduction in their orders or in their orders from their customers, would reduce our revenues and may result in the impairment of property, plant and equipment, goodwill or identifiable intangibles. See “Item 1. Business — Key Customers” regarding changes with respect to Yazaki.

We depend heavily on our key employees, and the loss of key employees could harm our business.
      Our ability to provide high-quality products and level of services depends in part on our ability to retain our skilled personnel in the areas of product engineering, manufacturing and sales. Our success is also dependent on the management and leadership skills of our senior management team. The loss of any of these individuals or an inability to attract, retain and maintain additional personnel could prevent us from implementing our business strategy.

If our relationship with our employees were to deteriorate, our business could suffer.
      Currently, in our U.S. operations and in our foreign operations, we have maintained a positive working environment. Although we focus on maintaining a productive relationship with our employees, we cannot ensure that unions will not attempt to organize our employees or that we will not be subject to work stoppages, strikes or other types of conflicts with our employees or organized labor in the future. Any such event could result in increased costs, delay or reduce our production, distract management from operating our business and harm our relationships with key customers and suppliers, which could damage our business, results of operations and financial condition.

A significant portion of our business depends on sales outside the U.S.
      Approximately 28.4% of our net sales for the year ended December 31, 2005 were attributable to production facilities located outside of the U.S. Because we have broad geographic coverage, we have exposure to political and economic risks. Along with the risks associated with rapid growth discussed above, international operations pose special, additional risks, including:

•	economic or political instability;

•	foreign exchange rate fluctuations;

•	difficulties in staffing and managing foreign personnel; and

•	cultural differences.

We are subject to foreign currency fluctuations.
      We have operations in Mexico, France, Italy and the Philippines. Our operations may, therefore, be subject to volatility because of currency fluctuations. Sales and expenses are denominated in local currencies for the French and Italian operations and the U.S. Dollar is the functional currency for Mexico and the Philippines operations. As a result, these operations are subject to market risk with respect to fluctuations in the relative value of currencies. We evaluate from time-to-time various currency hedging programs that could reduce the risk, but we currently do not have any currency hedging programs in place.

As a U.S. corporation with international operations, we are subject to the Foreign Corrupt Practices Act and a determination that we violated this act may subject us to significant fines and other penalties and damage our reputation.
      As a U.S. corporation, we and our subsidiaries are subject to the regulations imposed by the Foreign Corrupt Practices Act, or the FCPA, which generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business. Any determination that we or any of our subsidiaries have violated the FCPA could subject us to significant fines and other penalties and damage our reputation.

We are subject to litigation claims that could adversely affect us.
      We are party to numerous lawsuits and have product liability claims made against us involving water inlet hoses previously supplied by a former subsidiary of our company to various OEMs. We have legal obligations to defend and indemnify certain OEMs supplied such products, as well as Viasystems International, Inc. in connection with the sale of our wire harness business. See Note 10 to our Consolidated Financial Statements. In previous years, we entered into numerous settlement and release agreements, claim and litigation management agreements, claim resolution agreements, and related and/or similar agreements, whereby we and homeowner insurance providers settled prospective and/or historical product liability claims arising out of the alleged failure of water inlet hoses. While we have insurance coverage for a substantial portion of these product liability claims, and while we estimate that any remaining uninsured liability for such claims will not exceed an amount we will be able to pay as hose claims against us are resolved, such expectation cannot be ensured.

We are subject to environmental laws and regulations that expose us to potential financial liability.
      Our operations are regulated under a number of federal, state, local and foreign environmental laws and regulations, which govern, among other things, the discharge of hazardous materials into the air and water as well as the handling, storage and disposal of, or exposure to, hazardous materials and occupational health and safety. Violations of these laws can lead to material liability, fines or penalties. In addition, it is possible that in the future new or more stringent requirements could be imposed. Various federal, state, local and foreign laws and regulations impose liability on current or previous real property owners or operators for the cost of investigating, cleaning up or removing contamination caused by hazardous or toxic substances at the property. In addition, because we are a generator of hazardous wastes, we, along with any other person who arranges for the disposal of those wastes, may be subject to potential financial exposure for costs associated with the investigation and remediation of sites at which such hazardous waste has been disposed, if those sites become contaminated. Liability may be imposed without regard to legality of the original actions and without regard to whether we knew of, or were responsible for, the presence of such hazardous or toxic substances, and we could be responsible for payment of the full amount of the liability, whether or not any other responsible party is also liable.

General economic factors that are beyond our control may harm our business by causing demand for our products to decline or increasing our costs.
      A number of factors beyond our control could decrease the demand of our existing customers and impair our ability to attract new customers. These include recessionary economic cycles and cyclical downturns in our customers’ businesses. Furthermore, customers encountering adverse economic conditions may have difficulty paying for our products. Additionally, terrorist activities, anti-terrorist efforts, war or other armed conflicts involving the United States or its interests abroad may have a material adverse effect on the U.S. and global economies and on our business, results of operations or financial condition. Finally, economic conditions can also cause fluctuations in our expenses. The cost of raw materials, labor and utilities are determined in part by general economic conditions and demand.

Anti-takeover provisions of our amended and restated certificate of incorporation, as well as Delaware law, may reduce the likelihood of any potential change of control or unsolicited acquisition proposal that you might consider favorable.
      The anti-takeover provisions of Delaware law may impose various impediments to the ability of a third-party to acquire control of us, even if a change in control would be beneficial to our existing stockholders. Additionally, provisions of our amended and restated certificate of incorporation and our amended and restated bylaws could deter, delay or prevent a third-party from acquiring us, even if doing so would benefit our stockholders. The amended and restated certificate of incorporation includes a provision that divides the board of directors in two classes until the 2006 annual meeting of stockholders. The amended and restated bylaws have limitations as to who may call a special meeting of stockholders.
Risks Related to Our Common Stock

We expect to experience volatility in our stock price, which could negatively affect your investment.
      An investment in our common stock involves substantial risks. The stock market generally and the market for stocks of companies with lower market capitalizations, like us, in particular have from time to time experienced and likely will again experience significant price and volume fluctuations that are unrelated to the operating performance of a particular company.

Our stock is traded on the “Pink Sheets,” which may make it make it difficult for you to sell your stock and the liquidity of our stock could decrease further if we deregister our securities.
      Our common stock is currently traded on the Pink Sheets. Broker-dealers often decline to trade in Pink Sheet stocks given that the market for such securities is often limited, the stocks are more volatile, and the risk to investors are greater. These factors may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. Additionally, there can be no assurance that our stock will continue to trade on the pink sheets.
      In addition, since we have fewer than 300 record holders of our stock, we have the ability to suspend registration of our stock without shareholder approval. If we did so, the liquidity of our stock could be impaired further.

Our principal stockholders could exercise their influence over us to your detriment.
      Substantially all of our company is owned by a few shareholders. The interests of those shareholders may differ from your interests, and, as such, they may take actions which may not be in your interest because, among other reasons, they may hold a significant portions of our 10 percent Secured Senior Subordinated Notes due 2011 (“Notes”).

We have not paid any dividends on our common stock and do not anticipate doing so in the foreseeable future.
      We currently anticipate that all of our earnings, if any, will be retained for repayment of our outstanding debt and for development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. In addition, our senior credit facility and the indenture governing the Notes contains covenants that restrict payment of cash dividends. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

All or substantially all of our assets are subject to security interests, and if we default under our obligations, our creditors could foreclose on our assets.
      All or substantially all of our assets serve as collateral for our senior credit facilities and the Notes. If we default in our agreements with these secured parties, they would have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interest. Accordingly, our secured creditors would be entitled to have the debt owed to them satisfied from our assets before we could make any distribution to you.

Item 2.	Properties.
      We use owned or leased properties as manufacturing and distribution facilities, warehouses and offices throughout the United States, Mexico, France, Italy and the Philippines. Our principal executive offices are located in Camden, New York. All of our domestic owned properties are pledged to secure our indebtedness under our senior credit facilities and the Notes.
      Listed below are the principal manufacturing and distribution facilities we operated as of December 31, 2005:

		Owned/
Location	Square Feet	Leased	Primary Products/End Use

BARE WIRE SEGMENT
Camden, New York	408,000	Owned	Single end, bunched, stranded, cabled and electroplated wire
Williamstown, New York	183,000	Owned	Single end, bunched, stranded and cabled wire
Bremen, Indiana	153,000	Owned	Bunched wire
Camden, New York	159,000	Leased(1)	Single end, bunched, stranded and cabled wire
Jordan, New York	117,000	Leased(1)	Single end, bunched, stranded, shielding and cabled wire
Rome, New York	107,000	Owned	Bunched, stranded, cabled and electroplated wire
Cazenovia, New York	54,000	Owned	Braided wire
El Paso, Texas	100,000	Owned	Bunched wire
El Paso, Texas	60,000	Owned	Bunched wire

		Owned/
Location	Square Feet	Leased	Primary Products/End Use

La Mirada, California	19,000	Leased(2)	Distribution
ENGINEERED WIRE — EUROPE SEGMENT
Saint-Chamond, France	60,000	Owned	Specialty braids, rope and cable products
Saint-Chamond, France	30,000	Owned	Specialty braids, rope and cable products
Vinovo, Italy	25,000	Owned	Braided wire
INSULATED WIRE SEGMENT:
Durango, Mexico	155,000	Owned	PVC, XPLE, bare wire
Cebu, Philippines	135,000	Owned	PVC, XPLE, bare wire
El Paso, Texas	101,000	Owned(3)

(1)	The leases on our Camden, New York and Jordan, New York facilities have remaining terms of approximately 6 years. During 1997, we purchased the notes that were collateralized by the Camden and Jordan properties from an unrelated creditor. We negotiated a payment schedule with the lessor which allows the lessor to retain title to the property until the termination of the lease, at which time we will have the option to purchase the properties for a nominal purchase price.

(2)	The lease expires April 30, 2007.

(3)	As of December 31, 2005, this facility was no longer being used in our operations but instead was being leased to Copperfield, LLC. On February 21, 2006, ownership of this property was transferred to Copperfield, LLC pursuant to the Asset Purchase Agreement.
      We believe our property and equipment include state-of-the-art technology and are well maintained. We believe that our property and equipment are suitable for their present and intended purposes and adequate for our current level of operations and expected demand for our products.

Item 3.	Legal Proceedings.
      We are party to numerous lawsuits and have product liability claims made against us involving water inlet hoses previously assembled and supplied by one of our former subsidiaries to various OEMs and other distributors. We have legal obligations to defend and indemnify certain OEMs supplied with such products and to Viasystems International, Inc. in connection with the sale of the Wire Harness business (the “Hose Indemnification Agreements”). In previous years, we entered into numerous settlement and release agreements, claim and litigation management agreements, claim resolution agreements, and related and/or similar agreements, whereby we and homeowner insurance providers settled prospective and/or historical product liability claims arising out of the alleged failure of such water inlet hoses (the “CRA and Settlement Agreements”). We have entered into CRA and Settlement Agreements with homeowner insurance providers with an aggregate market share of approximately 72% of the domestic homeowner insurance market.
      We have insurance coverage for a substantial portion of these product liability claims that arose prior to April 1, 2002. Following one excess insurance carrier’s decision to disclaim coverage for such hose claims in February 2002, we initiated an action in Illinois state court (the “State Court Action”) against that excess liability insurance carrier and other parties alleging, among other things, that the excess carrier was obligated to defend and indemnify and provide insurance coverage to us and various OEMs for claims for damages and defense costs related to water inlet hoses supplied by and through our former subsidiary pursuant to two $25 million excess insurance policies covering the one year periods from April 1, 2000 to April 1, 2002. In July 2003, judgment was entered in the State Court Action in our favor, which judgment was appealed by the insurance carrier. Following entry of the judgment, we and International Wire

Holding Company, our former parent company, sued the excess insurance carrier for damages arising out of such carrier’s wrongful denial of coverage. Thereafter, we and certain of our affiliates and the excess carrier entered into settlement negotiations and, in December 2003, reached an agreement whereby, among other things, the excess insurance carrier agreed to provide us and parties we had agreed to indemnify coverage and defense costs for the hose claims in accordance with the terms of the policies. In addition, pursuant to Hose Indemnification Agreements, certain OEMs whose indemnification claims are covered by such insurance coverage have agreed to provide limited financial contributions to fund a portion of the uninsured payments that we have made and will make pursuant to the CRA and Settlement Agreements. As a result of the foregoing, our exposure on account of such claims is diminished, and we estimate that any remaining uninsured liability for such claims will not have a material affect on our financial position or results of operations.
      In addition, we are a party to various other legal proceedings and administrative actions, all of which are of an ordinary or routine nature incidental to our operations. We do not believe that such proceedings and actions would materially affect us.

Item 4.	Submission of Matters to a Vote of Security Holders.
      Not applicable.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity.
      Our stock is currently being quoted under the symbol “ITWG.PK” on the Pink Sheet Electronic Quotation Service (“Pink Sheets”) maintained by Pink Sheets LLC. The following table sets forth high and low closing sales prices for our stock, as reported on the Pink Sheets. The prices shown represent over-the-counter market quotations reflecting inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. There are no results from the first three quarters of 2004 since we emerged from bankruptcy on October 20, 2004.

	High	Low

2005
Fourth quarter	$10.50	$6.15
Third quarter	10.50	5.00
Second quarter	15.50	10.75
First quarter	17.03	15.50
2004
Fourth quarter	$15.69	$15.17
      As of January 23, 2006, the approximate number of holders of record of our stock was 50.
      The Company has not declared or paid any dividends on its capital stock since emerging from bankruptcy on October 20, 2004. We currently anticipate that all of our earnings, if any, will be retained for repayment of our outstanding debt and for development and expansion of our business. We do not anticipate paying any cash dividends on our stock in the foreseeable future. In addition, our senior credit facility and the indenture governing the notes contains covenants that restrict payment of cash dividends.

      The following table summarizes securities authorized for issuance under our equity compensation plans as of December 31, 2005.

Number of Securities
Remaining Available for
	Number of Securities to Be	Weight-average	Future Issuance Under
	Issued upon Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders(1)	25,000	$11.00	0
Total	25,000	$11.00	0

(1)	On August 1, 2005, William Lane Pennington, Vice-Chairman of the Board of Directors, was granted an option to purchase 25,000 shares at an exercise price of $11.00 per share. One-third of the shares underlying the option became exercisable on August 1, 2005, the second-third becomes exercisable on August 1, 2006, and the remaining third becomes exercisable on August 1, 2007. The option expires on August 1, 2015.
      We filed a registration statement on Amendment No. 4 to Form S-1 (File No. 333-120736) for the account of certain selling shareholders. The registration statement was declared effective on August 9, 2005. As of March 1, 2006, no shares have been sold under the registration statement. Since the registration statement related to the account of certain selling shareholders, we did not receive any proceeds.

Item 6.	Selected Financial Data.
      The following table sets forth selected consolidated financial data and other operating information of our company. The following data should be read in conjunction with our consolidated financial statements and related notes and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The historical results are not necessary indicative of results to be expected in any future period.
      In connection with our emergence from bankruptcy on October 20, 2004, we adopted “fresh-start” reporting in accordance with Statement of Position (“SOP”) 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code. Under “fresh-start” reporting, the reorganization value of our company is allocated to our specific tangible and identified intangible net assets based on their fair value. Excess reorganization value is reported as “goodwill.” As a result of the adoption of such “fresh-start” reporting, our post-emergence financial statements (“Successor Company”) are not comparable with our pre-emergence financial statements (“Predecessor Company”).

      On November 30, 2005, we sold and leased certain assets of our U.S. Insulated Wire Business to Copperfield LLC and ceased our insulated wire business in the U.S. See “Item 1. Business — U.S. Insulated Wire Business Sale” for information about our recent sale. Accordingly, the results of operations for the U.S. Insulated Wire Business have been shown as “discontinued operations” in the selected financial data below:

	Successor Company		Predecessor Company

		For the Period	For the Period
		October 20	January 1
	Year Ended	through	through	Year Ended December 31,
	December 31,	December 31,	October 19,
	2005	2004	2004	2003	2002	2001

Consolidated Statements of Operations Data (in thousands)
Net sales	$539,285	$85,103	$346,310	$269,313	$252,304	$263,266
Operating expenses:
Costs of goods sold, exclusive of depreciation expense shown below	472,581	71,336	288,901	204,974	180,967	190,349
Selling, general and administrative expenses(1)	34,222	6,006	21,027	24,093	25,409	16,428
Depreciation	9,347	2,934	11,387	14,217	14,933	16,208
Amortization	3,709	825	1,751	2,498	2,370	5,732
Impairment, unusual and plant closing charges(2)	3,529	1,632	262	1,188	—	7,938
Reorganization expenses(3)	—	—	3,062	2,172	—	—
Goodwill impairment	—	—	—	2,973	3,853	—
Gain on sale of property, plant and equipment	(721)	(8)	(158)	—	(8)	(149)

Operating income	16,618	2,378	20,078	17,198	24,780	26,760
Bankruptcy reorganization items:
Bankruptcy reorganization expenses(3)	—	—	(12,710)	—	—	—
Gain from debt forgiveness(4)	—	—	259,252	—	—	—
Other income/(expense):
Interest expense (excluding interest of $20,959 on liabilities subject to compromise at October 19, 2004)	(13,350)	(2,586)	(14,625)	(39,722)	(34,259)	(33,603)

	Successor Company		Predecessor Company

		For the Period	For the Period
		October 20	January 1
	Year Ended	through	through	Year Ended December 31,
	December 31,	December 31,	October 19,
	2005	2004	2004	2003	2002	2001

Amortization of deferred financing costs	(646)	(127)	(6,813)	(4,873)	(2,123)	(1,346)
Other, net	(137)	39	(182)	(49)	(250)	(318)

Income/(loss) from continuing operations before income tax provision/(benefit) and cumulative effect of change in accounting principle	2,485	(296)	245,000	(27,446)	(11,852)	(8,507)
Income tax provision/(benefit)	4,129	(34)	666	291	33,955	(18,710)

Income/(loss) from continuing operations before cumulative effect of change in accounting principle	(1,644)	(262)	244,334	(27,737)	(45,807)	10,203
Income/(loss) from discontinued operations, net of income taxes of $(6,348), $0, $0, $0, $0 and ($2,150), respectively(5)	(9,542)	(10,500)	(7,026)	(19,001)	(32,987)	(27,707)

Income/(loss) before cumulative effect of change in accounting principle	(11,186)	(10,762)	237,308	(46,738)	(78,794)	(17,504)
Cumulative effect of change in accounting for goodwill net of tax benefit of $19,408	—	—	—	—	(54,504)	—

Net income/(loss)	$(11,186)	$(10,762)	$237,308	$(46,738)	$(133,298)	$(17,504)

Basic and diluted net income/(loss) per share:
Income (loss) from continuing operations	$(0.17)	$(0.03)	$244,334	$(27,737)	$(45,807)	$10,203
Loss from discontinued operations	(0.95)	(1.05)	(7,026)	(19,001)	(32,987)	(27,707)
Cumulative effect of accounting change	0.00	0.00	0	0	(54,504)	0

Net income/(loss)	$(1.12)	$(1.08)	$237,308	$(46,738)	$(133,298)	$(17,504)

	Successor Company		Predecessor Company

	As of	As of	As of December 31,
	December 31,	December 31,
	2005	2004	2003	2002	2001

Consolidated Balance Data Sheet
Cash and cash equivalents	$5,422	$15,192	$25,981	$2,546	$8,017
Working capital	112,222	122,503	(298,649)	66,299	84,540
Total assets	366,254	394,207	392,335	363,510	511,943
Total debt	135,416	166,649	397,135	325,521	331,792
Total shareholders’ equity/(deficit)	152,446	166,381	(88,628)	(52,353)	77,581

	Successor Company		Predecessor Company

		For the Period	For the Period
		October 20	January 1
	Year Ended	through	through	Year Ended December 31,
	December 31,	December 31,	October 19,
	2005	2004	2004	2003	2002	2001

Other Financial Data(a):
Depreciation and amortization	$15,144	$3,594	$18,786	$25,138	$27,645	$36,475
Capital expenditures	2,798	2,088	7,775	13,970	11,505	25,968

(a)	Information based on total cash flows.

(1)	Includes non-cash compensation expense income related to stock appreciation of Holding Class A Common Stock (as defined herein) in the amount of $(10,393) for the year ended December 31, 2001.

(2)	Consists of charges related to the closure and consolidation of certain facilities and administrative and corporate reorganizations and impairment of fixed assets related to the plant consolidations of $3,529 for the year ended December 31, 2005, $1,632 in the period from October 20 through December 31, 2004, $262 in the period from January 1 through October 19, 2004, $1,188 in 2003, and $7,938 in 2001. (See Note 13 to our Consolidated Financial Statements included herein.)

(3)	Reorganization expenses consist primarily of legal and consulting fees, and Bankruptcy reorganization expenses consist of legal and consulting fees, key employee retention expenses, deferred financing fees offset by the premium on the 11.75% Series B Senior Subordinated Notes.

(4)	In connection with the reorganization plan, we recorded a gain from debt forgiveness in respect of the exchange of our 11.75% Senior Subordinated Notes of $150,000, 11.75% Series B Senior Subordinated Notes of $150,000 and 14% Senior Subordinated Notes of $5,000 plus accrued interest at the time of filing bankruptcy (March 24, 2004) on these debt instruments of $29,359 for the 10% Secured Senior Subordinated Notes of $75,000.

(5)	Includes loss on discontinued operations from the U.S. Insulated Wire Business of $9,542, $10,500, $7,026, $12,072, $28,987 and $24,857 for the year ended December 31, 2005, the period October 20 through December 31, 2004, the period January 1 through October 19, 2004, the years ended December 31, 2003, 2002 and 2001, respectively. Includes loss for the Wire Harness Product Liability (see Notes 9 and 17) claims of $6,929, $4,000 and $2,850 in the years ended December 31, 2003, 2002 and 2001, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
      The following discussion and analysis should be read in conjunction with “Item 6. Selected Financial Data” and “Item 8. Financial Statements and Supplementary Data.” This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including the risks discussed in “Item 1A. Risk Factors” and elsewhere in this Form 10-K.

Overview
      We, together with our subsidiaries, manufacture and market wire products, including bare and tin-plated copper wire and insulated copper wire products, for other wire suppliers and original equipment manufacturers or “OEMs”. Our products include a broad spectrum of copper wire configurations and gauges with a variety of electrical and conductive characteristics and are utilized by a wide variety of customers primarily in the appliance, automotive, electronics and data communications and general industrial/energy industries. We manufacture and distribute our products at 15 facilities located in the United States, Mexico, France, Italy and the Philippines. We operate our business in the following three segments:

•	Bare Wire Products. Our bare and tin-plated copper wire products (or conductors) are used to transmit digital, video and audio signals or conduct electricity and are sold to a diverse customer base of over 1,000 insulated wire manufacturers and various industrial OEMs for use in computer and data communications products, general industrial, energy, appliances, automobiles and other applications. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Acquisition” for more information about our plans to expand our domestic bare wire segment.

•	Engineered Wire Products — Europe. Our bare copper wire products are engineered and used to conduct electricity either for power or for grounding purposes and are sold to a diverse customer base of various OEM’s for use in electrical appliances, power supply, aircraft and railway and automotive.

•	Insulated Wire Products. Our insulated wire products (copper conductors insulated with plastic or other polymeric compounds) are primarily manufactured for the automotive and appliance end-user markets. Our insulated wire products are used in the assembly of wire harnesses that are installed in both automobiles and appliances. A wire harness is comprised of an assembly of wires with connectors and terminals that transmit electricity between two or more end points. See “U.S. Insulated Wire Business Sale” for information about our recent sale and plans for the remainder of the segment.
      Demand for our products is directly related to two primary factors:

•	demand for the end products in which our products are incorporated; and

•	our ability to compete with other suppliers in the industries we serve.
      Important indicators of demand for all of our products include a number of general economic factors such as gross domestic product, interest rates and consumer confidence. In specific industries, management also monitors the following factors:

•	Electronics/data communications and industrial/energy — While the end user applications are very diverse, some of the contributing factors of demand in the markets include technology spending and major industrial and/or infrastructure projects, including build-out of computer networks, mining development, oil exploration and production projects, mass transit and general commercial and industrial real estate development.

•	Automobiles — North American industry production statistics, which are influenced by labor relations issues, regulatory requirements and trade agreements. For the year ended December 31, 2005, automotive industry production volumes were up 0.4% versus the same period for 2004.

•	Appliances — U.S. industry shipment statistics for items such as refrigerators, freezers, washers, dryers, ranges and dishwashers. These statistics are impacted by replacement rates for existing appliances, housing starts, existing home sales and mortgage refinancing rates. For the year ended December 31, 2005, industry shipments increased 2.4% over the same period for 2004.
      We compete with other suppliers of wire products on the basis of price, quality, delivery and the ability to provide a sufficient array of products to meet most of our customers needs. We believe our state of the art production equipment permits us to provide a high quality product while also permitting us to efficiently manufacture our products, which assists in our ability to provide competitively priced products. Also, we invest in engineering so that we can continue to provide our customers with the array of products and features they demand. Finally, we have located our production facilities near many of our customers’ manufacturing facilities which allows us to meet our customers’ delivery demands, including assisting with inventory management for just-in-time production techniques.
      A portion of our revenues is derived from processing customer-owned (“tolled”) copper. The value of tolled copper is excluded from both our sales and costs of sales, as title to these materials and the related risks of ownership do not pass to us at any time.
      Our expenses in producing these products fall into three main categories — raw materials, including copper and insulating material (PVC and XPLE compounds), labor and to a lesser extent utilities. Copper is the primary raw material incorporated in all of our products. As a world traded commodity, copper prices have historically been subject to fluctuations. Copper prices are affected by a number of factors, including worldwide demand, mining and transportation capacity and political instability. Copper supply is generally affected by the number and capacity of the mines that produce copper. For instance, production problems at a single major mine can impact worldwide supply and prices. Copper prices have increased from 2004 levels as a result of a combination of higher demand in China and disruption in mining production from several factors including an earthquake in Chile and labor stoppages at certain mines in Africa, Canada and the U.S. The average price per pound of copper based upon The New York Mercantile Exchange, Inc. (“COMEX”) increased to $1.68 per pound for the year ended December 31, 2005 from $1.29 per pound for the year ended December 31, 2004. We attempt, where possible, to minimize the impact of these fluctuations on our profitability through pass-through arrangements with our customers, which are based on similar variations of monthly copper price formulas. These formulas for our insulated wire customers do not, however, include adjustments for the fluctuations in the premiums charged to convert copper cathode to copper rod and deliver it to the required location. We believe that higher premiums may continue and that we may be unable to pass-through these costs to our customers for the foreseeable future. For the year ended December 31, 2005, the premium to convert copper cathode to copper rod for insulated wire continuing operations increased by 25.4%. As noted below, a severe increase in the price of copper can have a negative impact on our liquidity.
      Other major raw materials we consume include PVC and XPLE compounds. The prices of these items are generally affected by world oil prices and world-wide supply and demand and have increased significantly in 2004 and 2005. World oil prices are impacted by a number of factors, including seasonal fluctuations, political instability and meteorological events. For the year ended December 31, 2005, the price of a barrel of oil increased 41.9%. Correspondingly, from January 1, 2005 to January 1, 2006, the price of PVC compounds and XPLE compounds for insulated wire continuing operations increased 19.2% and 9.8%, respectively. Our contracts with customers for insulated wire do not include adjustments for fluctuations in the price of oil, PVC compounds or XPLE compounds. We believe that higher component costs may continue and that we may be unable to pass-through these costs to our customers for the foreseeable future.
      Our labor and utility expenses are directly tied to our level of production. While the number of employees we use in our operations has fluctuated with sales volume, our cost per employee continues to rise with increases in wages and the costs of providing medical coverage, workers’ compensation and other fringe benefits to employees. The cost of providing medical coverage is impacted by continued inflation in medical products and services. Utility rates vary by season and the prices for coal, natural gas and other similar commodities which are used in the generation of power. We attempt to manage our utility rates through usage agreements which affect our power usage during peak usage hours. We have recently incurred increased utility costs related to the increase in natural gas prices and the increased prices are expected for at least the near future.

U.S. Insulated Wire Business Sale
      On November 30, 2005, we entered into an Asset Purchase Agreement with Copperfield, LLC. Pursuant to that agreement, on November 30, 2005, we:

•	sold the inventory, equipment, spare parts and certain other assets located at our Avilla, Indiana facility and three facilities located in El Paso, Texas;

•	sold our Avilla, Indiana facility, transferred leases for two of our El Paso, Texas facilities and leased a third El Paso, Texas facility to Copperfield (the third facility was subsequently sold to Copperfield on February 21, 2006 for $2 million); and

•	transferred certain contracts related to these facilities.
      Under the agreement, we received net proceeds of $15 million after the working capital adjustment. We retained our accounts receivable, accounts payable and all other liabilities which were $17.2 million, net at November 30, 2005.
      We continue to explore strategic alternatives for the remainder of our insulated wire business, which comprises operations in Cebu, Philippines and Durango, Mexico, and that may include their sale or closure. The Durango plant ceased producing insulated wire at the end of January 2006.
Acquisition
      On March 4, 2006, we entered into a Stock Purchase Agreement (“Purchase Agreement”) to acquire Phelps Dodge High Performance Conductors of SC & GA, Inc. (“HPC”) from Phelps Dodge Corporation (“PD”). HPC has manufacturing operations in Inman, SC and Trenton, GA. On March 4, 2006, we entered into a Stock Purchase Agreement (“Purchase Agreement”) to acquire Phelps Dodge High Performance Conductors of SC and GA, Inc. (“HPC”) from Phelps Dodge Corporation (“PD”). HPC is a manufacturer of specialty high performance conductors which are plated copper and copper alloy conductors offering both high and low temperature standard and customized conductors as well as specialty film insulated conductors and miniature tubing products. The conductors manufactured are tin, nickel and silver plated, including some proprietary products. High temperature products are generally used where high thermal stability and good solderability are required for certain military and commercial aerospace applications. The medical products include ultra fine alloys, which are used in medical electronics such as ultrasound equipment and portable defibrillators. The tubing products are used in a variety of medical devices in medicine delivery and coronary procedures. These products are sold to harness assembly manufacturers, distributors and OEM’s in the United States, Europe and Asia primarily serving the aerospace, medical, automotive, computer, telecommunications, mass transportation, geophysical and electronics markets. HPC has manufacturing operations in Inman, South Carolina and Trenton, Georgia. For the fiscal year ended December 31, 2005, HPC’s unaudited sales were $85.5 million.
      On March 31, 2006, we completed the acquisition of all of the outstanding common stock of HPC for $42 million plus a working capital adjustment estimated at closing to be $2 million. We funded the acquisition with borrowings under our revolving credit facility. Additionally, we purchased the copper inventory held on consignment by HPC from PD for approximately $5 million. In addition, pursuant to the Purchase Agreement, we have agreed to a contingency payment in an amount equal to 4.88 multiplied by the amount that HPC’s 2006 EBITDA (as defined in the Purchase Agreement) exceeds $9.4 million. The contingency payment is capped at $3 million. In connection with the closing of the transaction, Phelps Dodge High Performance Conductors of SC & GA, Inc. changed its name to IWG High Performance Conductors, Inc. This acquisition continues the execution of our strategy to expand our product offerings with silver and nickel plated products and to sell into new markets, including aerospace and medical, as we wind-down and exit the insulated wire business.
Bankruptcy and Reorganization
      On March 24, 2004, we filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. Our Chapter 11 bankruptcy petition was directly related to the significant downturn in the industrial/energy and electronics/data communications markets and by increased competitive pricing pressures in the automotive market that accelerated in 2001 and continued to increase through the filing date. The economic downturn and competitive pricing pressures resulted in lower sales, lower margins, and weaker cash flows than originally expected. Additionally, increasing copper prices had negatively impacted our liquidity because, although we have copper price pass-through arrangements without our customers, there is a lag between the time of our purchase of copper and the time at which we receive cash payments after selling end products to customers reflecting the increased price. We emerged from bankruptcy on October 20, 2004.
Strategic Initiatives
      Upon emergence from bankruptcy, we developed and began executing various strategic initiatives including evaluating alternatives for the insulted wire segment, reduction of debt levels and expansion of bare wire segment.
      During 2005, we believe we have made progress towards these strategic alternatives. The sale of the U.S. Insulated Wire Business in November 2005 allowed us to exit a business faced with difficult market conditions and weakening financial results and cash flows. The proceeds from the sale as well as the collections of retained accounts receivable were used to pay down outstanding indebtedness. In addition, we believe that the sale or closure of the remaining insulated wire segment operations and assets will further reduce our debt levels and improve liquidity.
      The increased liquidity will be used in part to expand the bare wire segment with the acquisition of Phelps Dodge High Performance Conductors of SC and GA, Inc. This acquisition continues the execution of our strategy to expand our product offerings with silver and nickel plated products and sell into new markets, including aerospace and medical, as we wind-down and exit the insulated wire business.
Results of Operations
      As is more fully discussed in Note 3 — Fresh-Start Reporting of the Notes to our Consolidated Financial Statements, we adopted fresh-start reporting pursuant to the guidance provided by the American Institute of Certified Public Accountant’s Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code (“SOP 90-7”). For financial reporting purposes, the effective date of the reorganization was October 20, 2004 and our results of operations and cash flows in 2004 have been separated as pre-October 20 and post-October 20, 2004 due to a change in basis of accounting in the underlying assets and liabilities. We refer to our results prior to October 20, 2004 as results for the Predecessor Company and we refer to our results after October 20, 2004 as results for the Successor Company.
      For the reasons described in Note 3 to our Consolidated Financial Statements and due to other adjustments, the Predecessor Company’s financial statements for the periods prior to our emergence from bankruptcy may not be comparable to the Successor Company’s financial statements for the year ended December 31, 2005 and for the period October 20 through December 31, 2004, and our results of operations prior to emergence from bankruptcy, including the period from January 1 through October 19, 2004, are not indicative of future results. Readers should, therefore, review this material with caution and not rely on the information concerning the Predecessor Company as being indicative of our future results or providing an accurate comparison of financial performance. In addition, the year ended December 31, 2004 pro forma information presented below does not comply with SOP 90-7, which calls for separate reporting for the Successor Company and the Predecessor Company.
      The pro forma information for the year December 31, 2004 reflected adjustments including: the reversal of the net periodic postretirement benefit cost related to the Company’s self-funded post retirement plan; adjustment to depreciation relating to the adjustment to the fair market value and adjusting remaining useful lives of existing property, plant and equipment; additional amortization of customer contracts, trade names and trademarks identified as part of the allocation of reorganization value; elimination of bankruptcy reorganization expenses; elimination of gain from debt forgiveness; adjustment of interest for the reduction for the $230,000 reduction of Senior Subordinated Notes pursuant to the Plan of Reorganization and interest under the revolving credit facility and term loan dated October 20, 2004; adjustment of the amortization of net deferred financing fees for the revolving credit facility and term loan dated October 20, 2004; and reflects income/(loss) before income taxes at a 40% effective tax rate and no consideration was given to deferred taxes, including net operating loss carryforwards, which are fully offset by a valuation allowance. For further details on the pro forma adjustments, see the table of pro forma adjustments on page 34.
      The following table sets forth certain statement of operations data in millions of dollars and percentage of net sales for the periods indicated:

	Successor				Successor
	Company				Company		Predecessor Company

					For the Period
	For the Year				October 20		For the Period
	Ended				through		January 1		For the Year
	December 31,		Pro Forma Year		December 31,		through		Ended
	2005		December 31, 2004		2004		October 19, 2004		December 31, 2003

			(Unaudited)
Net sales	$539.3	100%	$431.4	100.0%	$85.1	100.0%	$346.3	100.0%	$269.3	100.0%
Operating expenses:
Cost of goods sold, exclusive of depreciation expense shown below	472.6	87.6%	360.2	83.5%	71.3	83.8%	288.9	83.4%	205.0	76.1%
Selling, general and administrative expenses	34.2	6.3%	27.5	6.4%	6.0	7.0%	21.0	6.1%	24.1	9.0%
Depreciation and amortization	13.1	2.4%	14.4	3.3%	3.8	4.5%	13.1	3.8%	16.7	6.2%
Impairment and plant closing charges	3.5	0.7%	1.9	0.4%	1.6	1.9%	0.2	0.0%	1.2	0.4%
Reorganization expenses	—	—%	3.1	0.7%	—	—%	3.1	0.9%	2.1	0.8%
Goodwill impairment	—	—%	—	—%	—	—%	—	—%	3.0	1.1%
Gain on sale of property, plant and equipment	(0.7)	(0.1)%	(0.2)	(0.0)%	—	—%	(0.1)	—%	—	—%

Operating income	16.6	3.1%	24.5	5.7%	2.4	2.8%	20.1	5.8%	17.2	6.4%
Bankruptcy reorganization items:
Bankruptcy reorganization expenses	—	—%	—	—%	—	—%	(12.7)	(3.7)%	—	—%
Gain from debt forgiveness	—	—%	—	—%	—	—%	259.3	74.9%	—	—%
Other income/(expense):
Interest expense (excluding interest of $21.0 and $0.8 on liabilities subject to compromise at October 19, 2004 and March 31, 2004, respectively)	(13.4)	(2.5)%	(12.1)	(2.8)%	(2.6)	(3.1)%	(14.6)	(4.2)%	(39.7)	(14.7)%
Amortization of deferred financing costs	(0.6)	(0.1)%	(0.5)	(0.1)%	(0.1)	(0.1)%	(6.8)	(2.0)%	(4.8)	(1.8)%
Other, net	(0.1)	—%	(0.1)	(0.0)%	—	—%	(0.2)	(0.0)%	(0.1)	—%

Income/(loss) from continuing operations before income tax provision (benefit)	2.5	0.5%	11.8	2.7%	(0.3)	(0.4)%	245.1	70.8%	(27.4)	(10.1)%
Income tax provisions/(benefit)	4.2	0.8%	4.3	1.0%	—	—%	0.7	0.2%	0.3	0.1%

Successor	Successor
Company	Company	Predecessor Company

For the Period
For the Year	October 20	For the Period
Ended	through	January 1	For the Year
December 31,	Pro Forma Year	December 31,	through	Ended
2005	December 31, 2004	2004	October 19, 2004	December 31, 2003

(Unaudited)
Income/(loss) from continuing operations	(1.7)	(0.3)%	7.5	1.7%	(0.3)	(0.4)%	244.4	70.6%	(27.7)	(10.2)%
Loss from discontinued operations, net of income taxes of ($6.3), $0, $0, $0 and $0, respectively	(9.5)	(1.8)%	(9.8)	(2.3)%	(10.5)	(12.3)%	(7.1)	(2.1)%	(19.0)	(7.1)%

Net income/(loss)	$(11.2)	(2.1)%	$(2.3)	(0.6)%	$(10.8)	(12.7)%	$237.3	68.5%	$(46.7)	(17.3)%

      We have three reportable segments: bare wire, engineered wire — Europe and insulated wire. The following table sets forth net sales and operating income/(loss) for the periods presented in millions of dollars and percentages of totals:

	Successor				Successor
	Company				Company		Predecessor Company

					For the Period
	For the Year				October 20		For the Period		For the Year
	Ended		Pro Forma Year		through		January 1		Ended
	December 31,		December 31,		December 31,		through		December 31,
	2005		2004		2004		October 19, 2004		2003

			(Unaudited)
Net sales:
Bare Wire	$391.8	73%	$308.8	72%	$62.6	74%	$246.2	71%	$190.8	71%
Engineered Wire — Europe	38.8	7%	37.6	9%	7.0	8%	30.6	9%	30.9	11%
Insulated Wire	114.6	21%	91.8	21%	16.8	20%	75.0	22%	52.7	20%
Elimination	(5.9)	(1)%	(6.8)	(2)%	(1.3)	(2)%	(5.5)	(2)%	(5.1)	(2)%

Total	$539.3	100%	$431.4	100%	$85.1	100%	$346.3	100%	$269.3	100%

Operating income/(loss):
Bare Wire	$20.1	92%	$15.7	58%	$2.8	46%	$18.1	79%	$18.0	68%
Engineered Wire — Europe	1.4	6%	2.7	10%	(2.8)	(46)%	1.8	8%	1.1	5%
Insulated Wire	0.5	2%	8.8	32%	2.4	100%	2.9	13%	7.2	27%

Subtotal	22.0	100%	27.2	100%	2.4	100%	22.8	100%	26.3	100%

Corporate	(5.4)		(2.7)		—		(2.7)		(9.1)

Total	$16.6		$24.5		$2.4		$20.1		$17.2

Year Ended December 31, 2005 versus Pro Forma Year Ended December 31, 2004
      Financial results for the year ended December 31, 2005 are compared to the pro forma financial results for the year ended December 31, 2004, which represents the consolidated financial results for the Predecessor Company for the period January 1, 2004 through October 19, 2004 and the consolidated results for the Successor Company for the period from October 20, 2004 through December 31, 2004 after giving effect to pro forma adjustments. As noted above, the Successor Company results may not be comparable to the pro forma results.
      Net sales were $539.3 million for the year ended December 31, 2005 and pro forma sales for the year December 31, 2004 were $431.4 million. Sales for 2005 were $107.9 million, or 25.0%, greater than 2004 pro forma sales as the result of a $12.0 million volume increase, primarily insulated wire sales, a net price increase of $0.6 million, a $73.6 million increase in the average selling price of copper in 2005 compared to 2004, and a $21.7 million impact from a lower proportion of customers’ tolled copper in 2005 compared to 2004. The average price of copper based upon the COMEX increased to $1.68 per pound for the year ended December 31, 2005 from $1.28 per pound for the year ended December 31, 2004.
      Bare wire segment net sales for the year ended December 31, 2005 were $391.8 million, or an increase of $83.0 million, or 26.9%, from pro forma sales of $308.8 million for the year ended December 31, 2004. This increase was primarily the result of the previously mentioned increase in the average cost and selling price of copper which had an impact of $58.7 million, $21.7 million from the impact of a lower proportion of customers’ tolled copper in 2005 compared to 2004, higher volume to customers supplying the automotive and industrial/energy markets of $4.8 million, and $1.1 million of price increase. These factors were partially offset by lower volume to customers supplying the electronics/data communications and appliance markets of $3.3 million. Of the total pounds processed for the year ended December 31, 2005 and 2004, respectively, 40.5% and 45.7% were from customers’ tolled copper.
      Engineered wire — Europe segment sales for the year ended December 31, 2005 were $38.8 million compared to $37.6 million for the year ended December 31, 2004, or an increase of $1.2 million, or 3.2%. This increase resulted from a $1.6 million impact of the increase in the average selling price and cost of copper partially offset by $0.4 of volume decline.
      Insulated wire segment net sales from continuing operations were $114.6 million for the year ended December 31, 2005 compared to $91.8 million of pro forma net sales for the year ended December 31, 2004, for an increase of $22.8 million, or 24.8% from 2004. Higher sales resulted from the previously mentioned higher cost and selling price of copper which had an impact of $13.3 million, a volume increase of $10.0 million primarily from automotive and appliance customers served from Durango, Mexico, partially offset by $0.5 million price decrease.
      Cost of goods sold, exclusive of depreciation, as a percentage of sales increased to 87.6% for the year ended December 31, 2005 from 83.5% pro forma for the year ended December 31, 2004. The increase of 4.1 percentage points was primarily due to: the increase in the average cost and selling price of copper of 1.6 percentage points; the impact of a lower percentage of customers’ tolled copper in 2005 compared to 2004 of 0.7 percentage points; higher insulating compound material costs and increased copper rod premiums for insulated wire products of 0.8 percentage points; increased utility rates in the third and fourth quarters of 0.5 percentage points; 0.3 percentage points from higher costs in the European operations and by product mix and other cost increases of 0.2 percentage points.
      Selling, general and administrative expenses were $34.2 million and $27.5 million for the years ended December 31, 2005 and 2004, respectively. Included in the year ended December 31, 2005 were $2.9 million of expense under the insulated wire division and the bankruptcy retention plans and other costs associated with the process of seeking strategic alternatives for the Insulated Wire segment, a $1.2 million charge for payments to be made to our former Chief Executive Officer under his employment agreement, $0.8 million for expenses related to our S-1 registration statement; $0.7 million for costs associated with Sarbanes-Oxley compliance and $0.6 million for severance costs in Europe. These increases together with increased professional fees resulted in the higher selling, general and administrative expenses in 2005 compared to 2004. Selling, general and administrative expenses, as a percent of sales, were 6.3% in 2005 compared to 6.4% in 2004 as the effect of higher copper costs and selling prices and a lower proportion of customers’ tolled copper in 2005 offset the effect of the aforementioned increased costs in 2005.
      Depreciation and amortization was $13.1 million for the year ended December 31, 2005, compared to $14.4 million pro forma for the year ended December 31, 2004. This decrease of $1.3 million was primarily due to lower depreciation on property, plant and equipment as the result of the adoption of “fresh-start” reporting under SOP 90-7 as the carrying values were adjusted down to fair market values as of October 20, 2004 partially offset by a shortening of useful lives. This reduction was partially offset by increased amortization of identifiable intangibles.

      Impairment and plant closing charges for the year ended December 31, 2005 and 2004 were $3.5 million and $1.9 million, respectively. Included in 2005 is a $3.5 million impairment charge for property, plant and equipment located in Durango, Mexico. Included in 2004 is a $1.7 million charge for the closing of the plant located in Beynost, France.
      Reorganization expenses related to the process preceding the Chapter 11 bankruptcy filing were $3.1 million for the year ended December 31, 2004. There were no similar expenses in 2005.
      Operating income for the year ended December 31, 2005 was $16.6 million compared to $24.5 million pro forma for the year ended December 31, 2004. This decrease of $7.9 million was primarily from the higher cost of goods sold, increased selling, general and administrative expenses and the impairment charge in 2005 partially offset by lower reorganization costs and depreciation and amortization. Bare wire’s segment operating income for the year ended December 31, 2005 was $20.1 million compared to $15.7 million pro forma in 2004, or an increase of $4.4 million from higher sales volume and pricing and lower depreciation and amortization partially offset by increased costs in the utilities. Engineered wire — Europe’s operating income for the year ended December 31, 2005 was $1.4 million compared to $2.7 million for the year 2004. This decrease of $1.3 million was the result of slightly lower sales volume and increased production costs. Insulated wire’s segment operating income from continuing operations of $0.5 million for the year ended December 31, 2005 decreased from $8.8 million pro forma for 2004 as higher sales volume and lower depreciation and amortization were offset by increased cost for insulating compounds and copper rod premiums and lower customer pricing. Operating income for the year ended December 31, 2005 was lower than pro forma 2004 by $2.7 million from retention plans expense, other costs associated with the Insulated Wire segment strategic alternatives, S-1 expenses and Sarbanes-Oxley costs partially offset by lower reorganization expenses.
      Interest expense was $13.4 million and $12.1 million for the years ended December 31, 2005 and 2004, respectively, for an increase of $1.3 million. This increase was the result of higher interest rates in 2005 compared to 2004, partially offset by lower outstanding borrowings in 2005 compared to 2004.
      Amortization of deferred financing fees increased $0.1 million in 2005 to $0.6 million.
      The income tax provision of $4.1 million for the year ended December 31, 2005 primarily consists of the recording of tax liabilities of $7.6 million for the Company’s earnings no longer considered permanently re-invested in the Cebu, Philippines operation and other items of $0.5 million net, offset by the reversal of the domestic valuation allowance of $4.0 million. For the pro forma year ended December 31, 2004, the tax provision of $4.3 million represents a 40% effective tax rate and no consideration was given to our deferred tax assets, including net operating loss carryforwards in the pro forma calculations.
      Loss from discontinued operations was $9.5 million and $9.8 million for the years ended December 31, 2005 and 2004, respectively. These amounts represent the results of operations of the U.S. Insulated Wire Business that was sold in November 2005. The decrease in the loss of $0.3 million was primarily the result of a $6.3 million tax benefit in 2005 partially offset by lower sales volume, increased cost for insulating compound materials and impairment of identifiable intangibles.
      Net loss of $11.2 million was recorded for the year ended December 31, 2005 compared to a $2.3 million pro forma net loss for 2004. The increase of net loss by $8.9 million in 2005 was due to lower operating income, increased income tax effects related to the pro forma adjustments and the greater loss from discontinued operations.

Successor Company for the Period from October 20 through December 31, 2004 versus the Year Ended December 31, 2003
      Sales in the period ended December 31, 2004 decreased to $85.1 million from $269.3 million in the year ended December 31, 2003 as it reflects an operating period that is 292 days shorter than the year ended December 31, 2003.

      The Successor Company had no results of operations prior to the effective date of the plan of reorganization. Accordingly, there are 292 fewer days in the period, which prevents a meaningful comparison between the periods.
      See the detailed description below of significant items in the comparison of the pro forma year ended December 31, 2004 versus the year ended December 31, 2003. As noted below, pro forma net sales increased year-over-year as the result of several factors including higher volume, an increase in the average cost and selling price of copper and the impact of a lower proportion of customers’ tolled copper in 2004 compared to 2003. In addition, pro forma cost of goods sold as a percentage of sales increased to 83.5% for the year ended December 31, 2004, from 76.1% for the year ended December 31, 2003, with the primary contributing factors described below including increases in certain manufacturing costs such as higher insulating compound, tin and utility costs.

Predecessor Company for the Period from January 1 through October 19, 2004 versus the Year Ended December 31, 2003
      Sales in the period ended October 19, 2004 increased to $346.3 million from $269.3 million in the year ended December 31, 2003 as it reflects an operating period that is 73 days shorter than the year ended December 31, 2003 which was more than offset by the impact of higher copper prices and lower proportion of customers’ tolled copper in the 2004 period and a slight increase in volume. The average price of copper based upon COMEX increased from $.81 per pound in the 2003 year to $1.25 per pound for the period ended October 19, 2004.
      The Predecessor Company had no results of operations after the effective date of the plan of reorganization. Accordingly, there are 73 fewer days in the period, which prevents a meaningful comparison between the periods.
      See the detailed description below of significant items in the comparison of the pro forma year ended December 31, 2004 versus the year ended December 31, 2003. As noted below, pro forma net sales increased year-over-year as the result of several factors including higher volume, an increase in the average cost and selling price of copper and the impact of a lower proportion of customers’ tolled copper in 2004 compared to 2003. In addition, pro forma cost of goods sold as a percentage of sales increased to 83.5% for the year ended December 31, 2004, from 76.1% for the year ended December 31, 2003, with the primary contributing factors described below including increases in certain manufacturing costs such as higher insulating compound, tin and utility costs.

Pro Forma Year Ended December 31, 2004 versus Year Ended December 31, 2003
      The pro forma financial results for the year ended December 31, 2004, which represents the consolidated financial results for the Predecessor Company for the period January 1 through October 19, 2004 and the consolidated results for the Successor Company for the period from October 20 through December 31, 2004 after giving effect to pro forma adjustments are compared with the Predecessor Company’s results for the year ended December 31, 2003. As noted above, the pro forma results may not be comparable to the Predecessor Company.
      Pro forma net sales were $431.4 million for the year ended December 31, 2004 and $269.3 million in the year ended December 31, 2003. Pro forma sales for the year were $162.1 million, or 60.2%, above 2003 levels as a result of a $77.3 million volume increase for both bare wire and insulated wire products to all markets served, and a $58.3 million increase in the average cost and selling price of copper and a $28.1 million impact from a lower proportion of customers’ tolled copper in 2004 compared to 2003. These increases were partially offset by $1.6 million of lower customer pricing, primarily in the automotive market. The average price of copper based upon COMEX increased to $1.29 per pound for the year ended December 31, 2004 from $.81 per pound for the year ended December 31, 2003.
      Bare wire segment pro forma net sales for the year ended December 31, 2004 were $308.8 million, or an increase of $118.0 million, or 61.8%, from sales of $190.8 million for the year 2003. This increase was primarily the result of a $49.6 million increase in volume from higher sales to customers supplying the electronics/ data communications, industrial/ energy and appliance markets as the result of an improving U.S. general economy, increased sales to General Cable Corporation, a $40.3 million increase in the average cost and selling price of copper and a $28.1 million impact from a lower proportion of customers’ tolled copper in 2004 compared to 2003. Of the total pounds processed for the year ended December 31, 2004 and for the year 2003, respectively, 45.7% and 54.2% were from customers’ tolled copper.
      Engineered wire — Europe segment sales for the year ended December 31, 2004 were $37.6 million compared to $30.9 million for the year ended December 31, 2003. This resulted in an increase in 2004 of $6.7 million, or 21.7%, primarily from the impact of higher average selling price and cost of copper in 2004 compared to 2003.
      Insulated wire segment pro forma net sales from continuing operations for the year ended December 31, 2004 were $91.8 million compared to $52.7 million in the year ended December 31, 2003, for an increase of $39.1 million, or 74.2%. Higher sales resulted from an overall $29.4 million increase in automotive sales, primarily through market share gains with one large Tier I customer (industry-wide automotive production was down slightly year-over-year) and increased sales from the Durango, Mexico facility, and a $11.3 million increase in the average cost and selling price of copper. These increases were partially offset by $1.6 million of lower customer pricing primarily in the automotive market.
      Pro forma cost of goods sold, exclusive of depreciation, as a percentage of sales increased to 83.5% for the year ended December 31, 2004, from 76.1% for the year ended December 31, 2003 for an increase of 7.4 percentage points. This change was due to: the impact of higher copper prices which accounted for 2.6 percentage points; the impact of a lower proportion of customers’ tolled copper in 2004 compared to 2003 of 1.6 percentage points; lower customer pricing for 0.5 percentage points; a settlement expense with one of our customers in connection with an alleged defective product during a new manufacturing line start-up at our Mexican insulated wire facility for 0.9 percentage points; higher insulating compounds costs for 0.2 percentage points; impact of the step up in LIFO inventories for 0.6 percentage points; higher tin and utilities costs of 0.8 percentage points; and product mix and other cost increases of 0.2 percentage points.
      Pro forma selling, general and administrative expenses were $27.5 million for the year ended December 31, 2004, compared to $24.1 million for the year ended December 31, 2003. Selling, general and administrative expenses increased $3.4 million, which was the result of $2.5 million increase for payroll and payroll related items, $2.4 million for volume related freight and $0.4 million of reversal of the net periodic post retirement benefit related to the Company’s self-financed post-retirement plan, partially offset by a $0.9 million decrease in bad debt provisions and the impact of a $1.0 million charge for payments to be made to David Sindelar, our former Chief Executive Officer, under his employment agreement in 2003. These expenses, as a percent of net sales, decreased from 9.0% for the year ended December 31, 2003 to 6.4% for the year ended December 31, 2004, primarily from the effect of increased sales volume and higher copper costs and selling prices.
      Depreciation and amortization was $14.4 million for the year ended December 31, 2004 compared to $16.7 million for the year ended December 31, 2003, from lower depreciation on property, plant and equipment as the result of the adoption of “fresh-start” reporting under SOP 90-7 as the carrying values were adjusted to fair market value as of October 20, 2004, partially offset by additional amortization of customer contracts, trade names and trademarks identified as part of the allocation of reorganization value.
      Pro forma impairment and plant closing charges for the year ended December 31, 2004 were $1.9 million and $1.2 million in the year ended December 31, 2003. A charge of $1.7 million was recorded in the fourth quarter of 2004 related to the announced closing of the plant in Beynost, France. The other amounts were charges for previously closed bare wire plants.
      Pro forma reorganization expenses were $3.1 million in the year compared to $2.1 million in 2003 as a result of increased professional fees prior to the filing of the Chapter 11 bankruptcy.

      Goodwill impairment of $3.0 million was recognized in 2003, following the January 1, 2002 adoption of SFAS No. 142 “Goodwill and Other Intangible Assets.” This was the result of further declines in the fair value of certain of the Company’s reporting units in Europe. There was no similar charge in the year 2004.
      Pro forma operating income for the year ended December 31, 2004 was $24.5 million compared to $17.2 million for the 2003 period or an increase of $7.3 million. Most of this increase was the result of higher sales volume and lower depreciation and amortization, partially offset by the increase in the cost of goods percentage, higher selling, general and administrative expenses and the impairment charges. Bare wire segment pro forma operating income of $15.7 million for the year 2004 period decreased by $2.3 million, or 12.8%, as impact of higher tin, transportation and utility costs, as well as the impact of the step-up in LIFO inventories and increased amortization of identifiable intangibles offset higher sales volume. Engineered wire — Europe segment pro forma operating income was $2.7 million for the year ended December 31, 2004 and increased from 2003 by $1.6 million primarily from plant efficiencies and cost reduction programs. Insulated wire segment’s pro forma operating income from continuing operations increased to $8.8 million for the year ended December 31, 2004 from $7.2 million in 2003 as higher sales volume and lower depreciation offset the impact of competitive pricing pressures, higher insulating compound costs and the effects of the step-up in LIFO inventories.
      Pro forma interest expense was $12.1 million and $39.7 million for the year ended December 31, 2004 and 2003, respectively, for a decrease of $27.6 million. This decrease was primarily due to non-recognition of interest expense on $305 million of our 11.75% and 14% Senior Subordinated Notes (which are subject to compromise) from March 24, 2004 (date of filing for Chapter 11 bankruptcy) to October 20, 2004 as well as lower interest rates on our senior credit facility and DIP compared to the 10.375% Senior Secured Notes.
      Pro forma amortization of deferred financing costs decreased $4.3 million to $0.5 million for the year ended December 31, 2004 from $4.8 million for the year 2003 period as the result of the write-off of deferred financing fees related to our 10.375% Senior Secured Notes that were repaid on March 24, 2004 and before maturity and the 2004 period reflects the amortization of the deferred financing fees incurred for the new senior credit facility.
      Pro forma income tax provisions were $4.3 million and $0.3 million for the periods ended December 31, 2004 and 2003, respectively. The 2004 pro forma tax provision reflects the loss before income taxes at a 40% effective rate and no consideration was given to our deferred income taxes, including net operating loss carryforwards in the pro forma calendar. The 2003 tax provision represents certain state and foreign income taxes only.
      The loss from discontinued operations was $9.8 million in 2004 and represented the loss for the U.S. Insulated Wire Business. The loss from discontinued operation in 2003 was $19.0 million including $12.1 million from the U.S. Insulated Wire Business and $6.9 million for charges related to water inlet hose claims as described in the “Business — Legal Proceedings” section. There was no similar pro forma charge for water inlet hose claims the year ended December 31, 2004. Included in the year ended December 31, 2004 charge was $4.7 million for pro forma impairment of intangible assets related to the insulated wire segment. Upon emergence from bankruptcy, customer relationships and trade name valuations were established based primarily on the cash flows from such intangibles. Based on the changes in the cost structure in the fourth quarter of 2004, future cash flows were negatively affected and resulted in a reduction in value to these intangibles.
      A pro forma net loss of $2.3 million resulted for the year ended December 31, 2004. A net loss of $46.7 million was recorded for the year ended December 31, 2003. The improvement of $44.4 million in the year ended December 31, 2004 resulted from increased pro forma operating income, reduced interest expense, a lower loss from discontinued operations and a lower income tax provision.

      The following table presents the pro forma adjustments made to the Company’s historical consolidated statements of operations for the period October 20 through December 31, 2004 (Successor) and the period January 1 through October 19, 2004 (Predecessor) to arrive at the year ended December 31, 2004 pro forma amounts:
INTERNATIONAL WIRE GROUP, INC.
UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
For the Year Ended December 31, 2004

	Successor	Predecessor
	Company for	Company for
	the Period	the Period
	October 20	January 1
	through	through
	December 31,	October 19,
	2004	2004	Adjustments		Pro Forma

	(In thousands, except share and per share data)
Net sales	$85,103	$346,310	$—		$431,413
Operating expenses:
Cost of good sold, exclusive of depreciation expense shown below	71,336	288,901	—		360,237
Selling, general and administrative expenses	6,006	21,027	481	(1)	27,514
Depreciation	2,934	11,387	(3,869	)(2)	10,452
Amortization	825	1,751	1,285	(3)	3,861
Reorganization expenses	—	3,062	—		3,062
Impairment and plant closing charges	1,632	262	—		1,894
Gain on sale of property, plant and equipment	(8)	(158)	—		(166)

Operating income/(loss)	2,378	20,078	2,103		24,559
Bankruptcy reorganization items:
Bankruptcy reorganization expenses	—	(12,710)	12,710	(4)	—
Gain from debt forgiveness	—	259,252	(259,252	)(5)	—
Other income/(expense):
Interest expense (excluding interest of $20,959 on liabilities subject to compromise at October 19, 2004)	(2,586)	(14,625)	3,890	(6)	(13,321)
Amortization of deferred financing fees	(127)	(6,813)	6,429	(7)	(511)
Other, net	39	(182)	—		(143)

Income/(loss) before income tax provision	(296)	245,000	(234,120)		10,584
Income tax provision/(benefit)	(34)	666	3,602	(8)	4,234

Income/(loss) from continuing operations	(262)	244,334	(237,722)		6,350
Income/(loss) from discontinued operations	(10,500)	(7,026)	8,854		(8,672)

Net income/(loss)	$(10,762)	$237,308	$(228,868)		$(2,322)

Pro forma basic and fully diluted net
income/(loss) per share					$(0.23)

Pro forma weighted average basic and diluted shares outstanding (unaudited)					10,000,002

(1)	Reflects the reversal of the net periodic postretirement benefit cost related to the Company’s self-funded post retirement plan.

(2)	Reflects the adjustment to depreciation relating to the adjustment to the fair market value and adjusted remaining useful lives of the existing property, plant and equipment as follows:

Elimination of historical depreciation expense	$(14,321)
Depreciation expense on fixed assets restated at fair value as of January 1, 2004	10,452

$(3,869)

(3)	Reflects the additional amortization of customer contracts, trade names and trademarks identified as part of the allocation of reorganization value.

(4)	Reflects elimination of bankruptcy reorganization expenses.

(5)	Reflects elimination of gain from debt forgiveness.

(6)	Reflects adjustment of interest expense for the $230,000 reduction of Senior Subordinated Notes pursuant to the Plan of Reorganization and interest under the revolving credit facility and term loan ended October 20, 2004 as follows:

	Debt Balance	Interest Rate	Interest Expense

Elimination of historical interest expense for the period prior to the Reorganization			$17,211
Add:
Interest on new credit facility	$90,308	6.05%	(5,464)
Fees related to new credit facility			(250)
Interest on 10% Senior Secured Notes	75,000	10.00%	(7,500)
Interest on other indebtedness	1,341	8.00%	(107)

			$3,890

(7)	Reflects the adjustment of the amortization of net deferred financing fees for the revolving credit facility and term loan ended October 20, 2004 as follows:

Elimination of historical amortization of deferred financing fees	$6,940
Amortization on $3,202 of deferred financing fees incurred on new credit facility and 10% Senior Secured Notes over 60 months	(511)

$6,429

(8)	Reflects income/(loss) before income taxes at a 40% effective rate. No consideration has been given to our deferred tax assets, including net operating loss carryforwards, which are fully offset by a valuation allowance as any reversal of the valuation allowance will offset goodwill first, then intangible assets and then increase additional paid-in capital in accordance with SOP 90-7.
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
      We recognize revenue from services performed to process customer-owned (“tolled”) copper. Such revenue is recognized at the time the product is received by the customer. The value of tolled copper is excluded from both sales and cost of goods sold, as title to these materials and the related risks of ownership do not pass to us at any time.

Accounts Receivable
      We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current creditworthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that the historical credit loss rates will continue in the future. Since we have a number of relatively large customers, a significant change in the liquidity or financial position of one of these customers could have a material adverse impact on the collectibility of our accounts receivables and our future operating results.

Inventories
      Inventories are valued at the lower of cost, determined using the last in, first out (“LIFO”) method, or the current estimated market value of the inventory. Because the main component of our products is copper, a worldwide traded commodity, the estimated fair market value of the inventory is subject to wide fluctuations. Any significant decline in the average COMEX price of copper can result in an inventory valuation adjustment. Any significant decline in inventory quantities can result in an adjustment to the LIFO reserves. During 2005, inventories quantities were reduced. This reduction resulted in a liquidation of LIFO quantities carried at lower costs prevailing in the prior year as compared to the cost of 2005 purchases.

Deferred Taxes
      We establish deferred tax assets and liabilities based on profits or losses in each jurisdiction in which we operate. Associated valuation allowances reflect the likelihood of the recoverability of these assets. Our judgment of the recoverability of these assets is based primarily on historical results of operations, our estimate of current and expected future earnings as well as prudent and feasible tax planning strategies. Any reversal of valuation allowance that existed at October 20, 2004, the date we emerged from bankruptcy, will first offset goodwill, then intangible assets and then increase additional paid-in capital in accordance with SOP 90-7. In 2005, $0.2 million of the reversal of the valuation allowance that existed at October 20, 2004 reduced goodwill.
      As a result of the reorganization, the Company underwent an ownership change within the meaning of Section 382 of the Internal Revenue Code (IRC). As a result, the Company is subject to an annual limitation of approximately $8 million on the amount of NOL and credit carryforwards which the Company may utilize in the U.S.
      A debtor is not required to include gain on the discharge of debt in income if the debt discharge occurs in bankruptcy. However, IRC Section 108 requires that the debtor’s NOL, capital and credit carryovers first be reduced and then tax basis in assets be reduced. The Company expects to reduce available current year tax losses and NOL carryforwards by approximately $102 million as a result of the bankruptcy reorganization. After consideration of this reduction, the Company expects to have NOL carryforwards of approximately $31 million as of December 31, 2005, available to offset future federal taxable income. These NOL carryforwards expire in varying amounts in the years 2022 to 2025 if not utilized.

Long Lived Assets
      Whenever indications of impairment exist, we review the net realizable value of our long-lived assets through an assessment of the estimated future cash flows related to those assets such as the loss of a key customer. In the event we determine that the carrying values of long-lived assets are in excess of estimated gross future cash flows for those assets, we will write-down the value of the assets to an estimated fair value using a discounted cash flow analysis. This applies to property, plant and equipment, identifiable intangibles and other long-lived assets. As for goodwill, we compare the carrying value of our reporting units to the fair value of such units based primarily on the reporting unit’s cash flows. To the extent the carrying value of the reporting unit exceeds its fair value, the respective goodwill is written down to its fair value using a residual goodwill calculation. A significant downward revision in the estimated fair value of future cash flows could result in a material impairment of our remaining goodwill.
      We test for goodwill impairment annually and between annual tests if an event occurs or if circumstances change that indicate the fair value of a reporting unit is below the unit’s carrying amount. Performing the impairment test requires us to estimate the fair values using the present value of estimated future cash flows. We performed our annual impairment test for 2005 as of December 31, 2005.
Recently Issued Accounting Standards

Recently Issued Accounting Standards
      In November 2004 (revised in December 2004), the FASB issued SFAS No. 151, Inventory Costs — an amendment of ARB No. 43, Chapter 4 to be effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with early adoption permitted. SFAS No. 151 amends the guidance in Accounting Research Bulleting (“ARB”) No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges . . . .” SFAS No. 151 requires those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, FAS No. 151 requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company does not expect the adoption of SFAS No. 151 to have a material impact on its financial position or results of operations.
      In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The Company will adopt the provisions of SFAS No. 123(R) effective the first quarter of fiscal year 2006, which begins on January 1, 2006. The Company does not believe the impact of adopting SFAS No. 123(R) will be material.
      In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment. This SAB provides views of the SEC staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations, and is intended to assist in the initial implementation of SFAS No. 123(R). The Company anticipates refining its estimates of expected volatility and expected term as a result of the guidance provided within SAB No. 107 and SFAS No. 123(R).
      In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, Accounting for Conditional Asset Retirement Obligations, which is an interpretation of SFAS No. 143, Accounting for Asset Retirement Obligations. This Interpretation clarifies terminology within SFAS No. 143 and requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. This Interpretation is effective for fiscal years ending after December 15, 2005. The adoption of this Interpretation did not have a material impact on its financial condition or results of operations.
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
Liquidity and Capital Resources

Working Capital and Cash Flows
      Net cash provided by operating activities before cash flows used for reorganization expenses was $28.9 million for the year ended December 31, 2005, compared to net cash provided by operating activities of $7.4 million for the period October 20 through December 31, 2004. This improvement of $21.5 million was primarily the result of increased accounts payable terms from re-instatement of terms trade vendors of $21.6 million after emerging from Chapter 11 bankruptcy and a decrease in inventories of $25.6 million. The decrease in inventory was due to a 3.4 million planned reduction in copper pounds in the bare wire segment, the $10.5 million sale of the inventories of the U.S. Insulated Wire Business on November 30, 2005 and a $15.1 million increase in the LIFO reserve as a result of increasing copper prices. These factors were partially offset by higher accounts receivable of $29.7 million resulting from increased copper prices and lower accrued liabilities and other items of $10.3 million. Net income (loss) for the year ended December 31, 2005 included higher depreciation, amortization and long-lived asset impairment charges of $3.8 million than in the period ended December 31, 2004.
      Accounts receivable increased $25.2 million from year-end 2004 primarily as the result of a 44.2% increase in fourth quarter copper prices and a slight increase in days sales outstanding for the year ended December 31, 2005 compared to year ended December 31, 2004. The allowance for doubtful accounts as a percentage of accounts receivable decreased from 5.8% at December 31, 2004 to 3.1% as of December 31, 2005 primarily from an improvement in the overall collectibility of our receivables.
      Inventories of $56.9 million, as of December 31, 2005, decreased by $26.5 million from December 31, 2004 from a 3.4 million pound planned reduction of copper in the bare wire segment and the $10.5 million sale of the U.S. Insulated Wire Business inventories on November 30, 2005 and a $15.1 million increase in the LIFO reserve as the result of higher copper prices. Accordingly, inventory turns improved in the 2005 period compared to 2004.
      Accounts payable were $33.9 million as of December 31, 2005, or an increase of $21.1 million from December 31, 2004 levels, as trade vendor terms were re-established after emerging from Chapter 11 bankruptcy and the effect of 44.2% higher copper prices in fourth quarter 2005 versus the comparable 2004 period. As of December 31, 2005, we had a reserve of $1.6 million for the settlement and costs of the hose claims. During the 2005 year, $0.7 million was paid under various settlement agreements for hose claims. As a result of claims settled to date, existing Claims Resolution Agreements and known open claims, we anticipate that the remaining reserve of $1.6 million is adequate to cover remaining obligations and cash requirements.
      Net cash used in reorganization activities was $6.4 million in the year ended December 31, 2005 compared to $3.5 million of net cash used in reorganization activities in the period October 20 through December 31, 2004. This increase of $2.9 million resulted from the final payments of legal and professional fees under the Chapter 11 bankruptcy as approved by the court in the 2005 period, which were higher than expenditures in the 2004 period.
      Net cash used in investing activities for capital expenditures was $2.7 million for the year ended December 31, 2005, compared to $2.1 million for the period October 20 through December 31, 2004, primarily from an increase for normal replacement and cost reduction expenditures in 2005 in all three segments due to more days in the 2005 period compared to the 2004 period. We anticipate making additional capital expenditures in 2006 to fund our expansion plans.
      Net cash used in financing activities was $31.3 million for the year ended December 31, 2005, compared to net cash provided by financing activities of $0.1 million for the period October 20 through December 31, 2004. The increase was primarily the result of net payments of $31.2 million under our senior revolving credit facility in the 2005 period.

Financing Arrangements
      Concurrently with the consummation of our reorganization, we and our domestic subsidiaries entered into (1) a credit agreement which provides for a five-year senior revolving credit facility in an amount up to $110.0 million (including as a sub-facility of the revolving credit facility, a $25 million letter of credit facility) subject to borrowing base availability, and (2) a credit agreement which provides for a $30.0 million five-year senior term loan facility. The proceeds of the facilities were used to repay our DIP facility and for working capital and other general corporate purposes. We also issued the $75 million of 10% Secured Senior Subordinated Notes to the former holders of our Subordinated Notes. For a description of the terms of these facilities and the Notes, see Note 11 to the Consolidated Financial Statements. On March 31, 2006, we increased our senior revolving credit facility by $20 million, and the revolving credit facility now provides for up to $130 million subject to borrowing base availability.

Liquidity
      We require cash for working capital, capital expenditures, debt service and taxes. Our working capital requirements generally increase when demand for our products increase or when copper, copper premiums or compound costs material increase significantly or rapidly. Currently, a $0.10 per pound fluctuation in the price of copper will have a $4.2 million impact on our working capital. The average price of copper based upon COMEX increased to $1.68 per pound for the year ended December 31, 2005 from $1.29 per pound for the year ended December 31, 2004.
      Our principal sources of cash are generated from operations and availability under our debt financing arrangements. We expect that ongoing requirements for working capital, capital expenditures, debt service and taxes will be funded from operating cash flow and borrowings under our revolving credit facility.
      As of December 31, 2005, we had $5.4 million of unrestricted cash and cash equivalents. Actual borrowings availability under our revolving credit facility is subject to a borrowing base calculation, generally based upon a percentage of eligible accounts receivable, inventory and property, plant and equipment. As of December 31, 2005, our borrowing base was $105.1 million and our outstanding indebtedness under the revolving credit facility (including outstanding letters of credit) was $40.6 million, resulting in a remaining availability as of such date of $64.5 million.
      On March 31, 2006, we increased our senior revolving credit facility by $20 million, and the revolving credit facility now provides for up to $130 million subject to borrowing base availability. The Company funded the acquisition of Phelps Dodge High Performance Conductors of SC & GA, Inc. with borrowings under the revolving credit facility. After the funding the acquisition on March 31, 2006, the outstanding balance on the revolving credit facility was approximately $44 million excluding letters of credit.
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
Off-Balance Sheet Arrangements
      We have not historically utilized off-balance sheet financing arrangements and have no such arrangements as of December 31, 2005. However, we do finance the use of certain facilities and equipment under lease agreements provided by various institutions. Since the terms of these agreements meet the definition of operating lease agreements, the sum of future lease payments is not reflected on our consolidated balance sheets. As of December 31, 2005, the future minimum lease payments under these arrangements totaled $3.1 million.
Contractual Obligations
      The following table sets forth our contractual obligations as of December 31, 2005 for the periods shown (dollars in millions):

		Less Than			More Than
Contractual Obligations(3)	Total	1 Year	1-3 Years	3-5 Years	5 Years

Debt(1)	$135.4	$0.2	$0.0	$60.2	$75.0
Estimated interest on debt(2)	40.5	11.4	10.8	10.8	7.5
Open purchase orders	14.2	14.2	0.0	0.0	0.0
Operating leases	3.1	1.5	1.5	0.1	0.0

Total contractual cash obligations	$193.2	$27.3	$12.3	$71.1	$82.5

(1)	Debt obligations are exclusive of interest.

(2)	Interest was estimated using the debt balance outstanding at December 31, 2005 and the interest rates in effect on December 31, 2005.

(3)	Deferred compensation of $1.7 million was excluded from the contractual obligations table as the timing of the payments is dependent on the employee’s termination date.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.
      We do not ordinarily hold market risk sensitive instruments for trading purposes. We do, however, recognize market risk from interest rate, foreign currency exchange and commodity price exposure.
Interest Rate Risk
      At December 31, 2005, approximately $60.4 million of $135.4 million of long-term debt, specifically, $60.2 million of borrowings under our senior credit facility, bear interest at variable rates. A hypothetical 1% increase in variable interest rates would increase our interest rate expense by $0.6 million based on the debt outstanding as of December 31, 2005. We are not currently engaged in any hedging activities.
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

      In terms of foreign currency translation risk, we are exposed primarily to the euro, the Mexican peso and the Philippine peso. Our net foreign currency investment in foreign subsidiaries and affiliates translated into United States dollars using year-end exchange rates at December 31, 2005 and 2004, was $86.9 million and $62.4 million, respectively.
      At December 31, 2005, we had no financial instruments outstanding that were sensitive to changes in foreign currency rates.
Commodity Price Risk
      The principal raw material used by us is copper, which is purchased in the form of 5/16-inch rod from the major copper producers in North America, Europe and Asia. Copper rod prices are based on market prices, which are generally established by reference to the COMEX prices, plus a premium charged to convert copper cathode to copper rod and deliver it to the required location. As a worldwide traded commodity, copper prices have historically been subject to fluctuations. While fluctuations in the price of copper may directly affect the per unit prices of our products, these fluctuations have not had, nor are expected to have, a material impact on our profitability due to copper price pass-through arrangements that we have with our customers. These sales arrangements are based on similar variations of monthly copper price formulas. Use of these copper price formulas minimizes the differences between raw material copper costs charged to the cost of sales and the pass-through pricing charge to customers. However, a severe increase in the price of copper could negatively impact our short-term liquidity because of the period of time between our purchase of copper at an increased price and the time at which we receive cash payments after selling end products to customers reflecting the increased price. These formulas for our insulated wire customers do not, however, include adjustments for the fluctuations in the premiums charged to convert copper cathode to copper rod and deliver it to the required locations. In 2005, the premium to convert copper cathode to copper rod for insulated wire continuing operations increased by 25.4%. We believe that higher premiums may continue.
      Other major raw materials we consume include PVC compounds and XPLE compounds. The prices of these items are generally affected by world oil prices and worldwide supply and demand and increased significantly in 2004 and 2005. World oil prices are impacted by a number of factors, including seasonal fluctuations, political instability and meteorological events. In 2005, the price of a barrel of oil increased 41.9%. Correspondingly, in 2005, the price increases for PVC compounds and XPLE compounds for insulated wire continuing operations were 19.2% and 9.8%, respectively. Our contracts with customers for insulated wire do not include adjustments for fluctuations in the price of oil, PVC compounds or XPLE compounds. We believe higher compound costs may continue.

Item 8.	Financial Statements and Supplementary Data.
INTERNATIONAL WIRE GROUP, INC.
INDEX

Audited Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm	43
Balance Sheets as of December 31, 2005 and December 31, 2004	45
Statements of Operations for the Year Ended December 31, 2005, for the Periods from October 20 through December 31, 2004 (Successor) and January 1 through October 19, 2004, and for the Year Ended December 31, 2003 (Predecessor)	46
Statements of Changes in Stockholders’ Equity for the Year Ended December 31, 2005, for the Periods from October 20 through December 31, 2004 (Successor) and January 1 through October 19, 2004, and for the Year Ended December 31, 2003 (Predecessor)	47
Statements of Cash Flows for the Year Ended December 31, 2005, for the Periods from October 20 through December 31, 2004 (Successor) and January 1 through October 19, 2004, and for the Year Ended December 31, 2003 (Predecessor)	48
Notes to Consolidated Financial Statements	49

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of International Wire Group, Inc.
      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of International Wire Group, Inc. and its subsidiaries (Successor) at December 31, 2005 and 2004 and the results of their operations and their cash flows for the year ended December 31, 2005 and from October 20 through December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      As discussed in Note 2 to the consolidated financial statements, the United States Bankruptcy Court for the Southern District of New York confirmed the Company’s reorganization plan (the “Plan”) on October 20, 2004. Confirmation of the Plan resulted in the discharge of specific claims against the Company that arose before October 20, 2004 and terminated all rights and interests of the senior subordinated debt holders and equity security holders as provided for in the Plan. The Plan was substantially consummated on October 20, 2004 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh-start reporting as of October 20, 2004.

/s/ PricewaterhouseCoopers LLP
Syracuse, New York
April 11, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of International Wire Group, Inc.
      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the results of operations and cash flows of International Wire Group, Inc. and its subsidiaries (Predecessor) for the period from January 1 through October 19, 2004, and for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      As discussed in Note 1 to the consolidated financial statements, the Company and all of its domestic subsidiaries voluntarily filed for a petition on March 24, 2004 with the United States Bankruptcy Court for the Southern District of New York for reorganization under the provisions of Chapter 11 of the Bankruptcy Code. The Company’s Plan of Reorganization was substantially consummated on October 20, 2004 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh-start reporting.

/s/ PricewaterhouseCoopers LLP
Syracuse, New York
April 11, 2006

INTERNATIONAL WIRE GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2005	2004

	(In thousands, except for share
	data)
ASSETS
Current assets:
Cash and cash equivalents	$5,422	$15,192
Accounts receivable, less allowance of $3,036 and $4,060	98,296	70,609
Inventories	56,874	83,319
Prepaid expenses and other	10,112	11,118
Asset held for sale	1,975	—
Deferred income taxes	8,900	—

Total current assets	181,579	180,238
Property, plant and equipment, net	85,440	104,132
Goodwill	71,193	71,359
Identifiable intangibles, net	21,358	27,898
Deferred financing costs, net	2,457	3,075
Restricted cash	1,922	3,107
Other assets	2,305	4,398

Total assets	$366,254	$394,207

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$228	$1,341
Accounts payable	33,865	12,751
Accrued and other liabilities	17,261	23,374
Accrued payroll and payroll related items	4,737	6,190
Customers’ deposits	11,428	12,376
Accrued interest	1,838	1,703

Total current liabilities	69,357	57,735
Long-term debt, less current maturities	135,188	165,308
Other long-term liabilities	3,558	4,783
Deferred income taxes	5,705	—

Total liabilities	213,808	227,826

Stockholders’ equity: Common stock, $.01 par value, 20,000,000 shares authorized, 10,000,002 issued and outstanding	100	100
Contributed capital	175,600	175,600
Accumulated (deficit)	(21,948)	(10,762)
Accumulated other comprehensive income/(loss)	(1,306)	1,443

Total stockholders’ equity	152,446	166,381

Total liabilities and stockholders’ equity	$366,254	$394,207

See accompanying notes to the consolidated financial statements.

INTERNATIONAL WIRE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor	Successor	Predecessor	Predecessor
	Company	Company	Company	Company

		For the Period	For the Period
	For the Year	October 20	January 1	For the Year
	Ended	through	through	Ended
	December 31,	December 31,	October 19,	December 31,
	2005	2004	2004	2003

	(In thousands, except per share amount)
Net sales	$539,285	$85,103	$346,310	$269,313
Operating expenses:
Cost of goods sold, exclusive of depreciation expense shown below	472,581	71,336	288,901	204,974
Selling, general and administrative expenses	34,222	6,006	21,027	24,093
Depreciation	9,347	2,934	11,387	14,217
Amortization	3,709	825	1,751	2,498
Impairment and plant closing charges	3,529	1,632	262	1,188
Reorganization expenses	—	—	3,062	2,172
Goodwill impairment	—		—	2,973
Gain on sale of property plant and equipment	(721)	(8)	(158)	—

Operating income	16,618	2,378	20,078	17,198
Bankruptcy reorganization items:
Bankruptcy reorganization (expense)	—	—	(12,710)	—
Gain from debt forgiveness	—	—	259,252	—
Other income/(expense):
Interest expense (excluding interest of $20,959 on liabilities subject to compromise at October 19, 2004)	(13,350)	(2,586)	(14,625)	(39,722)
Amortization of deferred financing costs	(646)	(127)	(6,813)	(4,873)
Other, net	(137)	39	(182)	(49)

Income/(loss) before income tax provision	2,485	(296)	245,000	(27,446)
Income tax provision/(benefit)	4,129	(34)	666	291

Income/(loss) from continuing operations	(1,644)	(262)	244,334	(27,737)
Loss from discontinued operations, net of income taxes of $6,348, $0, $0 and $0, respectively	(9,542)	(10,500)	(7,026)	(19,001)

Net income/(loss)	$(11,186)	$(10,762)	$237,308	$(46,738)

Basic and diluted net income/(loss) per share:
Income/(loss) from continuing operations	$(0.17)	$(0.03)	$244,334	$(27,737)
Loss from discontinued operations	(0.95)	(1.05)	(7,026)	(19,001)

Net income/(loss)	$(1.12)	$(1.08)	$237,308	$(46,738)

Weighted average basic and diluted shares outstanding	10,000,002	10,000,002	1,000	1,000
See accompanying notes to the consolidated financial statements.

INTERNATIONAL WIRE GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands)

					Accumulated
			Carryover of		Other
	Common	Contributed	Predecessor	Accumulated	Comprehensive
	Stock	Capital	Basis	Deficit	Income/(loss)	Total

Balance Predecessor December 31, 2002	$—	$236,331	$(67,762)	$(220,791)	$(131)	$(52,353)
Capital contributed	—	7,000	—	—	—	7,000
Comprehensive income/(loss)
Net loss	—	—	—	(46,738)	—	(46,738)
Foreign currency translation adjustments, net of taxes of $0	—	—	—	—	3,463	3,463

Total comprehensive (loss)						(43,275)

Balance Predecessor December 31, 2003	—	243,331	(67,762)	(267,529)	3,332	(88,628)
Comprehensive income
Net income	—		—	237,308	—	237,308
Foreign currency translation adjustments, net of taxes of $0	—	—	—	—	283	283

Total comprehensive income						237,591

Balance Predecessor October 19, 2004	—	243,331	(67,762)	(30,221)	3,615	148,963
Fresh-start adjustments (Note 3)	100	(67,731)	67,762	30,221	(3,615)	26,737

Balance Successor October 20, 2004	100	175,600	—	—	—	175,700
Comprehensive income/(loss)
Net loss	—	—	—	(10,762)	—	(10,762)
Foreign currency translation adjustments, net of taxes of $0	—	—	—	—	1,443	1,443

Total comprehensive (loss)						(9,319)

Balance Successor December 31, 2004	100	175,600	—	(10,762)	1,443	166,381
Comprehensive income/(loss)
Net loss	—	—	—	(11,186)	—	(11,186)
Foreign currency translation adjustments, net of taxes of $0	—	—	—	—	(2,749)	(2,749)

Total comprehensive (loss)						(13,935)

Balance Successor December 31, 2005	$100	$175,600	$—	$(21,948)	$(1,306)	$152,446

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL WIRE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor	Successor	Predecessor	Predecessor

	For the Year	For the Period	For the Period	For the Year
	Ended	October 20 through	January 1 through	Ended
	December 31, 2005	December 31, 2004	October 19, 2004	December 31, 2003

		(In thousands)
Cash flows provided by/(used in) operating activities:
Net income/(loss)	$(11,186)	$(10,762)	$237,308	$(46,738)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Gain from debt forgiveness	—	—	(259,252)	—
Depreciation	10,531	2,467	16,320	21,510
Amortization	4,613	1,127	2,466	3,628
Amortization of deferred financing costs	646	127	6,813	4,873
Provision for doubtful accounts	417	83	242	1,025
(Gain) on sale of property, plant and equipment	(721)	(16)	(192)	(8)
Impairment of long-lived assets	11,846	4,671	—	2,377
Goodwill impairment	—	—	—	2,973
Deferred income taxes	(3,029)	—	—	—
Change in assets and liabilities:
Accounts receivable	(29,767)	4,541	(8,483)	(6,666)
Inventories	25,561	4,337	(20,072)	2,492
Prepaid expenses and other assets	568	(978)	(3,844)	(1,567)
Accounts payable	21,770	(4,658)	2,976	(10,356)
Accrued and other liabilities	688	5,671	(4,098)	7,037
Accrued payroll and payroll related items	(1,453)	558	2,999	(587)
Customers’ deposits	(948)	(1,982)	1,915	(1,973)
Accrued interest	135	1,667	7,224	18,389
Other long-term liabilities	(767)	529	(139)	(3,320)

Net cash provided by/(used in) operating activities before reorganization activities	28,904	7,382	(17,817)	(6,911)
Cash flows provided by (used in) reorganization activities	(6,439)	(3,489)	6,976	—

Net cash provided by/(used in) operating activities	22,465	3,893	(10,841)	(6,911)
Cash flows used in investing activities:
Capital expenditures	(2,748)	(2,088)	(7,775)	(13,970)
Proceeds from sale of property, plant and equipment	875	16	192	8
Restricted cash	1,186	—	(1,492)	(15,094)

Net cash used in investing activities	(687)	(2,072)	(9,075)	(29,056)
Cash flows provided by/(used in) financing activities:
Borrowings under long-term obligations	61,091	(6,317)	91,593	79,477
Repayment under long term obligations	(92,324)	6,979	(82,000)	(16,888)
Financing fees and other	(28)	(523)	(2,642)	(4,008)

Net cash provided by (used in) financing activities	(31,261)	139	6,951	58,581
Effects of exchange rate changes on cash and cash equivalents	(287)	(99)	315	821

Net change in cash and cash equivalents	(9,770)	1,861	(12,650)	23,435
Cash and cash equivalents at beginning of the period	15,192	13,331	25,981	2,546

Cash and cash equivalents at end of the period	$5,422	$15,192	$13,331	$25,981

Supplemental disclosure of cash flow information:
Interest paid	$13,361	$915	$8,218	$23,625

Net taxes paid	$810	$48	$761	$187

See accompanying notes to the consolidated financial statements.

INTERNATIONAL WIRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)

1.	Business Organization and Basis of Presentation
      International Wire Group, Inc., a Delaware corporation (the “Company”), together with its subsidiaries, manufacture and market wire products (including bare and tin-plated copper wire and insulated wire) for other wire suppliers and original equipment manufacturers. The Company’s products include a broad spectrum of copper wire configurations and gauges with a variety of electrical and conductive characteristics and are utilized by a wide variety of customers primarily in the appliance, automotive, electronics and data communications and general industrial/energy industries. The Company manufactures and distributes its products at 15 facilities located in the United States, Mexico, France, Italy and the Philippines.
      Since the Company was formed in 1995, it has completed the acquisition of several entities and the related operations of those businesses. These acquisitions and related results of operations are included in the accompanying consolidated financial statements from their respective acquisition dates.
      In March 2000, the Company consummated the sale of its Wire Harness business to Viasystems International, Inc. (“Viasystems”) for $210,798 in cash (the “Wire Harness Sale”). In connection therewith, the Company entered into an agreement to supply Viasystems’ wire harness business with substantially all of their insulated wire requirements through 2003, which was a continuation of existing practice. This supply agreement was extended through December 31, 2005. On June 29, 2005, Viasystems notified the Company that they were electing not to renew this supply agreement after its current expiration date of December 31, 2005. See Note 10 for further discussion of the Wire Harness Sale and transactions with Viasystems.
      Over the last several years, the Company’s insulated wire segment operating results have been adversely impacted by industry wide over capacity and increased material costs, that, with the exception of copper price increases, cannot be passed through to customers under most of our current customer contracts. In addition, in the second and fourth quarters of 2005, we were notified that significant volume with two large customers, Viasystems and Yazaki Corp, and its affiliates, respectively, would not be renewed upon the expiration of the existing supply contracts. Throughout 2005, the Company actively evaluated the insulated wire business and considered alternatives affecting all or part of the insulated wire segment. On December 2, 2005 we sold and leased selected assets of the U.S. Insulated Wire Business to Copperfield LLC and ceased operations. Accordingly, the U.S. Insulated Wire Business has been presented as a discontinued operation in the accompanying consolidated statement of operations. The results of operations for the Cebu, Philippines and Durango, Mexico facilities, the remaining insulated wire facilities, are included in continuing operations in the accompanying consolidated statements of operations. We continue to explore strategic alternatives for the remainder of our insulated wire segment, including the sale or closure of the operations in Cebu, Philippines and Durango, Mexico. The Durango plant ceased producing insulated wire at the end of January, 2006.

Fresh-Start Basis of Presentation
      The accompanying consolidated financial statements have been presented in accordance with the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position (“SOP”) 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, as amended. As a result of adopting fresh-start reporting upon emerging from Chapter 11 of the U.S. Bankruptcy Code on October 20, 2004, International Wire Group, Inc.’s financial statements subsequent to this date are not comparable with those prepared for the periods before the plan of reorganization was confirmed, including the historical financial statements included herein. References to “Predecessor” refer to International Wire Group, Inc. through October 19, 2004. References to “Successor” refer to International Wire Group, Inc. on and after October 20, 2004.

INTERNATIONAL WIRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Voluntary Bankruptcy Filing and Plan of Reorganization
      On March 24, 2004, the Predecessor entered into a lock-up and voting agreement with a majority in principal amount of the then bondholders, including the members of an Ad Hoc Committee of Bondholders and its then largest equity holder, to effect a pre-negotiated plan of reorganization. In order to consummate its reorganization, the Predecessor and all of its domestic subsidiaries filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code in the Bankruptcy Court in the Southern District of New York (the “Filing”). The cases were consolidated and were jointly administered under case number 04-11991 (BRL). The Predecessor’s non-U.S. subsidiaries were not part of the filing. In addition, the Predecessor entered into a debtor-in-possession financing agreement with Highbridge/Zwirn Special Opportunities Fund, L.P. and a group of senior lenders. Such financing agreement provided for $140,000 of debtor-in-possession financing consisting of a $90,000 revolving loan and a $50,000 term loan. The debtor-in-possession financing (“DIP”) was used to repay $82,000 of Senior Secured Notes plus accrued interest, premium and fees and provided working capital during the reorganization process.
      On October 20, 2004, the Predecessor’s Second Amended and Restated Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code (the “Plan”) was confirmed and the Company emerged. The Plan involved the exchange of approximately $305,000 of principal amount plus accrued interest of the Company’s 11.75 percent and 14 percent Senior Subordinated Notes for 96 percent of the Common Stock of the Successor and $75,000 of new 10 percent Secured Senior Subordinated Notes to be issued pursuant to the Plan. All of the outstanding common stock of the Predecessor was converted into 4 percent of the Common Stock of the Successor. All other liabilities were unimpaired and were paid with interest, as applicable. In addition, the Company entered into an agreement with a group of lenders for a $140,000 senior credit facility, the proceeds of which were utilized to refinance the Company’s obligations under the DIP facility and provide funding for working capital and other general corporate purposes.
      Under Chapter 11, certain claims against the debtor in existence prior to the filing of the petition for relief under federal bankruptcy laws are stayed while the debtor continues business operations as a debtor-in-possession. These claims are considered “liabilities subject to compromise.” The primary categories of liabilities subject to compromise as of March 24, 2004 were the following:

Accrued interest	$29,252
Senior Subordinated Notes, excluding unamortized premium	305,000

Total	$334,252

      In accordance with SOP 90-7, a gain from debt forgiveness of $259,252 is included in the Predecessor’s consolidated statement of operations for the period from January 1 through October 19, 2004.
      In addition, from the time the Predecessor filed its Plan through October 19, 2004, the Predecessor did not recognize interest charges of $20,959 on liabilities subject to compromise and on the date of filing the Plan wrote off the premium of $2,673 related to the Senior Subordinated Notes subject to compromise in accordance with SOP 90-7. The Company also wrote off deferred financing fees of $1,548 related to the Senior Subordinated Notes on the date of filing the Plan in accordance with SOP 90-7.

INTERNATIONAL WIRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Predecessor incurred reorganization expenses primarily related to professional fees as follows:

	January 1	Year
	through	Ended
	October 19,	December 31,
	2004	2003

Consulting	$1,439	$1,440
Legal	1,410	692
Other	213	40

	$3,062	$2,172

      From January 1 through October 19, 2004, the Predecessor incurred bankruptcy reorganization expenses as follows:

Consulting	$4,067
Legal	4,050
Key Employee Retention Plan	2,295
Management company severance	1,920
Deferred financing fees	1,548
Premium on 11.75 Percent Series B Senior Subordinated Notes	(2,673)
Other	1,503

$12,710

3.	Fresh-Start Reporting
      In accordance with SOP 90-7, the Successor adopted fresh-start reporting as the holders of the existing voting shares of the Predecessor immediately prior to filing and confirmation of the Plan received less than 50 percent of the voting shares of the emerging entity, and its reorganization value immediately before the confirmation of the Plan was less than the total of its allowed claims and post-petition liabilities. For accounting purposes, the Plan was consummated on October 20, 2004. In accordance with fresh-start reporting, the Successor has adjusted its assets and liabilities to their estimated fair value at October 20, 2004, with the excess of the Successor’s reorganization value over the fair value of its tangible and identifiable intangible assets and liabilities reported as goodwill in the consolidated balance sheet.
      As of October 20, 2004, management determined that the enterprise value was within a range of $295,000 to $390,000, with approximately $342,500 representing management’s best estimate of the Company’s enterprise value. The enterprise value was based on a calculation of discounted projected cash flows for the Company. The discounted cash flow analysis was based on 5-year cash flow projections prepared by management and reviewed by the then current board of directors. Cash flows were discounted at 10 percent representing the after-tax weighted average cost of capital. The cash flow projections were based on estimates and assumptions about circumstances and events that have not yet taken place. Such estimates and assumptions are inherently subject to significant economic and competitive uncertainties and contingencies beyond the control of the Successor including, but not limited to, those with respect to future revenues and costs of the Successor. Accordingly, differences are expected between the projections and the actual results due to events and circumstances which frequently do not occur as expected.
      Reorganization value, as defined by SOP 90-7 is “the fair value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the assets of the entity immediately after the restructuring.” At October 20, 2004, this value was derived by adding the fair value of all liabilities (approximately $62,500) not included in the calculation of the enterprise value (all liabilities

INTERNATIONAL WIRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
except funded long-term debt) and additional debt (approximately $6,000) to the enterprise value (approximately $342,500) of the Successor to arrive at the $411,000 reorganization value of the reorganized entity. Once this value was determined, the Company determined the fair value of tangible fixed assets and specifically identifiable intangible assets. Once these valuations were completed, the Company allocated the reorganization value to the fair value of its assets. As stated above, the excess of the Successor’s reorganization value over the fair value of its tangible and intangible assets has been recorded as goodwill in the amount of approximately $71,400.
      At October 20, 2004, the liabilities of the Successor consisted primarily of post-petition current liabilities, outstanding pre-petition claims, $96,581 under the Senior Revolving Credit and Term Loan Facility (Note 11) and $75,000 of Senior Secured Subordinated Notes. The Successor’s consolidated balance sheet included no beginning retained earnings/deficit, and accumulated depreciation and amortization were reduced to $0 at October 20, 2004 in connection with recording the property, plant, and equipment and identifiable intangibles at estimated fair value.
      As required under SOP 90-7, the Company estimated the fair market value of its identifiable intangible assets at October 20, 2004. The Company allocated $16,234 to customer contracts and relationships, $14,200 to trade names and trademarks and $2,671 to leases. The total effect of fresh start adjustments on identifiable intangible assets from the Predecessor at October 19, 2004 to the Successor at October 20, 2004 was a net increase of $30,124.
      The effect of the Plan and implementation of fresh-start reporting on the consolidated balance sheet is as follows:

	Predecessor					Successor

	October 19,	Debt		Fresh-Start		October 20,
	2004	Restructuring		Adjustments		2004

ASSETS
Cash and cash equivalents	$13,331	$—		$—		$13,331
Accounts receivable trade, net	74,305	—		—		74,305
Inventories	79,626	—		7,415	(a)	87,041
Prepaid expenses and other	12,537	—		(1,116	)(e)	11,421

Total current assets	179,799	—		6,299		186,098
Property, plant and equipment	109,107	—		(5,315	)(b)	103,792
Goodwill	86,417	—		(15,058	)(c)	71,359
Identifiable intangibles, net	2,981	—		30,124	(d)	33,105
Deferred financing fees, net	—	—		2,678	(e)	2,678
Other assets	13,685	—		—		13,685

Total assets	$391,989	$—		$18,728		$410,717

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current maturities of long-term debt	$1,519	$—		$(134	)(h)	$1,385
Accounts payable	17,081	—		—		17,081
Accrued and other liabilities	44,031	—		(3,168	)(j)	40,863
Accrued interest	29,626	(29,252	)(i)	(338	)(h)	36

Total current liabilities	92,257	(29,252)		(3,640)		59,365

INTERNATIONAL WIRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Predecessor					Successor

	October 19,	Debt		Fresh-Start		October 20,
	2004	Restructuring		Adjustments		2004

Long-term debt, less current maturities	397,785	(230,000	)(i)	3,796	(h)	171,581
Other long-term liabilities	12,236	—		(8,165	)(f)	4,071

Total liabilities	502,278	(259,252)		(8,009)		235,017
Total stockholders’ equity	(110,289)	259,252		26,737	(g)	175,700

Total liabilities and stockholders’ equity	$391,989	$—		$18,728		$410,717

(a)	To adjust inventory to estimated fair market value.

(b)	To adjust property and equipment to estimated fair market value.

(c)	To write off Predecessor goodwill and record Successor reorganization value in excess of identifiable assets (Goodwill).

(d)	To recognize identifiable intangible assets at estimated fair market value.

(e)	To recognize deferred financing fees incurred in connection with Successor debt. On October 19, 2004, the Company prepaid $1,116 of financing fees. On October 20, 2004 the Company reclassified those fees upon receipt of the proceeds. The Company paid an additional $1,563 in financing fees on October 20, 2004.

(f)	To adjust capital leases by $537 and post-retirement benefits by $7,628 to estimated fair market value.

(g)	To write off common stock and retained earnings of the Predecessor, and to record the issuance of 10 million shares of Successor common stock.

(h)	To write off debtor-in-possession financing and accrued interest and the addition of the new senior revolving credit facility and term loan and secured senior subordinated notes.

(i)	To reflect the settlement of liabilities subject to compromise of $334,252, exchanged for $75,000 of Indentures.

(j)	To reflect reorganization-related payments made with loan proceeds.

4.	Significant Accounting Policies

Principles of Consolidation
      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition
      The Company recognizes revenue when all of the following criteria are satisfied: persuasive evidence of an arrangement exists; risk of loss and title transfer to the customer; the price is fixed and determinable and collectibility is reasonably assured. Sales and related cost of goods sold are included in income when goods are delivered to customers in accordance with the invoice terms F.O.B. destination. Our sales agreements and terms contain right of inspection or acceptance provisions and we replace goods damaged or lost in transit. A provision for product returns is recorded based on historical experience and any notification received of pending returns.
      The Company also recognizes revenues from services performed to process customer-owned (“tolled”) copper. Such revenue is recognized at the time the product is received by the customer and the above criteria are met. The value of tolled copper is excluded from both sales and cost of goods sold, as title to these materials and the related risks of ownership do not pass to the Company at any time.

INTERNATIONAL WIRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by review of their current credit information. A provision for estimated credit losses is based upon historical experience and any specific customer issues that have been identified. Account balances are charged off against the allowance when the Company believes it is probable the receivables will not be recovered. The Company does not have any off-balance sheet exposure related to its customers.

Shipping and Handling Fees and Costs
      Shipping and handling fees billed to customers are included in net sales. Shipping and handling costs associated with outbound freight for the bare wire and engineered wire — Europe segments are included in selling, general and administrative expenses and totaled $11,074 for the year ended December 31, 2005, $1,952 for the period October 20 through December 31, 2004, $8,489 for the period January 1 through October 19, 2004, and $8,092 for the year ended December 31, 2003, respectively.

Cash and Cash Equivalents
      For purposes of the consolidated statement of cash flows, the Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents.

Restricted Cash
      At December 31, 2005 and 2004, the Company maintained restricted cash in the amount of $1,922 and $3,107, respectively, associated with deposits for self-insured workers’ compensation programs.

Concentration of Credit Risk
      Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents in bank deposits accounts, short-term and long-term investments and trade receivables. The Company invests its funds in highly rated institutions and limits its investment in any individual debtor. The Company has not experienced significant losses related to cash and cash equivalents and does not believe it is exposed to any significant credit risks relating to its cash and cash equivalents.

Inventories
      Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (“LIFO”) method.

Property, Plant and Equipment
      Upon emergence from bankruptcy on October 20, 2004, property, plant and equipment was recorded at estimated fair market value in accordance with SOP 90-7. Additions to property, plant and equipment after October 20, 2004 are recorded at cost. Depreciation is calculated using the straight-line method. The average estimated lives utilized in calculating depreciation are as follows: building — 25 to 40 years; building improvements — 15 years; machinery and equipment — 3 to 11 years; and furniture and fixtures — 5 years. Leasehold improvements are amortized over the shorter of the term of the respective lease or the life of the respective improvement. The cost and related accumulated depreciation of assets sold, retired or otherwise disposed of are removed from the respective accounts, and any resulting gains or losses are included in the consolidated statement of operations.

INTERNATIONAL WIRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill
      Goodwill at December 31, 2005 represents the excess of the reorganization value of the Successor over the fair value of net assets. Goodwill is not being amortized but is reviewed at least annually for impairment as required under SFAS No. 142 using a fair-value-based test. Each year the Company tests for impairment of goodwill according to a two-step approach. In the first step, the Company estimates the fair values of its reporting units using the present value of future cash flows approach. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. In the second step the implied fair value of the goodwill is estimated as the fair value of the reporting unit used in the first step less the fair values of all other net tangible and intangible assets of the reporting unit. If the carrying amount of the goodwill exceeds its implied fair market value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. In addition, goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would indicate that goodwill may be impaired. The Company’s annual impairment test date is December 31.

Identifiable Intangibles, Net
      Identifiable intangible assets at December 31, 2005 represent the fair market value of customer contracts, relationships, trade names, trademarks and favorable leases. Identifiable intangible assets are amortized over their projected useful lives of 15 years for customer contracts and relationships, 20 years for trade names and trademarks and 3 years for the favorable lease.

Impairment of Long-lived Assets
      The Company periodically evaluates the recoverability of its property and equipment and other long-lived assets, including identifiable intangible assets, when circumstances indicate that an event of impairment may have occurred in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). This periodic review may result in an adjustment of estimated depreciable lives or an asset impairment. When indicators of impairment are present, the carrying values of the asset are evaluated in relation to their operating performance and future undiscounted cash flows of the underlying assets. If the future undiscounted cash flows are less than their book value, an impairment exists. The impairment is measured as the difference between the book value and the fair value of the underlying asset. Fair values are based on estimates of the market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk. An impairment charge of $3,337 was recorded in the year ended December 31, 2005.

Deferred Financing Costs
      Deferred financing costs, consisting of fees and other expenses associated with debt financing, are amortized over the term of the related debt using the straight-line method, which approximates the effective interest method.

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

INTERNATIONAL WIRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency Translation
      The Company has operations in Mexico, France, Italy and the Philippines. Local currencies are the functional currency for the Company’s foreign subsidiaries located in France and Italy. Accordingly, assets and liabilities of these foreign subsidiaries are translated at the rates of exchange in effect at the balance sheet date. Income and expense items and cash flows of these subsidiaries are translated at average monthly rates of exchange. The resultant translation gains and losses are reported in other comprehensive income/(loss).
      The U.S. dollar is the functional currency for the operations in Mexico and the Philippines. All gains and losses from remeasurement and transactions are determined using a combination of current and historical rates and are included in net income/(loss).
      Exchange gains and losses arising from transactions in currencies other than the functional currency of the subsidiary involved are included in net income/(loss). To date, the effect of such amounts on net income/(loss) has not been material.

Statement of Cash Flows
      The Company previously separately reported cash flow from discontinued operations. The Company has conformed prior years to the current year presentation of total cash flows. There is no change to operating cash flows for any prior period. The Consolidated Statement of Cash Flows reflects deposits into and changes in restricted cash accounts as an “Investing Activity.” The Consolidated Statements of Cash Flows for the period October 20 through December 31, 2004, from the period from January 1 through October 19, 2004, and for the year ended December 31, 2003 previously reflected such deposits into restricted cash accounts as a “Financing Activity.” Prior periods have been conformed to the current year basis and presentation. This revision had no impact on the Consolidated Balance Sheets, Consolidated Statements of Operations, or the net increase (decrease) in cash and cash equivalents included in our Consolidated Statements of Cash Flows for any of the periods.

Fair Value of Financial Instruments
      The Company’s financial instruments are carried at face amounts. The Company has estimated the fair market value of its Secured Senior Subordinated Notes using current market data. The fair market value of the Secured Senior Subordinated Notes was approximately $72,750 and $79,100 at December 31, 2005 and 2004, respectively.

Estimates and Assumptions
      The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Stock Option Plans
      As allowed under SFAS No. 123, Accounting for Stock-Based Compensation, the Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its employee stock option awards. Accordingly, no compensation cost has been recognized for awards to employees as options are issued at exercise prices equal to the estimated market value at date of grant. Had compensation cost for the respective option awards been determined based upon the fair value at the

INTERNATIONAL WIRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
grant date, consistent with the methodology prescribed under SFAS No. 123, net income/(loss) would approximate the following:

	Successor		Predecessor

	For the Year			For the Year
	Ended	October 20 to	January 1 to	Ended
	December 31,	December 31,	October 19,	December 31,
	2005	2004	2004	2003

Pro forma net income/(loss)
Reported net income/(loss)	$(11,186)	$(10,762)	$237,308	$(46,738)
Add: Stock-based employee compensation expense included in reported income, net of related tax effects	—	—	—	—
Less: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	—	—	(179)	(207)

Pro forma net income/(loss)	$(11,186)	$(10,762)	$237,129	$(46,945)

Basic and diluted net income/(loss) per share	$(1.12)	$(1.08)	$237,129	$(46,945)

      The Company has estimated the fair value of its granted stock options by applying the following weighted average assumptions:

	Successor		Predecessor

	For the Year Ended	October 20 to	January 1 to	For the Year Ended
	December 31, 2005	December 31, 2004	October 19, 2004	December 31, 2003

Risk-free interest rate	3.5%-4.6%	—	3.5%	3.0%
Expected dividend yield	0	—	0	0
Expected option term	5 years	—	5 years	5 years
Volatility	52.6%	—	65.0%	0.0%
      In connection with the Plan, all Predecessor options were cancelled.
      The Plan provided for the 2004 Stock Option Plan covering an aggregate of 1,111,111 shares of common stock. However, the 2004 Stock Option Plan expired since the plan was not approved by our shareholders on or prior to October 20, 2005. No options had been granted to management under the 2004 Stock Option Plan. In the third quarter of 2005, the Successor granted an option to acquire 25,000 shares to the Vice-Chairman of the Board of Directors with an exercise price of $11 per share. Compensation cost for these options using their fair value would not have been material for the year ended December 31, 2005.

Allocation of Interest to Expense to Discontinued Operations
      Interest expense has been allocated to discontinued operations under the provisions of EITF 87-24. Interest expense allocated to discontinued operation was $808, $128, $880 and $2,218 for the year ended December 31, 2005, the period October 20 through December 31, 2004, the period January 1 through October 19, 2004 and the year ended December 31, 2003, respectively.

INTERNATIONAL WIRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Income/(Loss) Per Common Share
      The Company accounts for and discloses net income/(loss) per common share in accordance with SFAS No. 128, “Earnings Per Share.” Basic net income/(loss) per common share is computed by dividing net income/(loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net income/(loss) per common share is computed by dividing net income/(loss) attributable to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options.

Significant Customers
      The Company had sales to two significant customers in the periods included in the accompanying statements of operations. Sales to General Cable Corporation represented the following %’s of net sales from continuing operations; 18% for the year ended December 31, 2005, 23% for the period October 20, 2004 to December 31, 2004, 11% for the period January 1, 2004 through October 19, 2004 and 2% for the year ended December 31, 2003. Sales to Yazaki Corporation represented the following %’s of net sales from continuing operations; 10% for the year ended December 31, 2005, 4% for the period October 20, 2004 through December 31, 2004, 13% for the period January 1, 2004 through October 19, 2004 and 12% for the year ended December 31, 2003.

Segments
      The Company is in the business of manufacturing and marketing wire and wire products. The Company evaluates its business activities that are regularly reviewed by the Chief Executive Officer for which discrete financial information is available. As a result of this evaluation, the Company determined that it has three reportable segments, Bare Wire, Engineered Wire — Europe and Insulated Wire.

Other Comprehensive Income/(Loss)
      SFAS No. 130, “Reporting Comprehensive Income” establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. For the years ended December 31, 2005, the period October 20, 2004 through December 31, 2004, the period January 1, 2004 through October 19, 2004 and the year ended December 31, 2003, the Company had two components of comprehensive income or loss: net income/(loss) and foreign currency translations adjustments.

Recently Issued Accounting Standards
      In November 2004 (revised in December 2004), the FASB issued SFAS No. 151, Inventory Costs — an amendment of ARB No. 43, Chapter 4 to be effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with early adoption permitted. SFAS No. 151 amends the guidance in Accounting Research Bulleting (“ARB”) No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “... under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges ... .” SFAS No. 151 requires those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, FAS No. 151 requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company does not expect the adoption of SFAS No. 151 to have a material impact on its financial position or results of operations.

INTERNATIONAL WIRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The Company will adopt the provisions of SFAS No. 123(R) effective the first quarter of fiscal year 2006, which begins on January 1, 2006. The Company does not believe the impact of adopting SFAS No. 123(R) will be material.
      In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment. This SAB provides views of the SEC staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations, and is intended to assist in the initial implementation of SFAS No. 123(R). The Company anticipates refining its estimates of expected volatility and expected term as a result of the guidance provided within SAB No. 107 and SFAS No. 123(R).
      In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, Accounting for Conditional Asset Retirement Obligations, which is an interpretation of SFAS No. 143, Accounting for Asset Retirement Obligations. This Interpretation clarifies terminology within SFAS No. 143 and requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. This Interpretation is effective for fiscal years ending after December 15, 2005. The adoption of this Interpretation did not have a material impact on its financial condition or results of operations.
      In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment to APB Opinion No. 29, to be applied for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company does not expect the adoption of SFAS No. 153 to have a material impact on its financial position or results of operations.

5.	Inventories
      The composition of inventories is as follows:

	December 31,	December 31,
	2005	2004

Raw materials	$18,274	$21,922
Work-in process	14,400	22,234
Finished goods	24,200	39,163

Total inventories	$56,874	$83,319

      Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (“LIFO”) method. Had inventories been valued at the first-in, first-out (“FIFO”) cost method, inventories would have been $20,641 and $5,587 higher as of December 31, 2005 and 2004, respectively. During 2005, inventory quantities were reduced. This reduction resulted in a liquidation of LIFO inventory

INTERNATIONAL WIRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
quantities carried at lower costs prevailing in the prior year as compared with the cost of 2005 purchases. The effect of this decrease in inventory decreased cost of goods sold by $1,120 and decreased the net loss by $1,120 or $0.11 per share.

6.	Property, Plant and Equipment
      The composition of property, plant and equipment is as follows:

	December 31,	December 31,
	2005	2004

Land	$5,954	$6,385
Building and improvements	25,609	29,526
Machinery and equipment	69,131	67,993
Construction in progress	1,217	2,695

	101,911	106,599
Less: accumulated depreciation	(16,471)	(2,467)

	$85,440	$104,132

      Depreciation expense for continuing operations was $9,347, $2,934, $11,387 and $14,217 for the year ended December 31, 2005, the period October 20 through December 31, 2004, for the period January 1 through October 19, 2004 and for the year ended December 31, 2003, respectively.

7.	Goodwill and Intangible Assets, Net
      The changes in the carrying amount of goodwill are as follows:

	December 31,	December 31,
	2005	2004

Balance, beginning of period	$71,359	$71,359
Reversal of deferred income tax valuation allowance	(166)	—

Balance, end of period	$71,193	$71,359

      All goodwill is included in the bare wire segment. The Company completed its annual impairment test at December 31, 2005 and concluded that goodwill was not impaired. A similar test was done at December 31, 2003 that resulted in a goodwill impairment of $2,973 at the Company’s European reporting unit.
      The components of identifiable intangibles, net are as follows:

	December 31, 2005		December 31, 2004

		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization

Customer contracts and relationships	$11,292	$1,125	$16,234	$927
Trade names and trademarks	10,248	660	14,200	4,102
Leases	2,671	1,068	2,671	178

Total intangible assets	$24,211	$2,853	$33,105	$5,207

      During 2005 and 2004, various impairment indicators were experienced with respect to the insulated wire segment (see Note 9).

INTERNATIONAL WIRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Amortization expense for continuing operations was $2,316, $536, $0, and $0 for the year ended December 31, 2005, for the period October 20 through December 31, 2004, for the period January 1 through October 19, 2004 and for the year ended December 31, 2003, respectively. The estimated amortization expense for identifiable intangible assets held as of December 31, 2005 is as follows:

Amount

2006	$2,137
2007	1,959
2008	1,247
2009	1,247
2010	1,247
Thereafter	$13,521

8.	Financing Costs
      As of October 20, 2004, the Successor recorded deferred financing fees of $3,202 in connection with the Senior Revolving Credit Facility and Senior Term Loan (Note 11). During the period from January 1 through October 19, 2004, the Predecessor incurred additional deferred financing fees of $2,642 in connection with its DIP financing and wrote off $4,753 of the remaining deferred financing fees related to the Senior Secured Notes, DIP and Senior Subordinated Notes as a result of the reorganization.
      In 2003, the Predecessor incurred deferred financing costs of $3,084 in connection with the issuance of 10.375 percent Senior Secured Notes under an indenture dated May 30, 2003. The Company incurred additional deferred fees of $924 in connection with agreements in place prior to 2003. With the proceeds from the 10.375 percent Senior Secured Notes, the Company repaid the outstanding balance of the credit agreement then in place and wrote-off $2,141 of remaining deferred financing costs associated with the agreement.

9.	Discontinued Operations
      Over the last several years, the Company’s insulated wire segment operating results have been adversely impacted by industry wide over capacity and increased material costs, that, with the exception of copper prices increase, cannot be passed through to customers under most of our current customer contracts. In addition, in the second and fourth quarters of 2005, we were notified that significant volume with two large customers, Viasystems and Yazaki Corp and its affiliates would not be renewed. Throughout 2005, we were actively evaluating the business and considering alternatives affecting all or part of the insulated wire business. On November 30, 2005, we sold and leased selected assets for proceeds of $15,057, principally inventory and property, plant and equipment of the U.S. insulated wire business to Copperfield LLC and ceased those operations. The proceeds were used to pay-down borrowings under the senior revolving credit facility. Accordingly, the U.S. Insulated Wire Business has been presented as a discontinued operation in the accompanying consolidated statement of operations for the year ended December 31, 2005, the period October 20 through December 31, 2004, the period January 1 through October 19, 2004 and the year ended December 31, 2003. The results of operations for the Cebu, Philippines and Durango, Mexico facilities are included in continuing operations in the accompanying consolidated statements of operations.

INTERNATIONAL WIRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following comprises the (loss) from discontinued operations:

	Successor		Predecessor

		For the Period	For the Period
	For the Year	October 20	January 1	For the Year
	Ended	through	through	Ended
	December 31,	December 31,	October 19,	December 31,
	2005	2004	2004	2003

U.S. Insulated Wire Business	$(9,542)	$(10,500)	$(7,026)	$(12,072)
Wire Harness product liability claims	—	—	—	(6,929)

	$(9,542)	$(10,500)	$(7,026)	$(19,001)

      During the third quarter of 2005, the Company began discussions and negotiations to sell selected assets of the U.S. Insulated Wire Business. While negotiations were not concluded, the Company continued to operate these assets, and based on these discussions and other factors, the Company determined that certain property, plant and equipment and long-lived customer relationship intangibles were impaired. Based on estimates of future cash flow, including estimates of proceeds on disposal to be derived from these assets, the Company recorded a total impairment charge of $5,783 to write-down the carrying values of property, plant and equipment by $4,108 and customer relationship intangibles by $1,675 in the third quarter of 2005.
      On June 29, 2005, Viasystems (See Note 10), a significant customer of the insulated wire segment notified the Company that they were electing not to renew their insulated wire supply agreement with the Company and that this agreement would terminate in accordance with its terms on December 31, 2005. As a result, the Company determined that certain long-lived customer relationship intangibles for this segment were impaired. These assets derive their values primarily from the projected cash flows. Based on the termination of this agreement, future cash flows were deemed to be negatively affected and resulted in the decline in value of the segment’s customer relationships. In conjunction therewith, the Company recorded an impairment charge of $2,548 in the second quarter of 2005.
      During the fourth quarter of 2004, certain component costs such as insulating compound and the premiums charged to convert copper cathode to copper rod incurred by the insulated wire segment, excluding the cost of copper, increased significantly primarily due to higher world oil prices. As the Successor’s customer contracts do not allow for pass-through of these component costs, the Successor determined that certain long-lived assets were impaired. These assets derive their values primarily from their projected cash flows. Based on the changes in the cost structure in the fourth quarter, future cash flows were deemed to be negatively affected and resulted in a reduction in value to certain of the segment’s identified intangibles. Accordingly, $711 of customer contracts and relationships and $3,960 of trade names and trademarks attributable to the insulated wire segment were determined to be impaired. The Company wrote off the full amount of the impaired assets in the period from October 20 through December 31, 2004.
      In 2003, the Company began marketing efforts for previously closed plants and wrote down the net book values of such facilities with impairment charges of $2,377. These charges are included in the loss from discontinued operations.
      The Company recorded a charge to loss from discontinued operations during 2003 of $6,929, net of $0 income tax benefit related to the Wire Harness Product Liability Claims, as described in Note 17.

INTERNATIONAL WIRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The U.S. Insulated Wire Business operating results of discontinued operations are as follows:

	Successor		Predecessor

		For the	For the
		Period	Period
	For the Year	October 20	January 1
	Ended	through	through	For the Year
	December 31,	December 31,	October 19,	Ended
	2005	2004	2004	December 31, 2003

Net sales	$124,263	$21,041	$106,686	$120,021
Loss before income tax provision	(9,542)	(10,500)	(7,026)	(12,072)
      The major classes of assets and liabilities of our discontinued operations are as follows:

	December 31,	December 31,
	2005	2004

Current assets:
Cash	$—	$118
Accounts receivable	17,486	24,294
Inventory	—	36,181
Assets held for sale	1,975	—
Other current assets	460	4,331

Total current assets	$19,921	$64,924

Non-current assets:
Property, plant and equipment, net	$—	$32,885
Identifiable intangibles	—	5,900
Other non-current assets	—	890

Total non-current assets	$—	$39,675

Current liabilities:
Accounts payable	$3,370	$2,933
Accrual expenses	2,248	5,105

Total current liabilities	$5,618	$8,038

10.	Related Party Transactions
      In connection with the sale of the Company’s former wire harness business to Viasystems International, Inc. (“Viasystems”), the Company entered into an agreement and an extension thereto to supply substantially all of their insulated wire requirements through December 2005. At the time of the sale, the Company and Viasystems were commonly controlled by affiliates of Hicks, Muse, Tate & Furst Incorporated (“Hicks Muse”). In conjunction with the Plan and as of October 20, 2004 the Successor and Viasystems are no longer related parties. The Company had sales to Viasystems of $45,014 for the year ended December 31, 2005, $8,048 and $33,355 for the periods from October 20 through December 31, 2004 and from January 1 through October 19, 2004, respectively and $34,077 for the year ended December 31, 2003, respectively. The outstanding trade receivables due from Viasystems were $6,098 and $6,510 at December 31, 2005 and 2004, respectively. Also see Note 17 — Litigation.
      In September 2002, the Company began selling a portion of its production scrap to Prime Materials Recovery, Inc. (“Prime”). Prime is a closely held company and its major shareholder, chairman and director is the Chief Executive Officer of the Company. In addition, the Vice President of Finance of the

INTERNATIONAL WIRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company holds a minority ownership interest and is a director. Sales to Prime for the year ended December 31, 2005, the periods from October 20 through December 31, 2004 and from January 1 through October 19, 2004 and year ended December 31, 2003 were $8,828, $2,351, $10,811 and $11,196, respectively. The Company had outstanding accounts receivable from Prime related to those sales of $823 and $276 at December 31, 2005 and 2004, respectively. Sales to Prime were made on terms comparable to those of other companies in the industry.

11.	Long-Term Debt
      The composition of long-term debt is as follows:

	December 31,	December 31,
	2005	2004

Senior Revolving Credit Facility	$30,188	$60,308
Senior Term Loan	30,000	30,000
10% Secured Senior Subordinated Notes	75,000	75,000
Other	228	1,341

Total long-term debt	135,416	166,649
Less current maturities	228	1,341

Long-term portion of long-term debt	$135,188	$165,308

Senior Revolving Credit Facility and Term Loan
      Concurrently with the consummation of the Predecessor’s reorganization, on October 20, 2004, the Successor and the domestic subsidiaries entered into (collectively, the “Credit Facility”) (1) a credit agreement among Congress Financial Corporation (Central) (now known as Wachovia Capital Financial Corporation (Central)), as administrative agent, and the several banks and financial institutions parties thereto, which provides for a five year senior revolving credit facility in an amount of up to $110,000 (including, as a sub-facility of the revolving credit facility, a $25,000 letter of credit facility), (the “Revolver Credit Facility”) and (2) a credit agreement among Silver Point Finance LLC, as administrative agent, and the several banks and financial institutions parties thereto, which provides for a $30,000 five year senior term loan facility (the “Term Credit Facility”). Initial proceeds from this facility were used to repay the debtor-in-possession financing of $91,905, reorganization costs of $1,263 and for working capital or other general corporate purposes.
      Borrowings under the Revolver Credit Facility are tied to a borrowing base, which is calculated by reference to, among other things, eligible accounts receivable, eligible inventory and eligible real property and equipment. The Term Credit Facility is in the amount of $30,000. As of December 31, 2005, letters of credit in the amount of $9,922 were outstanding and $30,188 was drawn under the Revolver Credit Facility. Availability under the Revolver Credit Facility was $64,500 as of December 31, 2005.
      The Company may choose to pay interest on advances under the Credit Facility at either a Eurodollar rate or a base rate plus the following applicable margin: (1) for base rate term loan advances, 3.50 percent per annum; (2) for Eurodollar rate term loan advances, 6.00 percent per annum; (3) for base rate revolving credit facility advances, 0.25 percent to 1.00 percent per annum, depending on the borrowing base component to which such revolving credit facility advances relate and subject to adjustment in accordance with a pricing grid based on excess availability, (4) for Eurodollar rate revolving credit facility advances, 2.00 percent to 2.75 percent per annum, depending on the borrowing base component to which such revolving credit facility advances relate and subject to adjustment in accordance with a pricing grid based on excess availability and (5) for letters of credit, 1.50 percent to 2.00 percent per annum, subject

INTERNATIONAL WIRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
to adjustment in accordance with a pricing grid based on excess availability. The default rate is 2.00 percent above the rate otherwise applicable. The Company also has an annual commitment fee of 0.25 percent on the unused balance of its Revolving Credit Facility and a letter of credit fee equal to 0.125 percent plus the applicable margin in respect of letters of credit.
      The Company’s domestic subsidiaries are the primary parties to the Credit Facility. The Company has guaranteed their obligations under the Credit Facility. The collateral for the Senior Credit facility includes all or substantially all of the Company’s and its domestic subsidiaries’ assets, including 65 percent of the capital stock of, or other equity interests in, the Company’s foreign subsidiaries. The Term Credit Facility, and the liens and guarantees in respect thereof, are junior to the revolving credit facility, and the liens and guarantees in respect thereof.
      The Company’s credit facility requires the Company to observe conditions, affirmative covenants and negative covenants (including financial covenants), including compliance, with a fixed charge coverage ratio when either (1) the minimum availability under the credit facility falls below $20,000 or (2) there is a default or event of default.
      The Company’s Revolving Credit Facility commitment expires on October 20, 2009. The Term Credit Facility is required to be repaid in full at maturity on October 20, 2009.
      The Company may prepay the loans or reduce the commitments under its credit facility in a minimum amount of $5,000 and additional integral amounts in multiples of $1,000 in respect of the Revolving Credit Facility and in a minimum principal amount of $1,000 and integral multiples of $100 in respect of the Term Credit Facility. The commitments under the Revolving Credit Facility may not be reduced by more than $10,000 in any twelve-month period.
      The Company must prepay the loans under the Revolving Credit Facility by the following amounts (subject to certain exceptions):

•	An amount equal to 100 percent of the net proceeds of any incurrence of indebtedness by the Company or any of its subsidiaries;

•	An amount equal to 100 percent of the net proceeds of any non-ordinary course sale or other disposition by us or any of its subsidiaries of any assets, except for certain exceptions.
      The lenders under the Company’s Credit Facility will apply each mandatory prepayment to any outstanding borrowings under the loans in accordance with the terms of an intercreditor agreement among the lenders to the revolving credit facility and the term loan.

Secured Senior Subordinated Notes
      The 10 percent Secured Senior Subordinated Notes due 2011 (“Notes”) are: senior subordinated obligations of the Company; senior in right of payment to any of future subordinated obligations; guaranteed by the Company’s domestic subsidiaries; and secured by a third-priority lien on all or substantially all of the Company’s and its domestic subsidiaries assets, including 65 percent of the capital stock of, or other equity interests in, the Company’s foreign subsidiaries.
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

INTERNATIONAL WIRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Except as set forth below, the Company will not be entitled to redeem the Notes at its option prior to October 15, 2007. At any time after October 15, 2007, the Company may at its option redeem all or part of the Notes at the redemption prices (expressed percentages of the principal amount) set forth below, plus accrued and unpaid interest thereon, if any, to the applicable redemption date if redeemed during the twelve-month period beginning on October 15 of the years indicated below:

Redemption
Period	Price

2007	105.00%
2008	102.50%
2009	101.25%
2010 and thereafter	100.00%
      Notwithstanding the foregoing, at any time after the issue date, on or prior to October 15, 2007:

•	The Company may on any one or more occasions redeem up to 35 percent of the aggregate principal amount of the Notes at a redemption price equal to 110 percent of the principal amount thereof, plus accrued and unpaid interest thereon, if any, to the redemption date with net cash proceeds at one or more underwritten public offerings of the Company’s common stock; provided that at least 50% of the Notes remain outstanding and that the redemption occurs within 90 days of the closing of the public offering.

•	If the Company or any of its restricted subsidiaries consummate an asset disposition pursuant to which the net available cash exceeds $25,000, the Company will have the option to redeem up to the maximum principal amount of the Notes that may be purchased out of such net available cash at any offer price in cash in an amount equal to 110 percent of the principal amount thereof plus accrued and unpaid interest thereon, if any, to the date fixed for redemption; provided that the redemption occurs within 90 days after the date of the closing of the asset disposition.
      The Company’s ability to redeem the Notes is also subject to restrictions in its senior credit facility.
      The Company is not required to make any mandatory redemption or sinking fund payments with respect to the Notes. However, upon a change of control of the Company, it may be required to offer to purchase the Notes at 101 percent of the principal amount thereof plus accrued and unpaid interest thereon, if any, to the date fixed for the closing of such offer to purchase.
      The indenture governing the Notes contains restrictive covenants which, among other things, limit the Company’s ability and some of its subsidiaries to (subject to exceptions): incur additional debt; pay dividends or distributions on, or redeem or repurchase, capital stock; restrict dividends or other payments; transfer or sell assets; engage in transactions with affiliates; create certain liens; engage in sale/leaseback transactions; impair the collateral for the Notes; make investments; guarantee debt; consolidate, merge or transfer all or substantially all of its assets and the assets of the Company’s subsidiaries; and engage in unrelated businesses.
      Upon the occurrence of events of default specified in the indenture, the trustee for the Notes or the holders of at least 25 percent of the principal amount of the outstanding Notes may declare the principal amount then outstanding of, and accrued but unpaid interest, if any, on, all of the Notes to be due and payable.
      Upon the happening of other events of default specified in the indenture, the principal amount then outstanding of, and accrued but unpaid interest, if any, on, all of the Notes will automatically become due and payable without any action by the trustee or the holders of the Notes.

INTERNATIONAL WIRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company may terminate most of its obligations under the indenture governing the Notes at any time by irrevocably depositing in trust with the trustee money or U.S. government obligations for the payment of principal, premium (if any), and interest on the Notes to maturity or any redemption date the Company specifies, together with satisfying other conditions and obligations set forth in the indenture.
      Scheduled maturities of debt at December 31, 2005 are as follows:

2004

2006	$228
2007	—
2008	—
2009	60,188
2010	—
Thereafter	75,000

Total	$135,416

12.	Income Taxes
      The Company accounts for income taxes in accordance with the provisions of SFAS No. 109. The provision (benefit) for income taxes is as follows:

	Successor		Predecessor

	For the Year	October 20	January 1	For the Year
	Ended	through	through	Ended
	December 31,	December 31,	October 19,	December 31,
	2005	2004	2004	2003

Current
Federal	$11,188	$—	$—	$—
State	1,601	—	—	291
Foreign	807	(34)	666	—

	13,596	(34)	666	291

Deferred
Federal	(8,284)		—	—
State	(1,183)	—	—	—
Foreign	—	—	—	—

	(9,467)	—	—	—

Income tax provision (benefit) for continuing operations	4,129	(34)	666	291
Tax expense (benefit) on discontinued operations	(6,348)	—	—	—

Total provision (benefit)	$(2,219)	$(34)	$666	$291

INTERNATIONAL WIRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The U.S. and foreign components of income/(loss) before income taxes were as follows:

	Successor		Predecessor

	For the Year	October 20	January 1,	For the Year
	Ended	through	through	Ended
	December 31,	December 31,	October 19,	December 31,
	2005	2004	2004	2003

Domestic	$(18,674)	$(9,697)	$232,471	$(42,749)
Foreign	5,269	(1,099)	5,503	3,231

Income/(loss) before income taxes provision (benefit)	$(13,405)	$(10,796)	$237,974	$(39,518)

      Reconciliation between the statutory income tax rate and effective tax rate is summarized below:

	Successor		Predecessor

	For the Year	October 20	January 1,	For the Year
	Ended	through	through	Ended
	December 31,	December 31,	October 19,	December 31,
	2005	2004	2004	2003

U.S. Federal statutory rate at 35%	$(4,692)	$(3,779)	$83,291	$(13,831)
State taxes, net of federal effect	(244)	(461)	(415)	(2,119)
Foreign rate differential	5,821	(539)	(1,378)	(1,764)
Nondeductible expenses	394	147	4,265	37
Nondeductible amortization of intangibles	—	—	286	—
Non-includable reorganization income	—	—	(88,813)	—
Change in federal valuation allowance	(3,498)	4,724	(27,799)	18,504
Reduction in available net operation loss carryforward	—	—	31,011	—
Other	—	(126)	218	(536)

	$(2,219)	$(34)	$666	$291

      The tax effects of significant temporary differences representing deferred tax assets and liabilities are as follows:

	Successor

	December 31,	December 31,
	2005	2004

Deferred tax assets:
Accounts receivable reserves	$1,136	$1,522
Inventories	5,556	(1,170)
Accrued liabilities not yet deductible	6,872	7,340
Net operating loss carryforward	15,770	13,146
Postretirement benefits	94	98
Other	125	181

	29,553	21,117
Valuation allowance	(3,466)	(6,773)

	26,087	14,344

Deferred tax liabilities
Depreciation and amortization	18,103	14,344
Unremitted earnings in the Philippines	4,789	—

	22,892	14,344

INTERNATIONAL WIRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Successor

	December 31,	December 31,
	2005	2004

Net deferred tax asset	$3,195	$0

Net current deferred tax assets	$8,900	—
Net noncurrent deferred tax (liabilities)	(5,705)	—

Total net deferred tax assets	$3,195	—

      Net deferred taxes at December 31, 2004 were $0 after valuation allowance. During the period subsequent to reorganization, the Company underwent significant changes in its structure which impacted its future outlook, including emergence from bankruptcy and the sale of its U.S. insulated wire business. The Company evaluated the historical performance of its remaining business at December 31, 2005 and its future outlook and determined that it was now more likely than not that it would realize the benefit of its deferred tax assets. Accordingly, the Company released of a portion of its valuation allowance. These significant changes resulted in the Company determining it was prudent to perform a further in-depth analysis of each individual component of its deferred tax assets and liabilities at October 20, 2004 (fresh-start date) and December 31, 2004. As a result of this analysis, the amount of deferred tax assets (before valuation allowance) has been reduced at December 31, 2004 from $29,233 to $6,773. The principal reason for this reduction ($18,900) is a result of a detailed study of the book versus tax basis in fixed assets. These amounts are different due to numerous factors such as different depreciation methods for book and tax and different basis on certain assets due to purchase accounting adjustments and fresh-start accounting upon the Company’s emergence from bankruptcy in 2004. The majority of the remaining difference is due to an additional analysis of the differing bases in the Company’s inventories for book (primarily LIFO) and tax (primarily FIFO).
      A valuation allowance is required against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. During 2005, the valuation allowance on the U.S. deferred tax assets was reversed since based upon the weight of available evidence, it was determined that it is more likely than not the tax benefit will be realized. In accordance with SOP 90-7, the valuation allowance established in fresh-start reporting upon emergence from bankruptcy of $166 has offset goodwill. The remaining valuation allowance release is reflected in continuing operations. Valuation allowances continue to be recorded in certain foreign jurisdictions against NOL’s and other deferred tax assets since it is not more likely than not the tax benefits will be realized. Any reversal of valuation allowance established in fresh-start reporting upon emergence from bankruptcy remaining on foreign deferred tax assets will first offset goodwill, then intangible assets and then increase additional paid-in capital in accordance with SOP 90-7.
      The Company has unremitted earnings of foreign subsidiaries that relate to its operations in the Philippines. As Discussed in Item 1, Business Overview, the Company is continuing to explore strategic alternatives for exiting the remainder of its insulated wire business, which includes its operations in the Philippines. Therefore, these unremitted earnings are no longer considered to be permanently reinvested outside the United States and US deferred taxes of approximately $4,800 have been provided thereon as of December 31, 2005.
      The American Jobs Creation Act of 2004 (the “Jobs Act”), enacted on October 22, 2004, provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction would result in an approximate 5.25% federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by the Company’s chief executive officer and approved by the Company’s

INTERNATIONAL WIRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
board of directors. Certain other criteria in the Jobs Act must also be satisfied. The Company has determined that no foreign earnings will be repatriated under the Jobs Act.
      Under the guidance in FASB Staff Position No. FAS 109-1, Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, the deduction will be treated as a “special deduction” as described in FASB Statement No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Since the Company does not have domestic taxable income in 2005, it is not entitled to this special deduction and there is no impact on the effective tax rate.
      As of December 31, 2005, the Company’s U.S. net operating loss (“NOL”) carryovers of approximately $30,800 expire in periods ranging from the year 2022 through the year 2025. As a result of the reorganization, the Company underwent an ownership change within the meaning of Section 382 of the Internal Revenue Code (“IRC”). The Company is subject to an annual limitation of approximately $8,100 on the amount of net operating loss carryforward of the Predecessor Company of $29,200, which the Company may utilize in the U.S.
      A debtor is not required to include gain on the discharge of debt in income if the debt discharge occurs in bankruptcy. However, IRC Section 108 requires that the debtor’s NOL, capital and credit carryovers first be reduced and then tax basis in assets be reduced. The Predecessor reduced its U.S. NOL carryovers by approximately $84,300 as a result of its emergence from bankruptcy.

13.	Impairment and Plant Closing Charges
      Impairment and plant closing charges are comprised of the following:

	Successor	Successor	Predecessor	Predecessor
	Company	Company	Company	Company

		For the Period	For the Period
	For the Year	October 20	January 1	For the Year
	Ended	through	through	Ended
	December 31,	December 31,	October 19,	December 31,
	2005	2004	2004	2003

Bare wire and Engineered wire segments:
Plant closings	$—	$1,632	$262	$200
Fixed asset impairment	—	—	—	988

	—	1,632	262	1,188

Insulated wire segment:
Plant closings	192	—	—	—
Fixed asset impairment	3,337	—	—	—

	3,529	—	—	—

Total	$3,529	$1,632	$262	$1,188

      A summary of activity related to plant closings is as follows:
      In December 2005, the Company began phasing out insulated wire operations at its Durango, Mexico plant as the result of certain customers not renewing contracts which expired on December 31, 2005 and early 2006 and not being able to replace the business with new insulated wire customers. The Company incurred $192 of severance costs related to this action. In addition, based upon recent marketing efforts and a possible total closure of the facility, the Successor wrote down the net book value of this facility and machinery and equipment to the expected fair value resulting in an impairment charge of $3,337.

INTERNATIONAL WIRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In December 2004, the Successor began the closure of its plant in Beynost, France, which finally ceased production in March 2005, and recorded plant closing charges of $1,632 for personnel and shut-down costs in the period October 20 through December 31, 2004. In addition, there were $262 of plant closing charges from previously closed plants in Arkansas recorded by the Predecessor for the period January 1 through October 19, 2004 for facility related costs.
      In 2003 and in connection with a plant consolidation plan, the Predecessor performed an analysis of the two closed facilities in Arkansas and the machinery and equipment that were not moved and consolidated into existing facilities. It began marketing efforts to sell the closed facilities. Based on the results of these analyses, the Predecessor recorded a non-cash impairment loss of $988 which represented the difference between management’s estimate of the fair market value of the remaining facilities and equipment and the carrying value. In addition, the Predecessor recorded $200 of charges including personnel and severance costs.

14.	Retirement Benefits and Stock Option Plans
      The Company sponsors a defined contribution retirement plan, which provides retirement benefits for eligible employees. Company contribution expense related to the retirement plan for the year ended December 31, 2005, the periods from October 20 through December 31, 2004 and from January 1 through October 19, 2004, and the year ended December 31, 2003 amounted to $835, $181, $893, and $1,528 respectively.
      The Successor adopted a 2004 Stock Option Plan (“2004 Stock Option Plan”) on October 20, 2004 that provides for the award of the incentive stock options and nonqualified options. Subject to adjustment in the event of certain corporate transactions or events, a maximum of 1,111,111 shares of the Successor’s common stock is issuable under the 2004 Stock Option Plan. However, the 2004 Stock Option Plan expired since the stock option plan was not approved by our shareholders on or prior to October 20, 2005. No options had been granted to management under the 2004 Stock Option Plan.
      In the third quarter of 2005, Successor granted 25,000 options to the Vice-Chairman of the Board of Directors with an exercise price of $11 per share.
      The Predecessor and its parent had a stock option plan. These options were terminated under the Plan. Holding’s Qualified and Non-Qualified Stock Option Plan (the “Option Plan”) provided for the granting of up to 4,795,322 shares of common stock to officers and key employees of Holding and the Company. All outstanding options under the plan were terminated in bankruptcy.
      The Predecessor also granted Performance Options (the “Performance Options”) to certain key executives in 1996 and 1995. The Performance Options were exercisable only on the occurrence of certain events. The exercise price for the Performance Options was initially equal to $1.00 per share and, effective each anniversary of the grant date, the per share exercise price for the Performance Options is equal to the per share exercise price for the prior year multiplied by 1.09. The Performance Options were cancelled under the Plan.

INTERNATIONAL WIRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Changes in the status of the Option Plan are summarized below:

	Weighted
	Average
	Exercise Price	Options	Options
	per Share	Granted	Vested

December 31, 2002 (Predecessor)	1.00	3,332,354	2,770,354
Granted	—	—	—
Vested	1.00	—	149,700
Forfeitures	1.00	(75,000)	—

December 31, 2003 (Predecessor)	1.00	3,257,354	2,920,054

Cancelled on reorganization	—	(3,257,354)	(2,920,054)

October 20, 2004 (Successor)	—	—	—

      Changes in the status of the Performance Options are summarized below:

	Weighted
	Average
	Exercise Price	Options	Options
	per Share	Granted	Vested

December 31, 2002 (Predecessor)	1.79	4,202,744	—
Granted	—	—	—

December 31, 2003 (Predecessor)	1.94	4,202,744	—
Cancelled on reorganization	—	(4,202,744)	—

October 20, 2004 (Successor)		—	—

15.	Commitments and Contingencies
      The Company leases certain property, transportation vehicles and other equipment under operating leases. Total rental expense under operating leases was $772, $2,719, $4,209 and $4,246 for the year ended December 31, 2005, for the periods from October 20 through December 31, 2004 and from January 1 through October 19, 2004 and for the year ended December 31, 2003, respectively. Future minimum lease payments under operating leases for the years ended December 31 are:

2006	$1,546
2007	841
2008	642
2009	24
2010	—
Thereafter	—

$3,053

      The Company has a postretirement benefit plan that provides certain medical and life insurance for certain retirees and eligible dependents of an acquired company. Current employees are not eligible to participate in the plan. Effective June 30, 2003, the plan was changed with respect to the former employees’ contributions for medical benefits. Under the change, and among other things, the former employees’ contributions are based upon an actuarially-determined rate which makes the funding by the former employees sufficient to pay projected claims resulting in no cost to the Company.

INTERNATIONAL WIRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Under fresh-start reporting, the liability under this plan is considered to be liquidated as a result of the funding policy adopted June 30, 2003. The effect of this negative plan amendment is recognized by reducing prior service cost ratably over the estimated remaining life of the participants. The life insurance benefits were not changed. The Company funds the plan as claims or insurance premiums are incurred. The plan can be amended or terminated at any time by the Company. Net postretirement benefit (income)/expense included the following components:

	Predecessor

	January 1
	through	Year Ended
	October 19,	December 31,
	2004	2003

Interest cost	$7	$234
Amortization of prior service cost	(525)	(360)
Amortization of unrecognized net lost	37	17

Net periodic postretirement income	$(481)	$(109)

      The change in the projected postretirement benefit obligation was as follows:

	Successor	Predecessor
	December 31,	December 31,
	2004	2003

Beginning benefit obligation balance	$154	$6,938
Interest cost	7	234
Plan participants contribution	254	160
Actuarial losses	—	460
Benefits paid	(304)	(348)
Plan amendments	—	(7,290)
Fresh-start reporting adjustment	(111)	—

Ending benefit obligation balance	$—	$154

      The funded status and amounts recognized in the consolidated balance sheets are as follows:

	Successor	Predecessor
	December 31,	December 31,
	2004	2003

Beginning benefit obligation balance	$—	$(154)
Beginning benefit obligation balance	—	(7,474)

Beginning benefit obligation balance	$—	$(7,628)

      The discount rate used in determining the accumulated postretirement benefit obligation was 6 percent for the period from January 1 through October 19, 2004 and for the year ended December 31, 2003. The assumed health-care cost trend rate used in measuring the accumulated postretirement benefit obligation was 12 percent, decreasing gradually to 5 percent in year 2008 and thereafter.
      The Company is subject to legal proceedings and claims that arise in the normal course of business. In the opinion of management, the ultimate liabilities with respect to these actions will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows. See Note 17 to the Company’s consolidated financial statements included herein.

INTERNATIONAL WIRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Business Segment Information
      The Company has three reportable segments: bare wire, engineered wire — Europe and insulated wire. The U.S. Insulated Wire Business is reported as a discontinued operation in these consolidated financial statements. The remaining insulated wire business comprises Cebu, Philippines and Durango, Mexico. Previously the Company had reported two reportable segments: Bare Wire and Insulated Wire. Segment data for the prior periods below has been recast to reflect the remaining continuing operations and to conform with the current year presentation. These segments are strategic business units organized around two product categories that follow management’s internal organization structure. The Company evaluates segment performance based upon segment operating income.
      The bare wire segment manufactures bare and tin-plated copper wire products (or conductors) used to transmit digital, video and audio signals or conduct electricity and sells to insulated wire manufacturers and various industrial OEMs for use in computer and data communications products, general industrial, energy, appliances, automobiles and other applications. The bare wire segment is in the primary business of copper fabrication. The Company may provide such copper to its customers or use their copper in the fabrication process. While the Company bills its customers for copper it provides, it does not distinguish in its records these customer types and it is therefore not practicable to provide such disclosure.
      The engineered wire — Europe segment manufactures and engineers bare copper wire products (or conductors) to conduct electricity either for power or for grounding purposes and are sold to a diverse customer base of various OEM’s for use in electrical appliances, power supply, aircraft and railway and automotive.
      The insulated wire segment manufactures and sells insulated wire products (copper conductors insulated with plastic or other polymeric compounds) to automotive and appliance manufacturers for use in the assembly of wire harnesses that are installed in both automobiles and appliances.
      Summarized financial information for the Company’s reportable segments is as follows:

		Engineered
		Wire-	Insulated
	Bare Wire	Europe	Wire	Corporate	Elimination	Total

Net sales
For the year ended December 31, 2005	$391,795	$38,845	$114,556	$—	$(5,911)	$539,285
For the period October 20 through December 31, 2004	62,580	7,039	16,764	—	(1,280)	85,103
For the period January 1 through October 19, 2004	246,201	30,584	75,010	—	(5,485)	346,310
For the year ended December 31, 2003	190,758	30,935	52,765	—	(5,145)	269,313
Operating income/(loss)

		Engineered
		Wire-	Insulated
	Bare Wire	Europe	Wire	Corporate	Elimination	Total

For the year ended December 31, 2005	$20,158	$1,378	$500	$(5,418)	$—	$16,618
For the period October 20 through December 31, 2004	2,761	(2,812)	2,429		—	2,378
For the period January 1 through October 19, 2004	18,161	1,785	2,851	(2,719)	—	20,078
For the year ended December 31, 2003	17,982	1,098	7,215	(9,097)	—	17,198

INTERNATIONAL WIRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Engineered
		Wire-	Insulated
	Bare Wire	Europe	Wire	Corporate	Elimination	Total

Goodwill
As of December 31, 2005	71,193	—	—	—	—	71,193
As of December 31, 2004	71,359	—	—	—	—	71,359
Total assets
As of December 31, 2005	254,351	28,230	67,075	17,614	(1,016)	366,254
As of December 31, 2004	237,066	31,559	105,939	20,936	(1,293)	394,207
      The following table presents sales by period and by geographic region based on the country in which the legal subsidiary is domiciled.

	Successor		Predecessor

	For the Year	October 20	January 1	For the Year
	Ended	through	through	Ended
	December 31,	December 31,	October 19,	December 31,
	2005	2004	2004	2003

United States	$385,884	$61,299	$240,716	$185,613
Europe	38,845	7,039	30,584	30,935
Mexico	40,619	5,731	20,191	9,796
Philippines	73,937	11,034	54,819	42,969

Total	$539,285	$85,103	$346,310	$269,313

      The following table presents property, plant and equipment by geographic region based on the location of the asset:

	December 31,	December 31,
	2005	2004

United States	$64,693	$78,294
Europe	7,916	9,479
Mexico	5,118	8,831
Philippines	7,713	7,528

Total	$85,440	$104,132

17.	Litigation
      In February 2002, the Company initiated an action in the Circuit Court of Cook County, Chancery Division (Case No. 02CH2470) located in Chicago, Illinois, titled International Wire Group, Inc. v. National Union Fire Insurance Company of Pittsburgh, Pennsylvania, AIG Technical Services, Inc., Aon Corporation and Aon Risk Services of Missouri, Ltd. (The “AIG Litigation”).The Company alleges in the complaint in such action, among other things, that National Union is obligated to defend and indemnify and otherwise provide insurance coverage to the Company and the various original equipment manufacturers for certain claims and damages related to certain water inlet hoses supplied by and through the Company pursuant to two (2) $25,000 excess insurance policies issued to the Company by National Union. In July 2003, a ruling was rendered in this matter. The trial court ruled in favor of the Company and ruled that National Union/ AIG is obligated to defend and indemnify and otherwise provide insurance coverage to the Company and various original equipment manufacturers for certain claims and damages related to certain water inlet hoses supplied by and through the Company pursuant to the two (2) $25,000

INTERNATIONAL WIRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
excess insurance policies issued to the Company by National Union. National Union/ AIG filed for an appeal of the decision.
      In December 2003, the Company and the Predecessor’s former parent company reached an agreement with National Union, AIG Technical Services, Aon Corporation and Aon Risk Services of Missouri to settle the pending matters in the AIG Litigation. Under the settlement agreement, National Union agreed to provide full defense and indemnity to the Company and certain original equipment manufacturers for all claims for damages that have occurred between April 1, 2000 and March 31, 2002 related to certain water inlet hoses supplied by and through the Company pursuant to the two (2) $25,000 excess insurance policies issued to the Company by National Union. All other aspects of the settlement are subject to the confidentiality provisions of the settlement agreement.
      In connection with the Wire Harness Sale, the Company agreed to indemnify Viasystems for certain claims and litigation including any claims related to the claims for water inlet hoses. The Company’s policy is to record the probable and reasonably estimable loss related to the product liability claims. Over time, the level of claims, insurance coverage and settlements has varied. Accordingly, the Company has revised its estimated liability outstanding, or balance sheet reserve, based on actual claims reported and costs incurred and its estimate of claims and cost incurred but not reported. The Company has reached global settlements with various claimants related to such claims which are also considered in determining the balance sheet reserve. There are no recoveries from third parties considered in the balance sheet reserve. The following table summarizes the number of uninsured claims received, resolved and pending as of and for the periods ending December 31, 2005, 2004 and October 19, 2004 and December 31, 2003 (in thousands except number of claims):

		Value of
	No. of	Alleged
	Claims	Damages

As of December 31, 2002 (Predecessor)	465	$4,343
For the year ended December 31, 2003 (Predecessor)
New uninsured claims	2,832	27,172
Resolved uninsured claims	(1,604)	(15,790)

As of December 31, 2003 (Predecessor)	1,693	15,725
For the period January 1, 2004 through October 19, 2004 (Predecessor)
New uninsured claims	523	5,896
Resolved uninsured claims	(1,870)	(18,181)

As of October 19, 2004 (Predecessor)	346	3,440
For the period October 20, 2004 through December 31, 2004 (Successor)
New uninsured claims	42	516
Resolved uninsured claims	( —)	( —)

As of December 31, 2004 (Successor)	388	3,956
For the year ended December 31, 2005 (Successor)
New uninsured claims	1,526	15,158
Resolved uninsured claims	(1,604)	(15,503)

As of December 31, 2005	310	$3,611

      For the periods prior to April 1, 2002, the Company’s product liability coverage is in excess of the insured claims outstanding. As of December 31, 2005 the total of such claims was less than $2,000 with an estimated liability related to these claims of less than $500. During 2004, new additional insured claims of

INTERNATIONAL WIRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
approximately $5,000 were brought and settled by the insurance providers before year end and at no expense to the Company. As of December 31, 2003, the insured claims total was approximately $5,300 and insurance providers subsequently resolved approximately $3,300 of such claims for approximately $1,000 at no expense to the Company. As of December 31, 2005 and 2004, the Company had $75,000 of remaining insurance coverage under its excess umbrella policies for each of the insured years prior to April 1, 2002.
      For the periods ended December 31, 2004 and October 19, 2004 and the years ended December 31, 2003 and 2002, the aggregate settlement costs, cost of administering and litigating and average cost per resolved claim were as follows:

	Successor		Predecessor

	For the Year	October 20,	January 1, 2004	For the Year
	Ended	2004 through	through	Ended
	December 31,	December 31,	October 19,	December 31,
	2005	2004	2004	2003

Aggregate settlement costs	$340	$—	$3,294	$1,387
Cost of administering and litigating	$360	$5	$392	$3,493
Average cost per resolved claim	$—	$—	$1	$1
      The Company had a reserve of $1,566 and $2,293 as of December 31, 2005 and December 31, 2004, respectively, related to the estimated future payments to be made to the claimants in the settlement of the remaining incurred claims and claims incurred but not reported. The majority of payments are expected to be made over approximately the next two years. Due to the uncertainties associated with these product claims, such as greater than expected amount of unreported claims and amounts to be paid under reached global settlements, the future cost of final settlement of these claims may differ from the liability currently accrued. However, in the Company’s opinion, the impact of final settlement of these claims on future operations, financial position and cash flows should not be material.
      The Company is a party to various legal proceedings and administrative actions, all of which are of an ordinary or routine nature incidental to the operations of the Company. The Company does not believe that such proceedings and actions would materially affect the Company.

18.	Subsequent Events
      The leased facility, which is reported as assets held for sale at December 31, 2005, was sold to Copperfield LLC on February 21, 2006 for $1,975 under the terms of the Asset Purchase Agreement.
      On March 4, 2006, the Company entered into a Stock Purchase Agreement (“Purchase Agreement”) with Phelps Dodge Corporation (“PD”) to acquire the stock of Phelps Dodge High Performance Conductors of SC & GA, Inc (“HPC”). PD is a primary supplier of copper rod to the Company. The purchase price is $42,000, subject to a working capital adjustment. Additionally, the Company will purchase the copper inventory held on consignment by HPC from PD. Based on current prices and recent inventory levels, the Company would expect to pay approximately $5,000 for this consigned inventory. In addition, the Company has agreed to a contingency payment in an amount equal to 4.88 multiplied by the amount that HPC’s 2006 EBITDA (as defined in the Purchase Agreement) exceeds $9,400. The contingency payment is capped at $3,000. The transaction contemplated by the Purchase Agreement closed on March 31, 2006.
      On March 31, 2006, we increased our senior revolving credit facility by $20,000, and the revolving credit facility now provides for up to $130,000 subject to borrowing base availability.

INTERNATIONAL WIRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Quarterly Financial Information (unaudited)
      Selected unaudited quarterly financial data for the year ended December 31, 2005, the periods from October 20 to December 31, 2004 and the Predecessor three quarters ended September 30, 2004 are as follows:

	2005

	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.

	($ in thousands except per share amounts)
Net sales	$152,590	$138,958	$126,825	$120,912
Operating income	1,041	7,538	2,807	5,232
Income/(loss) from continuing operations	(1,498)	2,694	(1,902)	(938)
Income/loss from discontinued operations	108	(6,341)	(3,786)	477
Net income/(loss)	(1,390)	(3,647)	(5,688)	(461)
Earnings/(loss) per share
Basic and diluted	$(0.14)	$(0.36)	$(0.57)	$(0.05)

		Predecessor Company

	2004	2004

	October 20	October 1
	through	through
	December 31	October 19	3rd Qtr.	2nd Qtr.	1st Qtr.

	($ in thousands except per share amounts)
Net sales	$85,103	$32,975	$102,378	$109,636	$101,321
Operating income	2,378	9,052	6,043	2,312	2,671
Income/(loss) from continuing operations	(262)	253,934	1,629	(3,422)	(7,807)
Loss from discontinued operations	(10,500)	(792)	145	(266)	(6,113)
Net income/(loss)	(10,762)	253,142	1,774	(3,688)	(13,920)
Earnings/(loss) per share
Basic and diluted	$(1.08)	$253,142	$1,774	$(3,688)	$(13,920)

Item 9.	Changes in and Disagreement with Accountants on Accounting and Financial Disclosure.
      Not applicable.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
      Our Chief Executive Officer and Chief Financial Officer, with the participation of other members of management, conducted an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities and Exchange Act of 1934. Based upon the evaluation and because of (i) the material weakness described below related to deferred income tax accounting and (ii) a deficiency involving our failure to timely file a Current Report on Form 8-K for certain changes in director compensation, our officers concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective. Notwithstanding the material weakness discussed below, the Company’s management has concluded that the financial statements included in this Form 10-K fairly present in all material respects the Company’s financial position and its results of operations for the periods presented in conformity with generally accepted accounting principles.
      A material weakness is a control deficiency or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
      As of December 31, 2005, we did not maintain effective controls over the evaluation and completeness of our deferred tax assets and liabilities, the associated valuation allowances established in previous years to reflect the likelihood of the recoverability of net deferred tax assets and the income tax provision (benefit) for continuing and discontinuing operations. Specifically, we did not have effective controls in place to identify the differences between book and tax accounting for fixed assets and certain inventory reserves and LIFO inventories. This control deficiency resulted in audit adjustments to the Company’s 2005 annual consolidated financial statements with respect to income taxes. In addition, this control deficiency could result in a material misstatement to the aforementioned accounts such as deferred tax assets, deferred tax liabilities, goodwill and income tax provision (benefit) that would result in a material misstatement to the Company’s annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.
Remediation Plan
      Our plans to address this material weakness include a special project which we expect to staff with qualified outside tax and accounting consultants in the second quarter of 2006 as well as additional internal and external resources for the 2006 quarter and year-end closings.
      Effective December 31, 2006 or 2007, depending upon our market capitalization on June 30, 2006, Section 404 of the Sarbanes-Oxley Act of 2002 and rules and regulations of the SEC thereunder require us to, among other things, annually assess and report on the effectiveness of our internal controls over financial reporting, and evaluate and disclose changes in our internal controls over financial reporting quarterly. We are currently performing the system and process evaluation and testing required (and any necessary remediation) in an effort to prepare for compliance with the management certification and auditor attestation requirements of Section 404.
      On April 4, 2006, we filed a Current Report on Form 8-K with the Securities and Exchange Commission disclosing the changes in our director compensation. We are in the process of reminding our directors, officers and employees about matters requiring filing of a Current Report on Form 8-K.
Changes In Internal Control Over Financial Reporting
      We made no changes in our internal control over financial reporting that occurred in the fourth quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
      None.
PART III

Item 10.	Directors and Executive Officers of Registrant.
      A list of our executive officers and biographical information appears in Part I, Item 1 of this report. Information about our Directors may be found under the caption “Our Management” of our Proxy Statement for the 2006 Annual Meeting of Shareholders (the “Proxy Statement”). That information is incorporated herein by reference.
      The information in the Proxy Statement set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.
      We have adopted the Business Code of Ethics, a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer and other finance organization employees. The code of ethics is publicly available on our website at http://itwg.client.shareholder.com/conduct.cfm. If we make any substantive amendments to the code of ethics or grant any waiver from a provision of the code to our Chief Executive Officer and Chief Financial Officer, we will disclose the nature of such amendment or waiver on that website or in a report on Form 8-K.

Item 11.	Executive Compensation.
      The information in the Proxy Statement set forth under the captions “Executive Compensation” and “Information About the Board and its Committees — Director Compensation” is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
      The information in the Proxy Statement set forth under the caption “Security Ownership of Certain Beneficial Ownership” is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions.
      The information set forth under the caption “Certain Relationships and Related Transactions” of the Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.
      Information concerning principal accountant fees and services appears in the Proxy Statement under the heading “Independent Auditors” and is incorporated herein by reference.
PART IV

Item 15.	Exhibits and Financial Statement Schedules.
      (a)
      1. See Index to Financial Statements and Financial Schedules in “Item 8. Financial Statements and Supplementary Data” on page 42 of this report.

2.                                             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON
FINANCIAL STATEMENT SCHEDULE
      To the Board of Directors and Shareholders of International Wire Group, Inc.:
      Our audits of the consolidated financial statements of International Wire Group, Inc. and its subsidiaries (Successor) at December 31, 2005 and December 31, 2004 and for the year ended December 31, 2005 and the period from October 20 through December 31, 2004 referred to in our report dated April 4, 2006, appearing in this Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)2 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP
Syracuse, New York
April 11, 2006
FINANCIAL STATEMENT SCHEDULE
INTERNATIONAL WIRE GROUP, INC. (Successor)
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at			Collection Of
Allowance For Doubtful Accounts — Deducted	Beginning			Previously Written	Balance at
from Accounts Receivables in the Balance Sheet	of Period	Provision	Write-Offs	off Accounts	End of Period

	(In thousands)
Year ended December 31, 2005	$4,060	$417	$(1,441)	$—	$3,036
Period October 20 through December 31, 2004	$4,169	$83	$(192)	$—	$4,060
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON
FINANCIAL STATEMENT SCHEDULE
      To the Board of Directors and Shareholders of International Wire Group, Inc.:
      Our audits of the consolidated financial statements of International Wire Group, Inc. and its subsidiaries (Predecessor) for the period from January 1, through October 19, 2004 and for the year ended December 31, 2003 referred to in our report dated April 4, 2006, appearing in this Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)2 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP
Syracuse, New York
April 11, 2006

FINANCIAL STATEMENT SCHEDULE
INTERNATIONAL WIRE GROUP, INC. (Predecessor)
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

				Collection Of
	Balance at			Previously
Allowance For Doubtful Accounts — Deducted	Beginning			Written off	Balance at
from Accounts Receivables in the Balance Sheet	of Period	Provision	Write-Offs	Accounts	End of Period

	(In thousands)
Year ended December 31, 2003	$7,080	$1,832	$(3,997)	$(16)	$4,899
Period January 1 through October 19, 2004	$4,899	$242	$(972)	$—	$4,169

3. Exhibits:

Exhibit
No.	Exhibit Description

2.1	Second Amended and Restated Joint Plan of Reorganization of International Wire Group, Inc., et. al., under Chapter 11 of the Bankruptcy Code, dated June 24, 2004.(7)
2.2	Stock Purchase Agreement, dated March 4, 2006, between Phelps Dodge Corporation, a New York corporation, and International Wire Group, Inc., a Delaware corporation.(13)
2.3	Amendment No. 1 to Stock Purchase Agreement, dated March 31, 2006, between Phelps Dodge Corporation, a New York corporation, and International Wire Group, Inc., a Delaware corporation.(14)
3.1	Amended and Restated Certificate of Incorporation of International Wire Group, Inc.(2)
3.2	Amended and Restated Bylaws of International Wire Group, Inc.(2)
4.1	Indenture, dated as of October 20, 2004, among International Wire Group, Inc., the guarantors party thereto, and BNY Midwest Trust Company, as Trustee.(2)
4.2	Form of 10% Secured Senior Subordinated Note due 2011 (included as Exhibit A to the Indenture filed as Exhibit 4.1 hereto).(2)
10.1	Loan and Security Agreement, dated as of October 20, 2004, among the borrowers and guarantors specified therein, the several lenders from time to time parties thereto and Congress Financial Corporation (Central), as agent.(2)
10.2	Loan and Security Agreement, dated as of October 20, 2004, among the borrowers and guarantors specified therein, the several lenders from time to time parties thereto and Silver Point Finance, LLC, as agent.(2)
10.3	Collateral Agreement, dated as of October 20, 2004, among International Wire Group, Inc., the subsidiaries of International Wire Group, Inc. identified therein, and BNY Midwest Trust Company, as collateral agent.(2)
10.4	Intercreditor Agreement, dated as of October 20, 2004, among Congress Financial Corporation (Central), as working capital loan and security agreement agent, Silver Point Finance, LLC, as term loan agreement agent, and BNY Midwest Trust Company, as trustee.(2)
10.5	Intercreditor Agreement, dated October 20, 2004, by and between Congress Financial Corporation (CENTRAL), in its capacity as agent pursuant to the working capital loan and security agreement for the lenders who are party from time to time thereto, and Silver Point Finance, LLC, in its capacity as collateral agent pursuant to the term loan agreement.(2)
10.6	International Wire Group, Inc. 2004 Stock Option Plan.(2)*
10.7	Amended and Restated Registration Rights Agreement, dated as of November 23, 2004, among International Wire Group, Inc. and the holders specified therein.(2)
10.8	Amended and Restated Employment Agreement, dated September 15, 2003, by and among International Wire Holding Company, International Wire Group, Inc., the other subsidiary parties thereto, and Joseph M. Fiamingo.(4)*
10.9	Second Amended and Restated Employment Agreement, dated June 30, 2005, between International Wire Group, Inc., the other subsidiary parties thereto, and Glenn J. Holler.(9)*
10.10	Amended and Restated Employment Agreement, dated March 14, 1995, between Omega Wire, Inc. and Rodney D. Kent.(6)*
10.11	Supply Contract, dated January 1, 2003, between Viasystems, Inc. and International Wire Group, Inc.(4)
10.12	First Amendment to Supply Contract, dated February 1, 2004, between Viasystems, Inc. and International Wire Group, Inc.(1)+
10.13	Letter Agreement regarding supply agreement, dated June 9, 2004, between Viasystems, Inc. and International Wire Group, Inc.(1)+
10.14	International Wire Group, Inc. Key Employee Retention Plan.(2)*
10.15	International Wire Group, Inc. Insulated Wire Division Retention Plan(1)*

Exhibit
No.	Exhibit Description

10.16	Monitoring and Oversight Agreement, dated June 12, 1995, among International Wire Holding Company, International Wire Group, Inc. and Hicks, Muse & Co. Partners, L.P.(6)
10.17	Consulting Agreement, dated November 15, 2004, between International Wire Group, Inc. and Whiterock Affiliates LLC(1)*
10.18	Compensation for William Lane Pennington(1)*
10.19	Nonqualified Stock Option Agreement, dated August 1, 2005, between International Wire Group, Inc. and William Lane Pennington. (10)*
10.20	Form of Indemnification Agreement (11)
10.21	Asset Purchase Agreement, dated November 30, 2005, among International Wire Group, Inc., a Delaware corporation, Wire Technologies, Inc., an Indiana corporation, and Copperfield, LLC., a Minnesota limited liability company. (12)
10.22	Amendment No. 1 to Loan and Security Agreement, dated as of March 31, 2006, among the borrowers and guarantors specified therein, the several lenders from time to time parties thereto and Wachovia Capital Finance Corporation (Central), formerly known as Congress Financial Corporation (Central).(14)
10.23	Amendment No. 1 to Loan and Security Agreement, dated as of March 31, 2006, among the borrowers and guarantors specified therein, the several lenders from time to time parties thereto and Silver Point Finance, LLC.(14)
10.24	Amendment No. 1 to Intercreditor Agreement, dated as of March 31, 2006, by and between Wachovia Financial Corporation (CENTRAL), in its capacity as agent pursuant to the working capital loan and security agreement for the lenders who are party from time to time thereto, and Silver Point Finance, LLC, in its capacity as collateral agent pursuant to the term loan agreement.(14)
10.25	Supplement No. 1 to the Indenture, dated as of March 31, 2006, among International Wire Group, Inc., the guarantors party thereto, and BNY Midwest Trust Company, as Trustee.(14)
10.26	Supplement No. 1 to the Collateral Agreement, dated as of March 31, 2006, among International Wire Group, Inc., the subsidiaries of International Wire Group, Inc. identified therein, and BNY Midwest Trust Company, as collateral agent.(14)
10.27	Letter agreement, dated April 4, 2006, between International Wire Group, Inc. and William Lane Pennington.(14)
21.1	Subsidiaries of International Wire Group, Inc.
31.1	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registration Statement on Amendment No. 1 to Form S-1 of International Wire Group, Inc. filed May 10, 2005.

(2)	Incorporated by reference to the Registration Statement on Form S-1 of International Wire Group, Inc., filed November 23, 2004.

(3)	Incorporated by reference to the Annual Report on Form 10-K of International Wire Group, Inc., filed on March 31, 2003.

(4)	Incorporated by reference to the Quarterly Report on Form 10-Q of International Wire Group, Inc., filed on November 14, 2003.

(5)	Incorporated by reference to the Annual Report on Form 10-K405 of International Wire Group, Inc., filed on March 21, 2000.

(6)	Incorporated by reference to the Registration Statement on Form S-1 (33-93970) of International Wire Group, Inc. as declared effective by the Securities and Exchange Commission on September 29, 1995.

(7)	Incorporated by reference to the Form T-3 of International Wire Group, Inc. filed on July 29, 2004.

(8)	Incorporated by reference to the Registration Statement on Amendment No. 2 to Form S-1 of International Wire Group, Inc. filed June 24, 2005.

(9)	Incorporated by reference to the Registration Statement on Amendment No. 3 to Form S-1 of International Wire Group, Inc. filed July 21, 2005.

(10)	Incorporated by reference to the Registration Statement on Amendment No. 4 to Form S-1 of International Wire Group, Inc. filed August 2, 2005.

(11)	Incorporated by reference to the Quarterly Report on Form 10-Q of International Wire Group, Inc., filed on September 14, 2005.

(12)	Incorporated by reference to the Form 8-K of International Wire Group, Inc., filed on December 5, 2005.

(13)	Incorporated by reference to the Form 8-K of International Wire Group, Inc., filed on March 7, 2006.

(14)	Incorporated by reference to the Form 8-K of International Wire Group, Inc. filed on April 4, 2006.

*	Indicates a management contract or compensatory plan or arrangement.

+	Portions of this exhibit have been omitted pursuant to the Commission’s grant of a request for confidential treatment.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of April 11, 2006.

International Wire Group, Inc.

By:	/s/ Rodney D. Kent

Rodney D. Kent
Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and as of April 11, 2006.

Signature	Capacity

/s/ Rodney D. Kent Rodney D. Kent	Chief Executive Officer and Director

/s/ Glenn J. Holler Glenn J. Holler	Senior Vice President, Chief Financial Officer (Principal Accounting Officer) and Secretary

/s/ Mark Holdsworth Mark Holdsworth	Chairman of the Board

/s/ William Lane Pennington William Lane Pennington	Vice Chairman of the Board

/s/ Peter Blum Peter Blum	Director

/s/ David M. Gilchrist, Jr. David M. Gilchrist, Jr.	Director

/s/ Robert A. Hamwee Robert A. Hamwee	Director

/s/ Lowell W. Robinson Lowell W. Robinson	Director

/s/ John T. Walsh John T. Walsh	Director

EXHIBIT INDEX
      Exhibits:

Exhibit
No.	Exhibit Description

2.1	Second Amended and Restated Joint Plan of Reorganization of International Wire Group, Inc., et. al., under Chapter 11 of the Bankruptcy Code, dated June 24, 2004.(7)
2.2	Stock Purchase Agreement, dated March 4, 2006, between Phelps Dodge Corporation, a New York corporation, and International Wire Group, Inc., a Delaware corporation.(13)
2.3	Amendment No. 1 to Stock Purchase Agreement, dated March 31, 2006, between Phelps Dodge Corporation, a New York corporation, and International Wire Group, Inc., a Delaware corporation.(14)
3.1	Amended and Restated Certificate of Incorporation of International Wire Group, Inc.(2)
3.2	Amended and Restated Bylaws of International Wire Group, Inc.(2)
4.1	Indenture, dated as of October 20, 2004, among International Wire Group, Inc., the guarantors party thereto, and BNY Midwest Trust Company, as Trustee.(2)
4.2	Form of 10% Secured Senior Subordinated Note due 2011 (included as Exhibit A to the Indenture filed as Exhibit 4.1 hereto).(2)
10.1	Loan and Security Agreement, dated as of October 20, 2004, among the borrowers and guarantors specified therein, the several lenders from time to time parties thereto and Congress Financial Corporation (Central), as agent.(2)
10.2	Loan and Security Agreement, dated as of October 20, 2004, among the borrowers and guarantors specified therein, the several lenders from time to time parties thereto and Silver Point Finance, LLC, as agent.(2)
10.3	Collateral Agreement, dated as of October 20, 2004, among International Wire Group, Inc., the subsidiaries of International Wire Group, Inc. identified therein, and BNY Midwest Trust Company, as collateral agent.(2)
10.4	Intercreditor Agreement, dated as of October 20, 2004, among Congress Financial Corporation (Central), as working capital loan and security agreement agent, Silver Point Finance, LLC, as term loan agreement agent, and BNY Midwest Trust Company, as trustee.(2)
10.5	Intercreditor Agreement, dated October 20, 2004, by and between Congress Financial Corporation (CENTRAL), in its capacity as agent pursuant to the working capital loan and security agreement for the lenders who are party from time to time thereto, and Silver Point Finance, LLC, in its capacity as collateral agent pursuant to the term loan agreement.(2)
10.6	International Wire Group, Inc. 2004 Stock Option Plan.(2)*
10.7	Amended and Restated Registration Rights Agreement, dated as of November 23, 2004, among International Wire Group, Inc. and the holders specified therein.(2)
10.8	Amended and Restated Employment Agreement, dated September 15, 2003, by and among International Wire Holding Company, International Wire Group, Inc., the other subsidiary parties thereto, and Joseph M. Fiamingo.(4)*
10.9	Second Amended and Restated Employment Agreement, dated June 30, 2005, between International Wire Group, Inc., the other subsidiary parties thereto, and Glenn J. Holler.(9)*
10.10	Amended and Restated Employment Agreement, dated March 14, 1995, between Omega Wire, Inc. and Rodney D. Kent.(6)*
10.11	Supply Contract, dated January 1, 2003, between Viasystems, Inc. and International Wire Group, Inc.(4)
10.12	First Amendment to Supply Contract, dated February 1, 2004, between Viasystems, Inc. and International Wire Group, Inc.(1)+
10.13	Letter Agreement regarding supply agreement, dated June 9, 2004, between Viasystems, Inc. and International Wire Group, Inc.(1)+
10.14	International Wire Group, Inc. Key Employee Retention Plan.(2)*

Exhibit
No.	Exhibit Description

10.15	International Wire Group, Inc. Insulated Wire Division Retention Plan(1)*
10.16	Monitoring and Oversight Agreement, dated June 12, 1995, among International Wire Holding Company, International Wire Group, Inc. and Hicks, Muse & Co. Partners, L.P.(6)
10.17	Consulting Agreement, dated November 15, 2004, between International Wire Group, Inc. and Whiterock Affiliates LLC(1)*
10.18	Compensation for William Lane Pennington(1)*
10.19	Nonqualified Stock Option Agreement, dated August 1, 2005, between International Wire Group, Inc. and William Lane Pennington.(10)*
10.20	Form of Indemnification Agreement(11)
10.21	Asset Purchase Agreement, dated November 30, 2005, among International Wire Group, Inc., a Delaware corporation, Wire Technologies, Inc., an Indiana corporation, and Copperfield, LLC., a Minnesota limited liability company. (12)
10.22	Amendment No. 1 to Loan and Security Agreement, dated as of March 31, 2006, among the borrowers and guarantors specified therein, the several lenders from time to time parties thereto and Wachovia Capital Finance Corporation (Central), formerly known as Congress Financial Corporation (Central).(14)
10.23	Amendment No. 1 to Loan and Security Agreement, dated as of March 31, 2006, among the borrowers and guarantors specified therein, the several lenders from time to time parties thereto and Silver Point Finance, LLC.(14)
10.24	Amendment No. 1 to Intercreditor Agreement, dated as of March 31, 2006, by and between Wachovia Financial Corporation (CENTRAL), in its capacity as agent pursuant to the working capital loan and security agreement for the lenders who are party from time to time thereto, and Silver Point Finance, LLC, in its capacity as collateral agent pursuant to the term loan agreement.(14)
10.25	Supplement No. 1 to the Indenture, dated as of March 31, 2006, among International Wire Group, Inc., the guarantors party thereto, and BNY Midwest Trust Company, as Trustee.(14)
10.26	Supplement No. 1 to the Collateral Agreement, dated as of March 31, 2006, among International Wire Group, Inc., the subsidiaries of International Wire Group, Inc. identified therein, and BNY Midwest Trust Company, as collateral agent.(14)
10.27	Letter agreement, dated April 4, 2006, between International Wire Group, Inc. and William Lane Pennington.(14)
21.1	Subsidiaries of International Wire Group, Inc.
31.1	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registration Statement on Amendment No. 1 to Form S-1 of International Wire Group, Inc. filed May 10, 2005.

(2)	Incorporated by reference to the Registration Statement on Form S-1 of International Wire Group, Inc., filed November 23, 2004.