Form 10-Q
period 2006-03-31
INTERNATIONAL WIRE GROUP INC
filed 2006-05-15
CIK 947429

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                     ------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to


                                    000-51043
                            (Commission File Number)


                         INTERNATIONAL WIRE GROUP, INC.
             (Exact name of Registrant as specified in its charter)


           DELAWARE                                         43-1705942
  (State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                      Identification No.)

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

                               YES [X]     NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                               YES [ ]     NO [X]

APPLICABLE ONLY TO ISSUES INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                               YES [X]     NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of April 30, 2006, there were 10,000,002 shares, par value $.01 per share, outstanding.

                         INTERNATIONAL WIRE GROUP, INC.


                                      INDEX

                                                                                                               PAGE
PART I.       FINANCIAL INFORMATION..............................................................................1

         ITEM 1.      FINANCIAL STATEMENTS.......................................................................1

         ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.....12

         ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.................................22

         ITEM 4.      CONTROLS AND PROCEDURES...................................................................23

PART II.      OTHER INFORMATION.................................................................................24

         ITEM 1.      LEGAL PROCEEDINGS.........................................................................24

         ITEM 1A.     RISK FACTORS..............................................................................24

         ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS...............................24

         ITEM 3.      DEFAULTS UPON SENIOR SECURITIES...........................................................24

         ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................................24

         ITEM 5.      OTHER INFORMATION.........................................................................25

         ITEM 6.      EXHIBITS..................................................................................25


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         INTERNATIONAL WIRE GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                 MARCH 31,            DECEMBER 31,
                                                                                   2006                   2005
                                                                              -------------           -------------
                                                                              (IN THOUSANDS, EXCEPT FOR SHARE DATA)
                                     ASSETS
Current assets:
   Cash and cash equivalents...........................................            $6,106                $  5,422
   Accounts receivable, less allowance of $2,946 and $3,036............           102,687                  98,296
   Inventories.........................................................            83,959                  56,874
   Prepaid expenses and other..........................................             9,852                  10,112
   Assets held for sale................................................             5,171                   1,975
   Deferred income taxes...............................................             5,266                   8,900
                                                                              -------------           -------------
     Total current assets..............................................           213,041                 181,579
Property, plant and equipment, net.....................................           106,503                  85,440
Goodwill...............................................................            71,193                  71,193
Identifiable intangibles, net..........................................            23,324                  21,358
Deferred financing costs, net..........................................             2,416                   2,457
Restricted cash........................................................             1,922                   1,922
Other assets...........................................................             2,374                   2,305
                                                                              -------------           -------------
     Total assets......................................................          $420,773                $366,254
                                                                              =============           =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt................................          $      -                $    228
   Accounts payable....................................................            61,512                  33,865
   Accrued and other liabilities.......................................            18,053                  17,064
   Accrued payroll and payroll related items...........................             6,035                   4,737
   Customers' deposits.................................................            13,417                  11,428
   Accrued income taxes ...............................................             1,547                     197
   Accrued interest ...................................................             3,722                   1,838
                                                                              -------------           -------------
     Total current liabilities.........................................           104,286                  69,357
Long-term debt, less current maturities................................           149,021                 135,188
Other long-term liabilities............................................             3,823                   3,558
Deferred income taxes..................................................             8,324                   5,705
                                                                              -------------           -------------
     Total liabilities.................................................           265,454                 213,808
Stockholders' equity:..................................................
   Common stock, $.01 par value, 20,000,000 shares authorized, 10,000,002
     issued and outstanding............................................               100                     100
   Contributed capital.................................................           175,606                 175,600
   Accumulated (deficit)...............................................            (20,087)               (21,948)
   Accumulated other comprehensive (loss)..............................              (300)                 (1,306)
                                                                              -------------           -------------
     Total stockholders' equity........................................           155,319                 152,446
                                                                              -------------           -------------
     Total liabilities and stockholders' equity........................          $420,773                $366,254
                                                                              =============           =============

        See accompanying notes to the consolidated financial statements.

                         INTERNATIONAL WIRE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                  FOR THE THREE MONTHS ENDED
                                                                              ---------------------------------
                                                                                 MARCH 31,        MARCH  31,
                                                                                    2006             2005
                                                                              ---------------  ----------------
                                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)

Net sales....................................................                   $    166,618     $   112,139

Operating expenses:
Cost of goods sold, exclusive of
     depreciation expense shown below........................                        148,591          95,643

Selling, general and administrative expenses.................                          7,664           7,946
Depreciation.................................................                          2,105           2,220
Amortization.................................................                            933             905
(Gain) on sale of property, plant and equipment..............                            (64)             --
                                                                               --------------   --------------
Operating income.............................................                          7,389           5,425

Other income/(expense):
     Interest expense........................................                         (3,257)         (3,081)
     Amortization of deferred financing costs................                           (162)           (161)
     Other, net..............................................                           (127)            (23)
                                                                               --------------   --------------

Income before income tax provision...........................                          3,843            2,160
Income tax provision.........................................                          1,442            2,943
                                                                               --------------   --------------
Income/(loss) from continuing operations ....................                          2,401             (783)

Income/(loss) from discontinued operations, net of income
     taxes of $290 and ($2,513) .............................                           (540)             322
                                                                               --------------   --------------
Net income/(loss)............................................                   $      1,861     $       (461)
                                                                               ==============   ==============
Basic and diluted net income/(loss) per share................                   $       0.19     $      (0.05)
                                                                               ==============   ==============

Weighted average basic shares outstanding....................                     10,000,002       10,000,002
Weighted average diluted shares outstanding..................                     10,001,354       10,000,002

        See accompanying notes to the consolidated financial statements.

                         INTERNATIONAL WIRE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  FOR THE THREE MONTHS ENDED
                                                                         --------------------------------------------
                                                                            MARCH 31, 2006           MARCH 31, 2005
                                                                         ---------------------  ---------------------
                                                                                        (IN THOUSANDS)
CASH FLOWS PROVIDED BY/(USED IN) OPERATING ACTIVITIES:
   Net income/(loss)..............................................       $            1,861     $             (461)
   Adjustments to reconcile net income/(loss) to net cash
     provided by/(used in) operating activities:
     Depreciation.................................................                    2,250                  2,690
     Amortization.................................................                      968                  1,279
     Amortization of deferred financing costs.....................                      162                    161
     Provision for doubtful accounts..............................                      (90)                   154
     Stock option expense ........................................                        6                      --
     (Gain) on sale of property, plant and equipment..............                      (64)                     --
     Change in assets and liabilities:
       Accounts receivable........................................                   11,042                (13,883)
       Inventories................................................                   (8,123)                (3,027)
       Prepaid expenses and other assets..........................                      470                    556
       Accounts payable...........................................                   17,427                 18,597
       Accrued and other liabilities..............................                   (1,456)                   116
       Accrued payroll and payroll related items..................                    1,298                 (3,824)
       Customers' deposits........................................                    1,989                    195
       Accrued interest...........................................                    1,884                  1,858
       Accrued income taxes.......................................                    1,350                     --
       Other long-term liabilities................................                      (64)                    16
                                                                         ---------------------  ---------------------
             Net cash provided by operating activities before
               reorganization activities..........................                   30,910                  4,427

CASH FLOWS USED IN REORGANIZATION ACTIVITIES......................                       --                 (5,367)
                                                                         ---------------------  ---------------------
             Net cash provided by/(used in) operating activities..                   30,910                   (940)
                                                                         ---------------------  ---------------------
CASH FLOWS USED IN INVESTING ACTIVITIES:
       Capital expenditures.......................................                   (1,692)                (1,950)
       Proceeds from sale of property, plant and equipment........                      201                     --
       Restricted cash............................................                       --                  1,069
       Proceeds from sale of assets held for sale.................                    1,975                     --
     Acquisition of Phelps Dodge High Performance Conductors of
     SC&GA, Inc. .................................................                  (44,283)                    --
                                                                         ---------------------  ---------------------
             Net cash used in investing activities................                  (43,799)                  (881)
                                                                         ---------------------  ---------------------
CASH FLOWS PROVIDED BY/(USED IN) FINANCING ACTIVITIES:
       Borrowings of long-term obligations........................                   82,757                  6,799
       Repayment of borrowings....................................                  (69,152)               (16,365)
       Financing fees.............................................                     (121)                    (5)
             Net cash provided by/(used in) financing activities..                   13,484                 (9,571)
Effects of exchange rate changes on cash and cash equivalents.....                       89                    (23)
             Net change in cash and cash equivalents..............                      684                (11,415)
Cash and cash equivalents at beginning of the period..............                    5,422                 15,192
                                                                         ---------------------  ---------------------
Cash and cash equivalents at end of the period....................       $            6,106     $            3,777
                                                                         =====================  =====================

        See accompanying notes to the consolidated financial statements.

                         INTERNATIONAL WIRE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

1.       BUSINESS ORGANIZATION AND BASIS OF PRESENTATION

         UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

         The unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of International Wire Group, Inc. (the "Company"). The results for the three months ended March 31, 2006 and 2005 are not necessarily indicative of the results that may be expected for a full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005.

         INSULATED WIRE SEGMENT AND DISCONTINUED OPERATIONS

         Over the last several years, the Company's insulated wire segment operating results have been adversely impacted by industry wide over capacity and increased material costs, that, with the exception of copper price increases, cannot be passed through to customers under most of our current customer contracts. In addition, in the second and fourth quarters of 2005, we were notified that significant volume with two large customers, Viasystems International, Inc. ("Viasystems") and Yazaki Corp., and its affiliates, respectively, would not be renewed upon the expiration of the existing supply contracts. Throughout 2005, the Company actively evaluated the insulated wire business and considered alternatives affecting all or part of the insulated wire segment. On November 30, 2005, we sold and leased selected assets of the U.S. Insulated Wire Business to Copperfield LLC and ceased operations. Accordingly, the U.S. Insulated Wire Business has been presented as a discontinued operation in the accompanying consolidated statements of operations. The Durango, Mexico plant ceased producing insulated wire at the end of January, 2006 and was closed on March 31, 2006 and has been also included in discontinued operations for both periods presented in the accompanying consolidated statements of operations. The results of operations for the Cebu, Philippines facility, the remaining insulated wire facility, is included in continuing operations in the accompanying consolidated statements of operations. We continue to explore strategic alternatives for the remainder of our insulated wire segment, including the sale or closure of the operations in Cebu, Philippines and the sale of the Durango, Mexico facility and its machinery and equipment.

         Statement of Cash Flows

         The Company previously separately reported cash flow from discontinued operations. The Company has conformed the prior year to the current year presentation of total cash flows. There is no change to operating cash flows for the prior year. The Consolidated Statement of Cash Flows reflects deposits into and changes in restricted cash accounts as an "Investing Activity." The Consolidated Statements of Cash Flows for the three months ended March 31, 2005 previously reflected such deposits into restricted cash accounts as a "Financing Activity." The 2005 period has been conformed to the current year basis and presentation. This revision had no impact on the Consolidated Statements of Operations, or the net increase (decrease) in cash and cash equivalents included in our Consolidated Statements of Cash Flows for the period ended March 31, 2005.

2.       ACQUISITION

         On March 4, 2006, the Company entered into a Stock Purchase Agreement ("Purchase Agreement") to acquire Phelps Dodge High Performance Conductors of SC & GA, Inc. ("HPC") from Phelps Dodge Corporation ("PD"). HPC is a manufacturer of specialty high performance conductors which are plated copper and copper alloy conductors offering both high and low temperature standard and customized conductors as well as specialty film, insulated conductors and miniature tubing products. The conductors manufactured are tin, nickel and silver plated, including some proprietary products. High temperature products are generally used where high thermal stability and good solderability are required for certain military and commercial aerospace applications. The medical products include ultra fine alloys, which are used in medical electronics such as ultrasound equipment and portable defibrillators. The tubing products are used in a variety of medical devices in medicine delivery and coronary procedures. These products are sold to harness assembly manufactures, distributors and original equipment manufacturers' ("OEM") in the United States, Europe and Asia primarily serving the aerospace, medical, automotive, computer, telecommunications, mass transportation, geophysical and electronics markets. HPC has manufacturing operations in Inman, South Carolina and Trenton, Georgia.

         On March 31, 2006, the Company completed the acquisition of all of the outstanding common stock of HPC for $42,000 plus a preliminary working capital adjustment payment at closing of $1,676. The acquisition was funded with borrowings under the Revolver Credit Facility. Additionally, on March 31, 2006, the Company purchased the copper inventory held on consignment by HPC from PD for $5,057, with $2,528 payable on May 15, 2006 and $2,529 payable on June 14, 2006. In addition, pursuant to the Purchase Agreement, the Company has agreed to a contingency payment in an amount equal to 4.88 multiplied by the amount that HPC's 2006 EBITDA (as defined in the Purchase Agreement) exceeds $9,400. The contingency payment is capped at $3,000. Phelps Dodge High Performance Conductors of SC & GA, Inc. changed its name to IWG High Performance Conductors, Inc.

         This acquisition has been accounted for as a purchase on March 31, 2006. The fair value of assets and liabilities acquired are included in the consolidated balance sheet at that date. Results of operations of HPC will be included for periods subsequent to March 31, 2006.

         The total purchase price of the HPC acquisition was $51,471 and the payment of related purchase price, fees and costs is summarized as follows:

            Purchase of common stock and estimated working
            capital at closing.................................    $ 43,676
            Estimated additional working capital adjustment....       2,131
            Purchase of consigned inventory ...................       5,057
            Fees and costs.....................................         607
                                                                  ----------
                                                                   $ 51,471
                                                                  ==========

         The total acquisition costs have been allocated to the acquired net assets as follows:


            Current assets.....................................    $ 34,611
            Property, plant and equipment .....................      26,734
            Identifiable intangibles ..........................       2,500
            Current liabilities................................      (6,406)
            Deferred credit                                          (3,000)
            Deferred income taxes..............................      (2,619)
            Other liabilities..................................        (349)
                                                                  ----------
                   Total                                           $ 51,471
                                                                  ==========

         The above allocation of total acquisition costs is preliminary and based upon the estimate of fair values as determined under SFAS 141 including inventory, property, plant and equipment, identifiable intangibles and certain liabilities. The Company expects to finalize this allocation in the second quarter of 2006 including final deferred income tax amounts.

         Based upon the fair value of assets and liabilities compared to the total purchase price, there is an excess of fair value of assets and liabilities over purchase price, or "negative goodwill" of $3,000. Pursuant to the provisions of FAS 141, the Company has recorded the contingent consideration as a deferred credit at March 31, 2006. There was no remaining negative goodwill remaining after recording this deferred credit. When the contingency is resolved and the consideration is issued or becomes issuable, any difference between the fair value of the contingent consideration issued or issuable and the deferred credit will be accounted for as follows:

         o Any excess of the fair value of the contingent consideration issued or issuable over the amount of the deferred credit will be recognized as additional cost of the acquired entity.

         o Any excess of the deferred credit over the fair value of the consideration issued or issuable will first be recognized as a pro rata reduction of the amounts that were initially assigned to eligible acquired assets, after which any remaining difference would be recognized as an extraordinary gain.

         Identifiable intangibles as of March 31, 2006 represent the fair market value of alloys, customer contracts and relationships and trade names and trademarks. The fair market values were determined using a discount rate to compute the present value of the income or cost savings of the identifiable intangible assets. A discount rate of 17% was used. The identifiable intangibles of $2,500 consist of alloys of $100, customer contracts and relationships of $2,100 and trade names and trademarks of $300. Each of the identifiable intangibles will be amortized over 20 years.

         The following table shows summary unaudited pro forma results of operations as if the Company and HPC had been combined as of the beginning of the periods presented. The unaudited pro forma results of operations are based on estimates and assumptions, which are preliminary and have been made solely for purposes of developing such pro forma information. The pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results or financial position that would have occurred if the acquisition had been consummated as of the beginning of the periods presented:

                                                           PRO FORMA
                                               -------------------------------
                                                      THREE MONTHS ENDED
                                               -------------------------------
                                                  MARCH 31,        MARCH 31,
                                                    2006              2005
                                               ---------------- --------------

Net sales...................................   $     193,707    $    133,520
Income from continuing operations...........           4,140           1,312
Net income..................................           2,939             838
Basic and diluted net income per share......            0.29             .08



3.       RECENTLY ISSUED ACCOUNTING STANDARDS

         In November 2004 (revised in December 2004), the FASB issued SFAS No. 151, Inventory Costs -- an amendment of ARB No. 43, Chapter 4 to be effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with early adoption permitted. SFAS No. 151 amends the guidance in Accounting Research Bulleting ("ARB") No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." SFAS
         No. 151 requires those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal." In addition, FAS No. 151 requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS No. 151 did not have a material impact on the Company's financial position or results of operations.

         In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The Company adopted the provisions of SFAS No. 123(R) effective the first quarter of fiscal year 2006, which began on January

         1, 2006. The adoption of SFAS No. 123(R) did not have a material impact on the results of operation.

4.       INVENTORIES

         The composition of inventories is as follows:

                                                MARCH 31,        DECEMBER 31,
                                                  2006               2005
                                            ----------------   ----------------

Raw materials...........................    $     22,952       $     18,274
Work-in process.........................          25,283             14,400
Finished goods..........................          35,724             24,200
                                            ----------------   ----------------
    Total inventories...................    $     83,959       $     56,874
                                            ================   ================


         Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out ("LIFO") method. Had inventories been valued at the first-in, first-out ("FIFO") cost method, inventories would have been $24,207 and $20,641 higher as of March 31, 2006 and December 31, 2005, respectively.

         Included in inventory at March 31, 2006, is $18,816 acquired in the HPC acquisition which has been fair valued at that date in accordance with SFAS No. 141.

5.       STOCK OPTION PLANS AND EXPENSE

         In the third quarter of 2005, the Company granted an option to buy 25,000 shares to the Vice-Chairman of the Board of Directors with an exercise price at $11 per share. This grant was the only grant made in 2005 and at March 31, 2006 remains the only outstanding grant.

         Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) "Share-Based Payment," SFAS 123(R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123(R) is being applied on the modified prospective basis. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. The Company did not recognize compensation expense related to the stock-based plans as the options were granted with an exercise price equal to the fair market value on the date of grant.

         Under the modified prospective approach, SFAS 123(R) applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized for the first quarter of 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested on, January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard.

         As a result of adopting SFAS 123(R) on January 1, 2006, the net income for the three months ended March 31, 2006, was approximately $6 lower than if we had continued to account for stock-based compensation under APB Opinion 25. There was no material impact on the net income per share for the three months ended March 31, 2006.

         The Company uses the Black-Scholes option model to estimate fair value of share-based awards with the following weighted average assumptions:

                                            FOR THE THREE MONTHS ENDED MARCH
                                                        31, 2006
                                            --------------------------------
Stock Options and Awards:
Expected life                                           6 years
Expected volatility                                      52.6%
Dividend yield                                             0%
Risk-free interest rate                                  4.20%

         The Company calculates expected volatility for stock options using historical volatility. The Company estimated the forfeiture rate for the existing single stock options to be 0%.

         Stock option activity is summarized as follows (in thousands except per share amounts):

                                                                                      WEIGHTED AVERAGE
                               OPTIONS                           WEIGHTED AVERAGE         REMAINING           AGGREGATE
                             OUTSTANDING      EXERCISE PRICE     EXERCISE PRICE         TERM IN YEARS      INTRINSIC VALUE
                             -----------      --------------     --------------         -------------      ---------------
     Outstanding at
     January 1, 2006            25,000            $11.00              $11.00                 9.7
     Granted                        --                --                  --
     Exercised                      --                --                  --
     Cancelled                      --                --                  --
     Outstanding at
      March 31, 2006            25,000            $11.00              $11.00                 9.4                  $75
     Exercisable at
      March 31, 2006             8,333            $11.00              $11.00                 9.4                  $25


         As of March 31, 2006, there was $26 of total unrecognized compensation cost related to the outstanding stock option which is expected to be recognized over the remainder of its vesting periods.

         On May 11, 2006, the Company's stockholders approved the 2006 Management Stock Option Plan and the 2006 Stock Option Plan for Non-Employee Directors. Under the 2006 Management Stock Option Plan, options for up to 1,300,000 shares of common stock are available for grant to the eligible members of management. The options will be granted at no less than 100% of fair market value of the Company's stock on the date of the grant and have a term of no longer than 10 years. All other material items of the stock options, including without limitation, vesting and exercisability, will be determined by the Compensation Committee. Under the 2006 Stock Option for Non-Employee Directors, options for up to 300,000 shares of common stock are available for granting to nonemployee directors. These stock options will have an exercise price equal to 100% of fair market value of the underlying stock on the date of grant and have a term of 10 years.

6.       COMPREHENSIVE INCOME/(LOSS)

         Comprehensive income/(loss) is comprised of:

                                                                                       THREE MONTHS ENDED
                                                                                 --------------------------------
                                                                                    MARCH 31,         MARCH 31,
                                                                                       2006             2005
                                                                                 ---------------   --------------
             Net income/(loss)...............................................    $      1,861      $       (461)
             Foreign currency translation adjustment, net of taxes of $0.....           1,006              (174)
                                                                                 ---------------   --------------
                 Total comprehensive income/(loss)...........................    $      2,867      $       (635)
                                                                                 ===============   ==============

7.       LONG-TERM DEBT

         The composition of long-term debt is as follows:

                                                                                   MARCH 31,       DECEMBER 31,
                                                                                      2006             2005
                                                                                --------------    --------------
             Senior Revolving Credit Facility................................   $     44,021      $     30,188
             Senior Term Loan................................................         30,000            30,000
             10% Secured Senior Subordinated Notes...........................         75,000            75,000
             Other...........................................................              -               228
                                                                                --------------    --------------
                                                                                     149,021           135,416
             Less current maturities.........................................              -               228
                                                                                --------------    --------------
             Long-term portion of long-term debt.............................   $    149,021      $    135,188
                                                                                ==============    ==============

         SENIOR REVOLVING CREDIT FACILITY AND TERM LOAN

         On October 20, 2004, and as amended on March 31, 2006, the Company and the domestic subsidiaries entered into (collectively, the "Credit Facility") (1) a credit agreement among Congress Financial Corporation (Central), now known as Wachovia Capital Financial Corporation (Central), as administrative agent, and the several banks and financial institutions parties thereto, which provides for a five-year senior revolving credit facility in an amount of up to $130,000 subject to borrowing availability (including, as a sub-facility of the revolving credit facility, a $25,000 letter of credit facility) (the "Revolver Credit Facility"), and (2) a credit agreement among Silver Point Finance LLC, as administrative agent, and the several banks and financial institutions parties thereto, which provides for a $30,000 five-year senior term loan facility (the "Term Credit Facility").

         Borrowings under the Revolver Credit Facility are tied to a borrowing base, which is calculated by reference to, among other things, eligible accounts receivable, eligible inventory and eligible real property and equipment. The Term Credit Facility is in the amount of $30,000. As of March 31, 2006, letters of credit in the amount of $10,722 were outstanding and $44,021 was drawn under the Revolver Credit Facility. Availability under the Revolver Credit Facility was $65,498 as of March 31, 2006.

         The Company's domestic subsidiaries are the primary parties to the Credit Facility. The Company has guaranteed their obligations under the Credit Facility. The collateral for the Credit Facility includes all or substantially all of the Company's and its domestic subsidiaries' assets, including 65 percent of the capital stock of, or other equity interests in, the Company's foreign subsidiaries. The Term Credit Facility, and the liens and guarantees in respect thereof, are junior to the Revolver Credit Facility, and the liens and guarantees in respect thereof.

         The Company's Credit Facility requires the Company to observe conditions, affirmative covenants and negative covenants (including financial covenants), including compliance, with a fixed charge coverage ratio when either, (1) minimum availability under the credit facility falls below $20,000 or (2) there is a default or event of default. At March 31, 2006, the Company is in compliance with the terms of the Credit Facility.

         The Company's Revolving Credit Facility commitment expires on October 20, 2009. The Term Credit Facility is required to be repaid in full at maturity on October 20, 2009.

         SECURED SENIOR SUBORDINATED NOTES

         The 10 percent Secured Senior Subordinated Notes due 2011 ("Notes") are: senior subordinated obligations of the Company; senior in right of payment to any of future subordinated obligations; guaranteed by the Company's domestic subsidiaries; and secured by a third-priority lien on all or substantially all of the Company's and its domestic subsidiaries' assets, including 65 percent of the capital stock of, or other equity interests in, the Company's foreign subsidiaries. The Company issued the Notes on October 20, 2004 in aggregate principal amount of $75,000. The Notes will mature on October 15, 2011.

         Interest on the Notes accrues at the rate of 10 percent per annum and is payable semiannually in arrears on April 15 and October 15. Interest on overdue principal accrues at 2 percent per annum in excess of the above rate.

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

8.       BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

         The Company has three reportable segments: bare wire, engineered wire - Europe and insulated wire. The remaining insulated wire business is comprised of Cebu, Philippines. Previously, the Company had reported two reportable segments: bare wire and insulated wire. Segment data for the three months ended March 31, 2005 below has been recast to reflect the remaining continuing operations and to conform to the current year presentation. These segments are strategic business units organized around three product categories that follow management's internal organization structure. The Company evaluates segment performance based on segment operating income.

         The bare wire segment manufactures bare and tin-plated copper wire products (or conductors) used to transmit digital, video and audio signals or conduct electricity and sells to insulated wire manufacturers and various industrial OEMs for use in computer and data communications products, general industrial, energy, appliances, automobiles, and other applications. The bare wire segment is in the primary business of copper fabrication. While the Company bills its customers for copper it provides, it does not distinguish in its records these customer types and it is therefore not practical to provide such disclosure.

         The engineered wire-Europe segment manufactures and engineers bare copper wire products (or conductors) to conduct electricity either for power or for grounding purposes and are sold to a diverse customer base of various OEM's for use in electrical appliances, power supply, aircraft and railway, and automotive.

         The insulated wire segment manufactures and sells insulated wire products (copper conductors insulated with plastic or other polymeric compounds) to automotive manufacturers for use in the assembly of wire harnesses that are installed in automobiles.

         The Company is currently evaluating the segment reporting for the acquired HPC business.

         Summarized financial information for the Company's reportable segments is as follows:

                                                     ENGINEERED              INSULATED
                                         BARE WIRE   WIRE-EUROPE    HPC        WIRE      CORPORATE     ELIMINATIONS      TOTAL
                                         ---------   -----------    ---        ----      ---------     ------------      -----
NET SALES
  Three months ended March 31, 2006...  $  132,056   $  12,666   $     --   $   22,055  $        --     $    (159)   $   166,618
  Three months ended March 31, 2005...      86,848      10,452         --       16,111           --        (1,272)       112,139


OPERATING INCOME/(LOSS)
  Three months ended March 31, 2006...       6,008       1,061         --          329           (9)           --          7,389
  Three months ended March 31, 2005...       5,136         786         --          740       (1,237)           --          5,425

GOODWILL
  March 31, 2006......................      71,193          --         --           --           --            --         71,193
  December 31, 2005...................      71,193          --         --           --           --            --         71,193

TOTAL ASSETS
  March 31, 2006......................     259,292      40,788     63,845       43,428       17,318        (3,898)       420,773
  December 31, 2005...................     254,351      28,230         --       67,075       17,614        (1,016)       366,254



         The following table presents sales by period and by geographic region based on the country in which the legal subsidiary is domiciled.

                                                                        THREE MONTHS ENDED
                                                             -----------------------------------------
                                                                  MARCH 31,            MARCH 31,
                                                                     2006                 2005
                                                             -------------------   -------------------
         United States.............................          $         131,857     $          85,576
         Europe....................................                     12,666                10,452
         Philippines...............................                     22,095                16,111
                                                             -------------------   -------------------
           Total...................................          $         166,618     $         112,139
                                                             ===================   ===================

         The following table presents property, plant and equipment, net by geographic region based on the location of the asset:

                                                   MARCH 31,       DECEMBER 31,
                                                     2006              2005
                                                -------------    ---------------

United States................................   $     90,271     $     64,693
Europe.......................................          8,657            7,916
Mexico.......................................             --            5,118
Philippines..................................          7,575            7,713
                                                -------------    ---------------
    Total....................................   $    106,503     $     85,440
                                                =============    ===============

9.       RELATED PARTY TRANSACTIONS

         In September 2002, the Company began selling a portion of its production scrap to Prime Materials Recovery, Inc. ("Prime"). Prime is a closely held company and its major shareholder, chairman and director is the Chief Executive Officer of the Company. In addition, the Vice President of Finance of the Company holds a minority ownership interest and is a director. The Company had sales to Prime of $3,706 and $2,800 for the three months ended March 31, 2006 and 2005, respectively. The outstanding trade receivables were $1,069 and $823 at March 31, 2006 and December 31, 2005, respectively. Sales to Prime were made at terms comparable to those of other companies in the industry.

10.      LITIGATION

         In February 2002, the Company initiated an action in the Circuit Court of Cook County, Chancery Division (Case No. 02CH2470) located in Chicago, Illinois, titled International Wire Group, Inc. v. National Union Fire Insurance Company of Pittsburgh, Pennsylvania, AIG Technical Services, Inc., Aon Corporation and Aon Risk Services of Missouri, Ltd. (The "AIG Litigation"). The Company alleges in the complaint in such action, among other things, that National Union is obligated to defend and indemnify and otherwise provide insurance coverage to the Company and the various OEMs for certain claims and damages related to certain water inlet hoses supplied by and through the Company pursuant to two
         (2) $25,000 excess insurance policies issued to the Company by National Union. In July 2003, a ruling was rendered in this matter. The trial court ruled in favor of the Company and ruled that National Union/AIG is obligated to defend and indemnify and otherwise provide insurance coverage to the Company and various OEMs for certain claims and damages related to certain water inlet hoses supplied by and through the Company pursuant to the two (2) $25,000 excess insurance policies issued to the company by National Union. National Union/AIG filed for an appeal of the decision.

         In December 2003, the Company and its former parent company reached an agreement with National Union, AIG Technical Services, Aon Corporation and Aon Risk Services of Missouri to settle pending matters in the AIG Litigation. Under the settlement agreement, National Union agreed to provide full defense and indemnity to the Company and certain OEMs for all claims for damages that have occurred between April 1, 2000 and March 31, 2002 related to certain water inlet hoses supplied by and through the Company pursuant to the two (2) $25,000 excess insurance policies issued to the Company by National Union. All other aspects of the settlement are subject to the confidentiality provisions of the settlement agreement.

         In connection with the sale of the Company's former wire harness business to Viasystems, the Company agreed to indemnify Viasystems for certain claims and litigation including any claims related to the claims for water inlet hoses. The Company's policy is to record the probable and reasonably estimable loss related to the product liability claims. Over time, the level of claims, insurance coverage and settlements has varied. Accordingly, the Company has revised its estimated liability outstanding, or balance sheet reserve, based on actual claims reported and costs incurred and its estimate of claims and cost incurred but not reported. The Company has reached global settlements with various claimants related to such claims which are also considered in determining the balance sheet reserve. There are no recoveries from third parties considered in determining the balance sheet reserve. The following table summarizes the number of uninsured claims received, resolved and pending as of and for the periods ended March 31, 2006, December 31, 2005 and December 31, 2004 (in thousands, except number of claims):

                                                                             VALUE OF
                                                               NO. OF         ALLEGED
                                                               CLAIMS         DAMAGES
                                                             ----------    -------------
As of December 31, 2004 .............................             388      $     3,956
For the year ended December 31, 2005:
  New uninsured claims...............................           1,526           15,158
  Resolved uninsured claims..........................          (1,604)         (15,503)
                                                             ----------    -------------
As December 31, 2005.................................             310            3,611
  New uninsured claims...............................             221            2,088
  Resolved uninsured claims..........................             (97)            (758)
                                                             ----------    -------------
As March 31, 2006....................................             434      $     4,941
                                                             ==========    =============

         For the periods prior to April 1, 2002, the Company's product liability coverage is in excess of the insured claims outstanding. As of March 31, 2006 and December 31, 2005, the total of such claims was less than

         $2,000 with an estimated liability related to these claims of less than $500. As of March 31, 2006 and December 31, 2005, the Company had $75,000 of remaining insurance coverage under its excess umbrella policies for each of the insured years prior to April 1, 2002.

         For the periods ended March 31, 2006 and December 31, 2005, the aggregate settlement costs, cost of administering and litigation and average cost per resolved claim were as follows:

                                                           FOR THE THREE            FOR THE YEAR
                                                            MONTHS ENDED                ENDED
                                                           MARCH 31, 2006         DECEMBER 31, 2005
                                                           --------------         -----------------
          Aggregate settlement costs..................     $          80          $             340
          Cost of administering and litigating........     $          80          $             360
          Average cost per resolved claim.............     $          --          $              --


         The Company had a reserve of $1,405 and $1,566 as of March 31, 2006 and December 31, 2005, respectively, related to the estimated future payments to be made to the claimants in the settlement of the remaining incurred claims and claims incurred but not reported. The majority of payments are expected to be made over approximately the next two years. Due to the uncertainties associated with these product claims, such as greater than expected amount of unreported claims and amounts to be paid under reached global settlements, the future costs of final settlement of these claims may differ from the liability currently accrued. However, in the Company's opinion, the impact of final settlement of these claims on future operations, financial position and cash flows should not be material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in this Form 10-Q.

We make forward-looking statements in this Form 10-Q that are based on management's beliefs and assumptions and on information currently available to management. Forward-looking statements include the information concerning the Company's possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, the effects of competition, outlook, objectives, plans, intentions and goals. For those statements, the Company claims the protection of the safe harbor for forward-looking statements provided for by Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "believes," "expects," "may," "will," "should," "seeks," "pro forma," "anticipates," "intends," "plans," "estimates," or the negative of any thereof or other variations thereof or comparable terminology, or by discussions of strategy or intentions.

Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. Undue reliance should not be placed on any forward-looking statements. We do not have any intention or obligation to update forward-looking statements after the filing of this Form 10-Q.

Many important factors could cause our results to differ materially from those expressed in forward-looking statements. These factors include, but are not limited to, fluctuations in our operating results and customer orders, unexpected decreases in demand or increases in inventory levels, our dependence on the automotive industry, changes in the price of copper, copper premiums and compound costs, the failure of our acquisitions and expansion plans to perform as expected, the competitive environment, our reliance on our significant customers, lack of long-term contracts, substantial dependence on business outside of the U.S. and risks associated with our international operations, the status of the insulated wire division, limitations due to our substantial indebtedness, loss of key employees or the deterioration in our relationship with employees, litigation claims, liability from environmental laws and regulations and other factors. For additional information regarding risk factors, see our discussion in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005.

OVERVIEW

We, together with our subsidiaries, manufacture and market wire products, including bare and tin-plated copper wire, engineered wire, high performance conductors and insulated copper wire products, for other wire suppliers and original equipment manufacturers or "OEMs". Our products include a broad spectrum of copper wire configurations and gauges with a variety of electrical and conductive characteristics and are utilized by a wide variety of customers primarily in the appliance, automotive, electronics and data communications and general industrial/energy industries. We manufacture and distribute our products at 17 facilities located in the United States, Mexico, France, Italy and the Philippines, including two plants acquired with HPC. For the period ended March 31, 2006, we operated our business in the following three segments:

     o Bare Wire Products. Our bare and tin-plated copper wire products (or conductors) are used to transmit digital, video and audio signals or conduct electricity and are sold to a diverse customer base of over 1,000 insulated wire manufacturers and various industrial OEMs for use in computer and data communications products, general industrial, energy, appliances, automobiles and other applications

     o Engineered Wire Products - Europe. Our bare copper wire products are engineered and used to conduct electricity either for power or for grounding purposes and are sold to a diverse customer base of various OEM's for use in electrical appliances, power supply, aircraft and railway and automotive.

     o Insulated Wire Products. Our insulated wire products (copper conductors insulated with plastic or other polymeric compounds) are primarily manufactured for the automotive end-user markets. Our insulated wire products are used in the assembly of wire harnesses that are installed in automobiles. A wire harness is comprised of an assembly of wires with connectors and terminals that transmit electricity between two or more end points.

     o The Company is currently evaluating the segment reporting for the HPC acquisition.

Demand for our products is directly related to two primary factors:

     o    Demand for the end products in which our products are incorporated.

     o    Our abilities to compete with other suppliers in the industry served.

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

     o Automobiles - North American industry production statistics, which are influenced by labor relations issues, regulatory requirements and trade agreements. For the first quarter of 2006, automotive industry production volumes increased 7% compared to the same period for 2005.

     o With the HPC acquisition, additional factors will include commercial aircraft shipments, military aircraft deliveries and electro-medical equipment demand rates.

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

Our expenses in producing these products fall into three main categories - raw materials, including copper, silver and nickel and insulating material (polyvinyl chloride ("PVC") and cross-linked polyethylene ("XPLE") compounds), labor and, to a lesser extent, utilities. Copper is the primary raw material incorporated in all of our products. As a world traded commodity, copper prices have historically been subject to fluctuations. Copper prices are affected by a number of factors, including worldwide demand, mining and transportation capacity and political instability. Copper supply is generally affected by the number and capacity of the mines that produce copper. For instance, production problems at a single major mine can impact worldwide supply and prices. Copper prices have increased from 2005 levels as a result of a combination of higher demand in China and disruption in mining production from several factors including an earthquake in Chile and labor stoppages at certain mines in Africa, Canada and the U.S. The average price of copper based upon The New York Mercantile Exchange, Inc. ("COMEX") increased to $2.25 per pound for the three months ended March 31, 2006 from $1.47 per pound for the three months ended March 31, 2005. Copper prices continue to increase in 2006, and the price of copper on the COMEX was $4.03 per pound as of May 11, 2006. We attempt, where possible, to minimize the impact of these fluctuations on our profitability through pass-through arrangements with our customers, which are based on similar variations of monthly copper price formulas. However, a severe increase in the price of copper can have a negative impact on our liquidity. Currently, a $0.10 per pound fluctuation in the price of copper will have a $4.4 million impact on our working capital. Increase working capital requirements cause us to increase our borrowings, which increases our interest expense. Additionally, the pricing formulas for our insulated wire customers do not include adjustments for the fluctuations in the premiums charged to convert copper cathode to copper rod and deliver it to the required location. We believe that higher premiums may continue and that we may be unable to pass-through these costs to our insulated wire customers for the foreseeable future. For the year ended December 31, 2005, the premium to convert copper cathode to copper rod for continuing insulated wire operations increased by 25.4%. With the HPC acquisition, other raw materials used include tin, silver and nickel. The cost of silver and nickel components in our products is generally passed-through to our customers. From March 31, 2005 to March 31, 2006, the price of silver has increased by 60.1% and the price of nickel decreased by 5.6%. From March 31, 2006 to April 30, 2006, the prices of silver and nickel increased by 17.7% and 20.8%, respectively.

We also consume PVC and XPLE compounds. The prices of these items are generally affected by world oil prices and world-wide supply and demand. The prices of PVC compounds and XPLE compounds increased significantly in 2005, but, as of April 30, 2006, have not increased so far in 2006. World oil prices are impacted by a number of factors, including seasonal fluctuations, political instability and meteorological events. From March 31, 2005 to March 31, 2006, the price of a barrel of oil increased 16.4%. As of April 30, 2005, the price of a barrel of oil increased 6.8% from March 31, 2006. Our contracts with customers for insulated wire do not include adjustments for fluctuations in the price of oil, PVC and XPLE compounds. We believe higher compound costs may increase later in 2006 if world oil prices continue to increase and that we may be unable to pass-through these costs to our customers for the foreseeable future.

Our labor and utility expenses are directly tied to our level of production. While the number of employees we use in our operations has fluctuated with sales volume, our cost per employee continues to rise with increases in wages and the costs of providing medical coverage, workers' compensation and other fringe benefits to employees. The cost of providing medical coverage is impacted by continued inflation in medical products and services. Utility rates vary by season and the prices for coal, natural gas and other similar commodities which are used in the generation of power. We attempt to manage our utility rates through usage agreements which affect our power usage during peak usage hours. We have recently incurred increased utility costs related to the increase in natural gas prices and the increased prices are expected for most of 2006.

U.S. INSULATED WIRE BUSINESS SALE AND REMAINING INSULATED WIRE BUSINESS

On November 30, 2005, we entered into an Asset Purchase Agreement with Copperfield, LLC. Pursuant to that agreement, on November 30, 2005, we:

     o Sold the inventory, equipment, spare parts and certain other assets located at our Avilla, Indiana facility and three facilities located in El Paso, Texas;

     o Sold our Avilla, Indiana facility, transferred leases for two of our El Paso, Texas facilities and leased a third El Paso, Texas facility to Copperfield (the third facility was subsequently sold to Copperfield on February 21, 2006 for $2 million); and

     o    Transferred certain contracts related to these facilities.

Under the agreement, we received net proceeds of $15 million after the working capital adjustment. We retained our accounts receivable, accounts payable and all other liabilities which were $17.2 million, net at November 30, 2005.

We continue to explore strategic alternatives for the remainder of our insulated wire business, which is comprised of operations in Cebu, Philippines that may include its sale or closure. The Durango plant ceased producing insulated wire at the end of January, 2006 and closed on March 31, 2006. Accordingly, results of operation for this plant are included in discontinued operations and its long-lived assets are held for sale.

ACQUISITION

On March 4, 2006, we entered into a Stock Purchase Agreement ("Purchase Agreement") to acquire Phelps Dodge High Performance Conductors of SC & GA, Inc. ("HPC") from Phelps Dodge Corporation ("PD"). HPC is a manufacturer of specialty high performance conductors which are plated copper and copper alloy conductors offering both high and low temperature standard and customized conductors as well as specialty film insulated conductors and miniature tubing products. The conductors manufactured are tin, nickel and silver plated, including some proprietary products. High temperature products are generally used where high thermal stability and good solderability are required for certain military and commercial aerospace applications. The medical products include ultra fine alloys, which are used in medical electronics such as ultrasound equipment and portable defibrillators. The tubing products are used in a variety of medical devices in medicine delivery and coronary procedures. These products are sold to harness assembly manufacturers, distributors and OEM's in the United States, Europe and Asia primarily serving the aerospace, medical, automotive, computer, telecommunications, mass transportation, geophysical and electronics markets. HPC has manufacturing operations in Inman, South Carolina and Trenton, Georgia.

On March 31, 2006, we completed the acquisition of all of the outstanding common stock of HPC for $42 million plus a working capital adjustment estimated at closing to be $1.7 million. We funded the acquisition with borrowings under our Revolver Credit Facility. Additionally, we purchased the copper inventory held on consignment by HPC from PD for $5.1 million. In addition, pursuant to the Purchase Agreement, we have agreed to a contingency payment in an amount equal to 4.88 multiplied by the amount that HPC's 2006 EBITDA (as defined in the Purchase Agreement) exceeds $9.4 million. The contingency payment is capped at $3 million. In connection with the closing of the transaction, Phelps Dodge High Performance Conductors of SC & GA, Inc. changed its name to IWG High Performance Conductors, Inc. This acquisition continues the execution of our strategy to expand our product offerings with silver and nickel plated products and to sell into new markets, including aerospace and medical, as we wind-down and exit the insulated wire business.

The Company is currently evaluating segment reporting for the acquired company.

The future operating results and cash flows generated by HPC will depend upon demand from the end markets, including commercial aircraft shipments, military aircraft deliveries and medical equipment demand rates as well as our ability to compete with other supplies. The continued increase in the costs to obtain copper, silver and nickel will increase our working capital requirements.

RESULTS OF OPERATIONS

The following table sets forth certain unaudited statement of operations data in millions of dollars and percentage of net sales for the periods indicated:


                                                                 FOR THE THREE                    FOR THE THREE
                                                                  MONTHS ENDED                     MONTHS ENDED
                                                                    MARCH 31,                        MARCH 31,
                                                                      2006                             2005
                                                              -------------------             ---------------------
 Net sales.......................................              $166.6     100.0%               $112.1       100.0%
 Operating expenses: ............................
 Cost of goods sold, exclusive of depreciation
  expense shown below............................               148.6      89.2%                 95.6        85.3%
 Selling, general and administrative expenses....                 7.7       4.6%                  8.0         7.1%
 Depreciation and amortization...................                 3.0       1.8%                  3.1         2.8%
 (Gain) on sale of property, plant and equipment.                (0.1)      0.0%                 (0.0)        0.0%
                                                              --------   --------             --------     --------
 Operating income................................                 7.4       4.4%                  5.4         4.8%
 Other income/(expense):
  Interest expense...............................                (3.3)     (2.0)%                (3.1)       (2.8)%
  Amortization of deferred financing costs.......                (0.2)     (0.1)%                (0.2)       (0.1)%
  Other, net.....................................                (0.1)      0.0%                 (0.0)       (0.0)%
                                                              --------   --------             --------     --------
 Income before income tax provision..............                 3.8       2.3%                  2.1         1.9%
 Income tax provision............................                 1.4       0.9%                  2.9         2.6%
                                                              --------   --------             --------     --------
 Income/(loss) from continuing operations........                 2.4       1.4%                 (0.8)       (0.7)%
 Income/(loss) from discontinued operations......                (0.5)     (0.3)%                 0.3         0.3%
                                                              --------   --------             --------     --------
 Net income/(loss)...............................                $1.9        1.1%               ($0.5)       (0.4)%
                                                              ========   ========             ========     ========

We have three reportable segments: bare wire, engineered wire-Europe and insulated wire. The following table sets forth unaudited net sales and operating income / (loss) for the periods presented in millions of dollars and percentages of totals:

                                                  FOR THE THREE              FOR THE THREE
                                                   MONTHS ENDED               MONTHS ENDED
                                                    MARCH 31,                   MARCH 31,
                                                       2006                       2005
                                                ------------------         -------------------
 Net sales:
  Bare Wire.............................         $132.0      79%              $86.8      78%
  Engineered Wire - Europe .............           12.7       8%               10.5       9%
  Insulated Wire........................           22.1      13%               16.1      14%
  Elimination...........................           (0.2)      0%               (1.3)     (1)%
                                                --------   ------           --------   ------
    Total...............................         $166.6     100%             $112.1     100%
                                                ========   ======           ========   ======

 Operating income/(loss):
  Bare Wire.............................           $6.0      81%               $5.1      77%
  Engineered Wire - Europe .............            1.1      15%                0.8      12%
  Insulated Wire........................            0.3       4%                0.7      11%
                                                --------   ------           --------   ------
    Subtotal............................            7.4     100%                6.6     100%
                                                           ======                      ======
  Corporate and eliminations ...........             --                        (1.2)
                                                --------                    --------
    Total...............................           $7.4                        $5.4
                                                ========                    ========

THREE MONTHS ENDED MARCH 31, 2006 VERSUS THREE MONTHS ENDED MARCH 31, 2005

Net sales were $166.6 million and $112.1 million for the three months ended March 31, 2006 and 2005, respectively. Sales for the three months ended March 31, 2006 were $54.5 million, or 48.6% above comparable 2005 levels as a result of a $34.8 million increase in the average cost and selling price of copper, $8.0 million from the impact of a higher level of owned copper in the 2006 period compared to the 2005 period, a $10.6 million increase in volume, and $1.1 million of higher customer pricing. The average price of copper based upon COMEX increased to $2.25 per pound for the three months ended March 31, 2006 from $1.47 per pound for the three months ended March 31, 2005.

Bare wire segment net sales for the three months ended March 31, 2006 were $132.0 million, or an increase of $45.2 million or 52.1% from sales of $86.8 million for the comparable 2005 period. This increase was primarily the result of higher volume to customers supplying all major markets of $5.6 million, the increase in the average cost and selling price of copper of $30.8 million, $8.0 million from the impact of a higher level of owned copper sales in the 2006 period compared to the 2005 period and an $0.8 million increase in customer pricing. Of the total pounds processed for the three months ended March 31, 2006 and 2005, respectively, 45.1% and 42.5% were from customers' tolled copper.

Engineered wire-Europe sales of $12.7 million for the three months ended March 31, 2006 were $2.2 million, or 21.0%, higher than sales of $10.5 million for the 2005 period. This increase was the result of $1.6 million for the increase in the average cost and selling price of copper and $0.6 million from increased volume from stronger customer demand.

Insulated wire segment net sales for the three months ended March 31, 2006 were $22.1 million compared to $16.1 million in the three months ended March 31, 2005, for an increase of $6.0 million, or 37.3% from the comparable 2005 period. Higher sales resulted from higher average cost and selling price of copper of $2.4 million, increased volume to automotive customers of $3.3 and $0.3 million of increased customer pricing.

Cost of goods sold, exclusive of depreciation, as a percentage of sales increase to 89.2% for the three months ended March 31, 2006 from 85.3% for the same period in 2005. The increase of 3.9 percentage points was due to the increase in the average cost and selling price of copper of 2.9 percentage points, the impact of a higher level of owned copper sales in the 2006 period compared to the 2005 period of 0.9 percentage points and higher utility costs in the domestic bare wire segment of 1.2 percentage points partially offset by increased customer pricing of 0.9 percentage points and lower costs in Europe of
0.2 percentage points.

Selling, general and administrative expenses were $7.7 million for the three months ended March 31, 2006, compared to $8.0 million for the same period in 2005. This decrease of $0.3 million was the result of $1.2 million lower retention plan costs in 2006 compared to 2005 partially offset by $0.5 million of higher personnel related costs and $0.4 million of volume related amounts. These expenses, as a percent of net sales, decrease to 4.6% for the three months ended March 31, 2006 from 7.1% for the three months ended March 31, 2005, primarily from the effect of higher copper costs and selling prices and a higher level of owned copper sales.

Depreciation and amortization was $3.0 million for the three months ended March 31, 2006 compared to $3.1 million for the same period in 2005, from slightly lower depreciation on property, plant and equipment.

Operating income for the three months ended March 31, 2006 was $7.4 million compared to $5.4 million for the 2005 period, or an increase of $2.0 million, primarily from increased sales volume and higher customer pricing partially offset by increased utility costs. Bare wire segment's operating income of $6.0 million for the 2006 period increased by $0.9 million, or 17.6% compared to the 2005 period, primarily from an increased contribution from volume levels and higher customer pricing partially offset by increased utility costs. Engineered wire - Europe operating income was $1.1 million, or an increase of $0.3 million, or 37.5%, from the 2005 period. This increase was primarily from increased sales volume and higher overhead absorption. Insulated wire segment's operating income of $0.3 million for the three months ended March 31, 2006 compared to $0.7 million in the 2005 period, or a decrease of $0.4 million, as higher sales volume was offset by increased manufacturing costs. Operating income in the 2006 period also increased by $1.2 million from lower retention plans expense and other costs associated with the Insulated Wire Division strategic alternatives in the 2006 period compared to the 2005 period.

Interest expense was $3.3 million for the three months ended March 31, 2006 compared to $3.1 million for the three months ended March 31, 2005. This increase of $0.2 million was the result of higher interest rates offsetting the impact of lower levels of borrowing.

Amortization of deferred financing cost was $0.2 million for both the three months ended March 31, 2006 and 2005 and represents the amortization of the deferred fees related to the our Credit Facility.

Income tax provisions were $1.4 million and $2.9 million for the three months ended March 31, 2006 and 2005, respectively. The 2005 provision includes the impact of no longer considering the unremitted earnings of the Philippines operations to be permanently reinvested outside the U.S.

Income/(loss) from discontinued operations was ($0.5) million and $0.3 million for the three months ended March 31, 2006 and 2005, respectively. The decrease of $0.8 million was the result of lower volume and the closing of the Durango, Mexico plant.

Net income/(loss) of $1.9 million and ($0.5) million were recorded for the three months ended March 31, 2006 and 2005, respectively. The improvement of $2.4 million in the three months ended March 31, 2006 was the result of higher operating income and reduced income tax provision partially offset by an increased loss from discontinued operations.

FINANCIAL CONDITION

At the end of the first quarter, total cash and cash equivalents was $6.1 million, up $0.7 million from year-end 2005. During the first three months of 2006 cash levels remained fairly constant as we used excess cash to reduce outstanding long-term debt borrowings.

Accounts receivable increased $4.4 million from year-end 2005. Excluding the accounts receivable of $15.1 million acquired from HPC, accounts receivable decreased $10.7 million primarily as the result of collections of U.S. insulated wire receivables retained from the sale of the U.S. insulated wire division to Copperfield, partially offset by increased copper prices. Days sales outstanding improved at the end of the first quarter of 2006 compared to year-end 2005 and decreased from 50 days to 47 days. The allowance for doubtful accounts as a percentage of accounts receivable remained constant from 0.3% at December 31, 2005 and as of March 31, 2006 reflecting no substantial change in the overall collectibility of our receivables.

Inventories of $84.0 million as of March 31, 2006 increased by $27.1 million from December 31, 2005 including $18.8 million acquired with HPC. The remaining increase of $8.3 million was from a 5.6 million pound increase of copper to support higher volume levels partially offset by a $3.6 million increase in the LIFO reserve as the result of higher copper prices. Despite the increased levels of inventory, inventory turns increased in the 2006 first quarter compared to 2005 from higher sales levels.

Accounts payable were $61.5 million as of March 31, 2006, or an increase of $27.6 million from December 31, 2005 levels, as trade vendor terms were fully re-established from a major copper vender, the effect of higher copper prices in 2006, more pounds purchased and $10.5 million from the HPC acquisition including the purchase of consigned copper from Phelps Dodge.

CRITICAL ACCOUNTING POLICIES

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) "Shared-Based Payment," SFAS 123(R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123(R) is being applied on the modified prospective basis. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. The Company did not recognize compensation expense related to the stock-based plans as the options were granted with an exercise price equal to the fair market value on the date of grant.

Under the modified prospective approach, SFAS 123(R) applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized for the first quarter 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested on, January 1, 2006, based on the grant-date fair value estimated in accordance with the provision of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard.

As a result of adopting SFAS 123(R) on January 1, 2006, the net income for the three months ended March 31, 2006, was approximately $6 lower than if we had continued to account for stock-based compensation under APB Opinion 25. There was no material impact on the net income per share for the three months ended March 31, 2006.

RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2004 (revised in December 2004), the FASB issued SFAS No. 151, Inventory Costs - and amendment of ARB No. 43, Chapter 4 to be effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with early adoption permitted. SFAS No. 151 amends the guidance in Accounting Research Bulletin ("ARB") No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight and rehandling costs may be so abnormal as to require treatment as current period charges...". SFAS No. 151 requires those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal". In addition, SFAS No. 151 requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS No. 151 did not have a material impact on our financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The Company adopted the provisions of SFAS No. 123(R) effective the first quarter of fiscal year 2006, which began on January 1, 2006. The adoption of SFAS No. 123(R) did not have a material impact on the results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     WORKING CAPITAL AND CASH FLOWS

Net cash provided by operating activities was $30.9 million for the three months ended March 31, 2006, compared to net cash used by operating activities of $0.9 million for the three months ended March 31, 2005. This improvement of $31.8 million was primarily the result of decreased accounts receivable of $24.9 million, higher accrued payroll and payroll related items of $5.1 million and lower reorganization operations of $5.4 million partially offset by other, net of $3.6 million. The decrease in accounts receivable was the result of collections of retained U.S. insulated wire receivables and a lower days sales outstanding partially offset by the effects of higher copper prices.

Net cash used in investing activities was $43.8 million for the three months ended March 31, 2006, compared to $0.9 million for the three months ended March 31, 2005. This increase in net cash used of $42.9 million resulted primarily from the acquisition of HPC for $44.3 million. Capital expenditures were $1.7 million for the three months ended March 31, 2006 and $2.0 million for the three months ended March 31, 2005.

Net cash provided by financing activities was $13.5 million for the three months ended March 31, 2006, compared to net cash used in financing activities of $9.6 million for the three months ended March 31, 2005. The increase was primarily the result of net borrowings of $44.3 million for the above mentioned acquisition reduced by $30.7 million of net repayments for the three months ended March 31, 2006. For the three months ended March 31, 2005, there were $9.6 million of net repayments.

     FINANCING ARRANGEMENTS

On October 20, 2004, and as amended on March 31, 2006 in connection with the acquisition of HPC, we and our domestic subsidiaries entered into (collectively, the "Credit Facility") (1) an amended credit agreement which provides for a five-year senior revolver credit facility in an amount up to $130.0 million subject to borrowing availability (including as a sub-facility of the revolver credit facility, a $25 million letter of credit facility) (the "Revolver Credit Facility"), and (2) a credit agreement which provides for a $30.0 million five-year senior term loan facility (the "Term Credit Facility"). We also issued the Notes to the former holders of our subordinated notes in connection with our reorganization in October 2004. For a description of the terms of these facilities and the Notes, see Note 7 to the unaudited Consolidated Financial Statements.

     LIQUIDITY

We require cash for working capital, capital expenditures, debt service and taxes. Our working capital requirements generally increase when demand for our products increase or when copper, copper premiums or compound costs material increase significantly or rapidly. Currently, a $0.10 per pound fluctuation in the price of copper will have a $4.4 million impact on our working capital. The average price of copper based upon COMEX increased to $2.25 per pound for the three months ended March 31, 2006 from $1.47 per pound for the three months ended March 31, 2005. Copper prices continue to increase in 2006, and the price of copper on the COMEX was $4.03 per pound as of May 11, 2006. In addition, certain copper fabricators have shortened payment terms due to the recent rise in copper prices in May 2006.

Our principal sources of cash are generated from operations and availability under our debt financing arrangements. We increased our Revolver Credit Facility by $20 million in connection with the HPC acquisition.

Due to the recent significant increase in copper prices and the reduction in vendor terms from certain copper fabricators, we have begun discussions with our Credit Facility lenders to increase the size of our Credit Facility to provide additional working capital in order to provide us with the necessary availability and flexibility. Our existing Credit Facility and funds from operating cash flow may be insufficient to meet our ongoing requirements for working capital, capital expenditures, debt service and taxes if copper prices continue at, or increase further from, the recent historical high levels or there is further contraction in vendor terms from copper fabricators.

As of March 31, 2006, we had $6.1 million of unrestricted cash and cash equivalents. Actual borrowings availability under our Revolver Credit Facility is subject to a borrowing base calculation, generally based upon a percentage of eligible accounts receivable, inventory and property, plant and equipment. As of March 31, 2006, our borrowing base was $120.7 million and our outstanding indebtedness under the Revolver Credit Facility (including outstanding letters of credit) was $55.2 million, resulting in a remaining availability as of such date of $65.5 million.

Our ability to generate sufficient cash flow to meet our operating needs could be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. Any significant reduction in customer demand for our products, change in competitive conditions, reduction in vendor terms from our suppliers, increases in prices of our major material components including copper, silver, nickel and insulating materials, increases in other expenses such as utility costs, or adverse changes in economic conditions in the U.S. or worldwide could impact our ability to generate sufficient cash flow to fund operations.

OFF-BALANCE SHEET ARRANGEMENTS

We have not historically utilized off-balance sheet financing arrangements and have no such arrangements as of March 31, 2006. However, we do finance the use of certain facilities and equipment under lease agreements provided by various institutions. Since the terms of these agreements meet the definition of operating lease agreements, the sum of future lease payments is not reflected on our consolidated balance sheets. As of March 31, 2006, the future minimum lease payments under these arrangements totaled $2.6 million.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We do not ordinarily hold market risk sensitive instruments for trading purposes. We do, however, recognize market risk from interest rate, foreign currency exchange and commodity price exposure.

     INTEREST RATE RISK

At March 31, 2006, approximately $74.0 million of $149.0 million of long-term debt, specifically, $74.0 million of borrowings under our Credit Facility, bear interest at variable rates. A hypothetical 1% increase in variable interest rates would increase our interest rate expense by $0.7 million based on the debt outstanding as of March 31, 2006. We are not currently engaged in any hedging activities.

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

In terms of foreign currency translation risk, we are exposed primarily to the euro, the Mexican peso and the Philippine peso. Our net foreign currency investment in foreign subsidiaries and affiliates translated into United States dollars using month-end exchange rates at March 31, 2006 and year-end exchange rates at December 31, 2005, was $87.6 million and $86.9 million, respectively.

At March 31, 2006, we had no financial instruments outstanding that were sensitive to changes in foreign currency rates.

     COMMODITY PRICE RISK

The principal raw material used by us is copper, which is purchased in the form of 5/16-inch rod from the major copper producers in North America, Europe and Asia. Copper rod prices are based on market prices, which are generally established by reference to the COMEX prices, plus a premium charged to convert copper cathode to copper rod and deliver it to the required location. As a worldwide traded commodity, copper prices have historically been subject to fluctuations. The average price of copper based upon COMEX increased to $2.25 per pound for the three months ended March 31, 2006 from $1.47 per pound for the three months ended March 31, 2005. Copper prices continue to increase in 2006, and the price of copper on the COMEX was $4.03 per pound as of May 11, 2006. While fluctuations in the price of copper may directly affect the per unit prices of our products, these fluctuations have not had, nor are expected to have, a material impact on our profitability due to copper price pass-through arrangements that we have with our customers. These sales arrangements are based on similar variations of monthly copper price formulas. Use of these copper price formulas minimizes the differences between raw material copper costs charged to the cost of sales and the pass-through pricing charge to customers. However, a severe increase in the price of copper could negatively impact our short-term liquidity because of the period of time between our purchase of copper at an increased price and the time at which we receive cash payments after selling end products to customers reflecting the increased price. Currently, a $0.10 per pound fluctuation in the price of copper will have a $4.4 million impact on our working capital. Additionally, these formulas for our insulated wire customers do not, however, include adjustments for the fluctuations in the premiums charged to convert copper cathode to copper rod and deliver it to the required locations. For the year ended December 31, 2005, the premium to convert copper cathode to copper rod for continuing insulated wire operations increased by another 25.4%. We believe that higher premiums may continue.

Other major raw materials we consume include PVC compounds and XPLE compounds. The prices of these items are generally affected by world oil prices and worldwide supply and demand. The prices of PVC compounds and XPLE compounds increased significantly in 2005, but, as of April 30, 2006, have not increased so far in 2006. World oil prices are impacted by a number of factors, including seasonal fluctuations, political instability and meteorological event. From March 31, 2005 to March 31, 2006, the price of a barrel of oil increased by 16.4%. As of April 30, 2006, the price of a barrel of oil increased 6.8% from March 31, 2006. Our contracts with customers for insulated wire do not include adjustments for fluctuations in the price of oil, PVC compounds or XPLE compounds. We believe higher compound costs may increase later in 2006 if world oil prices continue to increase.

With the HPC acquisition, other raw materials used include tin, silver and nickel. The cost of silver and nickel components in our products is generally passed-through to our customers. From March 31, 2005 to March 31, 2006, the price of silver has increased by 60.1% and the price of nickel has decreased by 5.6%. From March 31, 2006 to April 30, 2006, the prices of silver and nickel have increased by 17.7% and 20.8%, respectively.

ITEM 4.  CONTROLS AND PROCEDURES

     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer, with the participation of other members of management, conducted an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities and Exchange Act of 1934. As previously described in our Annual Report on Form 10-K for the year ended December 31, 2005, we have a material weakness described below related to deferred income tax accounting. Because this material weakness continues to exist at March 31, 2006, our officers concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective. Notwithstanding the material weakness discussed below, our management has concluded that the financial statements included in this Form 10-Q fairly present in all material respects our financial position and its results of operations for the periods presented in conformity with generally accepted accounting principles.

A material weakness is a control deficiency or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2005, we did not maintain effective controls over the evaluation and completeness of our deferred tax assets and liabilities, the associated valuation allowances established in previous years to reflect the likelihood of the recoverability of net deferred tax assets and the income tax provision (benefit) for continuing and discontinuing operations. Specifically, we did not have effective controls in place to identify the differences between book and tax accounting for fixed assets and certain inventory reserves and LIFO inventories. This control deficiency resulted in audit adjustments to our 2005 annual consolidated financial statements with respect to income taxes. In addition, this control deficiency could result in a material misstatement to the aforementioned accounts such as deferred tax assets, deferred tax liabilities, goodwill and income tax provision (benefit) that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness, which still exists as of March 31, 2006.

REMEDIATION PLAN

Our plans to address this material weakness include a special project which we expect to staff with qualified outside tax and accounting consultants in the second quarter of 2006 as well as additional internal and external resources for the 2006 quarter and year-end closings. Although we have solicited bids from outside consultants, we have not yet engaged a consultant.

Effective December 31, 2006 or 2007, depending upon our market capitalization on June 30, 2006, Section 404 of the Sarbanes-Oxley Act of 2002 and rules and regulations of the SEC thereunder require us to, among other things, annually assess and report on the effectiveness of our internal control over financial reporting, and evaluate and disclose changes in our internal control over financial reporting quarterly. We are currently performing the system and process evaluation and testing required (and any necessary remediation) in an effort to prepare for compliance with the management certification and auditor attestation requirements of Section 404.

     CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Except as otherwise discussed above, there were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

During the quarter ended March 31, 2006, there have been no material developments in the Company's legal proceedings. For more detailed information, see Note 17 to our Consolidated Financial Statements and the disclosures provided in "Item 3 --Legal Proceedings" set forth our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 1A.      RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The Risk Factors included in our 2005 Annual Report on Form 10-K have not materially changed other than as set forth below. The risks described in our Annual Report on Form 10-K and below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.


THE PRICE OF COPPER, THE PRINCIPAL RAW MATERIAL USED IN OUR PRODUCTS, IS SUBJECT TO PRICE FLUCTUATIONS AND MAY NEGATIVELY IMPACT OUR LIQUIDITY OR CAUSE OUR CUSTOMERS TO DECREASE THEIR ORDERS.

The principal raw material used in our products is copper, which is purchased in the form of 5/16-inch rod from the major copper producers in North America, Europe and Asia. Copper rod prices are based on market prices, which are generally established by reference to the New York Mercantile Exchange, Inc. ("COMEX") prices. As a world traded commodity, copper prices have historically been subject to fluctuations. For the year 2005, the average price of copper increased by 30.4% over the average price for the year 2004. Copper prices continue to increase in 2006, and the price of copper on the COMEX was $4.03 per pound as of May 11, 2006. Although we have copper price pass-through arrangements with our customers, a severe increase in the price of copper could negatively impact our short-term liquidity because of the period of time between our purchase of copper at an increased price and the time at which we receive cash payments after selling end products to customers reflecting the increased price. Additionally, higher copper prices may cause our suppliers to shorten payment terms, and certain copper fabricators have shortened payment terms due to the recent rise in copper prices in May 2006.

High copper prices may also reduce demand from our customers. Since we generally do not obtain long-term purchase commitments (as discussed in a separate risk factor), our customers may cancel, reduce or delay their orders in response to higher copper prices.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the first quarter of 2006. Our Annual Meeting of Stockholders was held on May 11, 2006. At the Annual Meeting, stockholders voted on four matters and each matter was approved. The number of shares voted with respect to each matter required to be reported herein are as follows:

1.       Election of Directors

Rodney D. Kent                      For: 9,669,540         Withheld: 25,300

Mark K. Holdsworth                  For: 9,694,840         Withheld: 0

William Lane Pennington             For: 9,669,540         Withheld: 25,300

Peter Blum                          For: 9,694,840         Withheld: 0

David M. Gilchrist, Jr.             For: 9,694,840         Withheld: 0

Robert A. Hamwee                    For: 9,694,840         Withheld: 0

Lowell W. Robinson                  For: 9,694,840         Withheld: 0

John T. Walsh                       For: 9,694,840         Withheld: 0


2. Ratification the Audit Committee's selection of PricewaterhouseCoppers LLP as our independent registered public accounting firm.

For: 9,694,840    Against: 0        Abstain: 0       Broker Non-Votes: 0


3. Approval of International Wire Group, Inc. 2006 Management Stock Option Plan.

For: 8,891,479    Against: 4,281    Abstain: 0       Broker Non-Votes: 799,080


4. Approval of International Wire Group, Inc. 2006 Stock Option Plan for Nonemployee Directors.

For: 8,891,479    Against: 4,281    Abstain: 0       Broker Non-Votes: 799,080


ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number   Description
--------------   -----------

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



                           INTERNATIONAL WIRE GROUP, INC.

Dated: May 15, 2006        By:    /s/ GLENN J. HOLLER
                                  ---------------------------------------------
                           Name:  Glenn J. Holler
                           Title: Senior Vice President,
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)
                                  and Secretary

                                  EXHIBIT INDEX

Exhibit Number  Description
--------------  -----------

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