Form 10-Q
period 2006-06-30
INTERNATIONAL WIRE GROUP INC
filed 2006-08-14
CIK 947429

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
000-51043
(Commission File Number)
International Wire Group, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	43-1705942
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)
12 Masonic Ave.
Camden, NY 13316
(315) 245-3800
(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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
YES ☑      NO ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July 31, 2006, there were 10,000,002 shares, par value $.01 per share, outstanding.

INTERNATIONAL WIRE GROUP, INC.

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTERNATIONAL WIRE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2006	2005

	(In thousands, except for share data)
ASSETS
Current assets:
Cash and cash equivalents	$5,540	$5,422
Accounts receivable, less allowance of $819 and $3,036	121,487	98,296
Inventories	74,493	56,874
Prepaid expenses and other	8,684	10,112
Assets held for sale	37,489	1,975
Deferred income taxes	5,345	8,900

Total current assets	253,038	181,579
Property, plant and equipment, net	99,877	85,440
Goodwill	71,193	71,193
Identifiable intangibles, net	21,412	21,358
Deferred financing costs, net	2,456	2,457
Restricted cash	1,764	1,922
Other assets	1,848	2,305

Total assets	$451,588	$366,254

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$684	$228
Accounts payable	58,362	33,865
Accrued and other liabilities	16,990	17,064
Accrued payroll and payroll related items	6,765	4,737
Customers’ deposits	13,302	11,428
Accrued income taxes	3,563	197
Liabilities held for sale	1,479	–
Accrued interest	1,850	1,838

Total current liabilities	102,995	69,357
Long-term debt, less current maturities	176,690	135,188
Other long-term liabilities	3,883	3,558
Deferred income taxes	7,861	5,705

Total liabilities	291,429	213,808

Stockholders’ equity:
Common stock, $.01 par value, 20,000,000 shares authorized, 10,000,002 issued and outstanding	100	100
Contributed capital	176,144	175,600
Accumulated (deficit)	(16,823)	(21,948)
Accumulated other comprehensive income/(loss)	738	(1,306)

Total stockholders’ equity	160,159	152,446

Total liabilities and stockholders’ equity	$451,588	$366,254

See accompanying notes to the condensed consolidated financial statements.

INTERNATIONAL WIRE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
	(In thousands, except per share amounts)
Net sales	$214,077	$102,261	$358,640	$198,289

Operating expenses:
Cost of goods sold, exclusive of depreciation and amortization expense shown below	191,774	86,727	318,931	167,267
Selling, general and administrative expenses	9,985	9,285	17,649	16,356
Depreciation	2,587	2,057	4,459	4,115
Amortization	839	800	1,649	1,599
(Gain) on sale of property, plant and equipment	–	–	–	(7)

Operating income	8,892	3,392	15,952	8,959

Other income/(expense):
Interest expense	(3,778)	(3,085)	(6,634)	(5,730)
Amortization of deferred financing costs	(177)	(161)	(339)	(322)
Other, net	305	(8)	239	(17)

Income from continuing operations before income tax provision/(benefit)	5,242	138	9,218	2,890
Income tax provision/(benefit) from continuing operations	2,104	(1,944)	3,597	1,498

Income from continuing operations	3,138	2,082	5,621	1,392

Income/(loss) from discontinued operations, net of income tax provision/(benefit) of $77, $2,164, ($264) and ($927)	126	(7,770)	(496)	(7,541)

Net income/(loss)	$3,264	$(5,688)	$5,125	$(6,149)

Basic and diluted net income/(loss) per share:
Income from continuing operations	$0.31	$0.21	$0.56	$0.14
Income/(loss) from discontinued operations	0.01	(0.78)	(0.05)	(0.75)

Net income/(loss)	$0.32	$(0.57)	$0.51	$(0.61)

Weighted average basic shares outstanding	10,000,002	10,000,002	10,000,002	10,000,002
Weighted average diluted shares outstanding	10,000,825	10,000,002	10,001,090	10,000,002
See accompanying notes to the condensed consolidated financial statements.

INTERNATIONAL WIRE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30, 2006	June 30, 2005
	(In thousands)
Cash flows provided by operating activities:
Net income/(loss)	$5,125	$(6,149)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation	5,196	5,365
Amortization	1,976	2,422
Amortization of deferred financing costs	339	322
Provision for doubtful accounts	(81)	190
Stock-based compensation expense	544	—
(Gain) on sale of property, plant and equipment	(464)	(7)
Impairment of identifiable intangibles	—	2,548
Change in assets and liabilities:
Accounts receivable	(18,370)	(20,693)
Inventories	(7,093)	7,858
Prepaid expenses and other assets	(1,089)	(939)
Accounts payable	21,318	19,419
Accrued and other liabilities	(751)	(2,201)
Accrued payroll and payroll related items	818	229
Customers’ deposits	1,874	(503)
Accrued interest	12	118
Accrued income taxes	3,309	—
Other long-term liabilities	(332)	(855)

Net cash provided by operating activities before reorganization activities	12,331	7,124
Cash flows used in reorganization activities	—	(6,588)

Net cash provided by operating activities	12,331	536

Cash flows used in investing activities:
Capital expenditures	(4,915)	(3,874)
Proceeds from sale of property, plant and equipment	644	11
Restricted cash	(158)	1,120
Proceeds from sale of assets held for sale	1,975	—
Acquisition of Phelps Dodge High Performance Conductors of SC&GA, Inc.	(50,012)	—

Net cash used in investing activities	(52,466)	(2,743)

Cash flows provided by/(used in) financing activities:
Borrowings of long-term obligations	217,510	—
Repayment of long-term borrowings	(175,552)	(4,717)
Financing fees	(338)	(28)

Net cash provided by/(used in) financing activities	41,620	(4,745)
Effects of exchange rate changes on cash and cash equivalents	(1,367)	76

Net change in cash and cash equivalents	118	(6,876)
Cash and cash equivalents at beginning of the period	5,422	15,192

Cash and cash equivalents at end of the period	$5,540	$8,316

Supplemental disclosure of cash flow information:
Interest paid	$6,646	$5,612

Net taxes paid	$247	$248

See accompanying notes to the condensed consolidated financial statements.

INTERNATIONAL WIRE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except per share data)
(Unaudited)
1.	Business Organization and Basis of Presentation

Unaudited Interim Condensed Consolidated Financial Statements

The unaudited interim Condensed Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows of International Wire Group, Inc. (the “Company”, “we” or “our”). The results for the three and six months ended June 30, 2006 and 2005 are not necessarily indicative of the results that may be expected for a full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005.

Insulated Wire Business and Discontinued Operations

Over the last several years, the Company’s insulated wire business operating results have been adversely impacted by industry-wide over-capacity and increased material costs, that, with the exception of copper price increases, could not be passed through to customers under most of our current customer contracts. In addition, in the second and fourth quarters of 2005, we were notified that significant volume with two large customers, Viasystems International, Inc. (“Viasystems”) and Yazaki Corp., and its affiliates, respectively, would not be renewed upon the expiration of the existing supply contracts. Throughout 2005, the Company actively evaluated the insulated wire business and considered alternatives affecting all or part of the insulated wire business. On November 30, 2005, we sold and leased selected assets of the U.S. insulated wire business to Copperfield, LLC and ceased U.S. operations.

On June 28 and 30, 2006, the Company entered into Stock Purchase Agreements (“Cebu and Durango Purchase Agreements”) with Draka Holdings N.V. (“Draka”) and Draka Holdings Mexico, S.A. (“Draka Mexico”). Pursuant to the terms of the Cebu Purchase Agreement, Draka agreed to purchase all the stock of the Company’s Philippines insulated wire subsidiary, IWG-Philippines, Incorporated, for a purchase price of $30,000, plus an additional sum, currently estimated at $651, pursuant to a post closing working capital adjustment. Additionally, Draka agreed to purchase approximately $6,478 of copper from the Company, which is being held on consignment, payable in September 2006. Pursuant to the terms of the Durango Purchase Agreement, Draka and Draka Mexico agreed to purchase all the stock of the Company’s Mexican insulated wire subsidiaries, IWG Services Company, S. de R.L. de C.V., Cables Durango, S. de R.L. de C.V. and IWG Durango, S. de R.L. de C.V., for a purchase price of $5,000.

On July 3, 2006, the Company completed the disposition of the IWG-Philippines and the Mexican insulated wire subsidiaries. This sale, together with the sale of certain U.S. insulated wire assets to Copperfield, LLC in November 2005 and the subsequent collection of retained accounts receivable, completed the Company’s exit from the insulated wire business. Accordingly, the entire insulated wire business has been presented as a discontinued operation in the accompanying Condensed Consolidated Statements of Operations, and the related balance sheet amounts, as of June 30, 2006, are shown as assets held for sale and liabilities held for sale. The Company expects to record a pre-tax gain of approximately $1,600 on this sale in the third quarter of 2006.

The insulated wire business operating results of discontinued operations are as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Net sales	$22,055	$56,816	$53,155	$114,799
Income/(loss) before income tax provision/(benefit)	203	(5,606)	(760)	(8,468)
Assets and liabilities held for sale are comprised of:

	As of	As of
	June 30, 2006	December 31, 2005
Assets:
Cash	$364	$—
Accounts receivable	11,405	—
Inventories	8,857	—
Prepaid expenses and other	2,379	—
Property, plant and equipment, net	12,505	1,975
Identifiable intangibles, net	1,347	—
Other assets	632	—

	$37,489	$1,975

Liabilities:
Accounts payable, trade	$1,192	$—
Accrued expenses	287	—

	$1,479	$—

Statement of Cash Flows

The Company previously separately reported cash flow from discontinued operations. The Company has conformed the prior year presentation to the current year presentation of total cash flows. There is no change to operating cash flows for the six months ended June 30, 2005. The Condensed Consolidated Statements of Cash Flows reflects deposits into and changes in restricted cash accounts as an “Investing Activity.” The Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2005 previously reflected such deposits into restricted cash accounts as a “Financing Activity.” The 2005 period has been conformed to the current year basis and presentation. This revision had no impact on the Condensed Consolidated Statements of Operations, or the net increase (decrease) in cash and cash equivalents included in our Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2005.

2.	Acquisition

On March 4, 2006, the Company entered into a Stock Purchase Agreement (“HPC Purchase Agreement”) to acquire Phelps Dodge High Performance Conductors of SC & GA, Inc. (“HPC”) from Phelps Dodge Corporation (“PD”). HPC is a manufacturer of specialty high performance conductors which are plated copper and copper alloy conductors offering both high and low temperature standard and customized conductors as well as specialty film insulated conductors and miniature tubing products. The conductors manufactured are tin, nickel and silver plated, including some proprietary products. High temperature products are generally used where high thermal stability and good solderability are required for certain military and commercial aerospace applications. The medical products include ultra fine alloys, which are used in medical electronics such as ultrasound equipment and portable defibrillators. The tubing products are used in a variety of medical devices in medicine delivery and coronary procedures. These products are sold to harness assembly manufacturers, distributors and original equipment manufacturers’ (“OEM’s”) in the United States, Europe and Asia primarily serving the aerospace, medical, automotive, computer, telecommunications, mass transportation, geophysical and electronics markets. HPC has manufacturing operations in Inman, South Carolina and Trenton, Georgia and a sales and distribution site in Purrs, Belguim.

On March 31, 2006, the Company completed the acquisition of all of the outstanding common stock of HPC for $42,000 plus an estimated working capital adjustment payment at closing of $1,676. The acquisition was funded with borrowings under the Company’s Revolver Credit Facility (Note 9). Additionally, on March 31, 2006, the Company purchased the copper inventory held on consignment by HPC from PD for $5,057, with $2,528 paid on May 15, 2006 and $2,529 paid on June 14, 2006. Also, the Company expects to pay PD an additional post-closing working capital adjustment in the range of $2,421 to $2,944. In addition, pursuant to the HPC Purchase Agreement, the Company has agreed to pay a contingency payment to PD in an amount equal to 4.88 multiplied by the amount that HPC’s 2006 Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) (as defined in the HPC Purchase Agreement) exceeds

$9,400. The contingency payment is capped at $3,000. Phelps Dodge High Performance Conductors of SC & GA, Inc. changed its name to IWG High Performance Conductors, Inc.
This acquisition has been accounted for as a purchase on March 31, 2006. Results of operations of HPC are included in the accompanying Condensed Consolidated Statements of Operations beginning April 1, 2006.
The total purchase price of the HPC acquisition was $52,143 and the payment of related purchase price, fees and costs is summarized as follows:

Purchase of common stock and estimated working capital adjustment at closing	$43,676
Estimated additional working capital adjustment	2,131
Purchase of consigned inventory	5,057
Fees and costs	1,279

$52,143

The total acquisition costs have been allocated to the acquired net assets at fair value as follows:

Current assets	$34,690
Property, plant and equipment	26,734
Identifiable intangibles	2,500
Current liabilities	(6,406)
Deferred credit	(2,665)
Deferred income taxes	(2,361)
Other liabilities	(349)

$52,143

The above allocation of total acquisition costs is preliminary and based upon the estimate of fair values as determined under Statement of Financial Accounting Standards (“SFAS”) No. 141 including inventory, property, plant and equipment, identifiable intangibles and certain liabilities. The Company expects to finalize this allocation in the fourth quarter of 2006 including final deferred income tax amounts.
Based upon the fair value of assets and liabilities compared to the total purchase price, there is an excess of fair value of assets and liabilities over purchase price of $2,665. Pursuant to the provisions of SFAS No. 141, the Company has recorded this amount as a deferred credit at June 30, 2006 until the final contingency payment is determined. When the contingency is resolved and the consideration is issued or becomes issuable, any difference between the fair value of the contingent consideration issued or issuable and the deferred credit will be accounted for as follows:
•	Any excess of the fair value of the contingent consideration issued or issuable over the amount of the deferred credit will be recognized as additional cost of the acquired entity.

•	Any excess of the deferred credit over the fair value of the consideration issued or issuable will first be recognized as a pro rata reduction of the amounts that were initially assigned to eligible acquired assets, after which any remaining difference would be recognized as an extraordinary gain.
Identifiable intangibles represent the fair market value of alloys, customer contracts and relationships and trade names and trademarks. The fair market values were determined using a discount rate to compute the present value of the income or cost savings of the identifiable intangible assets. A discount rate of 17% was used. The identifiable intangibles of $2,500 consist of alloys of $100, customer contracts and relationships of $2,100 and trade names and trademarks of $300. Each of the identifiable intangibles will be amortized over 20 years.

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

	Pro Forma
	For the Three	For the Six
	Months Ended	Months Ended
	June 30,	June 30,	June 30,
	2005	2006	2005
Net sales	$123,551	$385,534	$240,860
Income from continuing operations	2,017	6,652	2,626
Net income/(loss)	(5,753)	6,156	(4,915)
Basic and diluted net income/(loss) per share	(0.58)	0.62	(0.49)
3.	Recently Issued Accounting Standards

In November 2004 (revised in December 2004), the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, Inventory Costs — an amendment of ARB No. 43, Chapter 4 to be effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with early adoption permitted. SFAS No. 151 amends the guidance in Accounting Research Bulleting (“ARB”) No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” SFAS No. 151 requires those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS No. 151 did not have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The Company adopted the provisions of SFAS No. 123(R) effective the first quarter of fiscal year 2006, which began on January 1, 2006. See Note 6.

In November 2005, the FASB issued FSP No. FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. This FSP provides an elective alternative simplified method for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123R and reported in the Condensed Consolidated Statements of Cash Flows. Companies may take up to one year from the effective date of the FSP to evaluate the available transition alternatives and make a one-time election as to which method to adopt. We are currently in the process of evaluating the alternative methods.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, to be effective for fiscal years beginning after December 31, 2006. This Interpretation adopts a two-step approach for recognizing and measuring tax benefits and requires certain disclosures about uncertainties in income tax positions. It also adopts the recognition threshold of “more likely than not”. The Company is currently evaluating the impact, if any, that Interpretation No. 48 will have on its financial statements.

4.	Inventories

The composition of inventories is as follows:

	June 30,	December 31,
	2006	2005
Raw materials	$19,080	$18,274
Work-in process	16,796	14,400
Finished goods	38,617	24,200

Total inventories	$74,493	$56,874

Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (“LIFO”) method. Had inventories been valued at the first-in, first-out (“FIFO”) cost method, inventories would have been $42,861 and $20,641 higher as of June 30, 2006 and December 31, 2005, respectively.
5.	Goodwill and Intangible Assets, Net

The changes in the carrying amount of goodwill are as follows:

	June 30,	December 31,
	2006	2005
Balance, beginning of period	$71,193	$71,359
Reversal of deferred income tax valuation allowance	—	(166)

Balance, end of period	$71,193	$71,193

All goodwill is included in the bare wire segment. The Company completed its annual impairment test at December 31, 2005 and concluded that goodwill was not impaired.
The components of identifiable intangibles, net are as follows:

	June 30, 2006		December 31, 2005
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Customer contracts and relationships	$11,634	$1,107	$11,292	$1,125
Trade names and trademarks	10,500	871	10,248	660
Leases	2,671	1,514	2,671	1,068
Alloys	100	1	—	—

Total intangible assets	$24,905	$3,493	$24,211	$2,853

Amortization expense for continuing operations for the six months ended June 30, 2006 was $1,049 and $1,018 for the same period in 2005. The estimated amortization expense for identifiable intangible assets held as of June 30, 2006 is as follows:

Amount
2006	$1,080
2007	1,983
2008	1,271
2009	1,271
2010	1,271
Thereafter	14,536

6.	Stock Option Plans and Compensation Expense

On May 11, 2006, the Company’s stockholders approved the 2006 Management Stock Option Plan and the 2006 Stock Option Plan for Non-Employee Directors. Under the 2006 Management Stock Option Plan, options for up to 1,300,000 shares of common stock are available for grant to the eligible members of management. The options will be granted at no less than 100% of fair market value of the Company’s stock on the date of the grant and have a term of no longer than 10 years. All other material terms of the stock options, including without limitation, vesting and exercisability, will be determined by the Compensation Committee of the Board of Directors. On May 12, 2006, the Compensation Committee and the Board of Directors approved the issuance of 972,000 options to management members at an exercise of $15 per share, a term of 10 years, and a vesting schedule of one-third of the award to each employee on each of the first, second and third anniversaries of the date of grant. The estimated grant date fair value per option using the Black-Scholes option model was $7.01 for the 972,000 awards issued in May 2006.

Under the 2006 Stock Option for Non-Employee Directors, options for up to 300,000 shares of common stock are available for grant to non-employee directors. These stock options will have an exercise price equal to 100% of fair market value of the underlying stock on the date of grant and have a term of 10 years. On May 19, 2006, stock option awards of 69,300 were granted to current non-employee directors at an exercise price of $15 per share with a 10-year term and a vesting schedule of one-third on the date of grant, one-third on October 20, 2006 and the remaining one-third on October 20, 2007. The estimated grant date fair value of these awards as calculated using the Black-Scholes option model was $7.01 per option.

Effective January 1, 2006, the Company adopted SFAS No. 123(R) which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS No. 123(R) is being applied on the modified prospective basis. Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.

Under the modified prospective approach, SFAS No. 123(R) applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized for the six months ended June 30, 2006 includes compensation cost for all share-based payments granted in May 2006 and issued prior to, but not yet vested on, January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Prior periods were not restated to reflect the impact of adopting the new standard.

As a result of adopting SFAS No. 123(R) on January 1, 2006, the net income for the six months ended June 30, 2006, includes compensation expense of $337 related to stock options (net of tax benefit of $207). The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying Condensed Consolidated Statement of Operations. Using the Black-Scholes option model to estimate fair value of share-based awards, the Company used the following weighted average assumptions:

Six Months Ended June 30, 2006
Stock Options and Awards:
Expected life	6 years
Expected volatility	40%
Dividend yield	0%
Risk-free interest rate	4.9%
The Company calculates expected volatility for stock options using historical volatility of a group of companies in the wire and cable industry. The risk-free interest rate is estimated based on the Federal Reserve’s historical data for the maturity of nominal treasury investments that corresponds to the expected term of the option. The expected life was determined using the simplified method.

Stock option activity for the six months ended June 30, 2006 is summarized as follows (in thousands except per share amounts):

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Options	Exercise Price	Term in Years	Value (in $000’s)
Outstanding at January 1, 2006	25,000	$11.00
Granted	1,041,300	$15.00

Outstanding at June 30, 2006	1,066,300	$14.91	9.8	$580

Exercisable at June 30, 2006	31,433	$13.94	9.7	$142

As of June 30, 2006, the Company had total unrecognized compensation costs of $6,760 which will be recognized as compensation expense over a weighted average period of three years. The Company estimates a 5% forfeiture rate in recording stock option compensation expense. As of June 30, 2006, no awards have been exercised under the 2006 Management Stock Option Plan and the 2006 Stock Option Plan for Non-Employee Directors.

7.	Comprehensive Income/(Loss)

Comprehensive income/(loss) is comprised of:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Net income/(loss)	$3,264	$(5,688)	$5,125	$(6,149)
Foreign currency translation adjustment	1,038	(1,896)	2,044	(2,070)

Total comprehensive income/(loss)	$4,302	$(7,584)	$7,169	$(8,219)

8.	Net Income Per Share

Net income/(loss) per share is calculated using the weighted average number of common shares outstanding during the period. For purposes of computing weighted average dilutive shares outstanding the Company uses the treasury stock method as required by Statement of Financial Accounting Standards No. 128 “Earnings Per Share (as amended)”. The number of shares used in the calculation of earnings per share for the three and six months ended June 30, 2006 and 2005 is as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Weighted average shares outstanding-basic	10,000,002	10,000,002	10,000,002	10,000,002
Dilutive stock options	823	—	1,088	—

Weighted average shares outstanding-dilutive	10,000,825	10,000,002	10,001,090	10,000,002

Weighted average shares outstanding for the three and six month periods ended June 30, 2006 exclude 1,041,300 options, because they are antidilutive.
9.	Long-Term Debt

The composition of long-term debt is as follows:

	June 30,	December 31,
	2006	2005
Senior Revolving Credit Facility	$71,690	$30,188
Senior Term Loan	30,000	30,000
10% Secured Senior Subordinated Notes	75,000	75,000
Other	684	228

	177,374	135,416
Less current maturities	684	228

Long-term portion of long-term debt	$176,690	$135,188

Senior Revolving Credit Facility and Term Loan

On October 20, 2004, and as amended on March 31, 2006, in connection with the acquisition of HPC and as amended on June 28, 2006, the Company and its domestic subsidiaries entered into (collectively, the “Credit Facility”) (1) an amended credit agreement among Congress Financial Corporation (Central), now known as Wachovia Capital Financial Corporation (Central), as administrative agent, and the several banks and financial institutions parties thereto, which provides for a five-year senior revolver credit facility in an amount of up to $155,000 subject to borrowing availability (including, as a sub-facility of the revolver credit facility, a $25,000 letter of credit facility) (the “Revolver Credit Facility”), and (2) an amended credit agreement among Silver Point Finance, LLC, as administrative agent, and the several banks and financial institutions parties thereto, which provides for a $30,000 five-year senior term loan facility (the “Term Credit Facility”).

Borrowings under the Revolver Credit Facility are tied to a borrowing base, which is calculated by reference to, among other things, eligible accounts receivable, eligible inventory and eligible real property and equipment. As of June 30, 2006, letters of credit in the amount of $13,472 were outstanding and $71,690 was drawn under the Revolver Credit Facility. Availability under the Revolver Credit Facility was $69,367 as of June 30, 2006.

On July 3, 2006, funds were transferred in connection with the sale of the IWG-Philippines and the Mexican insulated wire subsidiaries (Note 1). Proceeds from the sale were used to repay borrowings under the Revolver Credit Facility. As of August 11, 2006, letters of credit in the amount of $13,472 were outstanding and $27,609 was drawn under the Revolver Credit Facility. Availability under the Revolver Credit Facility was $113,448 as of August 11, 2006.

The Company’s domestic subsidiaries are the primary parties to the Credit Facility. The Company has guaranteed their obligations under the Credit Facility. The collateral for the Credit Facility includes all or substantially all of the Company’s and its domestic subsidiaries’ assets, including 65 percent of the capital stock of, or other equity interests in, the Company’s foreign subsidiaries. The Term Credit Facility, and the liens and guarantees in respect thereof, are junior to the Revolver Credit Facility, and the liens and guarantees in respect thereof.

The Company’s Credit Facility requires the Company to observe conditions, affirmative covenants and negative covenants (including financial covenants), including compliance with a fixed charge coverage ratio when either (1) minimum availability under the credit facility falls below $20,000 or (2) there is a default or event of default. At June 30, 2006, the Company is in compliance with the terms of the Credit Facility.

The Company’s Revolver Credit Facility commitment expires on October 20, 2009. The Term Credit Facility is required to be repaid in full at maturity on October 20, 2009.

Secured Senior Subordinated Notes

The 10% Secured Senior Subordinated Notes due 2011 (“Notes”) are: senior subordinated obligations of the Company; senior in right of payment to any future subordinated obligations; guaranteed by the Company’s domestic subsidiaries; and secured by a third-priority lien on all or substantially all of the Company’s and its domestic subsidiaries’ assets, including 65 percent of the capital stock of, or other equity interests in, the Company’s foreign subsidiaries. The Company issued the Notes on October 20, 2004 in aggregate principal amount of $75,000. The Notes will mature on October 15, 2011.

Interest on the Notes accrues at the rate of 10 percent per annum and is payable semiannually in arrears on April 15 and October 15. Interest on overdue principal accrues at 2 percent per annum in excess of the above rate.

The indenture governing the Notes contains restrictive covenants which, among other things, limit the ability of the Company and its subsidiaries to (subject to exceptions): incur additional debt; pay dividends or distributions on, or redeem or repurchase capital stock; restrict dividends or other payments; transfer or sell assets; engage in transactions with affiliates; create certain liens; engage in sale/leaseback transactions; impair the collateral for the Notes; make investments; guarantee debt; consolidate, merge or transfer all or substantially all of its assets and the assets of the Company’s subsidiaries; and engage in unrelated businesses.

10.	Business Segment and Geographic Information

Prior to March 31, 2006, the Company had three reportable segments: bare wire, engineered products-Europe and insulated wire. As a result of the HPC acquisition on March 31, 2006 (Note 2) and the discontinued operations of the insulated wire business (Note 1), the Company’s three reportable segments are: bare wire, engineered products-Europe and high performance conductors. Segment data for the three and six months ended June 30, 2005 below has been recast to conform to the current year presentation based on the current segments. These segments are strategic business units organized around three product categories that follow management’s internal organization structure. The Company evaluates segment performance based on segment operating income.

The bare wire segment manufactures bare and tin-plated copper wire products (or conductors) used to transmit digital, video and audio signals or conduct electricity and sells to insulated wire manufacturers and various industrial OEM’s for use in computer and data communications products, general industrial, energy, appliances, automobiles, and other applications. The bare wire segment is in the primary business of copper fabrication. While the Company bills its customers for copper it provides, it does not distinguish in its records these customer types and it is therefore not practical to provide such disclosure.

The engineered products-Europe segment manufactures and engineers connections and bare copper wire products (or conductors) to conduct electricity either for power or for grounding purposes and are sold to a diverse customer base of various OEM’s for use in electrical appliances, power supply, aircraft and railway, and automotive.

The high performance conductors segment, which resulted from the Company’s acquisition described in Note 2, manufactures specialty high performance conductors which include tin, nickel and silver plated copper and copper alloy conductors including high and low temperature standard and customized conductors as well as specialty film insulated conductors and miniature tubing products.

Summarized financial information for the Company’s reportable segments is as follows:

		Engineered	High
		Products-	Performance
	Bare Wire	Europe	Conductors	Corporate	Eliminations	Total
Net sales
Three months ended June 30, 2006	$170,863	$14,272	$29,028	$—	$(86)	$214,077
Three months ended June 30, 2005	93,333	10,068	—	—	(1,140)	102,261
Six months ended June 30, 2006	302,919	26,938	29,028	—	(245)	358,640
Six months ended June 30, 2005	180,181	20,520	—	—	(2,412)	198,289

Operating income/(loss)
Three months ended June 30, 2006	5,312	1,158	2,962	(540)	—	8,892
Three months ended June 30, 2005	5,209	341	—	(2,158)	—	3,392
Six months ended June 30, 2006	11,320	2,219	2,962	(549)	—	15,952
Six months ended June 30, 2005	10,352	1,127	—	(2,520)	—	8,959

Goodwill
June 30, 2006	71,193	—	—	—	—	71,193
December 31, 2005	71,193	—	—	—	—	71,193

Total assets
June 30, 2006	290,827	36,957	64,895	59,195 (a)	(286)	451,588
December 31, 2005	254,351	28,230	—	84,689 (a)	(1,016)	366,254

(a)	Includes assets held for sale as of June 30, 2006 and assets of the insulated wire segment as of December 31, 2005.

The following table presents sales by period and by geographic region based on the country in which the legal subsidiary is domiciled.

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
United States	$199,805	$92,193	$331,702	$177,769
Europe	14,272	10,068	26,938	20,520

Total	$214,077	$102,261	$358,640	$198,289

The following table presents property, plant and equipment, net by geographic region based on the location of the asset (excludes amounts included in assets held for sale):

	June 30,	December 31,
	2006	2005
United States	$90,880	$64,693
Europe	8,997	7,916
Mexico	—	5,118
Philippines	—	7,713

Total	$99,877	$85,440

11.	Related Party Transactions

In September 2002, the Company began selling a portion of its production scrap to Prime Materials Recovery, Inc. (“Prime”). Prime is a closely held company and its major shareholder, chairman and director is the Chief Executive Officer of the Company. In addition, the Vice President of Finance of the Company holds a minority ownership interest and is a director. The Company had sales to Prime of $7,572 and $2,514 for the three months ended June 30, 2006 and 2005, respectively, and $11,278 and $5,314 for the six months ended June 30, 2006 and 2005, respectively. The outstanding trade receivables were $2,418 and $823 at June 30, 2006 and December 31, 2005, respectively. Sales to Prime were made at terms comparable to those of other companies in the industry.

12.	Litigation

In February 2002, the Company initiated an action in the Circuit Court of Cook County, Chancery Division (Case No. 02CH2470) located in Chicago, Illinois, titled International Wire Group, Inc. v. National Union Fire Insurance Company of Pittsburgh, Pennsylvania, AIG Technical Services, Inc., Aon Corporation and Aon Risk Services of Missouri, Ltd. (the “AIG Litigation”). The Company alleges in the complaint in such action, among other things, that National Union is obligated to defend and indemnify and otherwise provide insurance coverage to the Company and the various OEM’s for certain claims and damages related to certain water inlet hoses supplied by and through the Company’s former wire harness business pursuant to two (2) $25,000 excess insurance policies issued to the Company by National Union. In July 2003, a ruling was rendered in this matter. The trial court ruled in favor of the Company and ruled that National Union/AIG is obligated to defend and indemnify and otherwise provide insurance coverage to the Company and various OEM’s for certain claims and damages related to certain water inlet hoses supplied by and through the Company pursuant to the two (2) $25,000 excess insurance policies issued to the Company by National Union. National Union/AIG filed for an appeal of the decision.

In December 2003, the Company and its former parent company reached an agreement with National Union, AIG Technical Services, Aon Corporation and Aon Risk Services of Missouri to settle pending matters in the AIG Litigation. Under the settlement agreement, National Union agreed to provide full defense and indemnity to the Company and certain OEM’s for all claims for damages that have occurred between April 1, 2000 and March 31, 2002 related to certain water inlet hoses supplied by and through the Company pursuant to the two (2) $25,000 excess insurance policies issued to the Company by National Union. All other aspects of the settlement are subject to the confidentiality provisions of the settlement agreement.
In connection with the sale of the Company’s former wire harness business to Viasystems International, Inc. in March 2000, the Company agreed to indemnify Viasystems for certain claims and litigation, including any claims related to the claims for water inlet hoses. The Company’s policy is to record the probable and reasonably estimable loss related to the product liability claims. Over time, the level of claims, insurance coverage and settlements has varied. Accordingly, the Company has revised its estimated liability outstanding, or balance sheet reserve, based on actual claims reported and costs incurred and its estimate of claims and cost incurred but not reported. The Company has reached global settlements with various claimants related to such claims which are also considered in determining the balance sheet reserve. There are no recoveries from third parties considered in determining the balance sheet reserve. The following table summarizes the number of uninsured claims received, resolved and pending as of and for the periods ended June 30, 2006 and December 31, 2005 (in thousands, except number of claims):

		Value of
	No. of	Alleged
	Claims	Damages
As of December 31, 2004	388	$3,956
For the year ended December 31, 2005:
New uninsured claims	1,526	15,158
Resolved uninsured claims	(1,604)	(15,503)

As December 31, 2005	310	3,611
For the six months ended June 30, 2006:
New uninsured claims	409	4,177
Resolved uninsured claims	(334)	(2,927)

As of June 30, 2006	385	$4,861

For the periods prior to April 1, 2002, the Company’s product liability coverage is in excess of the insured claims outstanding. As of June 30, 2006 and December 31, 2005, the total of such claims was less than $2,000 with an estimated liability related to these claims of less than $500. As of June 30, 2006 and December 31, 2005, the Company had $75,000 of remaining insurance coverage under its excess umbrella policies for each of the insured years prior to April 1, 2002.
For the periods ended June 30, 2006 and December 31, 2005, the aggregate settlement costs, cost of administering and litigation and average cost per resolved claim were as follows:

	For the Six Months	For the Year
	Ended	Ended
	June 30, 2006	December 31, 2005
Aggregate settlement costs	$208	$340
Cost of administering and litigating	$82	$360
Average cost per resolved claim	$1	$—
     The Company had a reserve of $1,275 and $1,566 as of June 30, 2006 and December 31, 2005, respectively, related to the estimated future payments to be made to the claimants in the settlement of the remaining incurred claims and claims incurred but not reported. The majority of payments are expected to be made over approximately the next two years. Due to the uncertainties associated with these product claims, such as greater than expected amount of unreported claims and amounts to be paid under reached global settlements, the future costs of final settlement of these claims may differ from the liability currently accrued. However, in the Company’s opinion, the impact of final settlement of these claims on future operations, financial position and cash flows should not be material.

The Company is a party to various legal proceedings and administrative actions, all of which are of an ordinary or routine nature incidental to the operations of the Company. The Company does not believe that such proceedings and actions would materially affect the Company.

13.	Subsequent Event

On August 10, 2006, the Company and the domestic subsidiaries entered into a Commitment Letter with Wachovia Capital Finance Corporation (Central) to amend the Company’s existing Credit Facility. Under the proposed amendment, the existing Revolver Credit Facility would be increased to $200,000 subject to borrowing availability (including a $25,000 letter of credit facility), the existing Term Facility would be terminated, the maturity would be extended until 2011 and the interest rate margin would be reduced. The amendment is expected to be completed by the end of August 2006. The Commitment Letter is subject to certain customary terms and conditions precedent.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in this Form 10-Q.
We make forward-looking statements in this Form 10-Q that are based on management’s beliefs and assumptions and on information currently available to management. Forward-looking statements include the information concerning the Company’s possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, the effects of competition, outlook, objectives, plans, intentions and goals. For those statements, the Company claims the protection of the safe harbor for forward-looking statements provided for by Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believes,” “expects,” “may,” “will,” “should,” “seeks,” “pro forma,” “anticipates,” “intends,” “plans,” “estimates,” or the negative of any thereof or other variations thereof or comparable terminology, or by discussions of strategy or intentions.
Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. Undue reliance should not be placed on any forward-looking statements. We do not have any intention or obligation to update forward-looking statements after the filing of this Form 10-Q.
Many important factors could cause our results to differ materially from those expressed in forward-looking statements. These factors include, but are not limited to, fluctuations in our operating results and customer orders, unexpected decreases in demand or increases in inventory levels, changes in the price of copper, tin, nickel and silver, copper premiums and alloys, the failure of our acquisitions and expansion plans to perform as expected, the competitive environment, our reliance on our significant customers, lack of long-term contracts, dependence on business outside of the U.S. and risks associated with our international operations, limitations due to our substantial indebtedness, loss of key employees or the deterioration in our relationship with employees, litigation, claims, liability from environmental laws and regulations and other factors. For additional information regarding risk factors, see our discussion in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005 and additional risk factors in Part II, Item 1A of our Forms 10-Q for the year 2006.
Overview
We, together with our subsidiaries, manufacture and market wire products, including bare and tin-plated copper wire, engineered products and high performance conductors for other wire suppliers and original equipment manufacturers or “OEM’s”. Our products include a broad spectrum of copper wire configurations and gauges with a variety of electrical and conductive characteristics and are utilized by a wide variety of customers primarily in the aerospace, appliance, automotive, electronics and data communications, general industrial/energy and medical device industries. As of June 30, 2006, we manufacture and distribute our products at 16 facilities located in the United States, Belgium, France and Italy. For the period ended June 30, 2006, we operated our business in the following three segments:
•	Bare Wire Products. Our bare and tin-plated copper wire products (or conductors) are used to transmit digital, video and audio signals or conduct electricity and are sold to a diverse customer base of over 1,000 insulated wire manufacturers and various industrial OEM’s for use in computer and data communications products, general industrial, energy, appliances, automobiles and other applications.

•	Engineered Products – Europe. Our connections and bare copper wire products are engineered and used to conduct electricity either for power or for grounding purposes and are sold to a diverse customer base of various OEM’s for use in electrical appliances, power supply, aircraft and railway and automotive.

•	High Performance Conductors. Our high performance conductors segment manufacturers specialty high performance conductors which include tin, nickel and silver plated copper and copper alloy conductors including high and low temperature standard and customized conductors as well as specialty film insulated conductors and miniature tubing products. This segment resulted from our acquisition of Phelps Dodge High Performance Conductors of SC & GA, Inc. (“HPC”) on March 31, 2006.
Demand for our products is directly related to two primary factors:
•	Demand for the end products in which our products are incorporated.

•	Our abilities to compete with other suppliers in the industry served.
Important indicators of demand for all of our products include a number of general economic factors such as gross domestic product, interest rates and consumer confidence. In specific industries, management also monitors the following factors:
•	Electronics/data communications and industrial/energy – while the end user applications are very diverse, some of the contributing factors of demand in the markets include technology spending and major industrial and/or infrastructure projects, including build-out of computer networks, mining development, oil exploration and production projects, mass transit and general commercial and industrial real estate development.

•	Automobiles – North American industry production statistics, which are influenced by labor relations issues, regulatory requirements and trade agreements. For the first six months of 2006, automotive industry production volumes increased 2.2% compared to the same period for 2005.

•	With the HPC acquisition, additional factors include commercial aircraft shipments, military aircraft deliveries and electro-medical equipment demand rates. Orders and deliveries of large civil aircraft in the first six months of 2006 increased approximately 20% over the same period in 2005. Demand for medical devices was also strong in the first six months of 2006 due to the broadening acceptance of products available for minimally invasive procedures and increased product development.
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
A portion of our revenues is derived from processing customer-owned (“tolled”) copper. The value of tolled copper is excluded from both our sales and costs of sales, as title to these materials and the related risks of ownership do not pass to us at any time. The remainder of our sales includes copper (“owned copper”). Accordingly, for these sales, copper is included in both sales and cost of sales.
Our expenses in producing these products fall into three main categories – raw materials, including copper, silver, nickel and tin, labor and, to a lesser extent, utilities. Copper is the primary raw material incorporated in all of our products. As a world traded commodity, copper prices have historically been subject to fluctuations. Copper prices are affected by a number of factors, including worldwide demand, mining and transportation capacity and political instability. Copper supply is generally affected by the number and capacity of the mines that produce copper. For instance, production problems at a single major mine can impact worldwide supply and prices. Copper prices have increased from 2005 levels as a result of a combination of higher demand in China, unprecedented fund investment in commodities and disruption in mining production from several factors including a rock slide and labor stoppages at certain mines in Chile, Canada and the U.S. The average price of copper based upon The New York Mercantile Exchange, Inc. (“COMEX”) increased to $3.37 per pound for the three months ended June 30, 2006 from $1.53 per pound for the three months ended June 30, 2005, or 120.3%. We attempt, where possible, to minimize the impact of these fluctuations on our profitability through pass-through arrangements with our customers, which are based on similar variations of monthly copper price formulas. However, a severe increase in the price of copper can have a negative impact on our liquidity. Currently, a $0.10 per pound fluctuation in the price of copper will have a $3.6 million impact on our working capital for continuing operations. Increased working capital requirements cause us to increase our borrowings, which increases our interest expense. With the HPC acquisition, other raw materials used include silver and nickel. The cost of silver and nickel, components in our products, is generally passed through to our customers. For the three months ended June 30, 2006, the average price of silver has increased by 70.7% and the average price of nickel increased by 21.5% compared to the three months ended June 30, 2005.
Our labor and utility expenses are directly tied to our level of production. While the number of employees we use in our operations has fluctuated with sales volume, our cost per employee continues to rise with increases in wages and the costs of providing medical coverage, workers’ compensation and other fringe benefits to employees. The cost of providing medical coverage is impacted by continued inflation in medical products and services. Utility rates vary by season and the prices for coal, natural gas and other similar commodities which are used in the generation of power. We attempt to manage our utility rates through usage agreements which affect our power usage during peak usage hours. We have recently incurred increased utility costs related to the increase in natural gas prices and the increased prices are expected for the remainder of 2006. Utility costs have increased approximately 35% for the three months ended June 30, 2006 compared to the comparable 2005 period.
U.S. Insulated Wire, Philippines and Mexico Business Sale
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
On June 28 and 30, 2006, the Company entered into Stock Purchase Agreements (“Cebu and Durango Purchase Agreements”) with Draka Holdings N.V. (“Draka”) and Draka Holdings Mexico, S.A. (“Draka Mexico”). Pursuant to the terms of the Cebu Purchase Agreement, Draka agreed to purchase all the stock of the Company’s Philippines insulated wire subsidiary, IWG-Philippines, Incorporated, for a purchase price of $30.0 million, plus an additional sum, currently estimated at $0.7 million at closing, pursuant to a post closing working capital adjustment. Additionally, Draka agreed to purchase approximately $6.5 million of copper from the Company, which is being held on consignment. Pursuant to the terms of the Durango Purchase Agreement, Draka and Draka Mexico agreed to purchase all the stock of the Company’s Mexican insulated wire subsidiaries, IWG Services Company, S. de R.L. de C.V., Cables Durango, S. de R.L. de C.V. and IWG Durango, S. de R.L. de C.V., for a purchase price of $5.0 million.
On July 3, 2006, the Company completed the disposition of the IWG-Philippines and the Mexican insulated wire subsidiaries. This sale, together with the sale of certain U.S. insulated wire assets to Copperfield, LLC in November 2005 and the subsequent collection of retained accounts receivable, completed the Company’s exit from the insulated wire business. Accordingly, the entire insulated wire business has been presented as a discontinued operation in the accompanying Condensed Consolidated Statements of Operations and the related balance sheet amounts as of June 30, 2006 are shown as assets held for sale and liabilities held for sale. The Company expects to record a pre-tax gain of approximately $1,600 on this sale in the third quarter of 2006.

Acquisition
On March 4, 2006, we entered into a Stock Purchase Agreement (“HPC Purchase Agreement”) to acquire Phelps Dodge High Performance Conductors of SC & GA, Inc. (“HPC”) from Phelps Dodge Corporation (“PD”). HPC is a manufacturer of specialty high performance conductors which are plated copper and copper alloy conductors offering both high and low temperature standard and customized conductors as well as specialty film insulated conductors and miniature tubing products. The conductors manufactured are tin, nickel and silver plated, including some proprietary products. High temperature products are generally used where high thermal stability and good solderability are required for certain military and commercial aerospace applications. The medical products include ultra fine alloys, which are used in medical electronics such as ultrasound equipment and portable defibrillators. The tubing products are used in a variety of medical devices in medicine delivery and coronary procedures. These products are sold to harness assembly manufacturers, distributors and OEM’s in the United States, Europe and Asia primarily serving the aerospace, medical, automotive, computer, telecommunications, mass transportation, geophysical and electronics markets. HPC has manufacturing operations in Inman, South Carolina and Trenton, Georgia and a sales distribution site in Puurs, Belgium.
On March 31, 2006, we completed the acquisition of all of the outstanding common stock of HPC for $42 million plus an estimated working capital adjustment estimated at closing to be $1.7 million. We funded the acquisition with borrowings under our Revolver Credit Facility. Additionally, we purchased the copper inventory held on consignment by HPC from PD for $5.1 million. Also, the Company expects to pay PD an additional post-closing working capital adjustment in the range of $2.4 million to $2.9 million. In addition, pursuant to the HPC Purchase Agreement, we have agreed to pay a contingency payment to PD in an amount equal to 4.88 multiplied by the amount that HPC’s 2006 EBITDA (as defined in the Purchase Agreement) exceeds $9.4 million. The contingency payment is capped at $3 million. In connection with the closing of the transaction, Phelps Dodge High Performance Conductors of SC & GA, Inc. changed its name to IWG High Performance Conductors, Inc. This acquisition continues the execution of our strategy to expand our product offerings with silver and nickel plated products and to sell into new markets, including aerospace and medical, as we exit the insulated wire business.
The future operating results and cash flows generated by HPC will depend upon demand from the end markets, including commercial aircraft shipments, military aircraft deliveries and medical equipment demand rates as well as our ability to compete with other supplies. The continued increase in the costs to obtain copper, tin, silver and nickel will increase our working capital requirements.

Results of Operations
The following table sets forth certain unaudited statements of operations data in millions of dollars and percentage of net sales for the periods indicated. The Company’s insulated wire business is included in discontinued operations.

	For the Three Months Ended				For the Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2006		2005		2006		2005
Net sales	$214.1	100.0%	$102.3	100.0%	$358.6	100.0%	$198.3	100.0%
Operating expenses:
Cost of goods sold, exclusive of depreciation and amortization expense shown below	191.8	89.6	86.7	84.8	318.9	88.9	167.3	84.4
Selling, general and administrative expenses	10.0	4.7	9.3	9.1	17.6	4.9	16.4	8.2
Depreciation and amortization	3.4	1.6	2.9	2.8	6.1	1.7	5.7	2.9

Operating income	8.9	4.1	3.4	3.3	16.0	4.5	8.9	4.5
Other income/(expense):
Interest expense	(3.8)	(1.7)	(3.1)	(3.0)	(6.6)	(1.8)	(5.7)	(2.9)
Amortization of deferred financing costs	(0.2)	(0.1)	(0.2)	(0.2)	(0.4)	(0.1)	(0.3)	(0.1)
Other, net	0.3	0.1	0.0	0.0	0.2	0.0	0.0	0.0

Income before income tax provision	5.2	2.4	0.1	0.1	9.2	2.6	2.9	1.5
Income tax provision/(benefit)	2.1	1.0	(2.0)	(1.9)	3.6	1.0	1.5	0.8

Income from continuing operations	3.1	1.4	2.1	2.0	5.6	1.6	1.4	0.7
Income/(loss) from discontinued operations	0.2	0.1	(7.8)	(7.6)	(0.5)	(0.2)	(7.5)	(3.8)

Net income/(loss)	$3.3	1.5%	$(5.7)	(5.6)%	$5.1	1.4%	$(6.1)	(3.1)%

We have three reportable segments: bare wire, engineered products-Europe, and high performance conductors. The following table sets forth unaudited net sales and operating income for the periods presented in millions of dollars and percentages of totals:

	For the Three Months Ended				For the Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2006		2005		2006		2005
Net sales:
Bare Wire	$170.9	80%	$93.3	91%	$302.9	84%	$180.2	91%
Engineered Products – Europe	14.3	7	10.1	10	26.9	8	20.5	10
High Performance Conductors	29.0	13	0.0	—	29.0	8	0.0	—
Elimination	(0.1)	—	(1.1)	(1)%	(0.2)	0	(2.4)	(1)

Total	$214.1	100%	$102.3	100%	$358.6	100%	$198.3	100%

Operating income:
Bare Wire	$5.3	56%	$5.2	93%	$11.3	69%	$10.3	90%
Engineered Products – Europe	1.1	12	0.4	7	2.2	13	1.1	10
High Performance Conductors	3.0	32	0.0	—	3.0	18	—	—

Subtotal	9.4	100%	5.6	100%	16.5	100%	11.4	100%

Corporate and eliminations	(0.5)		(2.2)		(0.5)		(2.5)

Total	$8.9		$3.4		$16.0		$8.9

Three Months Ended June 30, 2006 versus Three Months Ended June 30, 2005
Net sales were $214.1 million and $102.3 million for the three months ended June 30, 2006 and 2005, respectively. Sales for the three months ended June 30, 2006 were $111.8 million, or 109.3% above comparable 2005 levels, as a result of a $69.5 million increase in the average cost and selling price of copper, $4.0 million from the impact of a higher level of owned copper in the 2006 period compared to the 2005 period, an $7.9 million increase in volume, $1.4 million of higher customer pricing and $29.0 million from the acquisition of HPC. The average price of copper based upon COMEX increased to $3.37 per pound for the three months ended June 30, 2006 from $1.53 per pound for the three months ended June 30, 2005.
Bare wire segment net sales for the three months ended June 30, 2006 were $170.9 million, or an increase of $77.6 million or 83.2% from sales of $93.3 million for the comparable 2005 period. This increase was primarily the result of higher volume to customers supplying the industrial/energy, electronics/data communication and automotive markets of $3.9 million, the increase in the average cost and selling price of copper of $68.3 million, $4.0 million from the impact of a higher level of owned copper sales in the 2006 period compared to the 2005 period and an $1.4 million increase in customer pricing. Of the total pounds processed for the three months ended June 30, 2006 and 2005, respectively, 42.9% and 39.6% were from customers’ tolled copper.
Engineered products-Europe sales of $14.3 million for the three months ended June 30, 2006 were $4.2 million, or 41.6%, higher than sales of $10.1 million for the 2005 period. This increase was the result of $1.3 million for the increase in the average cost and selling price of copper and $2.9 million from increased volume from improved customer demand in all markets.
High performance conductor sales for the three months ended June 30, 2006 were $29.0 million following the HPC acquisition on March 31, 2006. There were no similar sales for the three months ended June 30, 2005.
Cost of goods sold, exclusive of depreciation and amortization, as a percentage of sales increased to 89.6% for the three months ended June 30, 2006 from 84.8% for the same period in 2005. The increase of 4.8 percentage points was due to the increase in the average cost and selling price of copper of 5.2 percentage points, the impact of a higher level of owned copper sales in the 2006 period compared to the 2005 period of 0.4 percentage points and higher utility costs in the domestic bare wire segment of 0.8 percentage points partially offset by increased customer pricing of 1.0 percentage points, favorable contribution of HPC sales of 0.2 percentage points and European operations of 0.1 percentage points and other cost reductions of 0.3 percentage points.
Selling, general and administrative expenses were $10.0 million for the three months ended June 30, 2006, compared to $9.3 million for the same period in 2005. This increase of $0.7 million was the result of $1.4 million from the recently acquired HPC, $0.5 million of stock-based compensation expense, $0.6 million of higher personnel related costs and $0.4 million of volume related amounts partially offset by $1.4 million lower charge for payments to be made to our former Chief Executive Officer under his employment agreement, lower S-1 registration statement costs of $0.7 million and reduced Sarbanes-Oxley compliance costs of $0.1 million in 2006 compared to 2005. These expenses, as a percent of net sales, decrease to 4.7% for the three months ended June 30, 2006 from 9.1% for the three months ended June 30, 2005, primarily from the effect of higher copper costs and selling prices and a higher level of owned copper sales.
Depreciation and amortization was $3.4 million for the three months ended June 30, 2006 compared to $2.9 million for the same period in 2005. This increase of $0.5 million was the result of the $0.7 million from the recently acquired HPC partially offset by lower depreciation on other property, plant and equipment.
Operating income for the three months ended June 30, 2006 was $8.9 million compared to $3.4 million for the 2005 period, or an increase of $5.5 million, primarily from increased contributions from the engineered products-Europe segment and the recently acquired HPC. Bare wire segment’s operating income of $5.3 million for the 2006 period increased by $0.1 million, or 1.9% compared to the 2005 period, primarily from an increased contribution from volume levels, manufacturing efficiencies and higher customer pricing partially offset by increased utility costs. Engineered products – Europe operating income was $1.1 million, or an increase of $0.7 million, or 175%, from the 2005 period. This increase was primarily from increased sales volume to all major markets together with higher overhead absorption and lower manufacturing costs. High performance conductors operating income was $3.0 million for the three months ended June 30, 2006 after being acquired on March 31, 2006. Operating income in the 2006 period also increased by $1.7 million from a lower charge from payments to be made to our former Chief Executive Officer of $1.4 million and reduced S-1 registration statement and Sarbanes-Oxley compliance costs of $0.7 million and $0.1 million, respectively, in the 2006 period compared to the 2005 period.
Interest expense was $3.8 million for the three months ended June 30, 2006 compared to $3.1 million for the three months ended June 30, 2005. This increase of $0.7 million was the result of higher interest rates and the impact of higher levels of borrowing for the HPC acquisition in the 2006 period.
Amortization of deferred financing cost was $0.2 million for both the three months ended June 30, 2006 and 2005 and represents the amortization of the deferred fees related to our Credit Facility.
Income tax provision/(benefit) were $2.1 million and ($2.0) million for the three months ended June 30, 2006 and 2005, respectively. The Company's effective tax rate for the three months ended June 30, 2006 was 40.1%. The 2005 provision includes the reversal of certain valuation allowances related to deferred tax assets.
Income from continuing operations was $3.1 million and $2.1 million for the three months ended June 30, 2006 and 2005, respectively. The increase of $1.0 million was the result of higher operating income of $5.5 million and an increase in other income of $0.3 million, partially offset by increased interest expense of $0.7 million and $4.1 million of increased income tax provision.
Income/(loss) from discontinued operations were $0.2 million and $(7.8) million for the three months ended June 30, 2006 and 2005, respectively. The 2005 amount included $2.6 million of impairment charges, the results of the U.S. insulated wire business that were sold in November, 2005 and a tax provision of $4.8 million for the impact of no longer considering the unremitted earnings of the Philippines operations to be permanently reinvested outside the U.S.
Net income/(loss) of $3.3 million and ($5.7) million were recorded for the three months ended June 30, 2006 and 2005, respectively. The improvement of $9.0 million in the three months ended June 30, 2006 was the result of higher operating income, the contribution of the HPC acquisition, the favorable effect of the income/(loss) from discontinued operations partially offset by higher interest expense and an increased income tax provision.
Six Months Ended June 30, 2006 versus Six Months Ended June 30, 2005
Net sales were $358.6 million and $198.3 million for the six months ended June 30, 2006 and 2005, respectively for an increase of $160.3 million, or 80.8% above comparable 2005 levels. This increase was a result of a $101.9 million increase in the average cost and selling price of copper, $11.9 million from the impact of a higher level of owned copper in the 2006 period compared to the 2005 period, a $15.3 million increase in volume, $2.2 million of higher customer pricing and $29.0 million from the acquisition of HPC. The average price of copper based upon COMEX increased to $2.81 per pound for the six months ended June 30, 2006 from $1.50 per pound for the six months ended June 30, 2005.
Bare wire segment net sales for the six months ended June 30, 2006 were $302.9 million, or an increase of $122.7 million or 68.1% from sales of $180.2 million for the comparable 2005 period. This increase was primarily the result of higher volume to customers supplying the industrial/energy, electronic/data communication and automotive markets of $9.5 million, the increase in the average cost and selling price of copper of $99.1 million, $11.9 million from the impact of a higher level of owned copper sales in the 2006 period compared to the 2005 period and a $2.2 million increase in customer pricing. Of the total pounds processed for the six months ended June 30, 2006 and 2005, respectively, 44.0% and 41.0% were from customers’ tolled copper.
High performance conductor sales for the six months ended June 30, 2006 were $29.0 million following the HPC acquisition on March 31, 2006. There were no similar sales for the six months ended June 30, 2005.
Engineered products-Europe sales of $26.9 million for the six months ended June 30, 2006 were $6.4 million, or 31.2%, higher than sales of $20.5 million for the 2005 period. This increase was the result of $2.8 million for the increase in the average cost and selling price of copper and $3.6 million from increased volume from stronger second quarter customer demand.
Cost of goods sold, exclusive of depreciation and amortization, as a percentage of sales increased from 84.4% for the six months ended June 30, 2005 to 88.9% for the same period in 2006. The increase of 4.5 percentage points was due to the increase in the average cost and selling price of copper of 4.4 percentage points, the impact of a higher level of owned copper sales in the 2006 period compared to the 2005 period of 0.7 percentage points and higher utility costs in the domestic bare wire segment of 1.0 percentage points partially offset by increased customer pricing of 0.9 percentage points, favorable contribution of HPC sales of 0.2 percentage points, lower costs in the European operations of 0.1 percentage points and various other cost reduction programs of 0.4 percentage points.
Selling, general and administrative expenses were $17.6 million for the six months ended June 30, 2006 and $16.4 million for the same period in 2005. This increase of $1.2 million was the result of $1.4 million from the recently acquired HPC, $0.5 million of stock-based compensation expense, $1.2 million of higher personnel related costs and $0.7 million of volume related amounts partially offset by a lower $1.4 million charge for payments to be made to our former Chief Executive Officer under his employment agreement, lower S-1 registration statement costs of $0.7 million and reduced Sarbanes-Oxley compliance costs of $0.1 million in 2006 compared to 2005 and other cost reductions of $0.4 million. These expenses, as a percent of net sales, decrease to 4.9% for the six months ended June 30, 2006 from 8.2% for the six months ended June 30, 2005, primarily from the effect of higher copper costs and selling prices and a higher level of owned copper sales.
Depreciation and amortization was $6.1 million for the six months ended June 30, 2006 compared to $5.7 million for the same period in 2005. This increase of $0.4 million was the result of the $0.7 million from the recently acquired HPC partially offset by lower depreciation on other property, plant and equipment.
Operating income for the six months ended June 30, 2006 was $16.0 million compared to $8.9 million for the 2005 period, or an increase of $7.1 million, or 79.8%. This increase resulted primarily from increased sales volume and higher customer pricing partially offset by increased utility costs in the bare wire segment, increased contributions from engineered products-Europe and the recently acquired HPC. Bare wire segment’s operating income of $11.3 million for the 2006 period increased by $1.0 million, or 9.7% compared to the 2005 period, primarily from an increased contribution from volume levels and higher customer pricing partially offset by increased utility costs. Engineered products – Europe operating income was $2.2 million, or an increase of $1.1 million, or 100.0%, from the 2005 period. This increase was primarily from increased sales volume, higher overhead absorption and lower manufacturing costs. High performance conductors operating income was $3.0 million for the six months ended June 30, 2006 after being acquired on March 31, 2006. Operating income in the 2006 period also increased by $2.0 million from a lower $1.4 million charge from payments to be made to our former Chief Executive Officer, reduced $0.7 million S-1 registration statement costs in the 2006 period compared to the 2005 period partially offset by $0.1 million of other costs.
Interest expense was $6.6 million for the six months ended June 30, 2006 compared to $5.7 million for the six months ended June 30, 2005. This increase of $0.9 million was the result of higher interest rates and the impact of higher levels of borrowing for the HPC acquisition.
Amortization of deferred financing cost was $0.4 million for the six months ended June 30, 2006 and $0.3 million in 2005 and represents the amortization of the deferred fees related to our Credit Facility.
Income tax provisions were $3.6 million and $1.5 million for the six months ended June 30, 2006 and 2005, respectively. The Company’s effective tax rate for the six month periods ended June 30, 2006 and June 30, 2005 was 39% and 51.8%, respectively.
Income from continuing operations was $5.6 million and $1.4 million for the six months ended June 30, 2006 and 2005, respectively. The increase of $4.2 million was the result of higher operating income of $7.1 million, partially offset by increased interest expense of $0.9 million and $2.0 million of increased income tax provision.
Loss from discontinued operations were ($0.5) million and $(7.5) million for the six months ended June 30, 2006 and 2005, respectively. The 2005 included $2.6 million of impairment charges, the results of the U.S. insulated wire business that were sold in November, 2005 and a tax provision of $4.8 million for the impact of no longer considering the unremitted earnings of the Philippines operation to be permanently reinvested outside the U.S. .
Net income/(loss) of $5.1 million and ($6.1) million were recorded for the six months ended June 30, 2006 and 2005, respectively. The improvement of $11.2 million in the six months ended June 30, 2006 was the result of higher operating income, the contribution of the recently acquired HPC, the favorable effect of the income/(loss) from discontinued operations partially offset by higher interest expense and an increased income tax provision.
Financial Condition
At the end of the second quarter of 2006, total cash and cash equivalents was $5.5 million, up $0.1 million from year-end 2005. During the first six months of 2006, cash levels remained fairly constant throughout the period as we used excess cash to reduce outstanding long-term debt borrowings.
Accounts receivable increased $23.2 million from year-end 2005. Included in this increase were the accounts receivable of $16.6 million from HPC. Included in the December 31, 2005 accounts receivable were $28.3 million from the insulated wire business. Excluding these two impacts, accounts receivable for the bare wire and engineered products-Europe segments increased $34.4 million, or 48.8%, from December 31, 2005 to June 30, 2006. This increase was primarily due to a 55.3% increase in average copper prices. Days sales outstanding improved at the end of the second quarter of 2006 compared to year-end 2005 and decreased from 50 days to 46 days. The allowance for doubtful accounts as a percentage of accounts receivable decreased from 3.1% at December 31, 2005 to 0.6% as of June 30, 2006 reflecting the write-off of insulated wire accounts deemed uncollectible against the reserve.
Inventories of $74.5 million as of June 30, 2006 increased by $17.6 million from December 31, 2005. Included in this increase was $21.6 million from HPC. Included in the December 31, 2005 inventory was $16.8 million for the insulated wire business. Excluding these two impacts, inventory for the bare wire segment and engineered wire-Europe increased by $12.9 million. This increase was from a 2.7 million pound increase of copper to support higher domestic volume levels or $8.9 million, a $3.0 increase to support higher European sales and the impact of $30.8 million increased copper prices partially offset by a $29.8 million increase in the LIFO reserve as the result of higher copper prices. Despite the increased levels of inventory, inventory turns increased in the 2006 first six months compared to 2005 from higher sales levels.
Accounts payable were $58.4 million as of June 30, 2006, or an increase of $24.5 million from December 31, 2005 levels, as trade vendor terms were re-established from a major copper vender, the effect of higher copper prices in 2006, more pounds purchased and $7.2 million from the recently acquired HPC. These effects were partially offset by lower accounts payable related to the insulated wire business which is classified as held for sale.
Recently Issued Accounting Standards
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R) “Shared-Based Payment,” SFAS No. 123(R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS No. 123(R) is being applied on the modified prospective basis. Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations.

Under the modified prospective approach, SFAS No. 123(R) applies to new awards, to unvested awards as of January 1, 2006 and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized for the first half of 2006 includes compensation cost for share-based payments issued during 2006 and awards granted prior to, but not yet vested on, January 1, 2006, based on the grant-date fair value estimated in accordance with the provision of SFAS No. 123(R). Prior periods were not restated to reflect the impact of adopting the new standard.
As a result of adopting SFAS No. 123(R) on January 1, 2006, the net income for the six months ended June 30, 2006, includes $337 of stock option based compensation expense (net of tax benefits of $207). The Company uses the Black-Scholes option model to estimate the fair value of share-based awards on the date of grant.
In November 2004 (revised in December 2004), the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, Inventory Costs – and amendment of ARB No. 43, Chapter 4 to be effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with early adoption permitted. SFAS No. 151 amends the guidance in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “...under some circumstances, items such as idle facility expense, excessive spoilage, double freight and rehandling costs may be so abnormal as to require treatment as current period charges...”. SFAS No. 151 requires those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal”. In addition, SFAS No. 151 requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS No. 151 did not have a material impact on our financial statements.
In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes to be effective for fiscal years beginning after December 31, 2006. This Interpretation adopts a two-step approach for recognizing and measuring tax benefits and requires certain disclosures about uncertainties in income tax positions. It also adopts the recognition threshold of “more likely than not”. The Company is currently evaluating the impact, if any, that Interpretation No. 48 will have on its financial statements.
Liquidity and Capital Resources
     Working Capital and Cash Flows
Net cash provided by operating activities was $12.3 million for the six months ended June 30, 2006, compared to net cash provided by operating activities of $0.5 million for the six months ended June 30, 2005. This improvement of $11.8 million was primarily the result of increased net income of $11.3 million, increased accounts payable of $1.9 million, a higher accrued income taxes of $3.3 million, $2.4 million of increased customer deposits, $6.6 million of lower reorganization activities and $1.3 million of other, net partially offset by $15.0 million increase in the impact of inventories.
Net cash used in investing activities was $52.5 million for the six months ended June 30, 2006, compared to $2.7 million for the six months ended June 30, 2005. This increase in net cash used of $49.7 million resulted primarily from the acquisition of HPC for $50.0 million. Capital expenditures were $4.9 million for the six months ended June 30, 2006 and $3.9 million for the six months ended June 30, 2005. In addition, there was $2.0 million of cash proceeds in the 2006 period from the sale of assets held for sale and $0.6 million for the proceeds from the sale of property, plant and equipment.
Net cash provided by financing activities was $41.6 million for the six months ended June 30, 2006, compared to net cash used in financing activities of $4.7 million for the six months ended June 30, 2005. The increase of $46.3 million was primarily the result of net borrowings of $44.6 million for the HPC acquisition reduced by $2.7 million of net repayments for the six months ended June 30, 2006. For the six months ended June 30, 2005, there were $4.7 million of net repayments. In addition, there were $0.3 million of financing fees in the six months ended June 30, 2006 related to the HPC acquisition.

     Financing Arrangements
On October 20, 2004, and as amended on March 31, 2006 in connection with the acquisition of HPC and as amended on June 28, 2006, we and our domestic subsidiaries entered into (collectively, the “Credit Facility”) (1) an amended credit agreement which provides for a five-year senior revolver credit facility in an amount up to $155.0 million subject to borrowing availability (including as a sub-facility of the revolver credit facility, a $25 million letter of credit facility) (the “Revolver Credit Facility”), and (2) an amended credit agreement which provides for a $30.0 million five-year senior term loan facility (the “Term Credit Facility”). We also issued the Notes to the former holders of our subordinated notes in connection with our reorganization in October 2004. For a description of the terms of these facilities and the Notes, see Note 8 to the unaudited Condensed Consolidated Financial Statements.
     Liquidity
We require cash for working capital, capital expenditures, debt service and taxes. Our working capital requirements generally increase when demand for our products increase or when copper, copper premiums or compound costs material increase significantly or rapidly. Currently, a $0.10 per pound fluctuation in the price of copper will have a $3.6 million impact on our working capital for continuing operations. The average price of copper based upon COMEX increased to $3.37 per pound for the three months ended June 30, 2006 from $1.53 per pound for the three months ended June 30, 2005. Copper prices continue to be volatile, and the price of copper on the COMEX was $3.51 per pound as of August 11, 2006. In addition, certain copper fabricators shortened payment terms in May 2006 due to the rise in copper prices. Currently, a $0.10 per pound fluctuation in the price of copper will have a $3.6 million impact on our working capital for continuing operations.
Our principal sources of cash are generated from operations and availability under our debt financing arrangements. Our Revolver Credit Facility was increased by $25 million on June 28, 2006 due to the recent significant increase in copper prices.
As of June 30, 2006, we had $5.5 million of unrestricted cash and cash equivalents. Actual borrowings availability under our Revolver Credit Facility is subject to a borrowing base calculation, generally based upon a percentage of eligible accounts receivable, inventory and property, plant and equipment. As of June 30, 2006, our borrowing base was $154.6 million and our outstanding indebtedness under the Revolver Credit Facility (including outstanding letters of credit) was $85.2 million, resulting in a remaining availability as of such date of $69.4 million.
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
Off-Balance Sheet Arrangements
We have not historically utilized off-balance sheet financing arrangements and have no such arrangements as of June 30, 2006. However, we do finance the use of certain facilities and equipment under lease agreements provided by various institutions. Since the terms of these agreements meet the definition of operating lease agreements, the sum of future lease payments is not reflected on our consolidated balance sheets. As of June 30, 2006, the future minimum lease payments under these arrangements totaled $2.2 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
We do not ordinarily hold market risk sensitive instruments for trading purposes. We do, however, recognize market risk from interest rate, foreign currency exchange and commodity price exposure.
          Interest Rate Risk
At June 30, 2006, approximately $102.4 million of $177.4 million of long-term debt, specifically, $101.7 million of borrowings under our Credit Facility, bear interest at variable rates. A hypothetical 1% increase in variable interest rates would increase our interest rate expense by $1.0 million based on the debt outstanding as of June 30, 2006. We are not currently engaged in any hedging activities.
          Foreign Currency Risk
As of June 30, 2006, we had operations in Mexico, France, Italy and the Philippines. Our operations may, therefore, be subject to volatility because of currency fluctuations. Sales and expenses are denominated in local currencies for the French and Italian operations. The U.S. Dollar is the functional currency for Mexico and the Philippines operations. As a result, these operations are subject to market risk with respect to fluctuations in the relative value of currencies. We evaluate from time-to-time various currency hedging programs that could reduce the risk.
In terms of foreign currency translation risk, we are exposed primarily to the euro, the Mexican peso and the Philippine peso. Our net foreign currency investment in foreign subsidiaries and affiliates translated into United States dollars using month-end exchange rates at June 30, 2006 and year-end exchange rates at December 31, 2005, was $72.8 million and $86.9 million, respectively.
At June 30, 2006, we had no financial instruments outstanding that were sensitive to changes in foreign currency rates.
On July 3, 2006, we sold our operations in the Philippines and Mexico.
          Commodity Price Risk
The principal raw material used by us is copper, which is purchased in the form of 5/16-inch rod from the major copper producers in North America, Europe and Asia. Copper rod prices are based on market prices, which are generally established by reference to the New York Mercantile Exchange (“COMEX”) prices, plus a premium charged to convert copper cathode to copper rod and deliver it to the required location. As a worldwide traded commodity, copper prices have historically been subject to fluctuations. The average price of copper based upon COMEX increased to $3.37 per pound for the three months ended June 30, 2006 from $1.53 per pound for the three months ended June 30, 2005. While fluctuations in the price of copper may directly affect the per unit prices of our products, these fluctuations have not had, nor are expected to have, a material impact on our profitability due to copper price pass-through arrangements that we have with our customers. These sales arrangements are based on similar variations of monthly copper price formulas. Use of these copper price formulas minimizes the differences between raw material copper costs charged to the cost of sales and the pass-through pricing charge to customers. However, a severe increase in the price of copper could negatively impact our short-term liquidity because of the period of time between our purchase of copper at an increased price and the time at which we receive cash payments after selling end products to customers reflecting the increased price. Currently, a $0.10 per pound fluctuation in the price of copper will have a $3.6 million impact on our working capital for continuing operations.
With the HPC acquisition, other raw materials used include tin, silver and nickel. The cost of silver and nickel components in our products is generally passed-through to our customers. For the three months ended June 30, 2006, the price of silver has increased by 70.7% and the price of nickel has increased by 21.5% compared to the three months ended June 30, 2005.

ITEM 4. CONTROLS AND PROCEDURES
          Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, with the participation of other members of management, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities and Exchange Act of 1934. As previously described in our Annual Report on Form 10-K for the year ended December 31, 2005, we have a material weakness described below related to deferred income tax accounting. Because this material weakness continues to exist at June 30, 2006, our officers concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective. Notwithstanding the material weakness discussed below, our management has concluded that the financial statements included in this Form 10-Q fairly present in all material respects our financial position and its results of operations for the periods presented in conformity with generally accepted accounting principles.
A material weakness is a control deficiency or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2005, we did not maintain effective controls over the evaluation and completeness of our deferred tax assets and liabilities, the associated valuation allowances established in previous years to reflect the likelihood of the recoverability of net deferred tax assets and the income tax provision (benefit) for continuing and discontinuing operations. Specifically, we did not have effective controls in place to identify the differences between book and tax accounting for fixed assets and certain inventory reserves and LIFO inventories. This control deficiency resulted in audit adjustments to our 2005 annual consolidated financial statements with respect to income taxes. In addition, this control deficiency could result in a material misstatement to the aforementioned accounts such as deferred tax assets, deferred tax liabilities, goodwill and income tax provision (benefit) that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness, which still exists as of June 30, 2006.
Remediation Plan
Our plans to address this material weakness include a comprehensive special project that is currently being conducted by management and outside tax consulting specialists. The project is expected to be completed in the third quarter of 2006.
Effective December 31, 2007, Section 404 of the Sarbanes-Oxley Act of 2002 and rules and regulations of the SEC thereunder require us to, among other things, annually assess and report on the effectiveness of our internal control over financial reporting, and evaluate and disclose changes in our internal control over financial reporting quarterly. During 2006, we will be planning a project to performing the system and process evaluation and testing required (and any necessary remediation) in an effort to prepare for compliance with the management certification and auditor attestation requirements of Section 404.
          Changes in Internal Control over Financial Reporting
Except as otherwise discussed above, there were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
During the quarter ended June 30, 2006, there have been no material developments in the Company’s legal proceedings. For more detailed information, see Note 12 to our Condensed Consolidated Financial Statements as of and for the period ended June 30, 2006 and the disclosures provided in Note 17 to our Consolidated Financial Statements and in “Item 3 —Legal Proceedings” set forth in our Annual Report on Form 10-K for the year ended December 31, 2005.
ITEM 1A. RISK FACTORS.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The Risk Factors included in our 2005 Annual Report on Form 10-K have not materially changed other than as set forth in our Quarterly Report on Form 10-Q for the period ending March 31, 2006. The risks described in our Annual Report on Form 10-K and Quarterly Report on Form 10-Q are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
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
2. Ratification of the Audit Committee’s selection of PricewaterhouseCoppers LLP as our independent registered public accounting firm.
For: 9,694,840      Against: 0      Abstain: 0      Broker Non-Votes: 0
3. Approval of International Wire Group, Inc. 2006 Management Stock Option Plan.
For: 8,891,479      Against: 4,281      Abstain: 0      Broker Non-Votes: 799,080
4. Approval of International Wire Group, Inc. 2006 Stock Option Plan for Nonemployee Directors.
For: 8,891,479     Against: 4,281       Abstain: 0       Broker Non-Votes: 799,080
ITEM 5. OTHER INFORMATION
On August 10, 2006, the Company and the domestic subsidiaries entered into a Commitment Letter with Wachovia Capital Finance Corporation (Central) to amend the Company’s existing Credit Facility. Under the proposed amendment, the existing Revolver Credit Facility would be increased to $200,000 subject to borrowing availability (including a $25,000 letter of credit facility), the existing Term Facility would be terminated, the maturity would be extended until 2011 and the interest rate margin would be reduced. The amendment is expected to be completed by the end of August 2006. The Commitment Letter is subject to certain customary terms and conditions precedent.
ITEM 6. EXHIBITS

Exhibit Number	Description
2.1	Stock Purchase Agreement, dated as of June 28, 2006, by and among Draka Holding N.V., International Wire Group, Inc., and Wire Technologies, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K filed July 5, 2006).

2.2	Purchase Agreement, dated as of June 30, 2006, by and among Draka Holding N.V., Draka Mexico Holding, S.A. de C.V., International Wire Group, Inc. and Wire Technologies, Inc. (incorporated by reference to Exhibit 2.2 to Form 8-K filed July 5, 2006).

10.1	International Wire Group, Inc. 2006 Management Stock Option Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed May 17, 2006).

10.2	International Wire Group, Inc. 2006 Stock Option Plan for Nonemployee Directors (incorporated by reference to Exhibit 10.2 to Form 8-K filed May 17, 2006).

10.3	Amendment Number 1 to International Wire Group, Inc. 2006 Stock Option Plan for Nonemployee Directors (incorporated by reference to Exhibit 10.3 to Form 8-K filed May 17, 2006).

10.4	Letter agreement regarding Amended and Restated Registration Rights Agreement, dated June 14, 2006, among International Wire Group, Inc., GSCP (NJ), Inc., Special Value Absolute Return Fund, LLC and Special Value Opportunities Fund, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed June 19, 2006).

10.5	Amendment No. 2 Loan and Security Agreement, dated as of June 28, 2006, by and among International Wire Group, Inc., its domestic subsidiaries, the parties to the Loan Agreement as lenders and Wachovia Capital Finance Corporation (Central), formerly known as Congress Financial Corporation (Central) (incorporated by reference to Exhibit 10.1 to Form 8-K filed July 5, 2006).

10.6	Amendment No. 2 Loan and Security Agreement, dated as of June 28, 2006, by and among International Wire Group, Inc., its domestic subsidiaries, the parties to the Loan Agreement as lenders and Silver Point Finance LLC (incorporated by reference to Exhibit 10.2 to Form 8-K filed July 5, 2006).

10.7	Amendment No. 2 to Intercreditor Agreement, dated as of June 28, 2006, by and between Wachovia Capital Finance Corporation (Central), formerly known as Congress Financial Corporation (Central), in its capacity as agent for the lenders who are party from time to time and Silver Point Finance LLC, in its capacity as collateral agent for the lenders who are party from time to time (incorporated by reference to Exhibit 10.3 to Form 8-K filed July 5, 2006).

31.1	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

INTERNATIONAL WIRE GROUP, INC.

Dated: August 14, 2006	By:	/s/ GLENN J. HOLLER
	Name:	Glenn J. Holler
	Title:	Senior Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer) and Secretary

EXHIBIT INDEX

Exhibit
Number	Description
2.1	Stock Purchase Agreement, dated as of June 28, 2006, by and among Draka Holding N.V., International Wire Group, Inc., and Wire Technologies, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K filed July 5, 2006).

2.2	Purchase Agreement, dated as of June 30, 2006, by and among Draka Holding N.V., Draka Mexico Holding, S.A. de C.V., International Wire Group, Inc. and Wire Technologies, Inc. (incorporated by reference to Exhibit 2.2 to Form 8-K filed July 5, 2006).

10.1	International Wire Group, Inc. 2006 Management Stock Option Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed May 17, 2006).

10.2	International Wire Group, Inc. 2006 Stock Option Plan for Nonemployee Directors (incorporated by reference to Exhibit 10.2 to Form 8-K filed May 17, 2006).

10.3	Amendment Number 1 to International Wire Group, Inc. 2006 Stock Option Plan for Nonemployee Directors (incorporated by reference to Exhibit 10.3 to Form 8-K filed May 17, 2006).

10.4	Letter agreement regarding Amended and Restated Registration Rights Agreement, dated June 14, 2006, among International Wire Group, Inc., GSCP (NJ), Inc., Special Value Absolute Return Fund, LLC and Special Value Opportunities Fund, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed June 19, 2006).

10.5	Amendment No. 2 Loan and Security Agreement, dated as of June 28, 2006, by and among International Wire Group, Inc., its domestic subsidiaries, the parties to the Loan Agreement as lenders and Wachovia Capital Finance Corporation (Central), formerly known as Congress Financial Corporation (Central) (incorporated by reference to Exhibit 10.1 to Form 8-K filed July 5, 2006).

10.6	Amendment No. 2 Loan and Security Agreement, dated as of June 28, 2006, by and among International Wire Group, Inc., its domestic subsidiaries, the parties to the Loan Agreement as lenders and Silver Point Finance LLC (incorporated by reference to Exhibit 10.2 to Form 8-K filed July 5, 2006).

10.7	Amendment No. 2 to Intercreditor Agreement, dated as of June 28, 2006, by and between Wachovia Capital Finance Corporation (Central), formerly known as Congress Financial Corporation (Central), in its capacity as agent for the lenders who are party from time to time and Silver Point Finance LLC, in its capacity as collateral agent for the lenders who are party from time to time (incorporated by reference to Exhibit 10.3 to Form 8-K filed July 5, 2006).

31.1	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.