Form 10-K/A
period 2005-12-31
INTERNATIONAL WIRE GROUP INC
filed 2007-04-30
CIK 947429

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
Amendment No. 1 to Form 10-K

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
APPLICABLE ONLY TO ISSUERS INVOLVED IN
BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes ☐      No ☑
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

Explanatory Note
      International Wire Group, Inc. (the “Company”, “we” or “our”) is amending its annual report on Form 10-K for the year ended December 31, 2005. The Company is restating its consolidated financial statements to correct errors in accounting for deferred income tax assets/liabilities, goodwill and the provision for income tax as the result of the findings of remediation actions taken in connection with a material weakness related to deferred income tax accounting identified in 2005. This amended Form 10-K/A reflects the restatement of the Company’s consolidated financial statements as of December 31, 2005 and for the year then ended, as previously reported in the original Form 10-K filing. The Company has also included under “Item 6, Selected Financial Data” and “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” restated financial information as of and for the year ended December 31, 2005.
      As previously disclosed, the management of the Company concluded that as of December 31, 2005, the Company did not maintain effective control over the evaluation and completeness of its deferred tax assets and liabilities, the associated valuation allowances established in previous years to reflect the likelihood of the recoverability of net deferred tax assets and the income tax provision/(benefit) for continuing and discontinued operations. Specifically, the Company did not have effective controls in place to identify the differences between book and tax accounting for fixed assets, certain inventory reserves and LIFO inventories, certain intangibles and net operating losses. In addition, the Company previously disclosed that this control deficiency could result in a material misstatement to the aforementioned accounts that would result in a material misstatement to the Company’s annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.
      On April 11, 2006, the Company set forth its remediation plan to address this material weakness, which included a special project staffed with qualified outside tax and accounting consultants. This work with the outside consultants together with internal staff began in the second quarter of 2006.
      On November 14, 2006, the Company reported that in connection with its remediation of a control deficiency related to the identification of differences between book and tax accounting for fixed assets, certain inventory reserves and LIFO inventories, the Company was in the process of determining whether the deferred tax asset related to net operating loss carryforwards reflected on the Company’s balance sheet as of December 31, 2005 may have been understated.
      On March 16, 2007, the Company announced that its audit committee, after consulting with senior management, determined that the consolidated financial statements and related financial information contained in its Annual Report on Form 10-K for the year ended December 31, 2005 should no longer be relied upon.
      Based on the findings from the remediation plan, the Company has concluded that the Company’s consolidated financial statements as of December 31, 2005 and for the year then ended, the selected financial information as of and for the year ended December 31, 2005 and management’s discussion and analysis of financial condition and results of operations should be restated to record additional net deferred tax assets, reduce goodwill, and record additional income tax benefit from continuing operations. In addition the Company has restated deferred taxes and associated valuation allowance at December 31, 2004. See Note 1A to the consolidated financial statements included in this Form 10-K/A for further discussion.
Amendment to Form 10-K
      The following sections of the Form 10-K have been revised to reflect the restatement: Item 6 (Selected Financial Data), Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Item 8 (Financial Statements and Supplementary Data). Additionally, Item 9A (Controls and Procedures) has been updated. In addition, in accordance with applicable SEC rules, this amended Annual Report on Form 10-K/ A includes updated certifications from our Chief

Executive Officer and Chief Financial Officer. Except to the extent relating to the restatement of our financial statements, other financial information described above and the discussion of controls and procedures in Item 9A, the financial statements and other disclosures in this Form 10-K/ A do not reflect any events that have occurred after the Form 10-K was initially filed on April 11, 2006.

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
      Other major raw materials we consume include PVC compounds, XLPE compounds, color concentrate, tin and other metals. We enter into long-term supply agreements on a wide variety of materials consumed. Supplies on all critical materials are currently adequate to meet our needs. The prices of a majority of these products are affected by world oil prices and world-wide supply and demand and have increased significantly in 2004 and 2005. Our contracts with customers for insulated wire do not include adjustments for fluctuations in the price of oil, PVC compounds or XLPE compounds. From January 1, 2005 to December 31, 2005, the price increases for PVC compounds and XLPE compounds for insulated wire continuing operations were 19.2% and 9.8%, respectively.
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
      We incurred net losses of $10.8 million, $2.3 million, $46.7 million, $133.3 million and $17.5 million for the five fiscal years ended December 31, 2005, 2004 (pro forma), 2003, 2002 and 2001, respectively. We may not achieve profitability in the near future, or at all. Our sales for continuing operations for the years ended December 31, 2005 and 2004 increased by $107.9 million and $162.1 million, respectively, however, $95.3 million and $86.4 million of the increase resulted from the increased average cost and selling price of copper and a lower proportion of tolled copper. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our net sales from continuing operations from 2001 through 2003 totaled $269.3 million, $252.3 million and $263.3 million for 2003, 2002 and 2001, respectively. We sought protection under Chapter 11 of the United States Bankruptcy Code in March 2004, and our equity ownership changed and a majority of our board of directors was replaced in connection with our reorganization.

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
      Our insulated wire segment uses polyvinyl chloride (“PVC”) compounds and cross-linked polyethylene (“XLPE”) compounds. The prices of a majority of these products are affected by world oil prices, which increased by 41.9% in 2005, and world-wide supply and demand. Our contracts with customers for insulated wire do not include adjustments for fluctuations in the price of oil, PVC compounds or XLPE compounds. From January 1, 2005 to December 31, 2005, the price increases for PVC compounds and XLPE compounds for insulated wire continuing operations were 19.2% and 9.8%, respectively.
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
      Listed below are the principal manufacturing and distribution facilities we operated as of December 31, 2005:

		Owned/
Location	Square Feet	Leased	Primary Products/End Use

BARE WIRE SEGMENT
Camden, New York	408,000	Owned	Single end, bunched, stranded, cabled and electroplated wire
Williamstown, New York	183,000	Owned	Single end, bunched, stranded and cabled wire
Bremen, Indiana	153,000	Owned	Bunched wire
Camden, New York	159,000	Leased(1)	Single end, bunched, stranded and cabled wire
Jordan, New York	117,000	Leased(1)	Single end, bunched, stranded, shielding and cabled wire
Rome, New York	107,000	Owned	Bunched, stranded, cabled and electroplated wire
Cazenovia, New York	54,000	Owned	Braided wire
El Paso, Texas	100,000	Owned	Bunched wire
El Paso, Texas	60,000	Owned	Bunched wire

		Owned/
Location	Square Feet	Leased	Primary Products/End Use

La Mirada, California	19,000	Leased(2)	Distribution
ENGINEERED WIRE — EUROPE SEGMENT
Saint-Chamond, France	60,000	Owned	Specialty braids, rope and cable products
Saint-Chamond, France	30,000	Owned	Specialty braids, rope and cable products
Vinovo, Italy	25,000	Owned	Braided wire
INSULATED WIRE SEGMENT:
Durango, Mexico	155,000	Owned	PVC, XLPE, bare wire
Cebu, Philippines	135,000	Owned	PVC, XLPE, bare wire
El Paso, Texas	101,000	Owned(3)

(1)	The leases on our Camden, New York and Jordan, New York facilities have remaining terms of approximately 6 years. During 1997, we purchased the notes that were collateralized by the Camden and Jordan properties from an unrelated creditor. We negotiated a payment schedule with the lessor which allows the lessor to retain title to the property until the termination of the lease, at which time we will have the option to purchase the properties for a nominal purchase price.

(2)	The lease expires April 30, 2007.

(3)	As of December 31, 2005, this facility was no longer being used in our operations but instead was being leased to Copperfield, LLC. On February 21, 2006, ownership of this property was transferred to Copperfield, LLC pursuant to the Asset Purchase Agreement.
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

Item 6.	Selected Financial Data
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

      On November 30, 2005, we sold and leased certain assets of our U.S. Insulated Wire Business to Copperfield LLC and ceased our insulated wire business in the U.S. See “Item 1. Business — U.S. Insulated Wire Business Sale” for information about our recent sale. Accordingly, the results of operations for the U.S. Insulated Wire Business have been shown as “discontinued operations” in the selected financial data.
      The Company has restated its consolidated financial statements as of and for the year ended December 31, 2005, and deferred taxes and associated valuation allowance at December 31, 2004, to correct errors in accounting for deferred income tax assets/liabilities, goodwill and the provision for income tax. See Note 1A to the consolidated financial statements.

	Successor Company		Predecessor Company

		For the Period	For the Period
	Year Ended	October 20	January 1
	December 31,	through	through	Year Ended December 31,
	2005	December 31,	October 19,
	Restated	2004	2004	2003	2002	2001

Consolidated Statements of Operations Data (in thousands)
Net sales	$539,285	$85,103	$346,310	$269,313	$252,304	$263,266
Operating expenses:
Costs of goods sold, exclusive of depreciation expense shown below	472,581	71,336	288,901	204,974	180,967	190,349
Selling, general and administrative expenses(1)	34,222	6,006	21,027	24,093	25,409	16,428
Depreciation	9,347	2,934	11,387	14,217	14,933	16,208
Amortization	3,709	825	1,751	2,498	2,370	5,732
Impairment, unusual and plant closing charges(2)	3,529	1,632	262	1,188	—	7,938
Reorganization expenses(3)	—	—	3,062	2,172	—	—
Goodwill impairment	—	—	—	2,973	3,853	—
Gain on sale of property, plant and equipment	(721)	(8)	(158)	—	(8)	(149)

Operating income	16,618	2,378	20,078	17,198	24,780	26,760
Bankruptcy reorganization items:
Bankruptcy reorganization expenses(3)	—	—	(12,710)	—	—	—
Gain from debt forgiveness(4)	—	—	259,252	—	—	—
Other income/(expense):
Interest expense (excluding interest of $20,959 on liabilities subject to compromise at October 19, 2004)	(13,350)	(2,586)	(14,625)	(39,722)	(34,259)	(33,603)

	Successor Company		Predecessor Company

		For the Period	For the Period
	Year Ended	October 20	January 1
	December 31,	through	through	Year Ended December 31,
	2005	December 31,	October 19,
	Restated	2004	2004	2003	2002	2001

Amortization of deferred financing costs	(646)	(127)	(6,813)	(4,873)	(2,123)	(1,346)
Other, net	(137)	39	(182)	(49)	(250)	(318)

Income/(loss) from continuing operations before income tax provision/(benefit) and cumulative effect of change in accounting principle	2,485	(296)	245,000	(27,446)	(11,852)	(8,507)
Income tax provision/(benefit)	3,762	(34)	666	291	33,955	(18,710)

Income/(loss) from continuing operations before cumulative effect of change in accounting principle	(1,277)	(262)	244,334	(27,737)	(45,807)	10,203
Income/(loss) from discontinued operations, net of income taxes of $(6,348), $0, $0, $0, $0 and ($2,150), respectively(5)	(9,542)	(10,500)	(7,026)	(19,001)	(32,987)	(27,707)

Income/(loss) before cumulative effect of change in accounting principle	(10,819)	(10,762)	237,308	(46,738)	(78,794)	(17,504)
Cumulative effect of change in accounting for goodwill net of tax benefit of $19,408	—	—	—	—	(54,504)	—

Net income/(loss)	$(10,819)	$(10,762)	$237,308	$(46,738)	$(133,298)	$(17,504)

Basic and diluted net income/(loss) per share:
Income (loss) from continuing operations	$(0.13)	$(0.03)	$244,334	$(27,737)	$(45,807)	$10,203
Loss from discontinued operations	(0.95)	(1.05)	(7,026)	(19,001)	(32,987)	(27,707)
Cumulative effect of accounting change	0.00	0.00	0	0	(54,504)	0

Net income/(loss)	$(1.08)	$(1.08)	$237,308	$(46,738)	$(133,298)	$(17,504)

	Successor Company		Predecessor Company

	As of
	December 31,	As of	As of December 31,
	2005	December 31,
	Restated	2004	2003	2002	2001

Consolidated Balance Data Sheet
Cash and cash equivalents	$5,422	$15,192	$25,981	$2,546	$8,017
Working capital	123,540	122,503	(298,649)	66,299	84,540
Total assets	368,686	394,207	392,335	363,510	511,943
Total debt	135,416	166,649	397,135	335,521	331,792
Total shareholders’ equity/(deficit)	152,813	166,381	(88,628)	(52,353)	77,581

	Successor Company		Predecessor Company

		For the Period	For the Period
		October 20	January 1
	Year Ended	through	through	Year Ended December 31,
	December 31,	December 31,	October 19,
	2005	2004	2004	2003	2002	2001

Other Financial Data(a):
Depreciation and amortization	$15,144	$3,594	$18,786	$25,138	$27,645	$36,475
Capital expenditures	6,973	2,088	7,775	13,970	11,505	25,968

(a)	Information based on total cash flows.

(1)	Includes non-cash compensation expense income related to stock appreciation of Holding Class A Common Stock (as defined herein) in the amount of $(10,393) for the year ended December 31, 2001.

(2)	Consists of charges related to the closure and consolidation of certain facilities and administrative and corporate reorganizations and impairment of fixed assets related to the plant consolidations of $3,529 for the year ended December 31, 2005, $1,632 in the period from October 20 through December 31, 2004, $262 in the period from January 1 through October 19, 2004, $1,188 in 2003, and $7,938 in 2001. (See Note 13 to our Consolidated Financial Statements included herein.)

(3)	Reorganization expenses consist primarily of legal and consulting fees, and Bankruptcy reorganization expenses consist of legal and consulting fees, key employee retention expenses, deferred financing fees offset by the premium on the 11.75% Series B Senior Subordinated Notes.

(4)	In connection with the reorganization plan, we recorded a gain from debt forgiveness in respect of the exchange of our 11.75% Senior Subordinated Notes of $150,000, 11.75% Series B Senior Subordinated Notes of $150,000 and 14% Senior Subordinated Notes of $5,000 plus accrued interest at the time of filing bankruptcy (March 24, 2004) on these debt instruments of $29,359 for the 10% Secured Senior Subordinated Notes of $75,000.

(5)	Includes loss on discontinued operations from the U.S. Insulated Wire Business of $9,542, $10,500, $7,026, $12,072, $28,987 and $24,857 for the year ended December 31, 2005, the period October 20 through December 31, 2004, the period January 1 through October 19, 2004, the years ended December 31, 2003, 2002 and 2001, respectively. Includes loss for the Wire Harness Product Liability (see Notes 9 and 17) claims of $6,929, $4,000 and $2,850 in the years ended December 31, 2003, 2002 and 2001, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

      The Company has restated its consolidated financial statements as of and for the year ended December 31, 2005, and deferred taxes and associated valuation allowance at December 31, 2004, to correct errors in accounting for deferred income tax assets/liabilities, goodwill and the provision for income tax. See Note 1A to the consolidated financial statements.
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
      Our expenses in producing these products fall into three main categories — raw materials, including copper and insulating material (PVC and XLPE compounds), labor and to a lesser extent utilities. Copper is the primary raw material incorporated in all of our products. As a world traded commodity, copper prices have historically been subject to fluctuations. Copper prices are affected by a number of factors, including worldwide demand, mining and transportation capacity and political instability. Copper supply is generally affected by the number and capacity of the mines that produce copper. For instance, production problems at a single major mine can impact worldwide supply and prices. Copper prices have increased from 2004 levels as a result of a combination of higher demand in China and disruption in mining production from several factors including an earthquake in Chile and labor stoppages at certain mines in Africa, Canada and the U.S. The average price per pound of copper based upon The New York Mercantile Exchange, Inc. (“COMEX”) increased to $1.68 per pound for the year ended December 31, 2005 from $1.29 per pound for the year ended December 31, 2004. We attempt, where possible, to minimize the impact of these fluctuations on our profitability through pass-through arrangements with our customers, which are based on similar variations of monthly copper price formulas. These formulas for our insulated wire customers do not, however, include adjustments for the fluctuations in the premiums charged to convert copper cathode to copper rod and deliver it to the required location. We believe that higher premiums may continue and that we may be unable to pass-through these costs to our customers for the foreseeable future. For the year ended December 31, 2005, the premium to convert copper cathode to copper rod for insulated wire continuing operations increased by 25.4%. As noted below, a severe increase in the price of copper can have a negative impact on our liquidity.
      Other major raw materials we consume include PVC and XLPE compounds. The prices of these items are generally affected by world oil prices and world-wide supply and demand and have increased significantly in 2004 and 2005. World oil prices are impacted by a number of factors, including seasonal fluctuations, political instability and meteorological events. For the year ended December 31, 2005, the price of a barrel of oil increased 41.9%. Correspondingly, from January 1, 2005 to January 1, 2006, the price of PVC compounds and XLPE compounds for insulated wire continuing operations increased 19.2% and 9.8%, respectively. Our contracts with customers for insulated wire do not include adjustments for fluctuations in the price of oil, PVC compounds or XLPE compounds. We believe that higher component costs may continue and that we may be unable to pass-through these costs to our customers for the foreseeable future.
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
      The following table sets forth certain statement of operations data in millions of dollars and percentage of net sales for the periods indicated:

	Successor				Successor
	Company				Company		Predecessor Company

	For the Year				For the Period
	Ended				October 20		For the Period
	December 31,				through		January 1		For the Year
	2005		Pro Forma Year		December 31,		through		Ended
	Restated		December 31, 2004		2004		October 19, 2004		December 31, 2003

			(Unaudited)
Net sales	$539.3	100%	$431.4	100.0%	$85.1	100.0%	$346.3	100.0%	$269.3	100.0%
Operating expenses:
Cost of goods sold, exclusive of depreciation expense shown below	472.6	87.6%	360.2	83.5%	71.3	83.8%	288.9	83.4%	205.0	76.1%
Selling, general and administrative expenses	34.2	6.3%	27.5	6.4%	6.0	7.0%	21.0	6.1%	24.1	9.0%
Depreciation and amortization	13.1	2.4%	14.4	3.3%	3.8	4.5%	13.1	3.8%	16.7	6.2%
Impairment and plant closing charges	3.5	0.7%	1.9	0.4%	1.6	1.9%	0.2	0.0%	1.2	0.4%
Reorganization expenses	—	—%	3.1	0.7%	—	—%	3.1	0.9%	2.1	0.8%
Goodwill impairment	—	—%	—	—%	—	—%	—	—%	3.0	1.1%
Gain on sale of property, plant and equipment	(0.7)	(0.1)%	(0.2)	(0.0)%	—	—%	(0.1)	—%	—	—%

Operating income	16.6	3.1%	24.5	5.7%	2.4	2.8%	20.1	5.8%	17.2	6.4%
Bankruptcy reorganization items:
Bankruptcy reorganization expenses	—	—%	—	—%	—	—%	(12.7)	(3.7)%	—	—%
Gain from debt forgiveness	—	—%	—	—%	—	—%	259.3	74.9%	—	—%
Other income/(expense):
Interest expense (excluding interest of $21.0 and $0.8 on liabilities subject to compromise at October 19, 2004 and March 31, 2004, respectively)	(13.4)	(2.5)%	(12.1)	(2.8)%	(2.6)	(3.1)%	(14.6)	(4.2)%	(39.7)	(14.7)%
Amortization of deferred financing costs	(0.6)	(0.1)%	(0.5)	(0.1)%	(0.1)	(0.1)%	(6.8)	(2.0)%	(4.8)	(1.8)%
Other, net	(0.1)	—%	(0.1)	(0.0)%	—	—%	(0.2)	(0.0)%	(0.1)	—%

Income/(loss) from continuing operations before income tax provision (benefit)	2.5	0.5%	11.8	2.7%	(0.3)	(0.4)%	245.1	70.8%	(27.4)	(10.1)%

Successor	Successor
Company	Company	Predecessor Company

For the Year	For the Period
Ended	October 20	For the Period
December 31,	through	January 1	For the Year
2005	Pro Forma Year	December 31,	through	Ended
Restated	December 31, 2004	2004	October 19, 2004	December 31, 2003

(Unaudited)
Income tax provisions/(benefit)	3.8	0.7%	4.3	1.0%	—	—%	0.7	0.2%	0.3	0.1%

Income/(loss) from continuing operations	(1.3)	(0.2)%	7.5	1.7%	(0.3)	(0.4)%	244.4	70.6%	(27.7)	(10.2)%
Loss from discontinued operations, net of income taxes of ($6.8), $0, $0, $0 and $0, respectively	(9.5)	(1.8)%	(9.8)	(2.3)%	(10.5)	(12.3)%	(7.1)	(2.1)%	(19.0)	(7.1)%

Net income/(loss)	$(10.8)	(2.0)%	$(2.3)	(0.6)%	$(10.8)	(12.7)%	$237.3	68.5%	$(46.7)	(17.3)%

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
      The income tax provision of $3.8 million for the year ended December 31, 2005 primarily consists of the recording of tax liabilities of $7.1 million for the Company’s earnings no longer considered permanently re-invested in the Cebu, Philippines operation and other items of $0.7 million net, offset by the reversal of the domestic valuation allowance of $4.0 million. For the pro forma year ended December 31, 2004, the tax provision of $4.3 million represents a 40% effective tax rate and no consideration was given to our deferred tax assets, including net operating loss carryforwards in the pro forma calculations.
      Loss from discontinued operations was $9.5 million and $9.8 million for the years ended December 31, 2005 and 2004, respectively. These amounts represent the results of operations of the U.S. Insulated Wire Business that was sold in November 2005. The decrease in the loss of $0.3 million was primarily the result of a $6.8 million tax benefit in 2005 partially offset by lower sales volume, increased cost for insulating compound materials and impairment of identifiable intangibles.
      Net loss of $10.8 million was recorded for the year ended December 31, 2005 compared to a $2.3 million pro forma net loss for 2004. The increase of net loss by $8.5 million in 2005 was due to lower operating income, increased income tax effects related to the pro forma adjustments and the greater loss from discontinued operations.

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

Deferred Taxes
      We establish deferred tax assets and liabilities based on profits or losses in each jurisdiction in which we operate. Associated valuation allowances reflect the likelihood of the recoverability of these assets. Our judgment of the recoverability of these assets is based primarily on historical results of operations, our estimate of current and expected future earnings as well as prudent and feasible tax planning strategies. Any reversal of valuation allowance that existed at October 20, 2004, the date we emerged from bankruptcy, will first offset goodwill, then intangible assets and then increase additional paid-in capital in accordance with SOP 90-7. In 2005, $9.1 million of the reversal of the valuation allowance that existed at October 20, 2004 reduced goodwill.
      As a result of the reorganization, the Company underwent an ownership change within the meaning of Section 382 of the Internal Revenue Code (IRC). As a result, the Company is subject to an annual limitation of approximately $8 million on the amount of NOL and credit carryforwards which the Company may utilize in the U.S.
      A debtor is not required to include gain on the discharge of debt in income if the debt discharge occurs in bankruptcy. However, IRC Section 108 requires that the debtor’s NOL, capital and credit carryovers first be reduced and then tax basis in assets be reduced. The Company expects to reduce available current year tax losses and NOL carryforwards by approximately $102 million as a result of the bankruptcy reorganization. After consideration of this reduction, the Company expects to have NOL carryforwards of approximately $53 million as of December 31, 2005, available to offset future federal taxable income. These NOL carryforwards expire in varying amounts in the years 2022 to 2025 if not utilized.

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
      Net cash used in investing activities for capital expenditures was $7.0 million for the year ended December 31, 2005, compared to $2.1 million for the period October 20 through December 31, 2004, primarily from an increase for normal replacement and cost reduction expenditures in 2005 in all three segments due to more days in the 2005 period compared to the 2004 period. We anticipate making additional capital expenditures in 2006 to fund our expansion plans. Proceeds from the sale of property, plant and equipment for the year ended December 31, 2005 included $4.3 million from the sale of insulated wire assets.
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
      Other major raw materials we consume include PVC compounds and XLPE compounds. The prices of these items are generally affected by world oil prices and worldwide supply and demand and increased significantly in 2004 and 2005. World oil prices are impacted by a number of factors, including seasonal fluctuations, political instability and meteorological events. In 2005, the price of a barrel of oil increased 41.9%. Correspondingly, in 2005, the price increases for PVC compounds and XLPE compounds for insulated wire continuing operations were 19.2% and 9.8%, respectively. Our contracts with customers for insulated wire do not include adjustments for fluctuations in the price of oil, PVC compounds or XLPE compounds. We believe higher compound costs may continue.

Item 8.	Financial Statements and Supplementary Data.
INTERNATIONAL WIRE GROUP, INC.
INDEX

Audited Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm	45
Balance Sheets as of December 31, 2005 (Restated) and December 31, 2004	47
Statements of Operations for the Year Ended December 31, 2005 (Restated), for the Periods from October 20 through December 31, 2004 (Successor) and January 1 through October 19, 2004, and for the Year Ended December 31, 2003 (Predecessor)	48
Statements of Changes in Stockholders’ Equity for the Year Ended December 31, 2005 (Restated), for the Periods from October 20 through December 31, 2004 (Successor) and January 1 through October 19, 2004, and for the Year Ended December 31, 2003 (Predecessor)	49
Statements of Cash Flows for the Year Ended December 31, 2005, (Restated) for the Periods from October 20 through December 31, 2004 (Successor) and January 1 through October 19, 2004, and for the Year Ended December 31, 2003 (Predecessor)	50
Notes to Consolidated Financial Statements	51

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
      As discussed in Note 1A to the consolidated financial statements, the Company has restated its consolidated financial statements as of and for the year ended December 31, 2005.

/s/ PricewaterhouseCoopers LLP
Syracuse, New York
April 11, 2006, except as to Note 1A to the consolidated financial statements as to which the date is April 27, 2007.

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

/s/ PricewaterhouseCoopers LLP
Syracuse, New York
April 11, 2006

INTERNATIONAL WIRE GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	December 31,
	Restated	2004

	(In thousands, except
	for share data)
ASSETS
Current assets:
Cash and cash equivalents	$5,422	$15,192
Accounts receivable, less allowance of $3,036 and $4,060	98,296	70,609
Inventories	56,874	83,319
Prepaid expenses and other	10,112	11,118
Asset held for sale	1,975	—
Deferred income taxes	20,218	—

Total current assets	192,897	180,238
Property, plant and equipment, net	85,440	104,132
Goodwill	62,307	71,359
Identifiable intangibles, net	21,358	27,898
Deferred financing costs, net	2,457	3,075
Restricted cash	1,922	3,107
Other assets	2,305	4,398

Total assets	$368,686	$394,207

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$228	$1,341
Accounts payable	33,865	12,751
Accrued and other liabilities	17,261	23,374
Accrued payroll and payroll related items	4,737	6,190
Customers’ deposits	11,428	12,376
Accrued interest	1,838	1,703

Total current liabilities	69,357	57,735
Long-term debt, less current maturities	135,188	165,308
Other long-term liabilities	3,558	4,783
Deferred income taxes	7,770	—

Total liabilities	215,873	227,826

Stockholders’ equity: Common stock, $.01 par value, 20,000,000 shares authorized, 10,000,002 issued and outstanding	100	100
Contributed capital	175,600	175,600
Accumulated (deficit)	(21,581)	(10,762)
Accumulated other comprehensive income/(loss)	(1,306)	1,443

Total stockholders’ equity	152,813	166,381

Total liabilities and stockholders’ equity	$368,686	$394,207

See accompanying notes to the consolidated financial statements.

INTERNATIONAL WIRE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor	Successor	Predecessor	Predecessor
	Company	Company	Company	Company

	For the Year	For the Period	For the Period
	Ended	October 20	January 1	For the Year
	December 31,	through	through	Ended
	2005	December 31,	October 19,	December 31,
	Restated	2004	2004	2003

	(In thousands, except per share amount)
Net sales	$539,285	$85,103	$346,310	$269,313
Operating expenses:
Cost of goods sold, exclusive of depreciation expense shown below	472,581	71,336	288,901	204,974
Selling, general and administrative expenses	34,222	6,006	21,027	24,093
Depreciation	9,347	2,934	11,387	14,217
Amortization	3,709	825	1,751	2,498
Impairment and plant closing charges	3,529	1,632	262	1,188
Reorganization expenses	—	—	3,062	2,172
Goodwill impairment	—		—	2,973
Gain on sale of property plant and equipment	(721)	(8)	(158)	—

Operating income	16,618	2,378	20,078	17,198
Bankruptcy reorganization items:
Bankruptcy reorganization (expense)	—	—	(12,710)	—
Gain from debt forgiveness	—	—	259,252	—
Other income/(expense):
Interest expense (excluding interest of $20,959 on liabilities subject to compromise at October 19, 2004)	(13,350)	(2,586)	(14,625)	(39,722)
Amortization of deferred financing costs	(646)	(127)	(6,813)	(4,873)
Other, net	(137)	39	(182)	(49)

Income/(loss) before income tax provision	2,485	(296)	245,000	(27,446)
Income tax provision/(benefit)	3,762	(34)	666	291

Income/(loss) from continuing operations	(1,277)	(262)	244,334	(27,737)
Loss from discontinued operations, net of income taxes of $(6,348), $0, $0 and $0, respectively	(9,542)	(10,500)	(7,026)	(19,001)

Net income/(loss)	$(10,819)	$(10,762)	$237,308	$(46,738)

Basic and diluted net income/(loss) per share:
Income/(loss) from continuing operations	$(0.13)	$(0.03)	$244,334	$(27,737)
Loss from discontinued operations	(0.95)	(1.05)	(7,026)	(19,001)

Net income/(loss)	$(1.08)	$(1.08)	$237,308	$(46,738)

Weighted average basic and diluted shares outstanding	10,000,002	10,000,002	1,000	1,000
See accompanying notes to the consolidated financial statements.

INTERNATIONAL WIRE GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

					Accumulated
			Carryover of		Other
	Common	Contributed	Predecessor	Accumulated	Comprehensive
	Stock	Capital	Basis	Deficit	Income/(loss)	Total

Balance Predecessor December 31, 2002	$—	$236,331	$(67,762)	$(220,791)	$(131)	$(52,353)
Capital contributed	—	7,000	—	—	—	7,000
Comprehensive income/(loss)
Net loss	—	—	—	(46,738)	—	(46,738)
Foreign currency translation adjustments, net of taxes of $0	—	—	—	—	3,463	3,463
Total comprehensive (loss)						(43,275)

Balance Predecessor December 31, 2003	—	243,331	(67,762)	(267,529)	3,332	(88,628)
Comprehensive income
Net income	—		—	237,308	—	237,308
Foreign currency translation adjustments, net of taxes of $0	—	—	—	—	283	283
Total comprehensive income						237,591

Balance Predecessor October 19, 2004	—	243,331	(67,762)	(30,221)	3,615	148,963
Fresh-start adjustments (Note 3)	100	(67,731)	67,762	30,221	(3,615)	26,737

Balance Successor October 20, 2004	100	175,600	—	—	—	175,700
Comprehensive income/(loss)
Net loss	—	—	—	(10,762)	—	(10,762)
Foreign currency translation adjustments, net of taxes of $0	—	—	—	—	1,443	1,443
Total comprehensive (loss)						(9,319)

Balance Successor December 31, 2004	100	175,600	—	(10,762)	1,443	166,381
Comprehensive income/(loss) — Restated
Net loss — Restated	—	—	—	(10,819)	—	(10,819)
Foreign currency translation adjustments, net of taxes of $0	—	—	—	—	(2,749)	(2,749)

Total comprehensive (loss) — Restated						(13,568)

Balance Successor December 31, 2005 — Restated	$100	$175,600	$—	$(21,581)	$(1,306)	$152,813

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL WIRE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor
		Successor	Predecessor	Predecessor
	For the Year
	Ended	For the Period	For the Period	For the Year
	December 31, 2005	October 20 through	January 1 through	Ended
	Restated	December 31, 2004	October 19, 2004	December 31, 2003

		(In thousands)
Cash flows provided by/(used in) operating activities:
Net income/(loss)	$(10,819)	$(10,762)	$237,308	$(46,738)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Gain from debt forgiveness	—	—	(259,252)	—
Depreciation	10,531	2,467	16,320	21,510
Amortization	4,613	1,127	2,466	3,628
Amortization of deferred financing costs	646	127	6,813	4,873
Provision for doubtful accounts	417	83	242	1,025
(Gain) on sale of property, plant and equipment	(721)	(16)	(192)	(8)
Impairment of long-lived assets	11,846	4,671	—	2,377
Goodwill impairment	—	—	—	2,973
Deferred income taxes	(3,396)	—	—	—
Change in assets and liabilities:
Accounts receivable	(29,767)	4,541	(8,483)	(6,666)
Inventories	25,561	4,337	(20,072)	2,492
Prepaid expenses and other assets	568	(978)	(3,844)	(1,567)
Accounts payable	21,770	(4,658)	2,976	(10,356)
Accrued and other liabilities	688	5,671	(4,098)	7,037
Accrued payroll and payroll related items	(1,453)	558	2,999	(587)
Customers’ deposits	(948)	(1,982)	1,915	(1,973)
Accrued interest	135	1,667	7,224	18,389
Other long-term liabilities	(767)	529	(139)	(3,320)

Net cash provided by/(used in) operating activities before reorganization activities	28,904	7,382	(17,817)	(6,911)
Cash flows provided by (used in) reorganization activities	(6,439)	(3,489)	6,976	—

Net cash provided by/(used in) operating activities	22,465	3,893	(10,841)	(6,911)
Cash flows used in investing activities:
Capital expenditures	(6,973)	(2,088)	(7,775)	(13,970)
Proceeds from sale of property, plant and equipment	5,100	16	192	8
Restricted cash	1,186	—	(1,492)	(15,094)

Net cash used in investing activities	(687)	(2,072)	(9,075)	(29,056)
Cash flows provided by/(used in) financing activities:
Borrowings under long-term obligations	61,091	(6,317)	91,593	79,477
Repayment under long term obligations	(92,324)	6,979	(82,000)	(16,888)
Financing fees and other	(28)	(523)	(2,642)	(4,008)

Net cash provided by (used in) financing activities	(31,261)	139	6,951	58,581
Effects of exchange rate changes on cash and cash equivalents	(287)	(99)	315	821

Net change in cash and cash equivalents	(9,770)	1,861	(12,650)	23,435
Cash and cash equivalents at beginning of the period	15,192	13,331	25,981	2,546

Cash and cash equivalents at end of the period	$5,422	$15,192	$13,331	$25,981

Supplemental disclosure of cash flow information:
Interest paid	$13,361	$915	$8,218	$23,625

Net taxes paid	$810	$48	$761	$187

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

INTERNATIONAL WIRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1A.	Restatement
      The Company has restated its consolidated financial statements as of and for the year ended December 31, 2005, and deferred taxes and associated valuation allowance at December 31, 2004, to correct errors in accounting for deferred income taxes that were recorded against goodwill and the provision for income tax.
      The errors at December 31, 2004 arose from:

1.	an understatement of deferred tax assets of $2,354 related to inventory resulting from errors in recording fresh start accounting entries reflecting book and tax basis differences arising from the valuation of inventory at October 20, 2004 (the “fresh start” date);

2.	an overstatement of net operating loss (“NOL”) carry forwards of $1,151 at the Company’s French subsidiary and adjustments to accrued liabilities book and tax basis differences of $285;

3.	an overstatement of deferred tax liabilities for fixed assets of $5,582 resulting from errors in the computation of timing differences for cumulative depreciation between book and tax records; and

4.	an overstatement of intangible asset deferred tax liabilities of $864 due to the omission of the tax bases of an intangible asset and of taxable goodwill in the computation of cumulative timing differences.
      The impact of correcting these errors results in an increase in net deferred tax assets at December 31, 2004, before valuation allowance, of $7,934. The Company had previously concluded at December 31, 2004 that it was more likely than not that it would not be able to realize the benefit of its deferred tax assets and as a result a full valuation allowance was recorded. Accordingly, as a result of the above corrections, a corresponding increase in valuation allowance of $7,934 has been recorded. As a result there is no net impact to the statement of operations for the year ended December 31, 2004 or total assets, liabilities or stockholders’ equity at December 31, 2004.
      The Company’s disposition of its U.S. Insulated Wire business, including tangible assets, in December 2005 resulted in the realization of the fixed asset and inventory adjustments noted above and a resulting increase in the Company’s cumulative NOL at December 31, 2005. Upon the release of the valuation allowance in the fourth quarter of the year ended December 31, 2005 (see Note 12), in accordance with SOP 90-7 the release of this valuation allowance is recorded as a reduction to goodwill created at the fresh start date. As a result of the above incremental deferred taxes and valuation allowance recorded at the fresh start date, the Company has recorded an incremental adjustment to reduce goodwill by $9,052 at December 31, 2005.
      The Company has also identified a reduction in the income tax provision for continuing operations for the year ended December 31, 2005 of $839 relating primarily to the losses of a subsidiary which were erroneously not included in the computation of the provision for U.S. taxes originally recorded for the year then ended. The Company also identified an increase in the income tax provision of $472 relating to an error in not applying a change in state tax law in 2005 that impacted the applicable rate used to compute deferred income tax assets and liabilities.

INTERNATIONAL WIRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table presents the impact of the restatement:

	As Previously
	Reported	Restated

Consolidated Statement of Operations:
Year ended December 31, 2005
Income tax provision from continuing operations	4,129	3,762
Loss from continuing operations	(1,644)	(1,277)
Net loss	(11,186)	(10,819)
Basic and diluted net loss per share from continuing operations	$(0.17)	$(0.13)
Basic and diluted net loss per share	$(1.12)	$(1.08)
Consolidated Balance Sheet:
As of December 31, 2005
Current deferred tax asset	8,900	20,218
Total current assets	181,579	192,897
Goodwill	71,193	62,307
Total assets	366,254	368,686
Non-current deferred tax liability	5,705	7,770
Total liabilities	213,808	215,873
Accumulated deficit	(21,948)	(21,581)
Total stockholders’ equity	152,446	152,813
Total liabilities and stockholders’ equity	366,254	368,686
Consolidated Statement of Cash Flows:
Year ended December 31, 2005
Net income/(loss)	(11,186)	(10,819)
Deferred income taxes	(3,029)	(3,396)
2004 income taxes (Note 12)
Deferred tax assets:
Accounts receivable reserves	1,522	1,522
Inventories	(1,170)	1,184
Accrued liabilities not yet deductible	7,340	7,699
Net operating loss carryforward	13,146	11,995
Postretirement benefits	98	98
Other	181	105

	21,117	22,603
Valuation allowance	(6,773)	(14,707)

	14,344	7,896
Deferred tax liabilities-depreciation and amortization	14,344	7,896

Net deferred tax asset	$0	$0

      Certain other Notes appearing in these consolidated financial statements were impacted by these corrections. Refer to Notes 4, 7, 12, 16 and 19.

2.	Voluntary Bankruptcy Filing and Plan of Reorganization
      On March 24, 2004, the Predecessor entered into a lock-up and voting agreement with a majority in principal amount of the then bondholders, including the members of an Ad Hoc Committee of Bondholders and its then largest equity holder, to effect a pre-negotiated plan of reorganization. In order to

INTERNATIONAL WIRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

INTERNATIONAL WIRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

INTERNATIONAL WIRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

INTERNATIONAL WIRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

INTERNATIONAL WIRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

INTERNATIONAL WIRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

INTERNATIONAL WIRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

INTERNATIONAL WIRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

	Successor		Predecessor

	For the Year	October 20		For the Year
	Ended	to	January 1 to	Ended
	December 31,	December 31,	October 19,	December 31,
	2005	2004	2004	2003

	Restated
Pro forma net income/(loss)
Reported net income/(loss)	$(10,819)	$(10,762)	$237,308	$(46,738)
Add: Stock-based employee compensation expense included in reported income, net of related tax effects	—	—	—	—
Less: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	—	—	(179)	(207)

Pro forma net income/(loss)	$(10,819)	$(10,762)	$237,129	$(46,945)

Basic and diluted net income/(loss) per share	$(1.08)	$(1.08)	$237,129	$(46,945)

      The Company has estimated the fair value of its granted stock options by applying the following weighted average assumptions:

	Successor		Predecessor

	For the Year Ended	October 20 to	January 1 to	For the Year Ended
	December 31, 2005	December 31, 2004	October 19, 2004	December 31, 2003

Risk-free interest rate	3.5%-4.6%	—	3.5%	3.0%
Expected dividend yield	0	—	0	0
Expected option term	5 years	—	5 years	5 years
Volatility	52.6%	—	65.0%	0.0%
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

7.	Goodwill and Intangible Assets, Net
      The changes in the carrying amount of goodwill are as follows:

	December 31,	December 31,
	2005	2004

	Restated
Balance, beginning of period	$71,359	$71,359
Reversal of deferred income tax valuation allowance	(9,052)	—

Balance, end of period	$62,307	$71,359

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
      Scheduled maturities of debt at December 31, 2005 are as follows:

2004

2006	$228
2007	—
2008	—
2009	60,188
2010	—
Thereafter	75,000

Total	$135,416

12.	Income Taxes
      The Company accounts for income taxes in accordance with the provisions of SFAS No. 109. The provision (benefit) for income taxes is as follows:

	Successor		Predecessor

	For the Year	October 20	January 1	For the Year
	Ended	through	through	Ended
	December 31,	December 31,	October 19,	December 31,
	2005	2004	2004	2003

	Restated
Current
Federal	$7,844	$—	$—	$—
State	1,124	—	—	291
Foreign	807	(34)	666	—

	9,775	(34)	666	291

Deferred
Federal	(5,675)		—	—
State	(338)	—	—	—
Foreign	—	—	—	—

	(6,013)	—	—	—

Income tax provision (benefit) for continuing operations	3,762	(34)	666	291
Tax expense (benefit) on discontinued operations	(6,348)	—	—	—

Total provision (benefit)	$(2,586)	$(34)	$666	$291

INTERNATIONAL WIRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The U.S. and foreign components of income/(loss) before income taxes were as follows:

	Successor		Predecessor

	For the Year	October 20	January 1,	For the Year
	Ended	through	through	Ended
	December 31,	December 31,	October 19,	December 31,
	2005	2004	2004	2003

Domestic	$(18,674)	$(9,697)	$232,471	$(42,749)
Foreign	5,269	(1,099)	5,503	3,231

Income/(loss) before income taxes provision (benefit)	$(13,405)	$(10,796)	$237,974	$(39,518)

      Reconciliation between the statutory income tax rate and effective tax rate is summarized below:

	Successor		Predecessor

	For the Year	October 20	January 1,	For the Year
	Ended	through	through	Ended
	December 31,	December 31,	October 19,	December 31,
	2005	2004	2004	2003

	Restated
U.S. Federal statutory rate at 35%	$(4,692)	$(3,779)	$83,291	$(13,831)
State taxes, net of federal effect	(579)	(461)	(415)	(2,119)
Foreign rate differential	6,046	(539)	(1,378)	(1,764)
Disregarded entity loss deductible in U.S.	(660)	—	—	—
Nondeductible expenses	322	147	4,265	37
Nondeductible amortization of intangibles	—	—	286	—
Non-includable reorganization income	—	—	(88,813)	—
Change in U.S. valuation allowance	(3,692)	4,724	(27,799)	18,504
Reduction in available net operation loss carryforward	—	—	31,011	—
Change in effective rate on deferred income taxes	975	—	—	—
Other	(306)	(126)	218	(536)

	$(2,586)	$(34)	$666	$291

INTERNATIONAL WIRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The tax effects of significant temporary differences representing deferred tax assets and liabilities are as follows:

	Successor

	December 31,	December 31,
	2005	2004

	Restated	Restated
Deferred tax assets:
Accounts receivable reserves	$1,069	$1,522
Inventories	5,198	1,184
Accrued liabilities not yet deductible	6,655	7,699
Net operating loss carryforward	22,479	11,995
Postretirement benefits	89	98
Other	115	105

	35,605	22,603
Valuation allowance	(2,493)	(14,707)

	33,112	7,896

Deferred tax liabilities
Depreciation and amortization	16,377	7,896
Unremitted earnings in the Philippines	4,287	—

	20,664	7,896

Net deferred tax asset	$12,448	$0

Net current deferred tax assets	$20,218	$—
Net noncurrent deferred tax liabilities	(7,770)	—

Total net deferred tax assets	$12,448	$—

      Net deferred taxes at December 31, 2004 were $0 after valuation allowance. During the period subsequent to reorganization, the Company underwent significant changes in its structure which impacted its future outlook, including emergence from bankruptcy and the sale of its U.S. insulated wire business. The Company evaluated the historical performance of its remaining business at December 31, 2005 and its future outlook and determined that it was now more likely than not that it would realize the benefit of its deferred tax assets. Accordingly, the Company released its U.S. valuation allowance.
      A valuation allowance is required against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. During 2005, the valuation allowance on the U.S. deferred tax assets was reversed since based upon the weight of available evidence, it was determined that it is more likely than not the tax benefit will be realized. In accordance with SOP 90-7, the valuation allowance established in fresh-start reporting upon emergence from bankruptcy of $9,052 has offset goodwill. The remaining change in the U.S. valuation allowance established subsequent to October 20, 2004 of $3,692 was released as a tax benefit in continuing operations. Valuation allowances continue to be recorded in certain foreign jurisdictions against NOL’s and other deferred tax assets since it is not more likely than not the tax benefits will be realized. In 2005, the foreign valuation allowance increased by $530 to $2,493 as of December 31, 2005. Any reversal of valuation allowance established in fresh-start reporting upon emergence from bankruptcy remaining on foreign deferred tax assets will first offset goodwill, then intangible assets and then increase additional paid-in capital in accordance with SOP 90-7.
      The valuation allowance for deferred taxes was $2,493, $14,707, $9,983 and $66,749 at December 31, 2005, December 31, 2004, October 20, 2004 and December 31, 2003 respectively. The Company recorded net changes to the valuation allowance of ($12,214), $4,724, $0 and $66,749 for the periods January 1,

INTERNATIONAL WIRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2005 through December 31, 2005, October 20 through December 31, 2004, January 1 through October 19, 2004 and January 1, 2003 through December 31, 2003, respectively.
      The Company has unremitted earnings of foreign subsidiaries that relate to its operations in the Philippines. The Company is continuing to explore strategic alternatives for exiting the remainder of its insulated wire business, which includes its operations in the Philippines. Therefore, these unremitted earnings are no longer considered to be permanently reinvested outside the United States and US deferred taxes of approximately $4,300 have been provided thereon as of December 31, 2005.
      The American Jobs Creation Act of 2004 (the “Jobs Act”), enacted on October 22, 2004, provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction would result in an approximate 5.25% federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by the Company’s chief executive officer and approved by the Company’s board of directors. Certain other criteria in the Jobs Act must also be satisfied. The Company has determined that no foreign earnings will be repatriated under the Jobs Act.
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
      As of December 31, 2005, the Company’s U.S. net operating loss (“NOL”) carryovers of approximately $52,900 expire in periods ranging from the year 2022 through the year 2025. As a result of the reorganization, the Company underwent an ownership change within the meaning of Section 382 of the Internal Revenue Code (“IRC”). The Company is subject to an annual limitation of approximately $8,100 on the amount of net operating loss carryforward of the Predecessor Company of $29,200, which the Company may utilize in the U.S.
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

INTERNATIONAL WIRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      The Company leases certain property, transportation vehicles and other equipment under operating leases. Total rental expense under operating leases was $3,939, $2,719, $4,209 and $4,246 for the year ended December 31, 2005, for the periods from October 20 through December 31, 2004 and from January

INTERNATIONAL WIRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
1 through October 19, 2004 and for the year ended December 31, 2003, respectively. Future minimum lease payments under operating leases for the years ended December 31 are:

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

INTERNATIONAL WIRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

INTERNATIONAL WIRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Summarized financial information for the Company’s reportable segments is as follows:

		Engineered
		Wire-	Insulated
	Bare Wire	Europe	Wire	Corporate	Elimination	Total

Net sales
For the year ended December 31, 2005	$391,795	$38,845	$114,556	$—	$(5,911)	$539,285
For the period October 20 through December 31, 2004	62,580	7,039	16,764	—	(1,280)	85,103
For the period January 1 through October 19, 2004	246,201	30,584	75,010	—	(5,485)	346,310
For the year ended December 31, 2003	190,758	30,935	52,765	—	(5,145)	269,313

		Engineered
		Wire-	Insulated
	Bare Wire	Europe	Wire	Corporate	Elimination	Total

Operating income/(loss)
For the year ended December 31, 2005	$20,158	$1,378	$500	$(5,418)	$—	$16,618
For the period October 20 through December 31, 2004	2,761	(2,812)	2,429		—	2,378
For the period January 1 through October 19, 2004	18,161	1,785	2,851	(2,719)	—	20,078
For the year ended December 31, 2003	17,982	1,098	7,215	(9,097)	—	17,198
Goodwill
As of December 31, 2005 — Restated	62,307	—	—	—	—	62,307
As of December 31, 2004	71,359	—	—	—	—	71,359
Total assets
As of December 31, 2005 — Restated	245,465	28,230	67,075	32,517	(4,601)	368,686
As of December 31, 2004	237,066	31,559	105,939	20,936	(1,293)	394,207
      The following table presents sales by period and by geographic region based on the country in which the legal subsidiary is domiciled.

	Successor		Predecessor

	For the Year	October 20	January 1	For the Year
	Ended	through	through	Ended
	December 31,	December 31,	October 19,	December 31,
	2005	2004	2004	2003

United States	$385,884	$61,299	$240,716	$185,613
Europe	38,845	7,039	30,584	30,935
Mexico	40,619	5,731	20,191	9,796
Philippines	73,937	11,034	54,819	42,969

Total	$539,285	$85,103	$346,310	$269,313

INTERNATIONAL WIRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table presents property, plant and equipment by geographic region based on the location of the asset:

	December 31,	December 31,
	2005	2004

United States	$64,693	$78,294
Europe	7,916	9,479
Mexico	5,118	8,831
Philippines	7,713	7,528

Total	$85,440	$104,132

17.	Litigation
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

INTERNATIONAL WIRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

      For the periods prior to April 1, 2002, the Company’s product liability coverage is in excess of the insured claims outstanding. As of December 31, 2005 the total of such claims was less than $2,000 with an estimated liability related to these claims of less than $500. During 2004, new additional insured claims of approximately $5,000 were brought and settled by the insurance providers before year end and at no expense to the Company. As of December 31, 2003, the insured claims total was approximately $5,300 and insurance providers subsequently resolved approximately $3,300 of such claims for approximately $1,000 at no expense to the Company. As of December 31, 2005 and 2004, the Company had $75,000 of remaining insurance coverage under its excess umbrella policies for each of the insured years prior to April 1, 2002.
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
      Selected unaudited quarterly financial data for the year ended December 31, 2005, the periods from October 20 to December 31, 2004 and the Predecessor three quarters ended September 30, 2004 are as follows:

	2005

	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.

	Restated
	($ in thousands except per share amounts)
Net sales	$152,590	$138,958	$126,825	$120,912
Operating income	1,041	7,538	2,807	5,232
Income/(loss) from continuing operations	(1,131)	2,694	(1,902)	(938)
Income/(loss) from discontinued operations	108	(6,341)	(3,786)	477
Net income/(loss)	(1,023)	(3,647)	(5,688)	(461)
Earnings/(loss) per share
Basic and diluted	$(0.10)	$(0.36)	$(0.57)	$(0.05)

INTERNATIONAL WIRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Predecessor Company

	2004	2004

	October 20	October 1
	through	through
	December 31	October 19	3rd Qtr.	2nd Qtr.	1st Qtr.

	($ in thousands except per share amounts)
Net sales	$85,103	$32,975	$102,378	$109,636	$101,321
Operating income	2,378	9,052	6,043	2,312	2,671
Income/(loss) from continuing operations	(262)	253,934	1,629	(3,422)	(7,807)
Loss from discontinued operations	(10,500)	(792)	145	(266)	(6,113)
Net income/(loss)	(10,762)	253,142	1,774	(3,688)	(13,920)
Earnings/(loss) per share
Basic and diluted	$(1.08)	$253,142	$1,774	$(3,688)	$(13,920)
      The Company has restated its selected unaudited quarterly financial data for the fourth quarter of 2005 to correct errors in accounting for deferred income tax assets/liabilities, goodwill and the provision for income tax. See Note 1A to the consolidated financial statements.
      The following table presents the impact of the restatement:

	As Previously
4th Qtr. 2005	Reported	Restated

Income/(loss) from continuing operations	$(1,498)	$(1,131)
Net income/(loss)	(1,390)	(1,023)
Earnings/(loss) per share Basic and diluted	(0.14)	(0.10)

Item 9.	Changes in and Disagreement with Accountants on Accounting and Financial Disclosure.
      Not applicable.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
      Our Chief Executive Officer and Chief Financial Officer, with the participation of other members of management, conducted an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities and Exchange Act of 1934. Based upon the evaluation and because of the material weaknesses described below and our failure to file a Current Report on Form 8-K for certain changes in director compensation, our officers concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective. Notwithstanding the material weaknesses discussed below, the Company’s management has concluded that the financial statements included in this Form 10-K fairly present in all material respects the Company’s financial position and its results of operations for the periods presented in conformity with generally accepted accounting principles.
      As of December 31, 2005, we did not maintain effective controls over the evaluation and completeness of our deferred tax assets and liabilities, the associated valuation allowances established in previous years to reflect the likelihood of the recoverability of net deferred tax assets and the income tax provision (benefit) for continuing and discontinued operations. Specifically, we did not have effective controls in place to identify net operating loss carryforwards and the differences between book and tax accounting for fixed assets, certain inventory reserves and LIFO inventories and certain intangibles. This material weakness resulted in a restatement of the Company’s 2005 annual consolidated financial statements with respect to income taxes. In addition, this control deficiency could result in a material misstatement to the aforementioned accounts such as deferred tax assets, deferred tax liabilities, goodwill, and income tax provision (benefit) that would result in a material misstatement to the Company’s annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness. This material weakness existed throughout 2006 and at December 31, 2006.
      As of December 31, 2006, we did not maintain a sufficient number or personnel with an appropriate level of knowledge to adequately prepare the financial statements, which contributed to the following control deficiencies:

1. We did not have an adequate process in place to perform analysis and independent secondary review of complex or non-routine accounting matters, such as accounting for discontinued operations, certain aspects of debt modification, purchase accounting transactions and stock-based compensation.

2. We did not maintain an adequate process to analyze and review certain accrued liabilities and related expense accounts involving management’s judgments and estimates.

3. We did not maintain effective policies and procedures related to its financial close process to ensure that the presentation and disclosures in the financial statements were prepared and reviewed in a timely and accurate manner.
      A material weakness is a control deficiency or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. These control deficiencies, either individually or in the aggregate, could result in material misstatements to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that these control deficiencies combined constituted a material weakness.
Remediation Plan
      Our remediation plan for the deferred tax accounting weakness included a special project in which we staffed qualified outside tax and accounting consultants, beginning in the second quarter of 2006, to fully assess the material weakness. Management also obtained internal and external resources for the preparation of the 2006 quarter-end and year-end closings. The initial phase of the remediation plans has resulted in the restatement of the 2005 annual consolidated financial statements as more fully described in Amendment No. 1 to the Form 10-K for December 31, 2005 in Note 1A. We continue to strengthen our controls over income tax accounting with additional internal accounting and external resources through and including the preparation of the 2006 income tax provision and related footnote disclosures which were completed after December 31, 2006. To remediate the control weakness related to personnel, management has hired a Manager of Financial Reporting who possesses the technical qualifications to properly account for both non-routine and routine transactions. Management has additionally hired a Manager of Internal Audit/SOX to assist management in the proper implementation of adequate disclosure controls. Management, with the assistance of the Manager of Internal Audit/SOX, has developed, and will continue to develop, detailed control remediation steps for each of the deficiencies noted above and has begun implementation of those controls. Management will also conduct an analysis of the current financial reporting staff and validate that the roles and responsibilities have been properly allocated and assess the potential need for additional resources. Management will obtain those resources if deemed necessary.
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
2.                                             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON
FINANCIAL STATEMENT SCHEDULE
      To the Board of Directors and Shareholders of International Wire Group, Inc.:
      Our audits of the consolidated financial statements of International Wire Group, Inc. and its subsidiaries (Successor) at December 31, 2005 and December 31, 2004 and for the year ended December 31, 2005 and the period from October 20 through December 31, 2004 referred to in our report dated April 11, 2006, except as to Note 1A to the consolidated financial statements as to which the date is April 27, 2007, appearing in this Form 10-K/A also included an audit of the financial statement schedule listed in Item 15(a)2 of this Form 10-K/A. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

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
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON
FINANCIAL STATEMENT SCHEDULE
      To the Board of Directors and Shareholders of International Wire Group, Inc.:
      Our audits of the consolidated financial statements of International Wire Group, Inc. and its subsidiaries (Predecessor) for the period from January 1, through October 19, 2004 and for the year ended

December 31, 2003 referred to in our report dated April 11, 2006, appearing in this Form 10-K/A also included an audit of the financial statement schedule listed in Item 15(a)2 of this Form 10-K/A. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP
Syracuse, New York
April 11, 2006

FINANCIAL STATEMENT SCHEDULE
INTERNATIONAL WIRE GROUP, INC. (Predecessor)
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

				Collection Of
	Balance at			Previously
Allowance For Doubtful Accounts — Deducted	Beginning			Written off	Balance at
from Accounts Receivables in the Balance Sheet	of Period	Provision	Write-Offs	Accounts	End of Period

	(In thousands)
Year ended December 31, 2003	$7,080	$1,832	$(3,997)	$(16)	$4,899
Period January 1 through October 19, 2004	$4,899	$242	$(972)	$—	$4,169

3. Exhibits:

Exhibit
No.	Exhibit Description

2.1	Second Amended and Restated Joint Plan of Reorganization of International Wire Group, Inc., et. al., under Chapter 11 of the Bankruptcy Code, dated June 24, 2004.(7)
2.2	Stock Purchase Agreement, dated March 4, 2006, between Phelps Dodge Corporation, a New York corporation, and International Wire Group, Inc., a Delaware corporation.(13)
2.3	Amendment No. 1 to Stock Purchase Agreement, dated March 31, 2006, between Phelps Dodge Corporation, a New York corporation, and International Wire Group, Inc., a Delaware corporation.(14)
3.1	Amended and Restated Certificate of Incorporation of International Wire Group, Inc.(2)
3.2	Amended and Restated Bylaws of International Wire Group, Inc.(2)
4.1	Indenture, dated as of October 20, 2004, among International Wire Group, Inc., the guarantors party thereto, and BNY Midwest Trust Company, as Trustee.(2)
4.2	Form of 10% Secured Senior Subordinated Note due 2011 (included as Exhibit A to the Indenture filed as Exhibit 4.1 hereto).(2)
10.1	Loan and Security Agreement, dated as of October 20, 2004, among the borrowers and guarantors specified therein, the several lenders from time to time parties thereto and Congress Financial Corporation (Central), as agent.(2)
10.2	Loan and Security Agreement, dated as of October 20, 2004, among the borrowers and guarantors specified therein, the several lenders from time to time parties thereto and Silver Point Finance, LLC, as agent.(2)
10.3	Collateral Agreement, dated as of October 20, 2004, among International Wire Group, Inc., the subsidiaries of International Wire Group, Inc. identified therein, and BNY Midwest Trust Company, as collateral agent.(2)
10.4	Intercreditor Agreement, dated as of October 20, 2004, among Congress Financial Corporation (Central), as working capital loan and security agreement agent, Silver Point Finance, LLC, as term loan agreement agent, and BNY Midwest Trust Company, as trustee.(2)
10.5	Intercreditor Agreement, dated October 20, 2004, by and between Congress Financial Corporation (CENTRAL), in its capacity as agent pursuant to the working capital loan and security agreement for the lenders who are party from time to time thereto, and Silver Point Finance, LLC, in its capacity as collateral agent pursuant to the term loan agreement.(2)
10.6	International Wire Group, Inc. 2004 Stock Option Plan.(2)*
10.7	Amended and Restated Registration Rights Agreement, dated as of November 23, 2004, among International Wire Group, Inc. and the holders specified therein.(2)
10.8	Amended and Restated Employment Agreement, dated September 15, 2003, by and among International Wire Holding Company, International Wire Group, Inc., the other subsidiary parties thereto, and Joseph M. Fiamingo.(4)*
10.9	Second Amended and Restated Employment Agreement, dated June 30, 2005, between International Wire Group, Inc., the other subsidiary parties thereto, and Glenn J. Holler.(9)*
10.10	Amended and Restated Employment Agreement, dated March 14, 1995, between Omega Wire, Inc. and Rodney D. Kent.(6)*
10.11	Supply Contract, dated January 1, 2003, between Viasystems, Inc. and International Wire Group, Inc.(4)
10.12	First Amendment to Supply Contract, dated February 1, 2004, between Viasystems, Inc. and International Wire Group, Inc.(1)+
10.13	Letter Agreement regarding supply agreement, dated June 9, 2004, between Viasystems, Inc. and International Wire Group, Inc.(1)+
10.14	International Wire Group, Inc. Key Employee Retention Plan.(2)*
10.15	International Wire Group, Inc. Insulated Wire Division Retention Plan(1)*

Exhibit
No.	Exhibit Description

10.16	Monitoring and Oversight Agreement, dated June 12, 1995, among International Wire Holding Company, International Wire Group, Inc. and Hicks, Muse & Co. Partners, L.P.(6)
10.17	Consulting Agreement, dated November 15, 2004, between International Wire Group, Inc. and Whiterock Affiliates LLC(1)*
10.18	Compensation for William Lane Pennington(1)*
10.19	Nonqualified Stock Option Agreement, dated August 1, 2005, between International Wire Group, Inc. and William Lane Pennington.(10)*
10.20	Form of Indemnification Agreement(11)
10.21	Asset Purchase Agreement, dated November 30, 2005, among International Wire Group, Inc., a Delaware corporation, Wire Technologies, Inc., an Indiana corporation, and Copperfield, LLC., a Minnesota limited liability company.(12)
10.22	Amendment No. 1 to Loan and Security Agreement, dated as of March 31, 2006, among the borrowers and guarantors specified therein, the several lenders from time to time parties thereto and Wachovia Capital Finance Corporation (Central), formerly known as Congress Financial Corporation (Central).(14)
10.23	Amendment No. 1 to Loan and Security Agreement, dated as of March 31, 2006, among the borrowers and guarantors specified therein, the several lenders from time to time parties thereto and Silver Point Finance, LLC.(14)
10.24	Amendment No. 1 to Intercreditor Agreement, dated as of March 31, 2006, by and between Wachovia Financial Corporation (CENTRAL), in its capacity as agent pursuant to the working capital loan and security agreement for the lenders who are party from time to time thereto, and Silver Point Finance, LLC, in its capacity as collateral agent pursuant to the term loan agreement.(14)
10.25	Supplement No. 1 to the Indenture, dated as of March 31, 2006, among International Wire Group, Inc., the guarantors party thereto, and BNY Midwest Trust Company, as Trustee.(14)
10.26	Supplement No. 1 to the Collateral Agreement, dated as of March 31, 2006, among International Wire Group, Inc., the subsidiaries of International Wire Group, Inc. identified therein, and BNY Midwest Trust Company, as collateral agent.(14)
10.27	Letter agreement, dated April 4, 2006, between International Wire Group, Inc. and William Lane Pennington.(14)
21.1	Subsidiaries of International Wire Group, Inc.(15)
31.1	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registration Statement on Amendment No. 1 to Form S-1 of International Wire Group, Inc. filed May 10, 2005.

(2)	Incorporated by reference to the Registration Statement on Form S-1 of International Wire Group, Inc., filed November 23, 2004.

(3)	Incorporated by reference to the Annual Report on Form 10-K of International Wire Group, Inc., filed on March 31, 2003.

(4)	Incorporated by reference to the Quarterly Report on Form 10-Q of International Wire Group, Inc., filed on November 14, 2003.

(5)	Incorporated by reference to the Annual Report on Form 10-K405 of International Wire Group, Inc., filed on March 21, 2000.

(6)	Incorporated by reference to the Registration Statement on Form S-1 (33-93970) of International Wire Group, Inc. as declared effective by the Securities and Exchange Commission on September 29, 1995.

(7)	Incorporated by reference to the Form T-3 of International Wire Group, Inc. filed on July 29, 2004.

(8)	Incorporated by reference to the Registration Statement on Amendment No. 2 to Form S-1 of International Wire Group, Inc. filed June 24, 2005.

(9)	Incorporated by reference to the Registration Statement on Amendment No. 3 to Form S-1 of International Wire Group, Inc. filed July 21, 2005.

(10)	Incorporated by reference to the Registration Statement on Amendment No. 4 to Form S-1 of International Wire Group, Inc. filed August 2, 2005.

(11)	Incorporated by reference to the Quarterly Report on Form 10-Q of International Wire Group, Inc., filed on September 14, 2005.

(12)	Incorporated by reference to the Form 8-K of International Wire Group, Inc., filed on December 5, 2005.

(13)	Incorporated by reference to the Form 8-K of International Wire Group, Inc., filed on March 7, 2006.

(14)	Incorporated by reference to the Form 8-K of International Wire Group, Inc. filed on April 4, 2006.

(15)	Incorporated by reference to the Form 10-K of International Wire Group, Inc. filed on April 11, 2006.

*	Indicates a management contract or compensatory plan or arrangement.

+	Portions of this exhibit have been omitted pursuant to the Commission’s grant of a request for confidential treatment.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of April 30, 2007.

International Wire Group, Inc.

By:	/s/ Rodney D. Kent

Rodney D. Kent
Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and as of April 30, 2007.

Signature	Capacity

/s/ Rodney D. Kent Rodney D. Kent	Chief Executive Officer and Director

/s/ Glenn J. Holler Glenn J. Holler	Senior Vice President, Chief Financial Officer (Principal Accounting Officer) and Secretary

/s/ Mark Holdsworth Mark Holdsworth	Chairman of the Board

/s/ William Lane Pennington William Lane Pennington	Vice Chairman of the Board

/s/ Peter Blum Peter Blum	Director

/s/ David M. Gilchrist, Jr. David M. Gilchrist, Jr.	Director

/s/ David H. Robbins David H. Robbins	Director

/s/ Lowell W. Robinson Lowell W. Robinson	Director

/s/ John T. Walsh John T. Walsh	Director

EXHIBIT INDEX
      Exhibits:

Exhibit
No.	Exhibit Description

2.1	Second Amended and Restated Joint Plan of Reorganization of International Wire Group, Inc., et. al., under Chapter 11 of the Bankruptcy Code, dated June 24, 2004.(7)
2.2	Stock Purchase Agreement, dated March 4, 2006, between Phelps Dodge Corporation, a New York corporation, and International Wire Group, Inc., a Delaware corporation.(13)
2.3	Amendment No. 1 to Stock Purchase Agreement, dated March 31, 2006, between Phelps Dodge Corporation, a New York corporation, and International Wire Group, Inc., a Delaware corporation.(14)
3.1	Amended and Restated Certificate of Incorporation of International Wire Group, Inc.(2)
3.2	Amended and Restated Bylaws of International Wire Group, Inc.(2)
4.1	Indenture, dated as of October 20, 2004, among International Wire Group, Inc., the guarantors party thereto, and BNY Midwest Trust Company, as Trustee.(2)
4.2	Form of 10% Secured Senior Subordinated Note due 2011 (included as Exhibit A to the Indenture filed as Exhibit 4.1 hereto).(2)
10.1	Loan and Security Agreement, dated as of October 20, 2004, among the borrowers and guarantors specified therein, the several lenders from time to time parties thereto and Congress Financial Corporation (Central), as agent.(2)
10.2	Loan and Security Agreement, dated as of October 20, 2004, among the borrowers and guarantors specified therein, the several lenders from time to time parties thereto and Silver Point Finance, LLC, as agent.(2)
10.3	Collateral Agreement, dated as of October 20, 2004, among International Wire Group, Inc., the subsidiaries of International Wire Group, Inc. identified therein, and BNY Midwest Trust Company, as collateral agent.(2)
10.4	Intercreditor Agreement, dated as of October 20, 2004, among Congress Financial Corporation (Central), as working capital loan and security agreement agent, Silver Point Finance, LLC, as term loan agreement agent, and BNY Midwest Trust Company, as trustee.(2)
10.5	Intercreditor Agreement, dated October 20, 2004, by and between Congress Financial Corporation (CENTRAL), in its capacity as agent pursuant to the working capital loan and security agreement for the lenders who are party from time to time thereto, and Silver Point Finance, LLC, in its capacity as collateral agent pursuant to the term loan agreement.(2)
10.6	International Wire Group, Inc. 2004 Stock Option Plan.(2)*
10.7	Amended and Restated Registration Rights Agreement, dated as of November 23, 2004, among International Wire Group, Inc. and the holders specified therein.(2)
10.8	Amended and Restated Employment Agreement, dated September 15, 2003, by and among International Wire Holding Company, International Wire Group, Inc., the other subsidiary parties thereto, and Joseph M. Fiamingo.(4)*
10.9	Second Amended and Restated Employment Agreement, dated June 30, 2005, between International Wire Group, Inc., the other subsidiary parties thereto, and Glenn J. Holler.(9)*
10.10	Amended and Restated Employment Agreement, dated March 14, 1995, between Omega Wire, Inc. and Rodney D. Kent.(6)*
10.11	Supply Contract, dated January 1, 2003, between Viasystems, Inc. and International Wire Group, Inc.(4)
10.12	First Amendment to Supply Contract, dated February 1, 2004, between Viasystems, Inc. and International Wire Group, Inc.(1)+
10.13	Letter Agreement regarding supply agreement, dated June 9, 2004, between Viasystems, Inc. and International Wire Group, Inc.(1)+
10.14	International Wire Group, Inc. Key Employee Retention Plan.(2)*

Exhibit
No.	Exhibit Description

10.15	International Wire Group, Inc. Insulated Wire Division Retention Plan(1)*
10.16	Monitoring and Oversight Agreement, dated June 12, 1995, among International Wire Holding Company, International Wire Group, Inc. and Hicks, Muse & Co. Partners, L.P.(6)
10.17	Consulting Agreement, dated November 15, 2004, between International Wire Group, Inc. and Whiterock Affiliates LLC(1)*
10.18	Compensation for William Lane Pennington(1)*
10.19	Nonqualified Stock Option Agreement, dated August 1, 2005, between International Wire Group, Inc. and William Lane Pennington.(10)*
10.20	Form of Indemnification Agreement(11)
10.21	Asset Purchase Agreement, dated November 30, 2005, among International Wire Group, Inc., a Delaware corporation, Wire Technologies, Inc., an Indiana corporation, and Copperfield, LLC., a Minnesota limited liability company. (12)
10.22	Amendment No. 1 to Loan and Security Agreement, dated as of March 31, 2006, among the borrowers and guarantors specified therein, the several lenders from time to time parties thereto and Wachovia Capital Finance Corporation (Central), formerly known as Congress Financial Corporation (Central).(14)
10.23	Amendment No. 1 to Loan and Security Agreement, dated as of March 31, 2006, among the borrowers and guarantors specified therein, the several lenders from time to time parties thereto and Silver Point Finance, LLC.(14)
10.24	Amendment No. 1 to Intercreditor Agreement, dated as of March 31, 2006, by and between Wachovia Financial Corporation (CENTRAL), in its capacity as agent pursuant to the working capital loan and security agreement for the lenders who are party from time to time thereto, and Silver Point Finance, LLC, in its capacity as collateral agent pursuant to the term loan agreement.(14)
10.25	Supplement No. 1 to the Indenture, dated as of March 31, 2006, among International Wire Group, Inc., the guarantors party thereto, and BNY Midwest Trust Company, as Trustee.(14)
10.26	Supplement No. 1 to the Collateral Agreement, dated as of March 31, 2006, among International Wire Group, Inc., the subsidiaries of International Wire Group, Inc. identified therein, and BNY Midwest Trust Company, as collateral agent.(14)
10.27	Letter agreement, dated April 4, 2006, between International Wire Group, Inc. and William Lane Pennington.(14)
21.1	Subsidiaries of International Wire Group, Inc.(15)
31.1	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registration Statement on Amendment No. 1 to Form S-1 of International Wire Group, Inc. filed May 10, 2005.

(2)	Incorporated by reference to the Registration Statement on Form S-1 of International Wire Group, Inc., filed November 23, 2004.

(3)	Incorporated by reference to the Annual Report on Form 10-K of International Wire Group, Inc., filed on March 31, 2003.

(4)	Incorporated by reference to the Quarterly Report on Form 10-Q of International Wire Group, Inc., filed on November 14, 2003.

(5)	Incorporated by reference to the Annual Report on Form 10-K405 of International Wire Group, Inc., filed on March 21, 2000.

(6)	Incorporated by reference to the Registration Statement on Form S-1 (33-93970) of International Wire Group, Inc. as declared effective by the Securities and Exchange Commission on September 29, 1995.

(7)	Incorporated by reference to the Form T-3 of International Wire Group, Inc. filed on July 29, 2004.

(8)	Incorporated by reference to the Registration Statement on Amendment No. 2 to Form S-1 of International Wire Group, Inc. filed June 24, 2005.

(9)	Incorporated by reference to the Registration Statement on Amendment No. 3 to Form S-1 of International Wire Group, Inc. filed July 21, 2005.

(10)	Incorporated by reference to the Registration Statement on Amendment No. 4 to Form S-1 of International Wire Group, Inc. filed August 2, 2005.

(11)	Incorporated by reference to the Quarterly Report on Form 10-Q of International Wire Group, Inc., filed on September 14, 2005.

(12)	Incorporated by reference to the Form 8-K of International Wire Group, Inc., filed on December 5, 2005.

(13)	Incorporated by reference to the Form 8-K of International Wire Group, Inc., filed on March 7, 2006.

(14)	Incorporated by reference to the Form 8-K of International Wire Group, Inc. filed on April 4, 2006.

(15)	Incorporated by reference to the Form 10-K of International Wire Group, Inc. filed on April 11, 2006.

*	Indicates a management contract or compensatory plan or arrangement.

+	Portions of this exhibit have been omitted pursuant to the Commission’s grant of a request for confidential treatment.