Form 10-Q
period 2006-09-30
INTERNATIONAL WIRE GROUP INC
filed 2007-04-30
CIK 947429

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
000-51043
(Commission File Number)
International Wire Group, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	43-1705942
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
12 Masonic Ave.
Camden, NY 13316
(315) 245-3800
(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐ NO ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐      Accelerated filer☐     Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
APPLICABLE ONLY TO ISSUES INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES ☑ NO ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2007, there were 10,000,002 shares, par value $.01 per share, outstanding.

INTERNATIONAL WIRE GROUP, INC.
INDEX

Page
PART I.
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS	1
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	29
ITEM 4. CONTROLS AND PROCEDURES	30

PART II.
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	31
ITEM 1A. RISK FACTORS.	31
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	31
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	31
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	31
ITEM 5. OTHER INFORMATION	31
ITEM 6. EXHIBITS	31
Key Management Incentive Plan Summary
Termination of Intercreditor Agreement
Certification of Principal Executive Officer
Certification of Principal Financial Officer
Certification of Principal Executive Officer
Certification of Principal Financial Officer
 i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTERNATIONAL WIRE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2006	2005
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,927	$5,422
Accounts receivable, less allowance of $1,345 and $3,036	121,087	98,296
Inventories	78,865	56,874
Prepaid expenses and other	8,929	10,112
Assets held for sale	–	1,975
Deferred income taxes	14,876	20,218

Total current assets	225,684	192,897
Property, plant and equipment, net	102,481	85,440
Goodwill	62,307	62,307
Identifiable intangibles, net	18,883	21,358
Deferred financing costs, net	2,907	2,457
Restricted cash	1,577	1,922
Other assets	1,882	2,305

Total assets	$415,721	$368,686

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$1,192	$228
Accounts payable and other	54,826	33,865
Accrued and other liabilities	17,203	13,670
Accrued payroll and payroll related items	9,212	8,131
Customers’ deposits	13,306	11,428
Accrued income taxes	714	197
Accrued interest	3,437	1,838

Total current liabilities	99,890	69,357
Long-term debt, less current maturities	134,758	135,188
Other long-term liabilities	3,955	3,558
Deferred income taxes	12,102	7,770

Total liabilities	250,705	215,873
Stockholders’ equity
Common stock, $.01 par value, 20,000,000 shares authorized, 10,000,002 issued and outstanding	100	100
Contributed capital	177,162	175,600
Accumulated deficit	(12,511)	(21,581)
Accumulated other comprehensive income/(loss)	265	(1,306)

Total stockholders’ equity	165,016	152,813

Total liabilities and stockholders’ equity	$415,721	$368,686

See accompanying notes to the condensed consolidated financial statements.

INTERNATIONAL WIRE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
	(In thousands, except share data)
Net sales	$206,372	$107,569	$565,012	$305,858

Operating expenses:
Cost of goods sold, exclusive of depreciation and amortization expense shown below	182,031	91,471	500,962	258,738
Selling, general and administrative expenses	11,575	7,324	29,224	23,680
Depreciation	3,471	2,052	7,930	6,167
Amortization	864	769	2,513	2,368
(Gain)/loss on sale of property, plant and equipment	(8)	15	(8)	8

Operating income	8,439	5,938	24,391	14,897
Other income/(expense):
Interest expense	(3,623)	(2,879)	(10,257)	(8,609)
Amortization of deferred financing costs	(654)	(162)	(993)	(484)
Other, net	(134)	10	105	(7)

Income from continuing operations before income tax provision/(benefit)	4,028	2,907	13,246	5,797
Income tax provision/(benefit) from continuing operations	377	1,389	3,974	2,887

Income from continuing operations	3,651	1,518	9,272	2,910

Income/(loss) from discontinued operations, net of income tax provision/(benefit) of $178, ($1,073), ($86) and ($1,980)	294	(5,165)	(202)	(12,706)

Net income/(loss)	$3,945	$(3,647)	$9,070	$(9,796)

Basic and diluted net income/(loss) per share:
Income from continuing operations	$0.36	$0.15	$0.93	$0.29
Income/(loss) from discontinued operations	0.03	(0.51)	(0.02)	(1.27)

Net income/(loss)	$0.39	$(0.36)	$0.91	$(0.98)

Weighted average basic shares outstanding	10,000,002	10,000,002	10,000,002	10,000,002
Weighted average diluted shares outstanding	10,006,418	10,000,002	10,002,866	10,000,002
See accompanying notes to the condensed consolidated financial statements.

INTERNATIONAL WIRE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30, 2006	September 30, 2005
	(In thousands)
Cash flows provided by/(used in) operating activities:
Net income/(loss)	$9,070	$(9,796)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation	8,734	8,099
Amortization	2,844	3,561
Amortization of deferred financing costs	993	484
Provision for doubtful accounts	627	333
Stock-based compensation expense	1,562	—
Gain on sale of property, plant and equipment	(447)	(8)
Gain on sale of businesses	(280)	—
Impairment of identifiable intangibles	—	8,331
Deferred income taxes	2,738	—
Change in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(19,434)	(30,738)
Inventories	(11,863)	13,167
Prepaid expenses and other assets	(1,881)	(562)
Accounts payable and other	19,906	28,728
Accrued and other liabilities	3,484	(953)
Accrued payroll and payroll related items	779	(573)
Customers’ deposits	256	231
Accrued interest	1,599	2,004
Accrued income taxes	485	—
Other long-term liabilities	(8)	(822)

Net cash provided by operating activities before reorganization activities	19,164	21,486
Cash flows used in reorganization activities	—	(6,582)

Net cash provided by operating activities	19,164	14,904

Cash flows used in investing activities:
Capital expenditures	(7,643)	(5,563)
Proceeds from sale of property, plant and equipment	1,191	13
Restricted cash	345	1,120
Proceeds from sale of businesses	36,123	—
Acquisition of Phelps Dodge High Performance Conductors of SC&GA, Inc., net of $45 cash acquired	(52,143)	—

Net cash used in investing activities	(22,127)	(4,430)

Cash flows used in financing activities:
Borrowings of long-term obligations	350,958	28,239
Repayment of long-term borrowings	(350,424)	(47,413)
Financing fees	(1,443)	(28)

Net cash used in financing activities	(909)	(19,202)
Effects of exchange rate changes on cash and cash equivalents	377	261

Net change in cash and cash equivalents	(3,495)	(8,467)
Cash and cash equivalents at beginning of the period	5,422	15,192

Cash and cash equivalents at end of the period	$1,927	$6,725

Supplemental disclosure of cash flow information:
Interest paid	$9,553	$8,533

Net taxes paid (including taxes refunded of $129 and $13)	$711	$869

See accompanying notes to the condensed consolidated financial statements.

INTERNATIONAL WIRE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
(Unaudited)
1.	Business Organization and Basis of Presentation

Unaudited Interim Consolidated Financial Statements

The unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows of International Wire Group, Inc. (the “Company”, “we” or “our”). The results for the three and nine months ended September 30, 2006 and 2005 are not necessarily indicative of the results that may be expected for the full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission for the year ended December 31, 2005. Certain reclassifications have been made to the prior year financial statements to conform to the current year classifications. In addition, the Company recorded adjustments to cost of sales and depreciation expense totalling $197, net of income taxes, in the third quarter of 2006 that should have been recorded during the six month period ended June 30, 2006.

Insulated Wire Business and Discontinued Operations

Over the last several years, the Company’s Insulated Wire business operating results have been adversely impacted by industry wide over capacity and increased material costs, that, with the exception of copper price increases, could not be passed through to customers under most of our current customer contracts. In addition, in the second and fourth quarters of 2005, we were notified that significant volume with two large customers, Viasystems International, Inc. (“Viasystems”) and Yazaki Corp., and its affiliates, respectively, would not be renewed upon the expiration of the existing supply contracts. Throughout 2005, the Company actively evaluated the Insulated Wire business and considered alternatives affecting all or part of the Insulated Wire business. On December 2, 2005, we sold and leased selected assets of the U.S. Insulated Wire business to Copperfield, LLC and ceased U.S. operations.

On June 28 and 30, 2006, the Company entered into Stock Purchase Agreements (“Cebu and Durango Purchase Agreements”) with Draka Holdings N.V. (“Draka”) and Draka Holdings Mexico, S.A. (“Draka Mexico”). Pursuant to the terms of the Cebu Purchase Agreement, Draka purchased all the stock of the Company’s Philippines insulated wire subsidiary, IWG-Philippines, Incorporated, for a purchase price of $30,000, plus an additional sum of $881 pursuant to a post closing working capital adjustment. Additionally, the Company reimbursed Draka $3,510 for an accounts receivable collected related to the business sold and Draka purchased approximately $6,478 of copper from the Company, which was being held on consignment, in September 2006. Pursuant to the terms of the Durango Purchase Agreement, Draka and Draka Mexico purchased all the stock of the Company’s Mexican insulated wire subsidiaries, IWG Services Company, S. de R.L. de C.V., Cables Durango, S. de R.L. de C.V. and IWG Durango, S. de R.L. de C.V., for a purchase price of $5,000.

The disposition of the IWG-Philippines and the Mexican insulated wire subsidiaries, which was completed on July 3, 2006, together with the sale of certain U.S. Insulated Wire assets to Copperfield, LLC in December 2005 and the subsequent collection of retained accounts receivable, completed the Company’s exit from the Insulated Wire business. Accordingly, the entire Insulated Wire business has been presented as a discontinued operation in the accompanying condensed consolidated statements of operations. The pre-tax gain on the disposition recorded in 2006 was $280. In addition, there was a pre-tax gain of $439 for the disposal of other remaining U.S. Insulated Wire business assets.

The Insulated Wire business operating results of discontinued operations are as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Net sales	$—	$65,240	$53,155	$180,039
Income/(loss) before income tax provision/(benefit)	472	(6,238)	(288)	(14,685)
     Assets and liabilities held for sale are comprised of:

As of
December 31, 2005
Property, plant and equipment, net	$1,975

Statement of Cash Flows

The Company previously separately reported cash flow from discontinued operations. The Company has conformed the prior year to the current year presentation of total cash flows. There is no change to operating cash flows for the prior year. The condensed consolidated statements of cash flows reflect deposits into and changes in restricted cash accounts as an “Investing Activity.” The condensed consolidated statement of cash flows for the nine months ended September 30, 2005 previously reflected such deposits into restricted cash accounts as a “Financing Activity.” The 2005 period has been conformed to the current year basis and presentation. This revision had no impact on the condensed consolidated statements of operations, or the net increase/(decrease) in cash and cash equivalents included in our condensed consolidated statement of cash flows for the period ended September 30, 2005.

2.	Acquisition

On March 4, 2006, the Company entered into a Stock Purchase Agreement (“HPC Purchase Agreement”) to acquire Phelps Dodge High Performance Conductors of SC & GA, Inc. (“HPC”) from Phelps Dodge Corporation (“PD”). HPC is a manufacturer of specialty high performance conductors which are plated copper and copper alloy conductors offering both high and low temperature standard and customized conductors as well as specialty film, insulated conductors and miniature tubing products. The conductors manufactured are tin, nickel and silver plated, including some proprietary products. High temperature products are generally used where high thermal stability and good solderability are required for certain military and commercial aerospace applications. The medical products include ultra fine alloys, which are used in medical electronics such as ultrasound equipment and portable defibrillators. The tubing products are used in a variety of medical devices in medicine delivery and coronary procedures. These products are sold to harness assembly manufacturers, distributors and original equipment manufacturers’ (“OEMs”) in the United States, Europe and Asia primarily serving the aerospace, medical, automotive, computer, telecommunications, mass transportation, geophysical and electronics markets. HPC has manufacturing operations in Inman, South Carolina and Trenton, Georgia and a sales/distribution facility in Belgium.

On March 31, 2006, the Company completed the acquisition of all of the outstanding common stock of HPC for $42,000 plus an estimated working capital adjustment payment at closing of $1,676. An additional working capital adjustment of $2,671 was paid in August, 2006. The acquisition was funded with borrowings under the Company’s Revolver Credit Facility. Additionally, on March 31, 2006, the Company purchased the copper inventory held on consignment by HPC from PD for $5,057, with $2,528 paid on May 15, 2006 and $2,529 paid on June 14, 2006. In addition, pursuant to the HPC Purchase Agreement, the Company has agreed to a contingency payment in an amount equal to 4.88 multiplied by the amount that HPC’s 2006 Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) (as defined in the HPC Purchase Agreement) exceeds $9,400. The contingency payment is capped at $3,000. In connection with transaction Phelps Dodge High Performance Conductors of SC & GA, Inc. changed its name to IWG High Performance Conductors, Inc.

This acquisition was accounted for as a purchase on March 31, 2006. Results of operations of HPC are included in the accompanying condensed consolidated statements of operations beginning April 1, 2006.

The total purchase price of the HPC acquisition was $52,188 and the payment of related purchase price, fees and costs is summarized as follows:

Purchase of common stock and estimated working capital adjustment at closing	$43,676
Additional working capital adjustment	2,671
Purchase of consigned inventory	5,057
Fees and costs	784

$52,188

     The total acquisition costs have been allocated to the acquired net assets at fair value as follows:

Current assets	$34,288
Property, plant and equipment	30,789
Identifiable intangibles	460
Current liabilities, excluding of deferred income taxes	(3,065)
Deferred credit	(3,000)
Deferred income taxes	(6,937)
Other liabilities	(347)

$52,188

The above allocation of total acquisition costs is final and is based upon the estimate of fair values as determined under Statement of Financial Accounting Standards (“SFAS”) No. 141 including inventory, property, plant and equipment, identifiable intangibles and certain liabilities.
Based upon the fair value of assets and liabilities compared to the total purchase price, there is an excess of fair value of assets and liabilities over purchase price, or “negative goodwill” of $5,686. Pursuant to the provisions of SFAS No. 141, the Company has recorded all of the contingent consideration as a deferred credit and reduced negative goodwill at September 30, 2006. There was $2,686 of negative goodwill remaining after recording this deferred credit which was then allocated to the non-current assets acquired. In the fourth quarter of 2006, the contingency was resolved and the Company is expected to pay $3,000 in early 2007.
Identifiable intangibles represent the fair market value of alloys and trade names and trademarks. The fair market values were determined using a discount rate to compute the present value of the income of the identifiable intangible assets. A discount rate of 17% was used. The identifiable intangibles of $460 consist of alloys (formulation of two or more metals) of $92 and trade names and trademarks of $368. Each of the identifiable intangibles will be amortized over 20 years.

The following table shows summary unaudited pro forma results of operations as if the Company and HPC had been combined as of the beginning of the periods presented. The unaudited pro forma results of operations are based on estimates and assumptions and have been made solely for purposes of developing such pro forma information. The pro forma adjustments include depreciation and amortization expense for the entire periods presented, based on the related assets recorded at the acquisition. The pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results or financial position that would have occurred if the acquisition had been consummated as of the beginning of the periods presented:

	Pro Forma
	For the Three	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,	September 30,
	2005	2006	2005
Net sales	$129,028	$591,906	$369,888
Income from continuing operations	2,104	10,295	4,715
Net income/(loss)	(3,061)	10,093	(7,991)
Basic and diluted net income/(loss) per share	(0.31)	1.01	(0.80)
3.	Recently Issued Accounting Standards

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement defines fair value, established a framework for using fair value to measure assets and liabilities and expands disclosures about fair value measurements. The statement applies whenever other pronouncements require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for the Company’s fiscal year beginning January 1, 2008. The Company is evaluating the impact the adoption of SFAS No. 157 will have on the Company’s financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year

Financial Statements” (“SAB 108”) to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that the Company quantify misstatements based on their impact on each of its financial statements and related disclosures. The application of SAB 108 in the third quarter did not have any impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities — including an amendment to FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for the Company’s fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of adopting SFAS No. 159.

4.	Inventories

The composition of inventories is as follows:

	September 30,	December 31,
	2006	2005
Raw materials	$16,096	$18,274
Work-in process	22,919	14,400
Finished goods	39,850	24,200

Total	$78,865	$56,874

Inventories are valued at the lower of cost or current estimated market. Cost is determined using the last-in, first-out (“LIFO”) method for the Bare Wire and High Performance Conductors segments and the first-in, first-out (“FIFO”) method for the Engineered Wire Products–Europe segment. Had all inventories been valued at the first-in, first-out (“FIFO”) cost method, inventories would have been $44,376 and $20,641 higher as of September 30, 2006 and December 31, 2005, respectively.

5.	Goodwill and Intangible Assets

The carrying amounts of goodwill are as follows:

	September 30,	December 31,
	2006	2005
Balance, beginning of period	$62,307	$71,359
Reversal of deferred income tax valuation allowance	—	(9,052)

Balance, end of period	$62,307	$62,307

At September 30, 2006 and December 31, 2005, all goodwill is included in the Bare Wire segment. The Company completed its annual impairment tests at December 31, 2006 and 2005 and concluded that goodwill was not impaired.
The components of identifiable intangibles are as follows:

	September 30, 2006		December 31, 2005
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Customer contracts and relationships	$9,534	$1,240	$11,292	$1,125
Trade names and trademarks	10,568	1,004	10,200	612
Leases	2,671	1,736	2,671	1,068
Alloys	92	2	—	—

Total	$22,865	$3,982	$24,163	$2,805

Amortization expense for continuing operations for the nine months ended September 30, 2006 and September 30, 2005 was $1,539 and $1,527, respectively. Amortization expense for identifiable intangible assets for the next five fiscal years and thereafter is as follows:

2006 (remaining three months)	$513
2007	1,876
2008	986
2009	986
2010	986
Thereafter	13,536
6.	Stock Option Plans and Compensation Expense

On May 11, 2006, the Company’s stockholders approved the 2006 Management Stock Option Plan and the 2006 Stock Option Plan for Non-Employee Directors. Under the 2006 Management Stock Option Plan, options for up to 1,300,000 shares of common stock are available for grant to the eligible members of management. The options will be granted at no less than 100% of fair market value of the Company’s stock on the date of the grant and have a life of no longer than 10 years. All other material terms of the stock options, including without limitation, vesting and exercisability, will be determined by the Compensation Committee of the Board of Directors. On May 12, 2006, the Compensation Committee and the Board of Directors approved the issuance of 972,000 options to members of management at an exercise price of $15.00 per share, a life of 10 years, and a vesting schedule of one-third of the award to each employee at each anniversary date in May 2007 through 2009. The estimated grant date fair value of these awards was $8.85 per option. See Note 13 for subsequent events.

Under the 2006 Stock Option for Non-Employee Directors, options for up to 300,000 shares of common stock are available for granting to non-employee directors. These stock options will have an exercise price equal to 100% of fair market value of the underlying stock on the date of grant and have a life of 10 years. On May 19, 2006, stock option awards of 69,300 were granted to current non-employee directors at an exercise price of $15.00 per share with a 10-year life and a vesting schedule of one-third on the date of grant, one-third on October 20, 2006 and the remaining one-third on October 20, 2007. The estimated grant date fair value of these awards was $8.85 per option.

On August 1, 2005, William Lane Pennington, Vice-Chairman of the Board of Directors, was granted an option to purchase 25,000 shares at an exercise price of $11.00 per share. One-third of the shares underlying the option became exercisable on August 1, 2005, the second-third became exercisable on August 1, 2006, and the remaining third becomes exercisable on August 1, 2007. The option expires on August 1, 2015.

Effective January 1, 2006, the Company adopted SFAS No. 123(R) which requires measurement of compensation cost for all stock awards at fair value on the date of grant and recognition of compensation cost spread over the service periods for awards expected to vest. SFAS No. 123(R) has been adopted using the modified-prospective transition method. Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.

Under the modified-prospective transition method, compensation cost recognized in the three-month and nine-month periods ended September 30, 2006 includes: (a) compensation cost for all unvested share-based awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123, Accounting For Stock-Based Compensation, and (b) compensation cost for all share-based awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard.

As a result of adopting SFAS No. 123(R) on January 1, 2006, the net income for the nine months ended September 30, 2006, includes compensation expense of $1,093 related to stock options (net of tax benefit of $469). The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. The Company uses the Black-Scholes option model to estimate fair value of share-based awards with the following weighted average assumptions:

Nine Months Ended
September 30, 2006
Stock Options and Awards:
Expected life	6 years
Expected volatility	58%
Dividend yield	0%
Risk-free interest rate	4.9%
The Company calculates expected volatility for stock options using historical volatility of a group of companies in the wire and cable industry. The risk-free interest rate is estimated based on the Federal Reserve’s historical data for the maturity of nominal treasury investments that corresponds to the expected term of the option. The expected life was determined using the simplified method as these awards meet the definition of “plain-vanilla” options under the rules prescribed by Staff Accounting Bulletin 107.
Stock option activity for the nine months ended September 30, 2006 is summarized as follows:

		Weighted	Weighted
		Average	Average	Aggregate
	Options	Exercise	Remaining	Intrinsic
	Outstanding	Price	Term in Years	Value
Outstanding at January 1, 2006	25,000	$11.00
Granted	1,041,300	$15.00

Outstanding at September 30, 2006	1,066,300	$14.91	9.3	$3,299

Expected to vest at September 30, 2006	1,012,985	$14.91	9.3

Exercisable at September 30, 2006	39,767	$13.32	9.5	$186

As of September 30, 2006, the Company had total unrecognized compensation costs of $7,277 which will be recognized as compensation expense over a weighted average period of 2.5 years. The Company estimates a 5% forfeiture rate in recording stock-based compensation expense. As of September 30, 2006, no awards have been exercised under the 2006 Management Stock Option Plan and the 2006 Stock Option Plan for Non-Employee Directors.

The stock options are non-qualified which results in the creation of a deferred tax asset until the time the option is exercised.

7.	Comprehensive Income/(Loss)

Comprehensive income/(loss) is comprised of:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Net income/(loss)	$3,945	$(3,647)	$9,070	$(9,796)
Foreign currency translation adjustment	(473)	70	1,571	(2,000)

Total comprehensive income/(loss)	$3,472	$(3,577)	$10,641	$(11,796)

8.	Net Income/(Loss) Per Share

Net income/(loss) per share is calculated using the weighted average number of common shares outstanding during the period. For purposes of computing weighted average dilutive shares outstanding the Company uses the treasury stock method as required by Statement of Financial Accounting Standards No. 128 “Earnings Per Share (as amended)”. The following table provides a reconciliation of the number of shares outstanding for basic and dilutive earnings per share:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Weighted average shares outstanding-basic	10,000,002	10,000,002	10,000,002	10,000,002
Dilutive effect of stock options	6,416	—	2,864	—

Weighted average shares outstanding-dilutive	10,006,418	10,000,002	10,002,866	10,000,002

Weighted average shares outstanding for the three and nine month periods ended September 30, 2006 exclude 1,041,300 and 578,500 options, respectively, because they are antidilutive under the treasury stock method.

9.	Long-Term Debt

The composition of long-term debt is as follows:

	September 30,	December 31,
	2006	2005
Senior Revolver Credit Facility	$59,758	$30,188
Term Credit Facility	—	30,000
10% Secured Senior Subordinated Notes	75,000	75,000
Other	1,192	228

	135,950	135,416
Less current maturities	1,192	228

Long-term portion of long-term debt	$134,758	$135,188

Senior Revolver Credit Facility and Term Loan

The Company and its domestic subsidiaries are parties to a credit agreement (the “Revolver Credit Facility”) with among Wachovia Capital Financial Corporation (Central), formerly known as Congress Financial Corporation (Central), as administrative agent, and several banks and financial institutions parties. The Revolver Credit Facility is a senior revolver credit facility in the amount of up to $200,000 subject to borrowing availability (including, as a sub-facility of the revolver credit facility, a $25,000 letter of credit facility). Previously, the Company and its domestic subsidiaries were parties to a credit agreement with

Silver Point Finance, LLC, as administrative agent, and the several banks and financial institutions parties thereto, which provided for a $30,000 five-year senior term loan facility (the “Term Credit Facility”) agreement, but the Term Credit Facility was paid off in connection with the August 28, 2006 amendment to the Revolver Credit Facility.

Borrowings under the Revolver Credit Facility are tied to a borrowing base, which is calculated by reference to, among other things, eligible accounts receivable, eligible inventory and eligible real property and equipment. As of September 30, 2006, letters of credit in the amount of $13,472 were outstanding and $59,758 was drawn under the Revolver Credit Facility. Availability under the Revolver Credit Facility was $85,104 as of September 30, 2006.

The Company’s domestic subsidiaries are the primary parties to the Revolver Credit Facility. The Company has guaranteed their obligations under the Revolver Credit Facility. The collateral for the Revolver Credit Facility includes all or substantially all of the Company’s and its domestic subsidiaries’ assets, including 65 percent of the capital stock of, or other equity interests in, the Company’s foreign subsidiaries.

The Company’s Revolver Credit Facility requires the Company to observe conditions, affirmative covenants and negative covenants (including financial covenants). These covenants include limitations on the Company’s ability to pay dividends, make acquisitions, dispose of assets and incur indebtedness. The Company must also comply with a fixed charge coverage ratio when either, (1) minimum availability under the credit facility falls below $30,000 or (2) there is a default or event of default. At September 30, 2006, the Company is in compliance with the terms of the Revolver Credit Facility.

Secured Senior Subordinated Notes

The 10% Secured Senior Subordinated Notes due 2011 (“Notes”) are: senior subordinated obligations of the Company; senior in right of payment to any of future subordinated obligations; guaranteed by the Company’s domestic subsidiaries; and secured by a second-priority lien on all or substantially all of the Company’s and its domestic subsidiaries’ assets, including 65 percent of the capital stock of, or other equity interests in, the Company’s foreign subsidiaries. The Company issued the Notes on October 20, 2004 in aggregate principal amount of $75,000. The Notes will mature on October 15, 2011.

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

10.	Business Segment and Geographic Information

At December 31, 2005, the Company had three reportable segments: Bare Wire, Engineered Wire Products–Europe, and Insulated Wire. As a result of the HPC acquisition on March 31, 2006 (Note 2) and the discontinued operations of the Insulated Wire business (Note 1), at September 30, 2006 the Company’s three reportable segments are Bare Wire, Engineered Wire Products–Europe, and High Performance Conductors. These segments are strategic business units organized around three product categories that follow management’s internal organization structure. The Company evaluates segment performance based on segment operating income.

The Bare Wire segment manufactures bare and tin-plated copper wire products (or conductors) used to transmit digital, video and audio signals or conduct electricity and sells to insulated wire manufacturers and various industrial original equipment manufacturers (“OEMs”) for use in computer and data communications products, general industrial, energy, appliances, automobiles, and other applications. The Bare Wire segment is in the primary business of copper fabrication. The Company may provide such copper to its customers or use their copper in the fabrication process. While the Company bills its customers for copper it provides, it does not distinguish in its records these customer types and it is therefore not practical to provide such disclosure.

The Engineered Wire Products–Europe segment manufactures and engineers connections and bare copper wire products (or conductors) to conduct electricity either for power or for grounding purposes and are sold to a diverse customer base of various OEMs for use in electrical appliances, power supply, aircraft and railway, and automotive.

The High Performance Conductors segment, which resulted from the Company’s acquisition described in Note 2, manufactures specialty high performance conductors which include tin, nickel and silver plated copper and copper alloy conductors including high and low temperature standard and customized conductors as well as specialty film, insulated conductors and miniature tubing products.

Summarized financial information for the Company’s reportable segments is as follows:

		Engineered
		Wire	High
		Products–	Performance
	Bare Wire	Europe	Conductors	Corporate	Eliminations	Total
Net sales
Three months ended September 30, 2006	$166,356	$12,801	$27,263	$—	$(48)	$206,372
Three months ended September 30, 2005	100,484	8,554	—	—	(1,469)	107,569
Nine months ended September 30, 2006	469,275	39,739	56,291	—	(293)	565,012
Nine months ended September 30, 2005	280,665	29,074	—	—	(3,881)	305,858

Operating income/(loss)
Three months ended September 30, 2006	5,429	1,107	2,923	(1,020)	—	8,439
Three months ended September 30, 2005	6,102	73	—	(137)	(100)	5,938
Nine months ended September 30, 2006	16,749	3,326	5,885	(1,569)	—	24,391
Nine months ended September 30, 2005	16,470	1,200	—	(2,673)	(100)	14,897

Goodwill
September 30, 2006	62,307	—	—	—	—	62,307
December 31, 2005	62,307	—	—	—	—	62,307

Total assets
September 30, 2006	298,443	36,514	67,227	25,188(a )	(11,651)	415,721
December 31, 2005	244,918	28,230	—	96,554(a )	(1,016)	368,686

(a)	Includes assets of the Insulated Wire segment as of September 30, 2006 and as of December 31, 2005.

The following table presents sales by period and by geographic region based on the country in which the legal subsidiary is domiciled.

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
United States	$191,334	$99,015	$520,620	$276,784
Europe	15,038	8,554	44,392	29,074

Total	$206,372	$107,569	$565,012	$305,858

The following table presents property, plant and equipment, net by geographic region based on the location of the asset:

	September 30,	December 31,
	2006	2005
United States	$93,578	$64,693
Europe	8,903	7,916
Mexico	—	5,118
Philippines	—	7,713

Total	$102,481	$85,440

11.	Related Party Transactions

In September 2002, the Company began selling a portion of its production scrap to Prime Materials Recovery, Inc. (“Prime”). Prime is a closely held company and its major shareholder, chairman and director is the Chief Executive Officer of the Company. In addition, the Vice President of Finance of the Company holds a minority ownership interest and is a director. The Company had sales to Prime of $7,866 and $2,673 for the three months ended September 30, 2006 and 2005, respectively and $19,144 and $7,987 for the nine months ended September 30, 2006 and 2005, respectively. The outstanding trade receivables were $3,634 and $823 at September 30, 2006 and December 31, 2005, respectively. Sales to Prime were made at terms comparable to those of other companies in the industry.

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

In connection with the sale of the Company’s former wire harness business to Viasystems International, Inc. in March 2000, the Company agreed to indemnify Viasystems for certain claims and litigation including any claims related to the claims for water inlet hoses. The Company’s policy is to record the probable and reasonably estimable loss related to the product liability claims. Over time, the level of claims, insurance coverage and settlements has varied. Accordingly, the Company has revised its estimated liability outstanding, or balance sheet reserve, based on actual claims reported and costs incurred and its estimate of claims and cost incurred but not reported. The Company has reached global settlements with various claimants related to such claims which are also considered in determining the balance sheet reserve. There are no recoveries from third parties considered in determining the balance sheet reserve. The following table summarizes the number of uninsured claims received, resolved and pending as of and for the periods ended September 30, 2006 and December 31, 2005 (in thousands, except number of claims):

		Value of
	No. of	Alleged
	Claims	Damages
As of December 31, 2004	388	$3,956
For the year ended December 31, 2005:
New uninsured claims	1,526	15,158
Resolved uninsured claims	(1,604)	(15,503)

As December 31, 2005	310	3,611
For the nine months ended September 30, 2006:
New uninsured claims	550	5,627
Resolved uninsured claims	(545)	(5,098)

As of September 30, 2006	315	$4,140

For the periods prior to April 1, 2002, the Company’s product liability coverage is in excess of the insured claims outstanding. As of September 30, 2006 and December 31, 2005, the total of such claims was less than $2,000 with an estimated liability related to these claims of less than $500. As of September 30, 2006 and December 31, 2005, the Company had $75,000 of remaining insurance coverage under its excess umbrella policies for each of the insured years prior to April 1, 2002.
For the periods ended September 30, 2006 and December 31, 2005, the aggregate settlement costs, cost of administering and litigation and average cost per resolved claim were as follows:

	For the Nine Months	For the Year
	Ended	Ended
	September 30, 2006	December 31, 2005
Aggregate settlement costs	$410	$340
Cost of administering and litigating	$92	$360
Average cost per resolved claim	$1	$—
The Company had a reserve of $1,064 and $1,566 as of September 30, 2006 and December 31, 2005, respectively, related to the estimated future payments to be made to the claimants in the settlement of the remaining incurred claims and claims incurred but not reported. The majority of payments are expected to be made over approximately the next three years. Due to the uncertainties associated with these product claims, such as greater than expected amount of unreported claims and amounts to be paid under reached global settlements, the future costs of final settlement of these claims may differ from the liability currently accrued. However, in the Company’s opinion, the impact of final settlement of these claims on future operations, financial position and cash flows should not be material.

The Company is a party to various proceedings and administrative actions, all of which are of an ordinary or routine nature incidental to the operations of the Company. The Company does not believe that such proceedings and actions would materially affect the Company.

13.	Subsequent Events

On October 27, 2006, the Company announced the purchase of a new plant site located in Sherrill, New York, from a subsidiary of Oneida, LTD. The purchase of this facility, which is approximately 80,000 square feet, for approximately $600, will be used to expand and move current bare wire production in the central New York region. New and existing equipment will be installed in this facility over the next 6 to 9 months. Total capital expenditures related to the facility are expected to be approximately $14,000. The City of Sherrill, New York provides favorable hydroelectric power rates which should result in lower production costs.

On November 9, 2006, the Compensation Committee of the Board of Directors of the Company accelerated the vesting of the 861,000 Management options granted May 12, 2006 such that two-thirds of the options granted will vest immediately and one-third of the options granted vest on October 20, 2007. Accordingly, additional stock-based compensation expense of approximately $2,506, net of tax, will be recorded in the fourth quarter of 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in this Form 10-Q (this “10-Q”).
We make forward-looking statements in this 10-Q that are based on management’s beliefs and assumptions and on information currently available to management. Forward-looking statements include the information concerning the Company’s possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, the effects of competition, outlook, objectives, plans, intentions and goals. For those statements, the Company claims the protection of the safe harbor for forward-looking statements provided for by Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believes,” “expects,” “may,” “will,” “should,” “seeks,” “pro forma,” “anticipates,” “intends,” “plans,” “estimates,” or the negative of any thereof or other variations thereof or comparable terminology, or by discussions of strategy or intentions.
Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. Undue reliance should not be placed on any forward-looking statements. We do not have any intention or obligation to update forward-looking statements after the filing of this 10-Q.
Many important factors could cause our results to differ materially from those expressed in forward-looking statements. These factors include, but are not limited to, fluctuations in our operating results and customer orders, unexpected decreases in demand or increases in inventory levels, changes in the price of copper, tin, nickel and silver, copper premiums and alloys, the failure of our acquisitions and expansion plans to perform as expected, the competitive environment, our reliance on our significant customers, lack of long-term contracts, substantial dependence on business outside of the U.S. and risks associated with our international operations, limitations due to our substantial indebtedness, loss of key employees or the deterioration in our relationship with employees, litigation, claims, liability from environmental laws and regulations and other factors. For additional information regarding risk factors, see our discussion in Part I, Item 1A of our Annual Report on Form 10-K/A for the year ended December 31, 2005.
Overview
We, together with our subsidiaries, manufacture and market wire products, including bare and tin-plated copper wire, engineered wire products and high performance conductors for other wire suppliers and original equipment manufacturers or “OEMs”. Our products include a broad spectrum of copper wire configurations and gauges with a variety of electrical and conductive characteristics and are utilized by a wide variety of customers primarily in the aerospace, appliance, automotive, electronics and data communications, general industrial/energy and medical device industries. We manufacture and distribute our products at 16 facilities located in the United States, Belgium, France and Italy. For the period ended September 30, 2006, we operated our business in the following three segments:
•	Bare Wire Products. Our bare and tin-plated copper wire products (or conductors) are used to transmit digital, video and audio signals or conduct electricity and are sold to a diverse customer base of over 1,000 insulated wire manufacturers and various industrial OEMs for use in computer and data communications products, general industrial, energy, appliances, automobiles and other applications.

•	Engineered Wire Products – Europe. Our bare copper wire products are engineered and used to conduct electricity either for power or for grounding purposes and are sold to a diverse customer base of various OEMs for use in electrical appliances, power supply, aircraft and railway and automotive.

•	High Performance Conductors. Our High Performance Conductors segment manufactures specialty high performance conductors which include tin, nickel and silver plated copper and copper alloy conductors including high and low temperature standard and customized conductors as well as specialty film insulated conductors and miniature tubing products. This segment resulted from our acquisition of Phelps Dodge High Performance Conductors of SC & GA, Inc. (“HPC”) on March 31, 2006.

Demand for our products is directly related to two primary factors:
•	Demand for the end products in which our products are incorporated.

•	Our abilities to compete with other suppliers in the industry served.
Important indicators of demand for all of our products include a number of general economic factors such as gross domestic product, interest rates and consumer confidence. In specific industries, management also monitors the following factors:
•	Electronics/data communications and industrial/energy – while the end user applications are very diverse, some of the contributing factors of demand in the markets include technology spending and major industrial and/or infrastructure projects, including build-out of computer networks, mining development, oil exploration and production projects, mass transit and general commercial and industrial real estate development.

•	Automobiles – North American industry production statistics, which are influenced by labor relations issues, regulatory requirements and trade agreements. For the first nine months of 2006, automotive industry production volumes decreased 0.7% compared to the same period for 2005. In addition, major OEMs have announced fourth quarter 2006 cut-backs in production levels.

•	With the HPC acquisition, additional factors include commercial aircraft shipments, military aircraft deliveries and electro-medical equipment demand rates. Orders and deliveries of large civil aircraft in the first nine months of 2006 increased over 20% over the same period in 2005. Demand for medical devices was also strong in the first nine months of 2006 due to the broadening acceptance and products available for minimally invasive procedures and increased product development.
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
A portion of our revenue is derived from processing customer-owned (“tolled”) copper. The value of tolled copper is excluded from both our sales and costs of sales, as title to these materials and the related risks of ownership do not pass to us at any time. The remainder of our sales included non-customer owned copper (“owned copper”). Accordingly, for these sales, copper is included in both orders and cost of sales.
Our expenses in producing these products fall into three main categories – raw materials, including copper, silver, nickel, tin and alloys, labor and, to a lesser extent, utilities. Copper is the primary raw material incorporated in all of our products. As a world traded commodity, copper prices have historically been subject to fluctuations. Copper prices are affected by a number of factors, including worldwide demand, mining and transportation capacity and political instability. Copper supply is generally affected by the number and capacity of the mines that produce copper. For instance, production problems at a single major mine can impact worldwide supply and prices. Copper prices have increased from 2005 levels as a result of a combination of higher demand in China, unprecedented fund investment in commodities and disruption in mining production from several factors including a rock slide and labor stoppages at certain mines in Chile, Canada and the U.S. The average price of copper based upon The New York Mercantile Exchange, Inc. (“COMEX”) increased to $3.54 per pound for the three months ended September 30, 2006 from $1.70 per pound for the three months ended September 30, 2005, or 108.2%. We attempt, where possible, to minimize the impact of these fluctuations on our profitability through pass-through arrangements with our customers, which are based on similar variations of monthly copper price formulas.

However, a severe increase in the price of copper can have a negative impact on our liquidity. Currently, a $0.10 per pound fluctuation in the price of copper will have an approximate $3.4 million impact on our working capital. Increased working capital requirements cause us to increase our borrowings, which increases our interest expense. With the HPC acquisition, other raw materials used include silver and nickel. The cost of silver and nickel, components in our products, is generally passed-through to our customers. For the three months ended September 30, 2006, the average price of silver has increased by 64.6% and the average price of nickel increased by 100.3% compared to the three months ended September 30, 2005.
Our labor and utility expenses are directly tied to our level of production. While the number of employees we use in our operations has fluctuated with sales volume, our cost per employee continues to rise with increases in wages and the costs of providing medical coverage, workers’ compensation and other fringe benefits to employees. The cost of providing medical coverage is impacted by continued inflation in medical products and services. Utility rates vary by season and the prices for coal, natural gas and other similar commodities which are used in the generation of power. We attempt to manage our utility rates through usage agreements which affect our power usage during peak usage hours. Prior to the third quarter of 2006, we incurred increased utility costs related to the increase in natural gas prices. Utility cost decreased approximately 9% for the three months ended September 30, 2006 compared to the comparable 2005 period.
Insulated Wire Business Sale
On November 30, 2005, we entered into an Asset Purchase Agreement with Copperfield, LLC (“Copperfield”). Pursuant to that agreement, on December 2, 2005, we:
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
Under the agreement, we received net proceeds of $15.0 million after the working capital adjustment. We retained our accounts receivable, accounts payable and all other liabilities which were $17.2 million, net assets at November 30, 2005.
On June 28 and 30, 2006, the Company entered into Stock Purchase Agreements (“Cebu and Durango Purchase Agreements”) with Draka Holdings N.V. (“Draka”) and Draka Holdings Mexico, S.A. (“Draka Mexico”). Pursuant to the terms of the Cebu Purchase Agreement, Draka purchased all the stock of the Company’s Philippines insulated wire subsidiary, IWG-Philippines, Incorporated, for a purchase price of $30.0 million, plus an additional sum of $0.9 million pursuant to a post-closing working capital adjustment. Additionally, the Company reimbursed Draka $3.5 million for an accounts receivable collected related to the business sold and Draka purchased approximately $6.5 million of copper from the Company, which was being held on consignment. Pursuant to the terms of the Durango Purchase Agreement, Draka and Draka Mexico purchased all the stock of the Company’s Mexican insulated wire subsidiaries, IWG Services Company, S. de R.L. de C.V., Cables Durango, S. de R.L. de C.V. and IWG Durango, S. de R.L. de C.V., for a purchase price of $5.0 million.
The disposition of the IWG-Philippines and the Mexican insulated wire subsidiaries, which was completed on July 3, 2006, together with the sale of certain U.S. Insulated Wire assets to Copperfield, LLC in November 2005 and the subsequent collection of retained accounts receivable, completed the Company’s exit from the Insulated Wire business. Accordingly, the entire Insulated Wire business has been presented as a discontinued operation in the accompanying condensed consolidated statements of operations.
Acquisition and Other
On March 4, 2006, we entered into a Stock Purchase Agreement (“HPC Purchase Agreement”) to acquire Phelps Dodge High Performance Conductors of SC & GA, Inc. (“HPC”) from Phelps Dodge Corporation (“PD”). HPC is a manufacturer of specialty high performance conductors which are plated copper and copper alloy conductors offering both high and low temperature standard and customized conductors as well as specialty film insulated conductors and miniature tubing products. The conductors manufactured are tin, nickel and silver plated, including some proprietary products. High temperature products are generally used where high thermal stability and good solderability are required for certain military and commercial aerospace applications. The medical products include ultra fine alloys, which are used in medical electronics such as ultrasound equipment and portable defibrillators. The tubing products are used in a variety of medical devices in medicine delivery and coronary procedures. These products are sold to harness assembly manufacturers, distributors and OEMs in the United States, Europe and Asia primarily serving the aerospace, medical, automotive, computer, telecommunications, mass transportation, geophysical and electronics markets. HPC has manufacturing operations in Inman, South Carolina and Trenton, Georgia and a sales/distribution facility in Belgium.
On March 31, 2006, we completed the acquisition of all of the outstanding common stock of HPC for $42 million plus a working capital adjustment of $4.3 million. We funded the acquisition with borrowings under our Revolver Credit Facility. Additionally, we purchased the copper inventory held on consignment by HPC from PD for $5.1 million. In addition, pursuant to the HPC Purchase Agreement, we have agreed to a contingency payment in an amount equal to 4.88 multiplied by the amount that HPC’s 2006 EBITDA (as defined in the Purchase Agreement) exceeds $9.4 million. The contingency payment is capped at $3 million. In the fourth quarter of 2006, the contingency was resolved and the Company is expected to pay the $3.0 million in early 2007. In connection with the closing of the transaction, Phelps Dodge High Performance Conductors of SC & GA, Inc. changed its name to IWG High Performance Conductors, Inc. This acquisition continues the execution of our strategy to expand our product offerings with silver and nickel plated products and to sell into new markets, including aerospace and medical, as we exited the Insulated Wire business.
The future operating results and cash flows generated by HPC will depend upon demand from the end markets, including commercial aircraft shipments, military aircraft deliveries and medical equipment demand rates as well as our ability to compete with other suppliers. The continued increase in the costs to obtain copper, silver and nickel will increase our working capital requirements.
Additionally, on October 27, 2006, the Company announced the purchase of a new plant site located in Sherrill, New York, from a subsidiary of Oneida, LTD. The purchase of this facility, which is approximately 80,000 square feet, for approximately $0.6 million, will be used to expand and move current bare wire production in the central New York region. New and existing equipment will be installed in this facility over the next 6 to 9 months. Total capital expenditures related to the facility are expected to be approximately $14 million. The City of Sherrill, New York provides favorable hydroelectric power rates which should result in lower production costs.

Results of Operations
The following table sets forth certain unaudited statements of operations data in millions of dollars and percentage of net sales for the periods indicated:

	For the Three Months Ended				For the Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2006		2005		2006		2005
Net sales	$206.4	100.0%	$107.6	100.0%	$565.0	100.0%	$305.8	100.0%
Operating expenses:
Cost of goods sold, exclusive of depreciation and amortization expense shown below	182.0	88.2	91.5	85.0	501.0	88.7	258.7	84.6
Selling, general and administrative expenses	11.6	5.6	7.3	6.8	29.2	5.2	23.7	7.8
Depreciation and amortization	4.3	2.1	2.9	2.7	10.4	1.8	8.5	2.7

Operating income	8.5	4.1	5.9	5.5	24.4	4.3	14.9	4.9
Other income/(expense):
Interest expense	(3.6)	(1.7)	(2.9)	(2.7)	(10.2)	(1.8)	(8.6)	(2.8)
Amortization of deferred financing costs	(0.7)	(0.3)	(0.2)	(0.2)	(1.0)	(0.2)	(0.5)	(0.2)
Other, net	(0.2)	(0.2)	0.1	0.1	0.1	0.0	0.0	0.0

Income from continuing operations before income tax provision	4.0	1.9	2.9	2.7	13.3	2.3	5.8	1.9
Income tax provision/(benefit)	0.4	0.2	1.4	1.3	4.0	0.6	2.9	0.9

Income from continuing operations	3.6	1.7	1.5	1.4	9.3	1.7	2.9	1.0
Income/(loss) from discontinued operations	0.3	0.2	(5.1)	(4.7)	(0.2)	(0.1)	(12.7)	(4.2)

Net income/(loss)	$3.9	1.9%	$(3.6)	(3.3)%	$9.1	1.6%	$(9.8)	(3.2)%

     We have three reportable segments: Bare Wire, Engineered Wire Products–Europe, and High Performance Conductors. The following table sets forth unaudited net sales and operating income for the periods presented in millions of dollars and percentages of totals:

	For the Three Months Ended				For the Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2006		2005		2006		2005
Net sales:
Bare Wire	$166.4	81%	$100.5	93%	$469.3	83%	$280.6	92%
Engineered Wire Products–Europe	12.8	6	8.6	8	39.7	7	29.1	9
High Performance Conductors	27.3	13	—	—	56.3	10	—	—
Eliminations	(0.1)	(0)	(1.5)	(1)	(0.3)	(0)	(3.9)	(1)

Total	$206.4	100%	$107.6	100%	$565.0	100%	$305.8	100%

Operating income:
Bare Wire	$5.5	58%	$6.1	98%	$16.8	65%	$16.5	93%
Engineered Wire Products–Europe	1.1	12	0.1	2	3.3	13	1.2	7
High Performance Conductors	2.9	30	—	—	5.9	22	—	—

Subtotal	9.5	100%	6.2	100%	26.0	100%	17.7	100%

Corporate and eliminations	(1.0)		(0.3)		(1.6)		(2.8)

Total	$8.5		$5.9		$24.4		$14.9

Three Months Ended September 30, 2006 versus Three Months Ended September 30, 2005
Net sales were $206.4 million and $107.6 million for the three months ended September 30, 2006 and 2005, respectively. Sales for the three months ended September 30, 2006 were $98.8 million, or 91.8% above comparable 2005 levels, as a result of a $71.7 million increase in the average cost and selling price of copper, a $2.8 million increase in volume, $2.3 million of higher customer pricing and $27.3 million from the acquisition of HPC. These factors were partially offset by a lower proportion of owned copper shipped in the 2006 period compared to the 2005 period of $5.3 million. The average price of copper based upon COMEX increased to $3.54 per pound for the three months ended September 30, 2006 from $1.70 per pound for the three months ended September 30, 2005.
Bare Wire segment net sales for the three months ended September 30, 2006 were $166.4 million, or an increase of $65.9 million or 65.6% from sales of $100.5 million for the comparable 2005 period. This increase was primarily the result of higher volume to customers supplying the industrial/energy and electronics/data communications markets of $2.2 million, the increase in the average cost and selling price of copper of $68.4 million, and a $2.3 million increase in customer pricing. These increases were partially offset by the impact of a lower proportion of owned copper shipped in the 2006 period compared to the 2005 period of $5.3 million and $1.7 million of lower volume sold to the appliance and automotive markets. Of the total pounds processed for the three months ended September 30, 2006 and 2005, respectively, 42.8% and 38.0% were from customers’ tolled copper.
Engineered Wire Products–Europe net sales of $12.8 million for the three months ended September 30, 2006 were $4.2 million, or 48.8%, higher than sales of $8.6 million for the 2005 period. This increase was the result of $3.3 million for the increase in the average cost and selling price of copper and $0.9 million from increased volume from improved customer demand in all markets.
High Performance Conductor net sales for the three months ended September 30, 2006 were $27.3 million following the HPC acquisition on March 31, 2006. There were no similar sales for the three months ended September 30, 2005.
Cost of goods sold, exclusive of depreciation and amortization, as a percentage of sales increased to 88.2% for the three months ended September 30, 2006 from 85.0% for the same period in 2005. The increase of 3.2 percentage points was due to the increase in the average cost and selling price of copper of 6.3 percentage points and 1.2 percentage points for materials and overhead cost increases partially offset by increased customer pricing of 1.6 percentage points, favorable contribution of HPC sales of 1.6 percentage points and European operations of 0.5 percentage points and 0.6 percentage points for the impact of a lower proportion of owned copper sales in 2006 compared to 2005.
Selling, general and administrative expenses were $11.6 million for the three months ended September 30, 2006 compared to $7.3 million for the same period in 2005. This increase of $4.3 million was the result of $2.6 million from the HPC acquisition, $1.0 million of stock-based compensation expense, $0.5 million of increased bad debt expense and $0.2 million of other cost increases. These expenses, as a percent of net sales, decreased to 5.6% for the three months ended September 30, 2006 from 6.8% for the three months ended September 30, 2005, primarily from the effect of higher copper costs and selling prices.
Depreciation and amortization was $4.3 million for the three months ended September 30, 2006 compared to $2.9 million for the same period in 2005. This increase of $1.4 million was the result of the HPC acquisition of $0.7 million and $0.7 million of higher depreciation on other property, plant and equipment additions.
Operating income for the three months ended September 30, 2006 was $8.5 million compared to $5.9 million for the 2005 period, or an increase of $2.6 million, primarily from increased contributions from the Engineered Wire Products–Europe segment and the HPC acquisition. Bare Wire segment’s operating income of $5.5 million for the 2006 period decreased by $0.6 million, or 9.8% compared to the 2005 period of $6.1 million, primarily from higher depreciation partially offset by increased sales volume and higher customer pricing. Engineered Wire Products–Europe operating income was $1.1 million, or an increase of $1.0 million, from the 2005 period of $0.1 million which was primarily from increased sales volume to all major markets together with higher overhead absorption and lower manufacturing costs. High Performance Conductors operating income was $2.9 million for the three months ended September 30, 2006 after being acquired on March 31, 2006. Operating income in the 2006 period also decreased by $0.7 million from a $1.0 million charge for stock-based compensation expense partially offset by other factors of $0.3 million.

Interest expense was $3.6 million for the three months ended September 30, 2006 compared to $2.9 million for the three months ended September 30, 2005. This increase of $0.7 million was the result of higher interest rates and the impact of higher levels of borrowings for the HPC acquisition in the 2006 period partially offset by proceeds from the sale of assets and operations of the Insulated Wire business.
Amortization of deferred financing cost was $0.7 million for the three months ended September 30, 2006 and $0.2 million for the 2005 period. The increase of $0.5 million related to the write-off of fees associated with the Term Credit Facility that was terminated in August 2006.
Income tax provision was $0.4 million and $1.4 million for the three months ended September 30, 2006 and 2005, respectively. The Company’s effective tax rate for the three months ended September 30, 2006 was 9.4% as the result of an adjustment of the expected full year effective tax rate due to state and international tax strategies. The Company’s effective tax rate for the three months ended September 30, 2005 was 47.8%.
Income from continuing operations was $3.6 million and $1.5 million for the three months ended September 30, 2006 and 2005, respectively, or an increase of $2.1 million primarily from higher operating income and a lower income tax provision partially offset by increased stock-based compensation expense, increased interest expense and higher amortization of deferred financing fees.
Income/loss from discontinued operations was $0.3 million and ($5.1) million for the three months ended September 30, 2006 and 2005, respectively. The 2006 period includes $0.8 million from the gain on disposition of the remaining Insulated Wire business. The 2005 amount included $5.8 million of impairment charges and results of the U.S. Insulated Wire business that was sold in November, 2005.
Net income/(loss) was $3.9 million and ($3.6) million for the three months ended September 30, 2006 and 2005, respectively. The improvement of $7.5 million in the three months ended September 30, 2006 was the result of the contribution of the HPC acquisition, a lower income tax provision and the favorable effect of the loss from discontinued operations partially offset by higher interest expense, increased amortization of deferred financing fees, increased stock-based compensation expense and higher depreciation.
Nine Months Ended September 30, 2006 versus Nine Months Ended September 30, 2005
Net sales were $565.0 million and $305.8 million for the nine months ended September 30, 2006 and 2005, respectively for an increase of $259.2 million, or 84.8% above comparable 2005 levels. This increase was a result of a $173.6 million increase in the average cost and selling price of copper, $6.7 million from the impact of a higher level of owned copper sales in the 2006 period compared to the 2005 period, a $18.0 million increase in volume, $4.6 million of higher customer pricing and $56.3 million from the acquisition of HPC. The average price of copper based upon COMEX increased to $3.06 per pound for the nine months ended September 30, 2006 from $1.57 per pound for the nine months ended September 30, 2005.
Bare Wire segment net sales for the nine months ended September 30, 2006 were $469.3 million, or an increase of $188.7 million or 67.2% from sales of $280.6 million for the comparable 2005 period. This increase was primarily the result of higher volume to customers supplying the industrial/energy, electronic/data communication and automotive markets of $10.6 million, the increase in the average cost and selling price of copper of $167.5 million, $6.7 million from the impact of a higher level of owned copper sales in the 2006 period compared to the 2005 period and a $4.6 million increase in customer pricing. These factors were partially offset by $0.7 million of lower volume to the appliance market. Of the total pounds processed for the nine months ended September 30, 2006 and 2005, respectively, 43.7% and 40.0% were from customers’ tolled copper.
Engineered Wire Products–Europe sales of $39.7 million for the nine months ended September 30, 2006 were $10.6 million, or 36.4%, higher than sales of $29.1 million for the 2005 period. This increase was the result of $6.1 million for the increase in the average cost and selling price of copper and $4.5 million from increased volume from stronger customer demand.

High Performance Conductor sales for the nine months ended September 30, 2006 were $56.3 million following the HPC acquisition on March 31, 2006. There were no similar sales for the nine months ended September 30, 2005.
Cost of goods sold, exclusive of depreciation and amortization, as a percentage of sales increased from 84.6% for the nine months ended September 30, 2005 to 88.7% for the same period in 2006. The increase of 4.1 percentage points was due to the increase in the average cost and selling price of copper of 5.0 percentage points, the impact of a higher level of owned copper sales in the 2006 period compared to the 2005 period of 0.3 percentage points and higher materials and overhead costs in the domestic Bare Wire segment of 0.7 percentage points, partially offset by increased customer pricing of 1.1 percentage points, favorable contribution of HPC of 0.5 percentage points and lower costs in the European operations of 0.3 percentage points.
Selling, general and administrative expenses were $29.2 million for the nine months ended September 30, 2006 and $23.7 million for the same period in 2005. This increase of $5.5 million was the result of $4.0 million from the HPC acquisition, $1.5 million of stock-based compensation expense, $0.8 million of higher personnel related costs, $1.2 million of volume related amounts and $0.6 million of increased bad debt expense partially offset by the absence of a $1.4 million charge for payments to be made to our former Chief Executive Officer under his employment agreement, lower S-1 registration statement costs of $0.9 million and other cost reductions of $0.3 million. These expenses, as a percent of net sales, decreased to 5.2% for the nine months ended September 30, 2006 from 7.8% for the nine months ended September 30, 2005, primarily from the effects of higher copper costs and selling prices and a higher level of owned copper sales.
Depreciation and amortization was $10.4 million for the nine months ended September 30, 2006 compared to $8.5 million for the same period in 2005. This increase of $1.9 million was the result of the HPC acquisition of $1.4 million and $0.5 million of higher depreciation on other property, plant and equipment additions.
Operating income for the nine months ended September 30, 2006 was $24.4 million compared to $14.9 million for the 2005 period, or an increase of $9.5 million, or 63.8%. This increase resulted primarily from increased sales volume and higher customer pricing in the Bare Wire segment and increased contributions from Engineered Wire Products–Europe and the HPC acquisition. Bare Wire segment’s operating income was $16.8 million for the 2006 period for an increase of $0.3 million over 2005 operating income of $16.5 million. Engineered Wire Products–Europe operating income was $3.3 million, or an increase of $2.1 million, or 175%, from the 2005 period of $1.2 million which was primarily from increased sales volume, higher overhead absorption and lower manufacturing costs. High Performance Conductors operating income was $5.9 million for the nine months ended September 30, 2006 after being acquired on March 31, 2006. Operating income in the 2006 period also increased by $1.2 million from the absence of a $1.4 million charge from payments to be made to our former Chief Executive Officer, $0.9 million from lower S-1 registration statement costs in the 2006 period compared to the 2005 period and lower other costs of $0.4 million partially offset by $1.5 million of stock-based compensation expense.
Interest expense was $10.2 million for the nine months ended September 30, 2006 compared to $8.6 million for the nine months ended September 30, 2005. This increase of $1.6 million was the result of higher interest rates and the impact of higher levels of borrowings for the HPC acquisition partially offset by the proceeds from the sale of the Insulated Wire assets and operations.
Amortization of deferred financing cost was $1.0 million for the nine months ended September 30, 2006 and $0.5 million for the nine months ended September 30, 2005, or an increase of $0.5 million. The increase was the result of the write-off of financing fees related to the Term Credit Facility that was terminated in August 2006.
Income tax provision was $4.0 million and $2.7 million for the nine months ended September 30, 2006 and 2005, respectively. The Company’s effective tax rate for the nine months ended September 30, 2006 and September 30, 2005 were 30.0% and 47.3%, respectively. The provisions are based upon the expected full year effective tax rate.

Income from continuing operations was $9.3 million and $2.9 million for the nine months ended September 30, 2006 and 2005, respectively. The increase of $6.4 million was the result of higher operating income of $9.5 million and $0.1 million other, net, partially offset by increased interest expense of $1.6 million, $0.5 million higher amortization of deferred financing fees and $1.1 million of increased income tax provision.
Loss from discontinued operations was $0.2 million and $12.7 million for the nine months ended September 30, 2006 and 2005, respectively. The 2006 periods include $0.3 million on the gain on disposition of assets. The 2005 included $8.5 million of impairment charges and results of the U.S. Insulated Wire business that were sold in December, 2005.
Net income/(loss) was $9.1 million and ($9.8) million for the nine months ended September 30, 2006 and 2005, respectively. The improvement of $18.9 million in the nine months ended September 30, 2006 was the result of higher operating income, including the contribution of the HPC acquisition and the favorable effect of the loss from discontinued operations partially offset by higher interest expense, increased amortization of deferred financing fees and increased income taxes.
Financial Condition
At the end of the third quarter, total cash and cash equivalents was $1.9 million down $3.5 million from year-end 2005. During the first nine months of 2006, cash levels decreased throughout the period as we used excess cash to reduce outstanding long-term debt borrowings.
Accounts receivable increased $22.8 million from year-end 2005. Included in this increase were the accounts receivable of $15.5 million from HPC. Included in the December 31, 2005 accounts receivable were $28.3 million from the Insulated Wire business. Excluding these two impacts, accounts receivable for the Bare Wire and Engineered Wire Products–Europe segments increased $35.6 million, or 50.9%, from December 31, 2005 to September 30, 2006. This increase was primarily due to a 59.4% increase in average copper prices. Day’s sales outstanding at the end of the third quarter of 2006 were comparable to year-end 2005 at 51 days. The allowance for doubtful accounts as a percentage of accounts receivable decreased from 3.1% at December 31, 2005 to 1.1% as of September 30, 2006 reflecting the write-off of Insulated Wire accounts deemed uncollectible against the allowance.
Inventories of $78.9 million as of September 30, 2006 increased by $22.0 million from December 31, 2005. Included in this increase was $19.8 million from HPC. Included in the December 31, 2005 inventory was $16.8 million for the Insulated Wire business. Excluding these two impacts, inventory for the Bare Wire segment and Engineered Wire Products–Europe increased by $19.0 million. This increase was from a 4.0 million pound increase of copper to support higher domestic volume levels of $14.2 million, a $3.2 increase to support higher European sales and the impact of $22.7 million of increased copper prices. These factors were partially offset by a $21.1 million increase in the LIFO reserve as the result of higher copper prices. Inventory turns in the first nine months of 2006 were comparable to 2005 levels.
Accounts payable were $54.8 million as of September 30, 2006, or an increase of $21.0 million from December 31, 2005 levels, as trade vendor terms were re-established from a major copper vendor, the effect of higher copper prices in 2006, more pounds purchased, $3.5 million from the HPC acquisition and a $3.0 million deferred credit recorded in connection with the HPC acquisition. These effects were partially offset by lower accounts payable related to the Insulated Wire business.
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
As a result of adopting SFAS No. 123(R) on January 1, 2006, the net income for the nine months ended September 30, 2006, includes $1.0 million of stock-based compensation expense (net of tax benefit of $0.5 million). The Company uses the Black-Scholes option model to estimate the fair value of share-based awards on the date of grant.
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
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement defines fair value, established a framework for using fair value to measure assets and liabilities and expands disclosures about fair value measurements. The statement applies whenever other pronouncements require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for the Company’s fiscal year beginning January 1, 2008. The Company is evaluating the impact the adoption of SFAS No. 157 will have on the Company’s financial statements.
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”) to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that the Company to quantify misstatements based on their impact on each of its financial statements and related disclosures. The application of SAB 108 in the third quarter did not have any impact on the Company’s financial statements.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities — including an amendment to FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for the Company’s fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of adopting SFAS No. 159.
Liquidity and Capital Resources
Working Capital and Cash Flows
Net cash provided by operating activities was $19.2 million for the nine months ended September 30, 2006, compared to net cash provided by operating activities of $14.9 million for the nine months ended September 30, 2005. This improvement of $4.3 million was the result of increased net income of $18.9 million, $1.6 million from non-cash stock-based compensation expense $11.3 million reduction in the impact of account receivable, higher accrued income taxes and deferred income taxes of

$3.2 million, $4.8 million higher accrued liabilities and other and $6.6 million of lower reorganization activities were offset by a $25.0 million increase in the impact of inventories, $8.8 million in the impact of accounts payable and $8.3 million impact of impairment of identifiable intangibles in 2005.
Net cash used in investing activities was $22.1 million for the nine months ended September 30, 2006, compared to $4.4 million for the nine months ended September 30, 2005. This increase in net cash used of $17.7 million resulted primarily from the acquisition of HPC for $52.2 million partially offset by $36.1 million of proceeds from the sale of the Insulated Wire business. In addition, capital expenditures were $7.6 million for the nine months ended September 30, 2006 compared to $5.6 million for the nine months ended September 30, 2005 primarily due to spending for the new plant in Sherrill, New York, including site preparation and deposits for equipment. Total capital expenditures related to the acquisition of the Sherrill, New York facility are expected to be approximately $14 million over the next six to nine months. Proceeds from the sale of property, plant and equipment in the 2006 period includes $1.2 million for the sale of remaining U.S. Insulated Wire business assets next six to nine months. The change in restricted cash used was $0.8 million.
Net cash used in financing activities was $0.9 million for the nine months ended September 30, 2006, compared to $19.2 million for the nine months ended September 30, 2005 for a decrease of $18.3 million. There were net borrowings of $0.5 million for the nine months ended September 30, 2006 including borrowings for the HPC acquisition and repayments from the sale of the Insulated Wire business. For the nine months ended September 30, 2005, there were $19.2 million of net repayments. In addition, there were $1.4 million of financing fees in the nine months ended September 30, 2006 related to the June and August 2006 amendments to the Revolver Credit Facility.
Financing Arrangements
On October 20, 2004, and as amended on March 31, 2006 in connection with the acquisition of HPC and as amended on June 28, 2006, we and our domestic subsidiaries entered into (collectively, the “Credit Facility”) (1) an amended credit agreement which provides for a five-year senior revolver credit facility in an amount up to $155.0 million subject to borrowing availability (including as a sub-facility of the revolver credit facility, a $25 million letter of credit facility) (the “Revolver Credit Facility”), and (2) a credit agreement which provides for a $30.0 million five-year senior term loan facility (the “Term Credit Facility”). On August 28, 2006, the Company and the domestic subsidiaries entered into an agreement with Wachovia Capital Finance Corporation (Central) to amend the Company’s existing Credit Facility. Under the amendment, the existing Revolver Credit Facility was increased to $200 million subject to borrowing availability (including a $25 million letter of credit facility), the existing Term Facility was terminated, the maturity was extended until August 22, 2011 and the interest rate margin was reduced.
We also issued the Notes to the former holders of our subordinated notes in connection with our reorganization in October 2004. For a description of the terms of these facilities and the Notes, see Note 9 to the unaudited condensed consolidated financial statements.
Liquidity
We require cash for working capital, capital expenditures, debt service and taxes. Our working capital requirements generally increase when demand for our products increase or when copper, copper premiums and silver and nickel costs increase significantly or rapidly. Currently, a $0.10 per pound fluctuation in the price of copper will have an approximate $3.4 million impact on our working capital. The average price of copper based upon COMEX increased to $3.54 per pound for the three months ended September 30, 2006 from $1.70 per pound for the three months ended September 30, 2005. Copper prices continue to be volatile, and the price of copper on the COMEX was $3.14 per pound as of March 31, 2007.
Our principal sources of cash are generated from operations and availability under our debt financing arrangements. Our Revolver Credit Facility was increased by $45 million on August 22, 2006 due to the recent significant increase in copper prices.
As of September 30, 2006, we had $1.9 million of unrestricted cash and cash equivalents. Actual borrowings availability under our Revolver Credit Facility is subject to a borrowing base calculation, generally based upon a percentage of eligible accounts receivable, inventory and property, plant and equipment. As of September 30, 2006, our borrowing base was $158.3 million and our outstanding indebtedness under the Revolver Credit Facility (including outstanding letters of credit) was $73.2 million, resulting in a remaining availability as of such date of $85.1 million.

Our ability to generate sufficient cash flow to meet our operating needs could be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. Any significant reduction in customer demand for our products, change in competitive conditions, reduction in vendor terms from our suppliers, increases in prices of our major material components including copper, silver and nickel, increases in other expenses such as utility costs, or adverse changes in economic conditions in the U.S. or worldwide could impact our ability to generate sufficient cash flow to fund operations.
Off-Balance Sheet Arrangements
We have not historically utilized off-balance sheet financing arrangements and have no such arrangements as of September 30, 2006. However, we do finance the use of certain facilities and equipment under lease agreements provided by various institutions. Since the terms of these agreements meet the definition of operating lease agreements, the sum of future lease payments is not reflected on our consolidated balance sheets. As of September 30, 2006, the future minimum lease payments under these arrangements totaled $7.5 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
We do not ordinarily hold market risk sensitive instruments for trading purposes. We do, however, recognize market risk from interest rate, foreign currency exchange and commodity price exposure.
Interest Rate Risk
At September 30, 2006, approximately $61.0 million of $136.0 million of long-term debt, specifically, $59.8 million of borrowings under our Revolver Credit Facility, bear interest at variable rates. A hypothetical 1% increase in variable interest rates would increase our interest rate expense by $0.6 million based on the debt outstanding as of September 30, 2006. We are not currently engaged in any hedging activities.
Foreign Currency Risk
As of September 30, 2006, we had operations in Belgium, France and Italy. Our operations may, therefore, be subject to volatility because of currency fluctuations. Sales and expenses are denominated in the euro for the Belgium, French and Italian operations. As a result, these operations are subject to market risk with respect to fluctuations in the relative value of the euro. We evaluate from time-to-time various currency hedging programs that could reduce the risk.
In terms of foreign currency translation risk, we are exposed primarily to the euro. Our net foreign currency investment in foreign subsidiaries and affiliates translated into United States dollars using month-end exchange rates at September 30, 2006 and year-end exchange rates at December 31, 2005, was $21.9 million and $86.9 million (including Mexico and the Philippines), respectively.
At September 30, 2006, we had no financial instruments outstanding that were sensitive to changes in foreign currency rates.
Commodity Price Risk
The principal raw material used by us is copper, which is purchased in the form of 5/16-inch rod primarily from the major copper producers in North America, Europe, and South America. Copper rod prices are based on market prices, which are generally established by reference to the COMEX prices, plus a premium charged to convert copper cathode to copper rod and deliver it to the required location. As a worldwide traded commodity, copper prices have historically been subject to fluctuations. The average price of copper based upon COMEX increased to $3.54 per pound for the three months ended September 30, 2006 from $1.70 per pound for the three months ended September 30, 2005. While fluctuations in the price of copper may directly affect the per unit prices of our products, these fluctuations have not had, nor are expected to have, a material impact on our profitability due to copper price pass-through arrangements that we have with our customers. These sales arrangements are based on similar variations of monthly copper price formulas. Use of these copper price formulas minimizes the differences between raw material copper costs charged to the cost of sales and the pass-through pricing charge to customers. However, a severe increase in the price of copper could negatively impact our short-term liquidity because of the period of time between our purchase of copper at an increased price and the time at which we receive cash payments after selling end products to customers reflecting the increased price. Currently, a $0.10 per pound fluctuation in the price of copper will have an approximate $3.4 million impact on our working capital.
With the HPC acquisition, other raw materials used include tin, silver and nickel. The cost of silver and nickel components in our products is generally passed-through to our customers. For the three months ended September 30, 2006, the price of silver has increased by 64.6% and the price of nickel has increased by 100.3% compared to the three months ended September 30, 2005.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, with the participation of other members of management, conducted an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities and Exchange Act of 1934. Based upon the evaluation and because of the material weaknesses described below and our failure to file the International Wire Group, Inc. Key Management Incentive Plan, our officers concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective. Notwithstanding the material weaknesses discussed below, the Company’s management has concluded that the financial statements included in this Form 10-Q fairly present in all material respects the Company’s financial position and its results of operations for the periods presented in conformity with generally accepted accounting principles.
As of December 31, 2005, we did not maintain effective controls over the evaluation and completeness of our deferred tax assets and liabilities, the associated valuation allowances established in previous years to reflect the likelihood of the recoverability of net deferred tax assets and the income tax provision (benefit) for continuing and discontinued operations. Specifically, we did not have effective controls in place to identify net operating loss carryforwards and the differences between book and tax accounting for fixed assets, certain inventory reserves and LIFO inventories and certain intangibles. This material weakness resulted in a restatement of the Company’s 2005 annual consolidated financial statements with respect to income taxes. In addition, this control deficiency could result in a material misstatement to the aforementioned accounts such as deferred tax assets, deferred tax liabilities, goodwill, and income tax provision (benefit) that would result in a material misstatement to the Company’s annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness. This material weakness existed throughout 2006 and at September 30, 2006.
During the preparation of the Form 10-Q for the period end September 30, 2006 and in connection with the year end closing process, we did not maintain a sufficient number of personnel with an appropriate level of knowledge to adequately prepare the financial statements, which contributed to the following control deficiencies:
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
Remediation Plan
Our remediation plan for the deferred tax accounting weakness included a special project in which we staffed qualified outside tax and accounting consultants, beginning in the second quarter of 2006, to fully assess the material weakness. Management also obtained internal and external resources for the preparation of the 2006 quarter-end and year-end closings. The initial phase of the remediation plans has resulted in the restatement of the 2005 annual consolidated financial statements as more fully described in Amendment No. 1 to the Form 10-K for December 31, 2005 under the Explanatory Note on page 2 and in Note 1A. We continue to strengthen our controls over income tax accounting with additional internal accounting and external resources through and including the preparation of the 2006 income tax provision and related footnote disclosures which were completed after September 30, 2006.
In order to strengthen controls, management decided to add resources in mid-2006. Management has hired a Manager of Financial Reporting who possesses the technical qualifications to properly account for both non-routine and routine transactions. Management has additionally hired a Manager of Internal Audit/SOX to assist management in the proper implementation of adequate disclosure controls. Management, with the assistance of the Manager of Internal Audit/SOX, has developed, and will continue to develop, detailed control remediation steps for each of the deficiencies noted above and has begun implementation of those controls. Management will also conduct an analysis of the current financial reporting staff and validate that the roles and responsibilities have been properly allocated and assess the potential need for additional resources. Management will obtain those resources if deemed necessary to remediate the control weakness related to personnel.
We filed with this Quarterly Report on Form 10-Q a summary of the International Wire Group, Inc. Key Management Incentive Plan.
Changes in Internal Control over Financial Reporting
Except as otherwise discussed above, there were no changes in our internal control over financial reporting that occurred during the period covered by this 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
During the quarter ended September 30, 2006, there have been no material developments in the Company’s legal proceedings. For more detailed information, see Note 12 to our Consolidated Financial Statements as of and for the period ended September 30, 2006 and the disclosures provided in Note 17 to our Consolidated Financial Statements and in “Item 3 —Legal Proceedings” set forth our Amended 2005 10-K/A.
ITEM 1A. RISK FACTORS.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our 2005 10-K/A for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The Risk Factors included in our 2005 10-K/A have not materially changed. The risks described in our 2005 10-K/A and quarterly reports on Form 10-Q are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Exhibit
Number	Description
10.1	Amendment No. 3 to Loan and Security Agreement, dated as of August 22, 2006, by and among International Wire Group, Inc., its domestic subsidiaries, the parties to the Loan and Security Agreement as lenders and Wachovia Capital Finance Corporation (Central), formerly known as Congress Financial Corporation (Central) (incorporated by reference to Exhibit 10.1 to Form 8-K filed August 28, 2006).

10.2	Key Management Incentive Plan Summary (filed herewith).*

10.3	Termination of Intercreditor Agreement, dated as of August 23, 2006, by and between Wachovia Capital Finance Corporation (Central), formerly known as Congress Financial Corporation (Central), in its capacity as agent for the lenders who are party from time to time and Silver Point Finance, LLC, in its capacity as collateral agent for the lenders who are party from time to time (filed herewith).

31.1	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement

SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

INTERNATIONAL WIRE GROUP, INC.

Dated: April 30, 2007	By:	/s/ GLENN J. HOLLER

	Name:	Glenn J. Holler
	Title:	Senior Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer) and
Secretary

EXHIBIT INDEX

Exhibit
Number	Description
10.1	Amendment No. 3 to Loan and Security Agreement, dated as of August 22, 2006, by and among International Wire Group, Inc., its domestic subsidiaries, the parties to the Loan and Security Agreement as lenders and Wachovia Capital Finance Corporation (Central), formerly known as Congress Financial Corporation (Central) (incorporated by reference to Exhibit 10.1 to Form 8-K filed August 28, 2006).

10.2	Key Management Incentive Plan Summary (filed herewith).*

10.3	Termination of Intercreditor Agreement, dated as of August 23, 2006, by and between Wachovia Capital Finance Corporation (Central), formerly known as Congress Financial Corporation (Central), in its capacity as agent for the lenders who are party from time to time and Silver Point Finance, LLC, in its capacity as collateral agent for the lenders who are party from time to time (filed herewith).

31.1	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement