Form 10-K
period 2006-12-31
INTERNATIONAL WIRE GROUP INC
filed 2007-04-30
CIK 947429

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-51043
International Wire Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	43-1705942
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
12 Masonic Ave. Camden, NY	13316 (Zip Code)
(Address of principal executive offices)

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

As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $52,590,780 based on the closing sale price as reported on the OTC Pink Sheets. Shares of Common Stock held by each executive officer, director, and shareholders with beneficial ownership of greater than 10% of the outstanding Common Stock of the registrant and persons or entities known to the Company to be affiliates of the foregoing have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

APPLICABLE ONLY TO ISSUERS INVOLVED IN
BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑     No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2007

Common Stock, $0.01 par value per share	10,000,002 shares

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s 2007 annual meeting of stockholders is incorporated by reference in Part III.

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

Overview

We, together with our subsidiaries, manufacture and market wire products, including bare and tin-plated copper wire, engineered products and high performance conductors, for other wire suppliers and original equipment manufacturers or “OEM’s”. Our products include a broad spectrum of copper wire configurations and gauges with a variety of electrical and conductive characteristics and are utilized by a wide variety of customers primarily in the aerospace, appliance, automotive, electronics and data communications, general industrial/energy industries and medical device industries. We manufacture and distribute our products at 16 facilities located in the United States, Belgium, France and Italy. We operate our business in the following three segments:

•	Bare Wire. Our bare and tin-plated copper wire products (or conductors) are used to transmit digital, video and audio signals or conduct electricity and are sold to a diverse customer base of over 1,000 insulated wire manufacturers and various industrial OEM’s for use in computer and data communications products, general industrial, energy, appliances, automobiles and other applications.

•	Engineered Wire Products — Europe. Our bare copper wire products are engineered and used to conduct electricity either for power or for grounding purposes and are sold to a diverse customer base of various OEM’s for use in electrical appliances, power supply, aircraft and railway and automotive.

•	High Performance Conductors. Our high performance conductors segment manufactures specialty high performance conductors which include tin, nickel and silver-plated copper and copper alloy conductors including standard and customized high and low temperature conductors as well as specialty film insulated conductors and miniature tubing products. This segment resulted from our acquisition of Phelps Dodge High Performance Conductors of SC & GA, Inc. (“HPC”) on March 31, 2006.

We were organized in 1995 as Omega Wire Corp. and subsequently changed our name to International Wire Group, Inc. We are incorporated in the state of Delaware. Our principal executive offices are located at 12 Masonic Avenue, Camden, New York, and our telephone number at such address is (315) 245-3800. Our internet address is www.iwg.com.

Insulated Wire Business Sale

On November 30, 2005, we entered into an Asset Purchase Agreement with Copperfield, LLC (“Copperfield”). The transaction was consummated on December 2, 2005. Pursuant to that agreement, we:

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

On June 28 and 30, 2006, the Company entered into Stock Purchase Agreements (“Cebu and Durango Purchase Agreements”) with Draka Holdings N.V. (“Draka”) and Draka Holdings Mexico, S.A. (“Draka Mexico”). The sales were completed on July 3, 2006. Pursuant to the terms of the Cebu Purchase Agreement, Draka purchased all the stock of the Company’s Philippines insulated wire subsidiary, IWG-Philippines, Incorporated, for a purchase price of $30.0 million, plus an additional sum of $0.9 million pursuant to a post-closing working capital adjustment. Additionally, we reimbursed Draka $3.5 million for an accounts receivable collected related to the business sold and Draka purchased approximately $6.5 million of copper from the Company, which was being held on consignment. Pursuant to the terms of the Durango Purchase Agreement, Draka and Draka Mexico purchased all the stock of the Company’s Mexican insulated wire subsidiaries, IWG Services Company, S. de R.L. de C.V., Cables Durango, S. de R.L. de C.V. and IWG Durango, S. de R.L. de C.V., for a purchase price of $5.0 million.

The disposition of the IWG-Philippines and the Mexican insulated wire subsidiaries, which was completed on July 3, 2006, together with the sale of certain U.S. insulated wire assets to Copperfield, LLC in December 2005 and the subsequent collection of retained accounts receivable, complete the Company’s exit from the Insulated Wire business. Accordingly, the entire Insulated Wire business has been presented as a discontinued operation in the accompanying consolidated statements of operations.

Acquisition and Other

On March 4, 2006, we entered into a Stock Purchase Agreement (“Purchase Agreement”) to acquire Phelps Dodge High Performance Conductors of SC & GA, Inc. (“HPC”) from Phelps Dodge Corporation (“PD”). HPC is a manufacturer of specialty high performance conductors which are plated copper and copper alloy conductors offering both standard and customized high and low temperature conductors as well as specialty film insulated conductors and miniature tubing products. The conductors manufactured are tin, nickel and silver plated, including some proprietary products. High temperature products are generally used where high thermal stability and good solderability are required for certain military and commercial aerospace applications. The medical products include ultra fine alloys, which are used in medical electronics such as ultrasound equipment and portable defibrillators. The tubing products are used in a variety of medical devices in medicine delivery and coronary procedures. These products are sold to harness assembly manufacturers, distributors and OEM’s in the United States, Europe and Asia primarily serving the aerospace, medical, automotive, computer, telecommunications, mass transportation, geophysical and electronics markets. HPC has manufacturing operations in Inman, South Carolina and Trenton, Georgia. On March 31, 2006, we completed the acquisition of all of the outstanding common stock of HPC for $42.0 million plus a working capital adjustment of $4.3 million. We funded the acquisition with borrowings under our Revolver Credit Facility (as defined below). Additionally, we purchased the copper inventory held on consignment by HPC from PD for $5.1 million. In addition, pursuant to the Purchase Agreement, we have agreed to a contingency payment in an amount equal to 4.88 multiplied by the amount that HPC’s 2006 EBITDA (as defined in the Purchase Agreement) exceeds $9.4 million. The contingency payment is capped at $3.0 million and the full amount will be paid in 2007. In connection with the closing of the transaction, Phelps Dodge High Performance Conductors of SC & GA, Inc. changed its name to IWG High Performance Conductors, Inc.

Additionally, on October 27, 2006, the Company announced the purchase of a new plant site located in Sherrill, New York, from a subsidiary of Oneida, LTD. The purchase of this facility, which is approximately 80,000 square feet, for approximately $0.6 million, will be used to expand and move current bare wire production in the central New York region. New and existing equipment will be installed in this facility over the next 3 to 6 months. Total capital expenditures related to the facility are expected to be approximately $14 million. The City of Sherrill, New York provides favorable hydroelectric power rates which should result in lower production costs.

Bankruptcy and Other Changes

On March 24, 2004, we filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. Our Chapter 11 bankruptcy petition was directly related to the significant downturn in the industrial/energy and electronics/data communications markets and by increased competitive pricing pressures in the automotive market that accelerated in 2001 and continued to increase through the filing date. Additionally, increasing copper prices had negatively impacted our liquidity because, although we have copper price pass-through arrangements with our customers, there is a lag between the time of our purchase of copper and the time at which we receive cash payments after selling end products to customers reflecting the increased price. We emerged from bankruptcy on October 20, 2004.

In December 2004, we announced the closing of the plant located in Beynost, France. Production ceased in March 2005.

On January 17, 2006, we consolidated our Bare Wire subsidiaries and merged Camden Wire Co, Inc., OWI Corporation and International Wire Rome Operations, Inc. into Omega Wire, Inc.

Products and Markets

At December 31, 2005, the Company had three reportable segments: Bare Wire, Engineered Wire Products — Europe and Insulated Wire. As a result of the HPC acquisition on March 31, 2006 and the discontinued operations of the Insulated Wire business (see Note 1 to the consolidated financial statements), at December 31, 2006 the Company’s three reportable segments are Bare Wire, Engineered Wire Products-Europe and High Performance Conductors. These segments are strategic business units organized around three product categories that follow management’s internal organization structure. The Company evaluates segment performance based on segment operating income. See Note 17 to our consolidated financial statements for segment reporting. The following is a description of our primary products and markets served:

Bare Wire Segment (82% of 2006 Consolidated Net Sales from Continuing Operations)

Our external sales of bare wire products in the United States and Canada are primarily to wire insulators, who apply insulating materials to the bare wire through an extrusion process. These wire insulators sell the insulated wire to a variety of customers in the following markets:

•	appliance (approximately 14% of total 2006 Bare Wire net sales);

•	automotive (approximately 20% of total 2006 Bare Wire net sales);

•	electronics and data communications (approximately 29% of total 2006 Bare Wire net sales) including cable television, safety and security control, and local area network (“LAN”) and computer systems; and

•	industrial/energy (approximately 37% of total 2006 Bare Wire net sales) including heating, ventilating and air conditioning (“HVAC”) systems, circuit protection, digital and cellular phone towers, elevator cables, mining and oil exploration, mass transit and utility power distribution applications.

We manufacture a broad array of bare and tin-plated copper conductors including the following:

•	Single End Wire. Single end wire is an individual wire drawn to the customer’s size requirements ranging from .16 to .00157 inches in diameter (6 American Wire Gauge (“awg”) to 46 awg). Single end wire is capable of transmitting signals or electrical currents between two points and is used to transmit digital, video and audio signals or low voltage current in a variety of wire products used in motor controls, local area networks, security systems, television or telephone connections and water sprinkler systems. Single end wire is generally the least expensive form of wire to produce due to its simple configuration.

•	Stranded Wire. Stranded wire is comprised of a number of single end wires twisted together in a specific geometric pattern that preserves each individual wire’s relative position for the length of the wire. Stranded wire, like single end wire, transmits digital, video and audio signals or low voltage current. However, stranded wire is more flexible and capable of connecting multiple terminals allowing greater application. Stranded wire is generally used in products that connect peripherals to the personal computer (“PC”), connect the internal components of the PC, and control HVAC, security and other functions inside buildings. In addition, stranded wire is used in antilock braking systems, airbag systems, utility power distribution and circuit breakers.

•	Bunched Wire. Bunched wire is formed by twisting a number of single end wires in a random pattern. Bunched wire allows increased flexibility while maintaining conductivity. This type of wire is the primary wire used in appliance wire harnesses. In addition, bunched wire is commonly used for transmission of electrical current in lighting fixture cords, extension cords and power cords for portable, power hand tools.

•	Cabled Wire and Braided Wire. Cabled wire and braided wire are combinations of single, bunched or stranded wire twisted together in various patterns and thickness. These wires transmit electrical current and are typically used in mining, mass transportation, automotive, utility power distribution, and other industrial applications.

•	Shielding Wire. Shielding wire is comprised of varying numbers of single end wires that are wound together in parallel construction around a bobbin. Shielding wire does not transmit signals or voltage but rather shields the signal traveling through the core conductor from outside interference. This type of wire is primarily used in data communication applications, telecommunications equipment, cable television equipment and security systems.

Engineered Wire Products — Europe Segment (7% of 2006 Consolidated Net Sales from Continuing Operations)

Our sales of engineered wire products in Europe are primarily specialty braids, ropes, connections and flexible bars. These products are sold to OEM’s who use our products as component parts in items such as circuit breakers, panel boards, transformers, power generating systems and transportation equipment. Our sales are to a variety of customers in the following markets:

•	electrical appliances (approximately 31% of total 2006 Engineered Wire Products — Europe net sales);

•	power supply (approximately 32% of total 2006 Engineered Wire Products — Europe net sales);

•	aircraft and railway (approximately 17% of total 2006 Engineered Wire Products — Europe net sales); and

•	automotive (approximately 20% of total 2006 Engineered Wire Products — Europe net sales).

We manufacture specialty braids, ropes, connections and flexible bars using copper as the primary raw material with either insulating material, strips or terminals. In addition, we manufacture braided wire which is sold as a component part or we apply either insulating material and/or types of terminals to meet customers’ specifications.

High Performance Conductors Segment (11% of 2006 Consolidated Net Sales from Continuing Operations)

The High Performance Conductors segment (“HPC”), which resulted from the Company’s acquisition described in Note 5 to our consolidated financial statements, manufactures specialty high performance conductors which include tin, nickel and silver plated copper and copper alloy conductors including standard and customized high and low temperature conductors as well as specialty film, insulated conductors and miniature tubing products.

Our external sales of high performance conductors in the United States, Europe and Asia are primarily directly to wire insulators that manufacture wire and cable products by applying insulation, through a variety of processes, for applications in high temperature environments. HPC’s film insulated and tubing products are sold to medical device manufacturers either directly or through our manufacturer’s representatives specializing in the medical market. HPC’s products are sold to a variety of customers in the following markets:

•	commercial and military aerospace and defense (approximately 45% of High Performance Conductors net sales) includes commercial and military aircraft wiring, avionics, defense weapons and security systems, commercial and defense satellite systems;

•	electronics and data communication (approximately 21% of High Performance Conductors net sales) including consumer electronics, test equipment, data and voice communication;

•	industrial and automotive (approximately 19% of High Performance Conductors net sales) including industrial power, heat and freeze control, automotive and geophysical; and

•	medical electronics and devices (approximately 15% of High Performance Conductors net sales) including medical diagnostic and test equipment and components for minimally invasive medical devices.

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

Key Customers

We sell our products primarily to copper wire insulators and OEM’s who then sell to a diverse array of end users. For the year ended December 31, 2006, we had significant sales to General Cable Corporation, which represented 23% of our consolidated net sales from continuing operations, and significant sales to AFL Automotive, LP, which represented 10% of our consolidated net sales from continuing operations.

International Operations

We currently have operations in Belgium, France, and Italy. For the years ended December 31, 2006, 2005 and 2004, approximately 8%, 9% and 10% of our consolidated net sales from continuing operations originated from these foreign operations. We have a manufacturing facility in Vinovo, Italy and two facilities in Saint-Chamond, France as well as a sales/distribution facility in Puurs, Belgium. See Note 17 to our consolidated financial statements included herein for further information about our international operations.

We are subject to risks generally associated with international operations, including price and exchange controls and other restrictive actions. In addition, fluctuations in currency exchange rates may affect our results of operations. See “Item 1A. Risk Factors” and “Item 7A. Qualitative Disclosures about Market Risk” for further discussion about our foreign currency risk.

Raw Materials

The principal raw material we use is copper, which is primarily purchased in the form of 5/16-inch rod from the major copper producers in North America, Europe and South America. Copper rod prices are based on market prices, which are generally established by reference to the New York Mercantile Exchange, Inc. (“COMEX”) prices, plus a premium charged to convert copper cathode to copper rod and deliver it to the required location. As a world traded commodity, copper prices have historically been subject to fluctuations. While fluctuations in the price of copper may directly affect the per unit prices of our products, these fluctuations have not had, nor are expected to have, a material impact on our profitability due to copper price pass-through arrangements that we have with our customers. These sales arrangements are based on similar variations of monthly copper price formulas. Use of these copper price formulas minimizes the differences between raw material copper costs charged to the cost of sales and the pass-through pricing charged to customers. A severe increase in the price of copper could, however, negatively impact our short term liquidity because of the period of time between our purchase of copper at an increased price and the time at which we receive cash payments after selling end products to customers reflecting the increased price.

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

Bare Wire

As of December 31, 2006, we had ten facilities dedicated to the production and distribution of bare wire products in the United States. Six of these facilities are located in New York, one in Indiana, two in Texas and one distribution facility is located in California. We also have a facility in New York which is being prepared for production for the third quarter of 2007. The manufacturing of bare wire consists of one or more of the following four processes: wire drawing, plating, bunching and stranding, and cabling.

•	Wire Drawing Process. Wire drawing is a multi-step process in which raw copper material, primarily 5/16-inch copper rod, is drawn through a series of dies of decreasing diameter.

•	Plating Process. After being drawn, our wire products may be plated through an electroplating process. We have the capability to plate copper wire with tin. Approximately 29% of our bare wire products are plated with tin. The plating process prevents the bare copper from oxidizing and also allows the wire to be soldered, which is an important quality in many electrical applications.

•	Bunching and Stranding Process. Bunching and stranding is the process of twisting together single strand wires to form a construction ranging from seven to over 200 strands. If the wire is bunched, the individual strands of wire are twisted together in a random pattern. Stranded wire is composed of a number of single end wires twisted together in a specific geometric pattern where each strand’s relative position is maintained throughout the length of the wire.

•	Cabling Process. Cabling is the process of twisting bunched wire to form a construction ranging from 49 to 47,000 strands.

Engineered Wire Products — Europe

As of December 31, 2006, we had three facilities dedicated to the production and distribution of specialty wire products in Europe, two located in France and one located in Italy. The manufacturing of the specialty wire engineered products in Europe consists of obtaining copper stranding or strips and applying either insulating material and/or types of terminals to meet the customers’ specifications.

High Performance Conductors

HPC has two facilities dedicated to the production and distribution of high performance conductor and medical products in the United States, one located in South Carolina and one located in Georgia. In addition, there is sale/distribution facility in Belgium. The manufacturing of high performance conductors consists of one or more of the following four processes: wire drawing, plating, bunching and stranding, and cabling.

•	Wire Drawing Process. Wire drawing is a multi-step process in which raw materials, primarily copper, and to a lesser extent, aluminum, copper-clad steel, copper-clad aluminum and various copper alloys, are drawn through a series of dies of decreasing diameter.

•	Plating Process. After being drawn, our wire products may be plated through a tin, silver or nickel electroplating process. Approximately 95% of our high performance conductors products are plated with one of these materials. The plating processes are used to prevent the copper wires from oxidizing. Additionally, silver and tin plating improves the solderability of wires, and nickel plating allows copper wires to be used in high-temperature applications.

•	Bunching and Stranding Process. Bunching and stranding is the process of twisting together single strand wires to form a construction ranging from seven to over 100 strands. If the wire is bunched, the individual strands of wire are twisted together in a random pattern. Stranded wire is composed of a number of single end wires twisted together in a specific geometric pattern where each strand’s relative position is maintained throughout the length of the wire.

•	Cabling Process. Cabling is the process of twisting bunched wire to form a geometric construction ranging from 49 to over 2,000 strands.

Additionally, our facility in Georgia manufactures medical grade products that utilize two additional processes: film insulated and tubing.

•	Film Insulated. Film insulating is the process of coating bare or silver plated wires with electrically insulating materials such as polyethylene or polyimide. This process is performed over multiple passes in an oven that cures the film being applied.

•	Tubing. Tubing is the process of removing the copper mandrel (wire) from a previously film insulated product in order to create a tube with very thin walls and a precision internal dimension. This tube is then flushed with acid to remove contaminant materials, rinsed, dried and cut to size.

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

Backlog

Due to the manner in which we process orders, we have no significant order backlog. We follow the industry practice of producing our products on an ongoing basis to meet customer demand without significant delay. Management believes the ability to supply orders in a timely fashion is a competitive factor in our market, and therefore, attempts to minimize order backlog to the extent practicable.

Patents and Trademarks

We have one patent, ten registered trademarks and three pending trademarks. We do not believe that our competitive position or operations are dependent on any individual patent or trademark or groups thereof.

Employees

As of December 31, 2006, we employed approximately 1,500 full time employees. We believe that we have a good relationship with our employees. None of our U.S. employees are represented by a union.

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

Executive Officers of the Registrant

Set forth below are the names and positions of the executive officers of our company as of December 31, 2006.

Name	Age	Position(s)

Rodney D. Kent	59	Director and Chief Executive Officer
Glenn J. Holler	59	Senior Vice President, Chief Financial Officer and Secretary
Donald F. DeKay	52	Vice President — Finance
Chrysant E. Makarushka	66	Vice President — Purchasing and Logistics
Martin G. Dew	44	President of IWG High Performance Conductors, Inc.

Rodney D. Kent is Chief Executive Officer of our company and has held such positions since June 1, 2005. Previously, Mr. Kent served as our President and Chief Operating Officer and he held that position from May 2000 to June 1, 2005. Mr. Kent also serves as a director of our company and has been a director since June, 1995. He served as a director when we filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code and throughout the bankruptcy proceedings. Mr. Kent also serves as director of Oneida Financial Corp. and Chairman of the Board and director of Prime Materials Recovery, Inc.

Glenn J. Holler was named Senior Vice President & Chief Financial Officer of our company in July 2001, and Secretary of our company in October 2004.

Donald F. DeKay is Vice President — Finance of our company and has held such position since July 2001 Mr. DeKay also serves as director of Prime Materials Recovery, Inc.

Chrysant E. Makarushka is Vice President — Purchasing and Logistics and has held such position since July 2000.

Martin G. Dew is President of IWG High Performance Conductors, Inc. and has held this position with High Performance Conductors since it was acquired by International Wire Group, Inc. in March 2006 and at its previous owner, Phelps Dodge Corporation, since 1999.

Item 1A.	Risk Factors.

Risks Related to Our Financial Position

We have a history of losses, and we may not be able to sustain profitability.

For the year ended December 31, 2006, we had net income of $10.0 million but incurred net losses of $10.8 million, $2.3 million, $46.7 and $133.3 million for the four fiscal years ended December 31, 2005, 2004 (pro forma), 2003 and 2002, respectively. We may not sustain profitability in the near future, or at all. We sought protection under Chapter 11 of the United States Bankruptcy Code in March 2004, and our equity ownership changed and a majority of our board of directors was replaced in connection with our reorganization.

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

Our outstanding debt at December 31, 2006 was approximately $113.6 million, excluding amounts under letters of credit, and can fluctuate significantly during the year. We may also incur additional debt from time to time to finance working capital, acquisitions, capital expenditures and other general corporate purposes. Our substantial indebtedness could have important consequences to holders of our common stock. For example, it could:

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

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources.”

Risks Related to Our Business

The price of copper, the principal raw material used in our products, is subject to price fluctuations and may negatively impact our liquidity or cause our customers to decrease their orders.

The principal raw material used in our products is copper, which is purchased in the form of 5/16-inch rod from the major copper producers in North America, Europe and South America. Copper rod prices are based on market prices, which are generally established by reference to the New York Mercantile Exchange, Inc. (“COMEX”) prices. As a world traded commodity, copper prices have historically been subject to fluctuations. For the year 2006, the average price of copper increased by 84% over the average price for the year 2005. A severe increase in the price of copper could negatively impact our short-term liquidity because of the period of time between our purchase of copper at an increased price and the time at which we receive cash payments after selling end products to customers reflecting the increased price. High copper prices may also reduce demand from our customers. Since we generally do not obtain long-term purchase commitments (as discussed further below), our customers may cancel, reduce or delay their orders in response to higher copper prices.

Increases in revenue may not reflect improvements in our business, because the increases in revenue may be caused by increases in the price of copper or acquisitions.

Our sales from continuing operations for the years ended December 31, 2006 and 2005 increased by $324.2 million and $85.1 million, respectively, however, $221.1 million and $60.3 million of the increase resulted from the increased average cost and selling price of copper and $83.0 million of sales in 2006 resulted from the HPC acquisition.

Disruptions in the supply of copper and other raw materials used in our products could cause us to be unable to meet customer demand, which could result in the loss of customers and net sales.

Copper rod is the primary raw material that we use to manufacture our products. Other significant raw materials that we use are silver, nickel and tin. There are a limited number of domestic and foreign suppliers of copper rod and these other raw materials. A significant percentage of total copper rod is purchased from four major suppliers. If we are unable to maintain good relations with our suppliers or if there are any business interruptions at our suppliers, we may not have access to a sufficient supply of raw materials. If we lose one or more key suppliers and are unable to locate an alternative supply, we may not be able to meet customer demand, which could result in the loss of customers and net sales.

We generally do not obtain long-term volume purchase commitments from customers, and, therefore, cancellations, reductions in production quantities and delays in production by our customers could reduce our operating income and cash flows.

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

In addition, we make significant decisions, including determinations regarding the level of business we will seek and accept production schedules, component procurement commitments, personnel needs and other resource requirements based on our estimates of customer requirements. The short-term nature of our customers’ commitments and the possibility of rapid changes in demand for their products impair our ability to estimate our future customer requirements accurately. As a consequence of the above factors, many of which are beyond our control, our operating results may vary significantly.

Demand for a portion of our products is highly dependent on the aerospace, automobile, appliance, electronics and data communication, general industrial/energy and medical device markets.

The demand for our products depends, in part, upon the general economic conditions of the aerospace, automobile, appliance, electronics and data communication, general industrial/energy and medical device markets in which our customers compete. To the extent these industries experience weakened demand, our revenues and profitability could suffer. Downward economic cycles may result in lower sales, which may reduce our ability to make payments on our financial obligations or impact the value of our common stock.

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

We have evaluated, and expect to continue to evaluate, a wide array of potential strategic transactions. From time to time, we may engage in discussions regarding potential acquisitions or expansion projects. Any of these transactions could be material to our financial condition and results of operations. The process of integrating our acquisitions or expanding our business may create unforeseen operating difficulties and expenditures and is risky. The areas where we face risks include:

•	We may not be able to integrate the new acquisition and expansion into our existing operations successfully.

•	Our estimate of the costs of, or the time involved in, improving, repositioning or redeveloping an acquired property or asset may prove to be too low, and, as a result, the property or asset may fail to meet our estimate of profitability, either temporarily or for a longer time.

•	Our managements’ time and focus will be diverted from operating our existing business.

•	We may experience cultural challenges associated within integrating employees from the acquired company into our organization.

•	We may be unable to retain key employees from the acquired business.

The loss of a significant customer could significantly reduce our sales and impact our long-lived intangible assets as well.

General Cable Corporation and AFL Automotive, LP represented 23% and 10% of our consolidated net sales from continuing operations for the year ended December 31, 2006, respectively. The loss of General Cable Corporation, AFL Automotive, LP or any material reduction in their orders or in their orders from their customers, would reduce our revenues and may result in the impairment of property, plant and equipment, goodwill or identifiable intangibles.

We depend heavily on our key employees, and the loss of key employees could harm our business.

Our ability to provide high-quality products and level of services depends in part on our ability to retain our skilled personnel in the areas of product engineering, manufacturing and sales. Our success is also dependent on the management and leadership skills of our senior management team. The loss of any of these individuals or an inability to attract, retain and maintain additional personnel could prevent us from implementing our business strategy. We do not have employment agreements with any of our key employees, except for Rodney D. Kent and Glenn J. Holler.

If our relationship with our employees were to deteriorate, our business could suffer.

Unions may attempt to organize our employees or we could be subject to work stoppages, strikes or other types of conflicts with our employees or organized labor in the future. Any such event could result in increased costs, delay or reduce our production, distract management from operating our business and harm our relationships with key customers and suppliers, which could damage our business, results of operations and financial condition.

A significant portion of our business depends on sales outside the U.S.

Approximately 8% of our net sales for the year ended December 31, 2006 were attributable to production facilities located outside of the United States. Because we have broad geographic coverage, we have exposure to political and economic risks. Along with the risks associated with rapid growth discussed above, international operations pose special, additional risks, including:

•	economic or political instability;

•	foreign exchange rate fluctuations;

•	difficulties in staffing and managing foreign personnel; and

•	cultural differences.

We are subject to foreign currency fluctuations.

We have operations in Belgium, France and Italy. Our operations may, therefore, be subject to volatility because of currency fluctuations. Sales and expenses are denominated in the euro for the Belgium, French and Italian operations. As a result, these operations are subject to market risk with respect to fluctuations in the relative value of currencies. We evaluate from time-to-time various currency hedging programs that could reduce the risk, but we currently do not have any currency hedging programs in place.

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

We are subject to litigation claims that could reduce our operating income.

We are party to numerous lawsuits and have product liability claims made against us involving water inlet hoses previously supplied by a former subsidiary of our company to various OEM’s. We have legal obligations to defend and indemnify certain OEM’s supplied such products, as well as Viasystems International, Inc. in connection with the sale of our wire harness business. See Note 18 to our consolidated financial statements.

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

A number of factors beyond our control could decrease the demand of our existing customers and impair our ability to attract new customers. These include recessionary economic cycles and cyclical downturns in our customers’ businesses. Furthermore, customers encountering adverse economic conditions may have difficulty paying for our products. Additionally, terrorist activities, anti-terrorist efforts, war or other armed conflicts involving the United States or its interests abroad may have a material adverse effect on the U.S. and global economies and on our business, results of operations or financial condition. Finally, economic conditions can also cause fluctuations in our expenses. The cost of raw materials, labor and utilities are determined in part by general economic conditions and demand. Since some of our customers have in-house or “captive” wire production facilities, we may be disproportionately impacted by a downturn as our customers would decrease orders to us before they reduce their in-house production.

Risks Related to Our Common Stock

We expect to experience volatility in our stock price, which could negatively affect your investment.

An investment in our common stock involves substantial risks. The stock market generally and the market for stocks of companies with lower market capitalizations, like us in particular, have from time to time experienced and likely will again experience significant price and volume fluctuations that are unrelated to the operating performance of a particular company.

Our stock is traded on the “Pink Sheets,” which may make it make it difficult for you to sell your stock and the liquidity of our stock could decrease further if we deregister our securities.

Our common stock is currently traded on the Pink Sheet Electronic Quotation Service (“Pink Sheets”). Broker-dealers often decline to trade in Pink Sheet stocks given that the market for such securities is often limited, the stocks are more volatile, and the risk to investors is greater. These factors may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. Additionally, there can be no assurance that our stock will continue to trade on the Pink Sheets.

In addition, since we have fewer than 300 record holders of our stock, we have the ability to suspend registration of our stock without shareholder approval. If we did so, the liquidity of our stock could be impaired further.

Our principal stockholders could exercise their influence over us to your detriment.

Substantially all of our company is owned by a few shareholders. The interests of those shareholders may differ from your interests, and, as such, they may take actions which may not be in your interest because, among other reasons, they hold a significant portion of our 10 percent Secured Senior Subordinated Notes due 2011 (“Notes”).

All or substantially all of our assets are subject to security interests, and if we default under our obligations, our creditors could foreclose on our assets.

All or substantially all of our assets serve as collateral for our Revolver Credit Facility and the Notes. If we default in our agreements with these secured parties, they would have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interest.

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

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

We use owned or leased properties as manufacturing and distribution facilities, warehouses and offices throughout the United States, Belgium, France, and Italy. Our principal executive offices are located in Camden, New York. All of our domestic owned properties are pledged to secure our indebtedness under our Revolver Credit Facility and the Notes.

Listed below are the principal manufacturing and distribution facilities we operated as of December 31, 2006:

		Owned/
Location	Square Feet	Leased	Primary Products/End Use

BARE WIRE SEGMENT
Camden, New York	408,000	Owned	Single end, bunched, stranded, cabled and electroplated wire
Williamstown, New York	183,000	Owned	Single end, bunched, stranded and cabled wire
Bremen, Indiana	153,000	Owned	Bunched wire
Camden, New York	159,000	Leased(1)	Single end, bunched, stranded and cabled wire

		Owned/
Location	Square Feet	Leased	Primary Products/End Use

Jordan, New York	117,000	Leased(1)	Single end, bunched, stranded, shielding and cabled wire
Rome, New York	107,000	Owned	Bunched, stranded, cabled and electroplated wire
Cazenovia, New York	54,000	Owned	Braided wire
Sherrill, New York	80,000	Owned	Production has not begun
El Paso, Texas	100,000	Owned	Bunched wire
El Paso, Texas	60,000	Owned	Bunched wire
La Mirada, California	19,000	Leased(2)	Distribution
ENGINEERED WIRE PRODUCTS — EUROPE SEGMENT
Saint-Chamond, France	60,000	Owned	Specialty braids, rope and cable products
Saint-Chamond, France	30,000	Owned	Specialty braids, rope and cable products
Vinovo, Italy	25,000	Owned	Braided wire
HIGH PERFORMANCE CONDUCTORS SEGMENT
Inman, South Carolina	315,000	Owned	Silver, nickel and tin plated continuous cast copper rod and oxygen free wire
Trenton, Georgia	100,000	Owned	Ultra fine wire for tubing and wire components
Purrs, Belgium	7,600	Leased (3)	Distribution

(1)	The leases on our Camden, New York and Jordan, New York facilities have remaining terms of approximately 5 years. During 1997, we purchased the notes that were collateralized by the Camden and Jordan properties from an unrelated creditor. We negotiated a payment schedule with the lessor which allows the lessor to retain title to the property until the termination of the lease, at which time we will have the option to purchase the properties for a nominal purchase price.

(2)	The lease expires April 30, 2007 and will not be renewed and operations will cease.

(3)	The lease expires April 30, 2015 with early termination provisions.

We believe our property and equipment include state-of-the-art technology and are well maintained. We believe that our property and equipment are suitable for their present and intended purposes and adequate for our current level of operations and expected demand for our products.

Item 3.	Legal Proceedings.

We are party to numerous lawsuits and have product liability claims made against us involving water inlet hoses previously assembled and supplied by one of our former subsidiaries to various OEM’s and other distributors. We have legal obligations to defend and indemnify certain OEM’s supplied with such products and to Viasystems International, Inc. in connection with the sale of the Wire Harness business (the “Hose Indemnification Agreements”). In previous years, we entered into numerous settlement and release agreements, claim and litigation management agreements, claim resolution agreements, and related and/or similar agreements, whereby we and homeowner insurance providers settled prospective and/or historical product liability claims arising out of the alleged failure of such water inlet hoses (the “CRA and Settlement Agreements”). We have entered into CRA and Settlement Agreements with homeowner insurance providers with an aggregate market share of approximately 72% of the domestic homeowner insurance market.

We have insurance coverage for a substantial portion of these product liability claims that arose prior to April 1, 2002. Following one excess insurance carrier’s decision to disclaim coverage for such hose claims in February 2002, we initiated an action in Illinois state court (the “State Court Action”) against that excess liability insurance carrier and other parties alleging, among other things, that the excess carrier was obligated to defend and indemnify and provide insurance coverage to us and various OEM’s for claims for damages and defense costs related to water inlet hoses supplied by and through our former subsidiary pursuant to two $25 million excess insurance policies covering the one year periods from April 1, 2000 to April 1, 2002. In July 2003, judgment was entered in the State Court Action in our favor, which judgment was appealed by the insurance carrier. Following entry of the judgment, we and International Wire Holding Company, our former parent company, sued the excess insurance carrier for damages arising out of such carrier’s wrongful denial of coverage. Thereafter, we and certain of our affiliates and the excess carrier entered into settlement negotiations and, in December 2003, reached an agreement whereby, among other things, the excess insurance carrier agreed to provide us and parties we had agreed to indemnify coverage and defense costs for the hose claims in accordance with the terms of the policies. In addition, pursuant to Hose Indemnification Agreements, certain OEM’s whose indemnification claims are covered by such insurance coverage have agreed to provide limited financial contributions to fund a portion of the uninsured payments that we have made and will make pursuant to the CRA and Settlement Agreements. As a result of the foregoing, our exposure on account of such claims is diminished, and we estimate that any remaining uninsured liability for such claims will not have a material affect on our financial position or results of operations. See Note 18 to our consolidated financial statements.

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

Our stock is currently being quoted under the symbol “ITWG.PK” on the Pink Sheet Electronic Quotation Service (“Pink Sheets”) maintained by Pink Sheets LLC. The following table sets forth high and low closing sales prices for our stock, as reported on the Pink Sheets in 2006 and 2005. The prices shown represent over-the-counter market quotations reflecting inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low

2006
Fourth quarter	$18.35	$17.05
Third quarter	18.00	16.25
Second quarter	16.00	14.00
First quarter	15.20	9.65
2005
Fourth quarter	$10.50	$6.15
Third quarter	10.50	5.00
Second quarter	15.50	10.75
First quarter	17.03	15.50

As of March 1, 2007, the approximate number of holders of record of our stock was 50.

The Company has not declared or paid any dividends on its capital stock since emerging from bankruptcy on October 20, 2004. Our Revolver Credit Facility and the indenture governing the Notes contain covenants that restrict payment of cash dividends.

Performance Graph

The chart below shows the cumulative total stockholder return assuming the investment of $100 from October 20, 2004 to December 31, 2006 in each of our common stock, the S&P 500 and a peer group of International Wire (“Peer Group”) and assumes that all dividends are reinvested. The Peer Group consists of General Cable Corporation (NYSE:BGC), Belden CDT Inc. (NYSE: BDC), Draka Holding, N.V. (Euronext Amsterdam Stock Exchange) and Nexans (Paris Stock Exchange). Returns in the Peer Group are weighted by capitalization.

The stock price performance shown on the graph only reflects the change in our Company’s stock price relative to the noted indices and is not necessarily indicative of future price performance.

	10/20/04	12/31/04	12/31/05	12/31/06
ITWG	100.0	104.6	62.3	113.7
S&P 500	100.0	101.8	104.9	119.2
Peer Group	100.0	103.5	122.7	281.4

The following table summarizes securities authorized for issuance under our equity compensation plans as of December 31, 2006.

			Number of Securities
			Remaining Available for
	Number of Securities to be	Weight-average	Future Issuance Under
	Issued Upon Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
	(a)	(b)	(c)

Plan Category:
Equity compensation plans approved by security holders	1,089,300	$15.12	510,700
Equity compensation plans not approved by security holders(1)	25,000	$11.00	—

Total	1,114,300	$15.03	510,700

(1)	On August 1, 2005, William Lane Pennington, Vice-Chairman of the Board of Directors, was granted an option to purchase 25,000 shares at an exercise price of $11.00 per share. One-third of the shares underlying the option became exercisable on August 1, 2005, the second-third became exercisable on August 1, 2006, and the remaining third becomes exercisable on August 1, 2007. The option expires on August 1, 2015.

Item 6.	Selected Financial Data.

The following table sets forth selected consolidated financial data and other operating information of our company. The following data should be read in conjunction with our consolidated financial statements and related notes and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The historical results are not necessarily indicative of results to be expected in any future period.

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

On December 2, 2005, we sold certain assets of our U.S. Insulated Wire business to Copperfield, LLC and ceased our insulated wire operations in the United States. On July 3, 2006, we sold our Philippines and Mexican insulated wire operations to Draka Holding N.V. and Draka Holdings Mexico, S.A. and ceased our remaining Insulated Wire business. See “Item 1. Business — Insulated Wire Business Sale” for information about our recent sales. Accordingly, the results of operations for the Insulated Wire business have been shown as “discontinued operations” in the accompanying consolidated statements of operations data.

	Successor Company			Predecessor Company
			For the Period	For the Period
			October 20	January 1
	Year Ended	Year Ended	Through	Through
	December 31,	December 31,	December 31,	October 19,	Year Ended December 31,
	2006	2005	2004	2004	2003	2002
Consolidated Statements of Operations Data (in thousands)
Net sales	$748,925	$424,729	$68,339	$271,300	$216,548	$216,978
Operating expenses:
Costs of goods sold, exclusive of depreciation expense and amortization shown below	661,182	363,878	57,983	220,087	160,259	153,462
Selling, general and administrative expenses(1)	44,883	31,508	6,006	21,027	24,093	25,409
Depreciation	10,838	8,063	2,067	8,917	11,364	12,403
Amortization	3,164	3,169	712	1,288	2,016	2,102
Plant closing charges(2)	—	—	1,632	262	1,188	—
Reorganization expenses(3)	—	—	—	3,062	2,172	—
Goodwill impairment	—	—	—	—	2,973	3,853
(Gain)/loss on sale of property, plant and equipment	24	(721)	(10)	(101)	—	(8)

Operating income/(loss)	28,834	18,832	(51)	16,758	12,483	19,757

	Successor Company			Predecessor Company
			For the Period	For the Period
			October 20	January 1
	Year Ended	Year Ended	Through	Through
	December 31,	December 31,	December 31,	October 19,	Year Ended December 31,
	2006	2005	2004	2004	2003	2002
Bankruptcy reorganization items:
Bankruptcy reorganization expenses(3)	—	—	—	(12,710)	—	—
Gain from debt forgiveness(4)	—	—	—	259,252	—	—
Other income/(expense):
Interest expense (excluding interest of $20,959 on liabilities subject to compromise at October 19, 2004)	(13,491)	(11,455)	(2,280)	(12,088)	(34,222)	(29,272)
Amortization of deferred financing costs	(1,151)	(646)	(127)	(6,813)	(4,873)	(2,123)
Other, net	96	20	66	—	—	(210)

Income/(loss) from continuing operations before income tax provision/(benefit) and cumulative effect of change in accounting principle	14,288	6,751	(2,392)	244,399	(26,612)	(11,848)
Income tax provision/(benefit)	4,401	(179)	—	335	236	33,928

Income/(loss) from continuing operations before cumulative effect of change in accounting principle	9,887	6,930	(2,392)	244,064	(26,848)	(45,776)
Income/(loss) from discontinued operations, net of income taxes of ($137), ($2,407), ($34), $331, $55, and $32 respectively(5)	121	(17,749)	(8,370)	(6,756)	(19,890)	(33,018)

Income/(loss) before cumulative effect of change in accounting principle	10,008	(10,819)	(10,762)	237,308	(46,738)	(78,794)
Cumulative effect of change in accounting for goodwill net of tax benefit of $19,408(6)	—	—	—	—	—	(54,504)

Net income/(loss)	$10,008	$(10,819)	$(10,762)	$237,308	$(46,738)	$(133,298)

Basic and diluted net income/(loss) per share:
Income (loss) from continuing operations	$0.99	$0.69	$(0.24)	$244,064	$(26,848)	$(45,776)
Income/loss from discontinued operations	0.01	(1.77)	(0.84)	(6,756)	(19,890)	(33,018)
Cumulative effect of accounting change	0.00	0.00	0.00	0	0	(54,504)

Net income/(loss)	$1.00	$(1.08)	$(1.08)	$237,308	$(46,738)	$(133,298)

	Successor Company			Predecessor Company
	As of	As of	As of	As of	As of
	December 31,	December 31,	December 31,	December 31,	December 31,
	2006	2005	2004	2003	2002
Consolidated Balance Sheet Data
Cash and cash equivalents	$3,315	$5,422	$15,192	$25,981	$2,546
Working capital	110,198	123,540	122,503	(298,649)	66,299
Total assets	375,565	368,686	394,207	392,335	363,510
Total debt	113,555	135,416	166,649	397,135	335,521
Total shareholders’ equity/(deficit)	171,257	152,813	166,381	(88,628)	(52,353)

	Successor Company			Predecessor Company
			For the Period	For the Period
			October 20	January 1
	Year Ended	Year Ended	Through	Through
	December 31,	December 31,	December 31,	October 19,	Year Ended December 31
	2006	2005	2004	2004	2003	2002
Other Financial Data(a):
Depreciation and amortization	$15,179	$15,144	$3,594	$18,786	$25,138	$27,645
Capital expenditures	11,879	6,973	2,088	7,775	13,970	11,505

(a)	Information based on total cash flows.

(1)	Includes stock-based compensation expense under SFAS No. 123(R) in the amount of $5,966 for the year ended December 31, 2006.

(2)	Consists of charges related to the closure and consolidation of certain facilities of $1,632 in the period from October 20 through December 31, 2004, $262 in the period from January 1 through October 19, 2004 and $1,188 in 2003. (See Note 14 to our consolidated financial statements included herein.)

(3)	Reorganization expenses consist primarily of legal and consulting fees, and Bankruptcy reorganization expenses consist of legal and consulting fees, key employee retention expenses, deferred financing fees offset by the premium on the 11.75% Series B Senior Subordinated Notes.

(4)	In connection with the reorganization plan, we recorded a gain from debt forgiveness in respect of the exchange of our 11.75% Senior Subordinated Notes of $150,000, 11.75% Series B Senior Subordinated Notes of $150,000 and 14% Senior Subordinated Notes of $5,000 plus accrued interest at the time of filing bankruptcy (March 24, 2004) on these debt instruments of $29,359 for the 10% Secured Senior Subordinated Notes of $75,000.

(5)	Includes income/(loss) from discontinued operations of the Insulated Wire business of $388, ($17,749), ($8,370), ($6,756), ($12,961) and ($29,018) for the years ended December 31, 2006 and 2005, the period October 20 through December 31, 2004, the period January 1 through October 19, 2004 and the years ended December 31, 2003 and 2002, respectively. Includes loss for the Wire Harness Product Liability (see Note 18 to the consolidated financial statements) claims of $267, $6,929 and $4,000 in the years December 31, 2006, 2003 and 2002, respectively.

(6)	Cumulative effect recorded in connection with the adoption of SFAS No. 142, Goodwill and other Intangible Assets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We, together with our subsidiaries, manufacture and market wire products, including bare and tin-plated copper wire, engineered wire products and high performance conductors for other wire suppliers and original equipment manufacturers or “OEM’s”. Our products include a broad spectrum of copper wire configurations and gauges with a variety of electrical and conductive characteristics and are utilized by a wide variety of customers primarily in the aerospace, appliance, automotive, electronics and data communications, general industrial/energy and medical device industries. We manufacture and distribute our products at 16 facilities located in the United States, Belgium, France and Italy. For the period year ended December 31, 2006, we operated our business in the following three segments:

•	Bare Wire. Our bare and tin-plated copper wire products (or conductors) are used to transmit digital, video and audio signals or conduct electricity and are sold to a diverse customer base of over 1,000 insulated wire manufacturers and various industrial OEM’s for use in computer and data communications products, general industrial, energy, appliances, automobiles and other applications.

•	Engineered Wire Products — Europe. Our bare copper wire products are engineered and used to conduct electricity either for power or for grounding purposes and are sold to a diverse customer base of various OEM’s for use in electrical appliances, power supply, aircraft and railway and automotive.

•	High Performance Conductors. Our high performance conductors segment manufactures specialty high performance conductors which include tin, nickel and silver plated copper and copper alloy conductors including standard and customized high and low temperature conductors as well as specialty film insulated conductors and miniature tubing products. This segment resulted from our acquisition of Phelps Dodge High Performance Conductors of SC & GA, Inc. (now known as IWG High Performance Conductors, Inc.) (“HPC”) on March 31, 2006.

Demand for our products is directly related to two primary factors:

•	demand for the end products in which our products are incorporated; and

•	our ability to compete with other suppliers in the industries we serve.

Important indicators of demand for all of our products include a number of general economic factors such as gross domestic product, interest rates and consumer confidence. In specific industries, management also monitors the following factors:

•	Electronics/data communications and industrial/energy — while the end user applications are very diverse, some of the contributing factors of demand in the markets include technology spending and major industrial and/or infrastructure projects, including build-out of computer networks, mining development, oil exploration and production projects, mass transit and general commercial and industrial real estate development.

•	Automobiles — North American industry production statistics, which are influenced by labor relations issues, regulatory requirements and trade agreements. For the year ended December 31, 2006, automotive industry production volumes decreased 2.3% compared to the same period for 2005. In addition, major OEM’s have announced first quarter 2007 cut-backs in production levels.

•	With the HPC acquisition, additional factors include commercial aircraft shipments, military aircraft deliveries and electro-medical equipment demand rates. Orders and deliveries of large civil aircraft in 2006 increased over 20% from 2005. Demand for medical devices was also strong in 2006 due to the broadening acceptance and products available for minimally invasive procedures and increased product development.

We compete with other suppliers of wire products on the basis of price, quality, delivery and the ability to provide a sufficient array of products to meet most of our customers needs. We believe our state-of-the-art production equipment permits us to provide a high quality product while also permitting us to efficiently manufacture our products, which assists in our ability to provide competitively priced products. Also, we invest in engineering, research and development so that we can continue to provide our customers with the array of products and features they demand. Finally, we have located our production facilities near many of our customers’ manufacturing facilities which allows us to meet our customers’ delivery demands, including assisting with inventory management for just-in-time production techniques. A portion of our revenue is derived from processing customer-owned (“tolled”) copper. The value of tolled copper is excluded from both our sales and costs of sales, as title to these materials and the related risks of ownership do not pass to us at any time. The remainder of our sales include non-customer owned copper (“owned copper”). Accordingly, for these sales, copper is included in both orders and cost of sales.

Our expenses in producing these products fall into three main categories — raw materials, including copper, silver, nickel and tin, labor and, to a lesser extent, utilities. Copper is the primary raw material incorporated in all of our products. As a world traded commodity, copper prices have historically been subject to fluctuations. Copper prices are affected by a number of factors, including worldwide demand, mining and transportation capacity and political instability. Copper supply is generally affected by the number and capacity of the mines that produce copper. For instance, production problems at a single major mine can impact worldwide supply and prices. Copper prices have increased from 2005 levels as a result of a combination of higher demand in China, unprecedented fund investment in commodities and disruption in mining production from several factors including a rock slide and labor stoppages at certain mines in Chile, Canada and the United States. The average price of copper based upon The New York Mercantile Exchange, Inc. (“COMEX”) increased to $3.09 per pound for the year ended December 31, 2006 from $1.68 per pound for the year ended December 31, 2005, or 83.9%. We attempt, where possible, to minimize the impact of these fluctuations on our profitability through pass-through arrangements with our customers, which are based on similar variations of monthly copper price formulas. However, a severe increase in the price of copper can have a negative impact on our liquidity. Currently, a $0.10 per pound fluctuation in the price of copper will have approximately a $2.7 million impact on our working capital. Increased working capital requirements cause us to increase our borrowings, which increases our interest expense. With the HPC acquisition, other raw materials used include silver and nickel. The cost of silver and nickel, components in our products, is generally passed-through to our customers. For the year ended December 31, 2006, the average price of silver has increased by 57.7% and the average price of nickel increased by 64.4% compared to the year ended December 31, 2005. Our labor and utility expenses are directly tied to our level of production. While the number of employees we use in our operations has fluctuated with sales volume, our cost per employee continues to rise with increases in wages and the costs of providing medical coverage, workers’ compensation and other fringe benefits to employees. The cost of providing medical coverage is impacted by continued inflation in medical products and services. Utility rates vary by season and the prices for coal, natural gas and other similar commodities which are used in the generation of power. We attempt to manage our utility rates through usage agreements which affect our power usage during peak usage hours.

Insulated Wire Business Sale

On November 30, 2005, we entered into an Asset Purchase Agreement with Copperfield, LLC. Pursuant to that agreement, on December 2, 2005, we:

•	sold the inventory, equipment, spare parts and certain other assets located at our Avilla, Indiana facility and three facilities located in El Paso, Texas;

•	sold our Avilla, Indiana facility, transferred leases for two of our El Paso, Texas facilities and leased the third El Paso, Texas facility to Copperfield (the third facility was subsequently sold to Copperfield on February 21, 2006 for $2 million); and

•	transferred certain contracts related to these facilities.

Under the agreement, we received net proceeds of $15.0 million after the working capital adjustment. We retained our accounts receivable, accounts payable and all other liabilities which were $17.2 million, net at November 30, 2005.

On June 28 and 30, 2006, the Company entered into Stock Purchase Agreements (“Cebu and Durango Purchase Agreements”) with Draka Holdings N.V. (“Draka”) and Draka Holdings Mexico, S.A. (“Draka

Mexico”). Pursuant to the terms of the Cebu Purchase Agreement, Draka purchased all the stock of the Company’s Philippines insulated wire subsidiary, IWG-Philippines, Incorporated, for a purchase price of $30 million, plus an additional sum of $0.9 million pursuant to a post closing working capital adjustment. Additionally, we reimbursed Draka $3.5 million for an accounts receivable collected related to the business sold and Draka purchased approximately $6.5 million of copper from the Company, which was being held on consignment. Pursuant to the terms of the Durango Purchase Agreement, Draka and Draka Mexico purchased all the stock of the Company’s Mexican insulated wire subsidiaries, IWG Services Company, S. de R.L. de C.V., Cables Durango, S. de R.L. de C.V. and IWG Durango, S. de R.L. de C.V., for a purchase price of $5.0 million.

The disposition of the IWG-Philippines and the Mexican insulated wire subsidiaries, which was completed on July 3, 2006, together with the sale of certain U.S. insulated wire assets to Copperfield, LLC in November 2005 and the subsequent collection of retained accounts receivable, complete the exit from the Insulated Wire business. Accordingly, the entire Insulated Wire business has been presented as a discontinued operation in the accompanying consolidated statements of operations.

Acquisition and Other

On March 4, 2006, we entered into a Stock Purchase Agreement (“HPC Purchase Agreement”) to acquire Phelps Dodge High Performance Conductors of SC & GA, Inc. (“HPC”) from Phelps Dodge Corporation (“PD”). HPC is a manufacturer of specialty high performance conductors which are plated copper and copper alloy conductors offering both standard and customized high and low temperature conductors as well as specialty film insulated conductors and miniature tubing products. The conductors manufactured are tin, nickel and silver plated, including some proprietary products. High temperature products are generally used where high thermal stability and good solderability are required for certain military and commercial aerospace applications. The medical products include ultra fine alloys, which are used in medical electronics such as ultrasound equipment and portable defibrillators. The tubing products are used in a variety of medical devices in medicine delivery and coronary procedures. These products are sold to harness assembly manufacturers, distributors and OEM’s in the United States, Europe and Asia primarily serving the aerospace, medical, automotive, computer, telecommunications, mass transportation, geophysical and electronics markets. HPC has manufacturing operations in Inman, South Carolina and Trenton, Georgia and a sales/distribution facility in Belgium.

On March 31, 2006, we completed the acquisition of all of the outstanding common stock of HPC for $42.0 million plus a working capital adjustment of $4.3 million. We funded the acquisition with borrowings under our Revolver Credit Facility. Additionally, we purchased the copper inventory held on consignment by HPC from PD for $5.1 million. In addition, pursuant to the HPC Purchase Agreement, we have agreed to a contingency payment in an amount equal to 4.88 multiplied by the amount that HPC’s 2006 EBITDA (as defined in the Purchase Agreement) exceeds $9.4 million. The contingency payment is capped at $3.0 million and the full amount will be paid in 2007. In connection with the closing of the transaction, Phelps Dodge High Performance Conductors of SC & GA, Inc. changed its name to IWG High Performance Conductors, Inc.

The future operating results and cash flows generated by HPC will depend upon demand from the end markets, including commercial aircraft shipments, military aircraft deliveries and medical equipment demand rates as well as our ability to compete with other suppliers. The continued increase in the costs to obtain copper, silver and nickel will increase our working capital requirements.

Additionally, on October 27, 2006, the Company announced the purchase of a new plant site located in Sherrill, New York, from a subsidiary of Oneida, LTD. The purchase of this facility, which is approximately 80,000 square feet, for approximately $0.6 million, will be used to expand and move current bare wire production in the central New York region. New and existing equipment will be installed in this facility over the next 3 to 6 months. Total capital expenditures related to the facility are expected to be approximately $14 million. The City of Sherrill, New York provides favorable hydroelectric power rates which should result in lower production costs.

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

Strategic Initiatives

Upon emergence from bankruptcy, we developed and began executing various strategic initiatives including sale of the Insulated Wire business, reduction of debt levels and expansion of our product line and markets served.

During 2005 and 2006, we believe we have made progress towards these strategic initiatives. The sale of the U.S. Insulated Wire business in December 2005 and the sale of the Philippines and Mexican insulated wire operations in 2006 allowed us to exit a business faced with difficult market conditions and weakening financial results and cash flows. The proceeds from the sales as well as the collections of retained accounts receivable were used to pay down outstanding indebtedness. The increased liquidity was used in part to expand our business with the acquisition of Phelps Dodge High Performance Conductors of SC & GA, Inc. (now known as IWG High Performance Conductors, Inc.). This acquisition continues the execution of our strategy to expand our product offerings with silver and nickel plated products and sell into new markets, including aerospace and medical, as we exited the insulated wire business.

We will continue to seek attractive acquisition candidates and use excess cash flow to pay-down debt.

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

For the reasons described in Note 3 to our consolidated financial statements and due to other adjustments, the Predecessor Company’s financial statements for the periods prior to our emergence from bankruptcy may not be comparable to the Successor Company’s financial statements for the years ended December 31, 2006 and 2005 and for the period October 20 through December 31, 2004, and our results of operations prior to emergence from bankruptcy, including the period from January 1 through October 19, 2004, are not indicative of future results. Readers should, therefore, review this material with caution and not rely on the information concerning the Predecessor Company as being indicative of our future results or providing an accurate comparison of financial performance. In addition, the year ended December 31, 2004 pro forma information presented below does not comply with SOP 90-7, which calls for separate reporting for the Successor Company and the Predecessor Company.

The pro forma information for the year December 31, 2004 reflects adjustments including: the reversal of the net periodic postretirement benefit cost related to the Company’s self-funded post retirement plan; adjustment to depreciation relating to the adjustment to the fair market value and adjusting remaining useful lives of existing property, plant and equipment; additional amortization of customer contracts, trade names and trademarks identified as part of the allocation of reorganization value; elimination of bankruptcy reorganization expenses; elimination of gain from debt forgiveness; adjustment of interest for the reduction for the $230,000 reduction of Senior Subordinated Notes pursuant to the Plan of Reorganization and interest under the revolving credit facility and term loan dated October 20, 2004; adjustment of the amortization of net deferred financing fees for the revolving credit facility and term loan dated October 20, 2004; and reflects income/(loss) before income taxes at a 40% effective tax rate and no consideration was given to deferred taxes, including net operating loss carryforwards, which are fully offset by a valuation allowance. For further details on the pro forma adjustments, see the table of pro forma adjustments on page 31.

The following table sets forth certain statement of operations data in millions of dollars and percentage of net sales for the periods indicated:

							Successor		Predecessor
							Company		Company
	Successor Company						For the Period		For the Period
	For the		For the				October 20		January 1
	Year Ended		Year Ended				Through		Through
	December 31,		December 31,		Pro Forma Year		December 31,		October 19,
	2006		2005		December 31, 2004		2004		2004
						(Unaudited)
Net sales	$748.9	100%	$424.7	100.0%	$339.6	100.0%	$68.3	100.0%	$271.3	100.0%
Operating expenses:
Cost of goods sold, exclusive of depreciation and amortization expense shown below	661.2	88.3%	363.9	85.7%	278.0	81.9%	58.0	84.9%	220.1	81.1%
Selling, general and administrative expenses	44.9	6.0%	31.5	7.4%	27.5	8.1%	6.0	8.8%	21.0	7.7%
Depreciation and amortization	14.0	1.9%	11.2	2.6%	13.9	4.0%	2.7	4.0%	10.2	3.8%
Plant closing charges	—	—%	—	—%	1.9	0.6%	1.6	2.3%	0.2	0.1%
Reorganization expenses	—	—%	—	—%	3.1	0.9%	—	—%	3.1	1.1%
Goodwill impairment	—	—%	—	—%	—	—%	—	—%	—	—%
Gain on sale of property, plant and equipment	—	—%	(0.7)	(0.1)%	(0.1)	—%	—	—%	(0.1)	—%

Operating income	28.8	3.8%	18.8	4.4%	15.3	4.5%	—	—%	16.8	6.2%
Bankruptcy reorganization items:
Bankruptcy reorganization expenses	—	—%	—	—%	—	—%	—	—%	(12.7)	(4.7)%
Gain from debt forgiveness	—	—%	—	—%	—	—%	—	—%	259.2	95.6%
Other income/(expense):
Interest expense (excluding interest of $21.0 on liabilities subject to compromise at October 19, 2004)	(13.4)	(1.8)%	(11.4)	(2.7)%	(10.7)	(3.2)%	(2.3)	(3.4)%	(12.1)	(4.5)%
Amortization of deferred financing costs	(1.2)	(0.1)%	(0.6)	(0.1)%	(0.6)	(0.1)%	(0.1)	(0.1)%	(6.8)	(2.5)%
Other, net	0.1	—%	—	—%	—	—%	—	—%	—	—%

Income/(loss) from continuing operations before income tax provision (benefit)	14.3	1.9%	6.8	1.6%	4.0	1.2%	(2.4)	(3.5)%	244.4	90.1%
Income tax provisions/ (benefit)	4.4	0.6%	(0.1)	(0.1)%	1.6	0.5%	—	—%	0.3	0.1%

Income/(loss) from continuing operations	9.9	1.3%	6.9	1.6%	2.4	0.7%	(2.4)	(3.5)%	244.1	90.0%
Income/(loss) from discontinued operations, net of income taxes of ($0.1), ($2.4), ($0.1) and $0.3, respectively	0.1	—%	(17.7)	(4.1)%	(4.7)	(1.4)%	(8.4)	(12.3)%	(6.8)	(2.5)%

Net income/ (loss)	$10.0	1.3%	$(10.8)	(2.5)%	$(2.3)	(0.7)%	$(10.8)	(15.8)%	$237.3	87.5%

We have three reportable segments: Bare Wire, Engineered Wire Products — Europe and High Performance Conductors. The following table sets forth net sales and operating income/(loss) for the periods presented in millions of dollars and percentages of totals:

							Successor		Predecessor
							Company		Company
	Successor Company						For the		For the
	For the		For the				Period		Period
	Year Ended		Year Ended				October 20		January 1
	December		December				Through		Through
	31,		31,		Pro Forma Year		December		October 19,
	2006		2005		December 31, 2004		31, 2004		2004
						(Unaudited)
Net sales:
Bare Wire	$611.3	82%	$391.8	92%	$309.1	91%	$62.9	92%	$246.2	91%
Engineered Wire Products — Europe	55.2	7%	38.8	9%	37.6	11%	7.0	10%	30.6	11%
High Performance Conductors	83.0	11%	—	—%	—	—%	—	—%	—	—%
Elimination	(0.6)	—%	(5.9)	(1)%	(7.1)	(2)%	(1.6)	(2)%	(5.5)	(2)%

Total	$748.9	100%	$424.7	100%	$339.6	100%	$68.3	100%	$271.3	100%

Operating income/(loss):
Bare Wire	$23.6	68%	$20.1	94%	$15.7	85%	$2.8	100%	$18.1	91%
Engineered Wire Products — Europe	3.6	10%	1.4	6%	2.7	15%	(2.8)	(100)%	1.8	9%
High Performance Conductors	7.6	22%	—	%	—	—%	—	—%	—	—%

Subtotal	34.8	100%	21.5	100%	18.4	100%	0.0	100%	19.9	100%

Corporate	(6.0)		(2.7)		(3.1)		—		(3.1)

Total	$28.8		$18.8		$15.3		$0.0		$16.8

Year Ended December 31, 2006 versus Year Ended December 31, 2005

Net sales were $748.9 million and $424.7 million for the years ended December 31, 2006 and 2005, respectively, for an increase of $324.2 million, or 76.3% above comparable 2005 levels. This increase was the result of an increase in the average cost and selling price of copper ($221.1 million), an increase in volume ($10.8 million), higher customer pricing and product mix ($7.8 million), a reduced elimination of intercompany sales ($5.3 million) and sales from HPC, which was acquired on March 31, 2006 ($83.0 million), partially offset by a lower level of owned pounds sold in 2006 compared to 2005 ($3.8 million). The average price of copper based upon COMEX increased to $3.09 per pound for the year ended December 31, 2006 from $1.68 per pound for the year ended December 31, 2005.

Bare Wire segment net sales for the year ended December 31, 2006 were $611.3 million, or an increase of $219.5 million or 56.0% from net sales of $391.8 million for the year ended December 31, 2005. This increase was primarily the result of the higher volume to customers supplying the industrial/energy, electronic/data communications and automotive markets ($5.1 million), increases in the average cost and selling price of copper ($211.7 million), and an increase in customer pricing and product mix ($7.8 million), partially offset by a lower level of owned pounds sold in 2006 compared to 2005 ($3.8 million) and lower volume in the appliance market ($1.3 million). Of the total pounds processed for the years ended December 31, 2006 and 2005, respectively, 42.5% and 40.5% were from customers’ tolled copper.

Engineered Wire Products — Europe sales of $55.2 million for the year ended December 31, 2006 were $16.4 million, or 42.3%, higher than sales of $38.8 million for the year ended December 31, 2005. This increase was the result of an increase in the average cost and selling price of copper ($9.4 million) and increased volume from stronger customer demand ($7.0 million).

High Performance Conductor sales for the nine month period ended December 31, 2006 were $83.0 million following the HPC acquisition on March 31, 2006. There were no similar sales for the year ended December 31, 2005.

Cost of goods sold, exclusive of depreciation and amortization, as a percentage of sales increased from 85.7% for the year ended December 31, 2005 to 88.3% for the year ended December 31, 2006. The increase of 2.6 percentage points was due to the increase in the average cost and selling price of copper (4.9 percentage points), increased material costs (0.8 percentage points) and increased production costs (0.3 percentage points), partially offset by increased customer pricing (1.4 percentage points), the LIFO liquidation in 2006 (0.8 percentage points), the favorable contribution of HPC sales (0.8 percentage points) and lower costs in the European operations (0.4 percentage points).

Selling, general and administrative expenses were $44.9 million for the year ended December 31, 2006 and $31.5 million for the year ended December 31, 2005. This increase of $13.4 million was the result from selling, general and administrative expenses of HPC, which was acquired on March 31, 2006 ($6.9 million), stock-based compensation ($6.0 million), higher personnel costs ($0.9 million), volume related amounts ($1.0 million) and increased bad debt expenses ($0.6 million), partially offset by the absence of payments to be made to our former Chief Executive Officer under his employment agreement ($1.2 million) and the absence of S-1 registration statement costs ($0.8 million). These expenses, as a percent of net sales, decreased to 6.0% for the year ended December 31, 2006 from 7.4% for the year ended December 31, 2005, primarily from the effect of higher costs and selling prices of copper.

Depreciation and amortization was $14.0 million for the year ended December 31, 2006 compared to $11.2 million for the year 2005. This increase of $2.8 million was the result of depreciation from the HPC acquisition ($1.8 million) and higher depreciation on other property, plant and equipment additions.

Operating income for the year ended December 31, 2006 was $28.8 million compared to $18.8 million for the year ended December 31, 2005, or an increase of $10.0 million, or 53.2%. This increase resulted primarily from increased sales volume and higher customer pricing in the Bare Wire segment, increased contribution from Engineered Wire Products — Europe and the HPC acquisition. Bare Wire segment’s operating income was $23.6 million for the year ended December 31, 2006 for an increase of $3.5 million over 2005 operating income of $20.1 million. Engineered Wire Products — Europe operating income was $3.6 million in 2006, or an increase of $2.2 million, or 157% over the year ended December 31, 2005. This increase was primarily from increased sales volume, higher overhead absorption and lower manufacturing costs. High Performance Conductors operating income was $7.6 million for the nine months ended December 31, 2006 after being acquired on March 31, 2006. Operating income for the year ended December 31, 2006 also decreased by $3.3 million due to higher stock-based compensation expense in 2006 compared to 2005 ($6.0 million), partially offset by the absence of payments made to our former Chief Executive Officer ($1.2 million), the absence of S-1 registration statement costs incurred in 2005 ($0.8 million) and of other cost reductions ($0.7 million).

Interest expense was $13.4 million for the year ended December 31, 2006 compared to $11.4 million for the year ended December 31, 2005. This increase of $2.0 million was the result of higher interest rates in 2006 and the impact of higher levels of borrowings for the HPC acquisition partially offset by higher proceeds from the sale of the Insulated Wire business in 2006 compared to 2005.

Amortization of deferred financing fees was $1.2 million for the year ended December 31, 2006 and $0.6 million for the year ended December 31, 2005, for an increase of $0.6 million. The increase was primarily the result of the write-off of financing fees related to the Term Credit Facility that was terminated in August 2006.

Income tax provision/(benefit) was $4.4 million and ($0.1) million for the years ended December 31, 2006 and 2005, respectively. The Company’s effective tax rate for the years ended December 31, 2006 and 2005 was 30.8% and (0.3%), respectively. The 2006 effective tax rate includes the impact of state tax credits and international tax strategies. The 2005 benefit includes the impact of the reversal of certain valuation allowances.

Income from continuing operations was $9.9 million for the year 2006 and $6.9 million for the year ended December 31, 2005. This increase of $3.0 million was the result of higher operating income ($10.0 million), partially offset by increased interest expenses ($2.0 million), higher amortization of deferred financing fees ($0.6 million) and increased income tax provisions ($4.4 million).

Income/(loss) from discontinued operations was $0.1 million and ($17.7) million for the years ended December 31, 2006 and 2005, respectively. The year 2006 included $1.3 million from the gain on the disposition of assets, and there was no gain on the disposition of assets in 2005. The year 2005 included $11.8 million of impairment charges and a tax provision of $4.3 million from the impact of no longer considering the unremitted earnings of the Philippines operation to be permanently reinvested outside the United States, both of which did not occur in 2006. In addition, results from discontinued operations in 2006 were not affect by the U.S. Insulated Wire business, since it was sold in December of 2005.

Net income/(loss) of $10.0 million and ($10.8) million were recorded for the years ended December 31, 2006 and 2005, respectively. The improvement of $20.8 million in 2006 was the result of higher operating income, the contribution of the HPC acquisition, the favorable effect of the income from discontinued operations partially offset by higher interest expense, increased amortization of deferred financing fees and increased income taxes.

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

Net sales were $424.7 million for the year ended December 31, 2005 and pro forma sales for the year December 31, 2004 were $339.6 million. Sales for 2005 were $85.1 million, or 25.1% greater than 2004 pro forma sales due to a net volume increase ($2.0 million), an increase in customer pricing and product mix ($1.1 million), an increase in the average selling price of copper in 2005 compared to 2004 ($60.3 million), and a lower proportion of customers’ tolled copper in 2005 compared to 2004 ($21.7 million). The average price of copper based upon the COMEX increased to $1.68 per pound for the year ended December 31, 2005 from $1.28 per pound for the year ended December 31, 2004.

Bare Wire segment net sales for the year ended December 31, 2005 were $391.8 million, or an increase of $82.7 million, or 26.8% from pro forma sales of $309.1 million for the year ended December 31, 2004. This increase was primarily the result of the previously mentioned increase in the average cost and selling price of copper ($58.7 million), a lower proportion of customers’ tolled copper in 2005 compared to 2004 ($21.7 million), higher volume to customers supplying the automotive and industrial/energy markets ($4.5 million), and higher customer pricing and product mix ($1.1 million). These factors were partially offset by lower volume to customers supplying the electronics/data communications and appliance markets ($3.3 million). Of the total pounds processed for the year ended December 31, 2005 and 2004, respectively, 40.5% and 45.7% were from customers’ tolled copper.

Engineered Wire Products — Europe segment sales for the year ended December 31, 2005 were $38.8 million compared to $37.6 million for the year ended December 31, 2004, or an increase of $1.2 million, or 3.2%. This increase resulted from an increase in the average selling price and cost of copper ($1.6 million), partially offset by volume decline ($0.4 million).

Cost of goods sold, exclusive of depreciation and amortization, as a percentage of sales increased to 85.7% for the year ended December 31, 2005 from 81.9% pro forma for the year ended December 31, 2004. The increase of 3.8 percentage points was primarily due to the increase in the average cost and selling price of copper (2.4 percentage points), a lower percentage of customers’ tolled copper in 2005 compared to 2004 (1.1 percentage points), increased utility rates in the third and fourth quarters (0.6 percentage points), higher costs in the European operations (0.4 percentage points), partially offset by customer pricing (0.3 percentage points) and product mix and other cost reductions (0.4 percentage points).

Selling, general and administrative expenses were $31.5 million for the year ended December 31, 2005 and $27.5 million for the pro forma year ended December 31, 2004. Included in the year ended December 31, 2005 was a charge for payments to be made to our former Chief Executive Officer under his employment agreement ($1.2 million), expenses related to our S-1 registration statement ($0.8 million), costs associated with Sarbanes-Oxley compliance ($0.7 million) and severance costs in Europe ($0.6 million). These increases together with increased professional fees resulted in the higher selling, general and administrative expenses in 2005 compared to 2004. Selling, general and administrative expenses, as a percent of sales, were 7.4% in 2005 and 8.1% in 2004 as the effect of higher copper costs and selling prices and a lower proportion of customers’ tolled copper in 2005 offset the effect of the aforementioned increased costs in 2005.

Depreciation and amortization was $11.2 million for the year ended December 31, 2005, compared to $13.9 million pro forma for the year ended December 31, 2004. This decrease of $2.7 million was primarily due to lower depreciation on property, plant and equipment as the result of the adoption of “fresh-start” reporting under SOP 90-7, as the carrying values were adjusted down to fair market values as of October 20, 2004 (partially offset by a shortening of useful lives), which was partially offset by increased amortization of identifiable intangibles.

Plant closing charges for the pro forma year ended December 31, 2004 was $1.9 million, comprised of a charge for the closing of the plant located in Beynost, France. There were no similar charges in 2005.

Reorganization expenses related to the process preceding the Chapter 11 bankruptcy filing were $3.1 million for the pro forma year ended December 31, 2004. There were no similar expenses in 2005.

Operating income was $18.8 million for the year ended December 31, 2005 and $15.3 million pro forma for the year ended December 31, 2004 for an increase of $3.5 million. Lower reorganization costs, impairment charges and depreciation and amortization offset higher cost of goods sold and increased selling, general and administrative expenses in 2005 compared to 2004. The Bare Wire segment’s operating income for the year ended December 31, 2005 was $20.1 million compared to $15.7 million pro forma in 2004, or an increase of $4.4 million from higher sales volume and pricing partially offset by increased costs of the utilities and higher depreciation and amortization. The Engineered Wire Products — Europe segment’s operating income for the year ended December 31, 2005 was $1.4 million compared to $2.7 million for the pro forma year 2004. This decrease of $1.3 million was the result of slightly lower sales volume and increased production costs. Operating income also increased in 2005 by $0.4 million over 2004 due to lower reorganization expenses in

2005 ($3.1 million), partially offset by the absence of the charge for payments to be made to our former Chief Executive Officer ($1.2 million), expenses related to our S-1 Registration Statement ($0.8 million) and costs associated with Sarbanes-Oxley compliance ($0.7 million).

Interest expense was $11.4 million and $10.7 million for the years ended December 31, 2005 and the pro forma year ended December 31, 2004, respectively, for an increase of $0.7 million. This increase was the result of higher interest rates in 2005 compared to 2004, partially offset by lower outstanding borrowings in 2005 compared to 2004.

Amortization of deferred financing fees remained the same during the year 2005 and the pro forma year 2004 at $0.6 million.

The income tax benefit of $0.1 million for the year ended December 31, 2005 includes the reversal of the domestic valuation allowance of $3.7 million. For the pro forma year ended December 31, 2004, the tax provision of $1.6 million represents a 40% effective tax rate and no consideration was given to our deferred tax assets, including net operating loss carryforwards in the pro forma calculations.

Loss from discontinued operations was $17.7 million and $4.7 million for the year ended December 31, 2005 and the pro forma year ended December 31, 2004, respectively. These amounts represent the results of operations of the entire Insulated Wire business that was sold in December 2005 and July 2006. The increase in the loss of $13.0 million was primarily the result of a lower sales volume, increased cost for insulating compound materials and $11.8 million impairment of property, plant and equipment and identifiable intangibles.

Net loss of $10.8 million was recorded for the year ended December 31, 2005 compared to a $2.3 million pro forma net loss for 2004. The increase in net loss of $8.5 million in 2005 was due to increased income tax effects related to the pro forma adjustments and the losses from discontinued operations partially offset by higher operating income.

The following table presents the pro forma adjustments made to the Company’s historical consolidated statements of operations for the period October 20 through December 31, 2004 (Successor) and the period January 1 through October 19, 2004 (Predecessor) to arrive at the year ended December 31, 2004 pro forma amounts:

INTERNATIONAL WIRE GROUP, INC.

UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
For the Year Ended December 31, 2004

	Successor	Predecessor
	Company	Company
	for the Period	for the Period
	October 20	January 1
	through	through
	December 31,	October 19,
	2004	2004	Adjustments		Pro Forma
	(In thousands, except share data)

Net sales	$68,339	$271,300	$—		$339,639
Operating expenses:
Cost of good sold, exclusive of depreciation and amortization expense shown below	57,983	220,087	—		278,070
Selling, general and administrative expenses	6,006	21,027	481	(1)	27,514
Depreciation	2,067	8,917	(209	)(2)	10,775
Amortization	712	1,288	1,160	(3)	3,160
Reorganization expenses	—	3,062	—		3,062
Plant closing charges	1,632	262	—		1,894
Gain on sale of property, plant and equipment	(10)	(101)	—		(111)

Operating income/(loss)	(51)	16,758	(1,432)		15,275
Bankruptcy reorganization items:
Bankruptcy reorganization expenses	—	(12,710)	12,710	(4)	—
Gain from debt forgiveness	—	259,252	(259,252	)(5)	—
Other income/(expense):
Interest expense (excluding interest of $20,959 on liabilities subject to compromise at October 19, 2004)	(2,280)	(12,088)	3,667	(6)	(10,701)
Amortization of deferred financing fees	(127)	(6,813)	6,300	(7)	(640)
Other, net	66	—	—		66

Income/(loss) before income tax provision	(2,392)	244,399	(238,007)		4,000
Income tax provision/(benefit)	—	335	1,265	(8)	1,600

Income/(loss) from continuing operations	(2,392)	244,064	(239,272)		2,400
Income/(loss) from discontinued operations	(8,370)	(6,756)	10,404		(4,722)

Net income/(loss)	$(10,762)	$237,308	$(228,868)		$(2,322)

Pro forma basic and fully diluted net income/(loss) per share					$(0.23)

Pro forma weighted-average basic and diluted shares outstanding (unaudited)					10,000,002

(1)	Reflects the reversal of the net periodic postretirement benefit cost related to the Company’s self-funded post retirement plan.

(2)	Reflects the adjustment to depreciation relating to the adjustment to the fair market value and adjusted remaining useful lives of the existing property, plant and equipment as follows:

Elimination of historical depreciation expense	$(10,984)
Depreciation expense on fixed assets restated at fair value as of January 1, 2004	10,775

$(209)

(3)	Reflects the additional amortization of customer contracts, trade names and trademarks identified as part of the allocation of reorganization value.

(4)	Reflects elimination of bankruptcy reorganization expenses.

(5)	Reflects elimination of gain from debt forgiveness.

(6)	Reflects adjustment of interest expense for the $230,000 reduction of Senior Subordinated Notes pursuant to the Plan of Reorganization and interest under the revolving credit facility and term loan ended October 20, 2004 as follows:

	Debt Balance	Interest Rate	Interest Expense

Elimination of historical interest expense for the period prior to the Reorganization			$14,368
Add:
Interest on new credit facility	$47,008	6.05%	(2,844)
Fees related to new credit facility			(250)
Interest on 10% Senior Secured Notes	75,000	10.00%	(7,500)
Interest on other indebtedness	1,341	8.00%	(107)

			$3,667

(7)	Reflects the adjustment of the amortization of net deferred financing fees for the revolving credit facility and term loan ended October 20, 2004 as follows:

Elimination of historical amortization of deferred financing fees	$6,940
Amortization on $3,202 of deferred financing fees incurred on new credit facility and 10% Senior Secured Notes over 60 months	(640)

$6,300

(8)	Reflects income/(loss) before income taxes at a 40% effective rate. No consideration has been given to deferred tax assets, including net operating loss carryforwards, which are fully offset by a valuation allowance as any reversal of the valuation allowance will offset goodwill first, then intangible assets and then increase additional paid-in capital in accordance with SOP 90-7.

Critical Accounting Policies

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States requires us to use estimates and assumptions regarding certain types of our assets, liabilities, revenues and expenses. We base these estimates and assumptions upon the best information available at the time of the estimates or assumptions. Actual results could differ materially from our estimates and assumptions. The following is a discussion of certain of our critical accounting policies and the related management estimates and assumptions necessary in determining the value of related assets or liabilities.

Revenue Recognition

We recognize revenue when all of the following criteria are satisfied: persuasive evidence of an arrangement exists; risk of loss and title transfer to the customer; the price is fixed and determinable; and collectibles is reasonably assured. A provision for product returns is recorded based on historical experience and any notification received of pending returns. Such returns have historically been within our expectations and the provisions established.

We recognize revenue from services performed to process customer-owned (“tolled”) copper. Such revenue is recognized at the time the product is received by the customer. The value of tolled copper is excluded from both sales and cost of goods sold, as title to these materials and the related risks of ownership do not pass to us at any time.

Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current creditworthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that the historical credit loss rates will continue in the future. Since we have a number of relatively large customers, a significant change in the liquidity or financial position of one of these customers could have a material adverse impact on the collectibles of our accounts receivables and our future operating results.

Inventories

Inventories in the Bare Wire and High Performance Conductors segments are valued at the lower of cost, determined using the last in, first out (“LIFO”) method, or the current estimated market value. Inventories in the Engineered Wire Products — Europe segment are valued at the lower of cost, using the first-in, first-out (“FIFO”) method, or current estimated market. Because the main component of our products is copper, a worldwide traded commodity, the estimated fair market value of the inventory is subject to wide fluctuations. Any significant decline in the average COMEX price of copper can result in an inventory valuation adjustment. Any significant decline in inventory quantities can result in an adjustment to the LIFO reserve. During 2006, inventory quantities were reduced. This reduction resulted in a liquidation of LIFO quantities carried at lower costs prevailing in the prior year as compared to the cost of 2006 purchases.

Long-Lived Assets

Whenever indications of impairment exist, we review the net realizable value of our long-lived assets through an assessment of the estimated future cash flows related to those assets such as the loss of a key customer. In the event we determine that the carrying values of long-lived assets are in excess of estimated gross future cash flows for those assets, we will write-down the value of the assets to an estimated fair value using a discounted cash flow analysis. This applies to property, plant and equipment, identifiable intangibles and other long-lived assets. As for goodwill, we compare the carrying value of our reporting units to the fair value of such units. To the extent the carrying value of the reporting unit exceeds its fair value, the respective goodwill is written down to its fair value using a residual goodwill calculation.

We test for goodwill impairment annually and between annual tests if an event occurs or if circumstances change that indicate the fair value of a reporting unit is below the unit’s carrying amount. Performing the impairment test requires us to estimate the fair values using the present value of estimated future cash flows. We performed our annual impairment test for 2006 as of December 31, 2006.

Stock-based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), which requires measurement of compensation cost for all stock awards at fair value on the date of grant and recognition of compensation cost spread over the service periods for awards expected to vest. SFAS No. 123(R) has been adopted using the modified-prospective transition method. Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.

Under the modified-prospective transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all unvested share-based awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123, Accounting For Stock-Based Compensation, and (b) compensation cost for all share-based awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with SFAS No. 123(R). Prior periods were not restated to reflect the impact of adopting the new standard.

Income Taxes

We establish deferred tax assets and liabilities based on profits or losses in each jurisdiction in which we operate. Associated valuation allowances reflect the likelihood of the recoverability of these assets. Our judgment of the recoverability of these assets is based primarily on historical results of operations, our estimate of current and expected future earnings as well as prudent and feasible tax planning strategies. Any reversal of valuation allowance that existed at October 20, 2004, the date we emerged from bankruptcy, will first offset goodwill, then intangible assets and then increase additional paid-in capital in accordance with SOP 90-7. The reversal of the valuation allowance that existed at October 20, 2004 reduced goodwill by $0.2 million and $9.1 million in 2006 and 2005, respectively.

As a result of the reorganization, the Company underwent an ownership change within the meaning of Section 382 of the Internal Revenue Code (IRC). As a result, the Company is subject to an annual limitation of approximately $8.0 million on the amount of NOL and credit carryforwards which the Company may utilize in the U.S.

A debtor is not required to include gain on the discharge of debt in income if the debt discharge occurs in bankruptcy. However, IRC Section 108 requires that the debtor’s NOL, capital and credit carryovers first be reduced and then tax basis in assets be reduced. The Company reduced available current year tax losses and NOL carryforwards by approximately $102 million as a result of the bankruptcy reorganization. After consideration of this reduction, the Company has federal NOL carryforwards of approximately $38 million as of December 31, 2006, available to offset future federal taxable income, of which $11.3 million is subject to the $8.0 million annual limitation. These NOL carryforwards expire in varying amounts in the years 2023 to 2026 if not utilized.

Recently Issued Accounting Standards

In November 2004 (revised in December 2004), the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151, Inventory Costs — an amendment of ARB No. 43, Chapter 4 (“SFAS No. 151”) to be effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with early adoption permitted. SFAS No. 151 amends the guidance in Accounting Research Bulletin No. 43 (“ARB No. 43”), Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “... under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges ... .” SFAS No. 151 requires those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS No. 151 did not have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123(R), Shared Based Payment, SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R)requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The Company adopted the provisions of SFAS No. 123(R) on January 1, 2006.

In July 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN No. 48”), which clarifies the criteria that must be met prior to recognition of the financial statement benefit of a position taken in a tax return. Using a two-step approach, FIN No. 48 requires an entity to determine whether it is more likely than not that a tax position will be sustained upon examination, based on the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN No. 48 also requires the recognition of liabilities created by differences between tax positions taken in a tax return and amounts recognized in the financial statements. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact, if any, that the adoption of FIN No. 48 will have on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). This statement defines fair value, established a framework for using fair value to measure assets and liabilities and expands disclosures about fair value measurements. The statement applies whenever other pronouncements require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for the Company’s fiscal year beginning January 1, 2008. The Company is evaluating the impact the adoption of SFAS No. 157 will have on the Company’s consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”), to address diversity in practice in quantifying financial statement misstatements. SAB No. 108 requires that the Company quantify misstatements based on their impact on each of its financial statements and related disclosures. The application of SAB No. 108 in 2006 did not have any impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Liabilities — including an amendment to FASB Statement No. 115 (“SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for the Company’s fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of adopting SFAS No. 159.

Liquidity and Capital Resources

Working Capital and Cash Flows

Net cash provided by operating activities before cash flows used for reorganization expenses was $46.0 million for the year ended December 31, 2006, compared to net cash provided by operating activities of $28.9 million for the year ended December 31, 2005. This improvement of $17.1 million was primarily the result of increased net income of $20.8 million, non-cash stock-based compensation expense of $6.0 million, lower accounts receivable of $34.0 million, increased deferred income tax impact of $5.8 million, and higher accrued payroll and related items of $3.2 million. These factors were partially offset by lower impairment charges of $11.8 million, $16.9 million impact for inventory levels, $23.9 million for lower accounts payable and $0.1 million for other, net.

Accounts receivable decreased $0.4 million from year-end 2005 as collections for the remaining Insulated Wire business offset other changes. Included in the year-end 2006 accounts receivable were $13.8 million of accounts receivable from HPC. Included in the December 31, 2005 accounts receivable were $28.3 million from the Insulated Wire business. Excluding these two impacts, accounts receivable for the Bare Wire and Engineered Wire Products — Europe segments increased $14.1 million, or 19.3%, from December 31, 2005 to December 31, 2006. This increase was primarily due to a 57.1% increase in average copper prices in the fourth quarter of 2006 compared to the fourth quarter of 2005, partially offset by slightly lower fourth quarter sales.

Inventories of $58.8 million as of December 31, 2006 increased by $1.9 million from December 31, 2005. Included in this increase was $17.6 million from HPC. Included in the December 31, 2005 inventory was $16.8 million for the Insulated Wire business. Excluding these two impacts, inventory for the Bare Wire segment and Engineered Wire Products — Europe increased by $1.1 million. This increase was from a $5.3 million increase to support higher European sales partially offset by a 2.5 million pound decrease of copper in the U.S. or $4.1 million. In the domestic bare wire inventory, there was an impact of $21.1 million in increased copper prices offset by a $21.1 million increase in the LIFO reserve as a result of higher copper prices. Inventory turns in 2006 were slightly better than 2005 levels.

Accounts payable were $33.5 million as of December 31, 2006, or a decrease of $0.4 million from December 31, 2005 levels. Included in 2006 amounts were $2.4 million from HPC and $3 million due for the HPC acquisition. Included in 2005 amounts were $5.4 million related to the Insulated Wire business. Excluding these changes, accounts payable for domestic bare wire and Europe decreased by $0.6 million related to the decrease in year-end inventories. As of December 31, 2006, we had a reserve of $1.3 million for the settlement and costs of the hose claims. During the 2006 year, $0.7 million was paid under various settlement agreements for hose claims. As a result of claims settled to date, existing Claims Resolution Agreements and known open claims, we anticipate that the remaining reserve of $1.3 million is adequate to cover remaining obligations and cash requirements.

Net cash used in reorganization activities was $6.4 million in the year ended December 31, 2005. There were no similar activities in 2006.

Net cash used in investing activities was $24.9 million for the year ended December 31, 2006, compared to $0.7 million for the year ended December 31, 2005. Included in 2006 was $52.1 million for the acquisition of HPC partially offset by $37.0 million of net proceeds that resulted from the exit from the Insulated Wire business. Capital expenditures were $11.9 million in 2006, including $3.9 million for the new plant site in Sherrill, New York, compared to $7.0 million in 2005 that were for normal replacement and cost reduction expenditures. Proceeds from the sale of fixed assets were $1.8 million in 2006 including $1.5 million from remaining U.S. Insulated Wire assets. These proceeds were $0.9 million greater than in 2005. Restricted cash reductions provided cash of $0.4 million in 2006 compared to $1.2 million in 2005.

Net cash used in financing activities was $23.5 million for the year ended December 31, 2006 compared to $31.3 million for the year ended December 31, 2005. In 2006, we incurred $1.6 million of financing fees related to the extension of our Revolver Credit Facility. The lower level of net reduction in long-term obligations in 2006 compared to 2005 of $9.4 million was primarily the result of the acquisition of HPC, net of proceeds for the sale of the Insulated Wire business and assets.

Financing Arrangements

On August 28, 2006, the Company and the domestic subsidiaries entered into an agreement with Wachovia Capital Finance Corporation (Central) to amend the Company’s existing Credit Facility. Under the amendment, the existing Revolver Credit Facility was increased to $200 million subject to borrowing availability (including a $25 million letter of credit facility), the maturity was extended until August 22, 2011, the interest rate margin was reduced in connection with the amendment, and the existing Term Credit Facility was terminated.

We also issued the Notes to the former holders of our subordinated notes in connection with our reorganization in October 2004. For a description of Revolver Credit Facility and the Notes, see Note 12 to the consolidated financial statements.

Liquidity

We require cash for working capital, capital expenditures, debt service and taxes. Our working capital requirements generally increase when demand for our products increase or when copper, copper premiums or silver, nickel and tin material costs increase significantly or rapidly. Currently, a $0.10 per pound fluctuation in the price of copper will have approximately a $2.7 million impact on our working capital. The average price of copper based upon COMEX increased to $3.09 per pound for the year ended December 31, 2006 from $1.68 per pound for the year ended December 31, 2005.

Our principal sources of cash are generated from operations and availability under our debt financing arrangements. We expect that ongoing requirements for working capital, capital expenditures, debt service and taxes will be funded from operating cash flow and borrowings under our Revolver Credit Facility.

As of December 31, 2006, we had $3.3 million of unrestricted cash and cash equivalents. Actual borrowings availability under our Revolver Credit Facility is subject to a borrowing base calculation, generally based upon a percentage of eligible accounts receivable, inventory and property, plant and equipment. As of December 31, 2006, our borrowing base was $122.7 million and our outstanding indebtedness under the Revolver Credit Facility (including outstanding letters of credit) was $51.5 million, resulting in a remaining availability as of such date of $71.2 million. We were able to reduce our debt levels in the fourth quarter of 2006 due to a decline in the price of copper ($3.46 per pound COMEX on September 30, 2006 to $2.85 per pound on December 31, 2006). As of March 31, 2007, letters of credit in the amount of $13.5 million were outstanding and $5.6 million was drawn under the Revolver Credit Facility, and availability under the Revolver Credit Facility was $115.5 million. The reductions of borrowings from the December 31, 2006 levels were primarily the result of increased vendor terms from a copper supplier beginning in 2007 and an increased level of tolled copper in the Bare Wire segment in early 2007.

On March 31, 2006, we increased our Revolver Credit Facility by $20.0 million. The Company funded the acquisition of Phelps Dodge High Performance Conductors of SC & GA, Inc. with borrowings under the Revolver Credit Facility. On August 28, 2006, we increased our Revolver Credit facility by another $45.0 million and terminated our Term Loan Facility of $30.0 million.

We expect our cash on hand, operating cash flow, together with available borrowings under the Revolver Credit Facility, will be sufficient to meet our anticipated future operating expenses, capital expenditures and debt service requirements for the next twelve months and the foreseeable future. Our ability to generate sufficient cash flow to meet our operating needs could be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. Any significant reduction in customer demand for our products, change in competitive conditions, increases in our major material components including copper and insulating materials, or adverse changes in economic conditions in the United States or worldwide could impact our ability to generate sufficient cash flow to fund operations.

Off-Balance Sheet Arrangements

We have not historically utilized off-balance sheet financing arrangements and have no such arrangements as of December 31, 2006. However, we do finance the use of certain facilities and equipment under lease agreements provided by various institutions. Since the terms of these agreements meet the definition of operating lease agreements, the sum of future lease payments is not reflected on our consolidated balance sheets. As of December 31, 2006, the future minimum lease payments under these arrangements totaled $7.1 million.

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2006 for the periods shown (dollars in millions):

		Less Than			More Than
Contractual Obligations(3)	Total	1 Year	1-3 Years	3-5 Years	5 Years

Debt(1)	$113.5	$0.5	$0.0	$113.0	$0.0
Estimated interest on debt(2)	36.7	8.3	15.0	13.4	0.0
Open purchase orders	20.5	20.5	0.0	0.0	0.0
Operating leases	7.1	1.7	2.9	1.9	0.6

Total contractual cash obligations	$177.8	$31.0	$17.9	$128.3	$0.6

(1)	Debt obligations are exclusive of interest.

(2)	Interest was estimated using the debt balance outstanding at December 31, 2006 and the interest rates in effect on December 31, 2006.

(3)	Deferred compensation of $1.9 million was excluded from the contractual obligations table as the timing of the payments is dependent on the employee’s termination date.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

We do not ordinarily hold market risk sensitive instruments for trading purposes. We do, however, recognize market risk from interest rate, foreign currency exchange and commodity price exposure.

Interest Rate Risk

At December 31, 2006, approximately $38.6 million of $113.6 million of long-term debt, specifically, $38.0 million of borrowings under our Revolver Credit Facility, bear interest at variable rates. A hypothetical 1% increase in variable interest rates would increase our interest rate expense by $0.4 million based on the debt outstanding as of December 31, 2006. We are not currently engaged in any hedging activities.

Foreign Currency Risk

We have continuing operations in France, Italy and Belgium. Our operations may, therefore, be subject to volatility because of currency fluctuations. Sales and expenses are denominated in the euro for the French, Italian and Belgium operations. As a result, these operations are subject to market risk with respect to fluctuations in the relative value of currencies. We evaluate from time-to-time various currency hedging programs that could reduce the risk.

In terms of foreign currency translation risk, we are exposed primarily to the euro. Our net foreign currency investment in foreign subsidiaries and affiliates translated into U.S. dollars using year-end exchange rates at December 31, 2006 and 2005 was $22.0 million and $86.9 million (including Mexico and the Philippines), respectively.

At December 31, 2006, we had no financial instruments outstanding that were sensitive to changes in foreign currency rates.

Commodity Price Risk

The principal raw material used by us is copper, which is purchased in the form of 5/16-inch rod from the major copper producers in North America, Europe and South America. Copper rod prices are based on market prices, which are generally established by reference to the COMEX prices, plus a premium charged to convert copper cathode to copper rod and deliver it to the required location. As a worldwide traded commodity, copper prices have historically been subject to fluctuations. While fluctuations in the price of copper may directly affect the per unit prices of our products, these fluctuations have not had, nor are expected to have, a material impact on our profitability due to copper price pass-through arrangements that we have with our customers. These sales arrangements are based on similar variations of monthly copper price formulas. Use of these copper price formulas minimizes the differences between raw material copper costs charged to the cost of sales and the pass-through pricing charge to customers. However, a severe increase in the price of copper could negatively impact our short-term liquidity because of the period of time between our purchase of copper at an increased price and the time at which we receive cash payments after selling end products to customers reflecting the increased price.

Item 8.	Financial Statements and Supplementary Data.

INTERNATIONAL WIRE GROUP, INC.

INDEX

Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firms	43
Balance Sheets as of December 31, 2006 and December 31, 2005	46
Statements of Operations for the Years Ended December 31, 2006 and December 31, 2005 and for the Periods from October 20 through December 31, 2004 (Successor) and January 1 through October 19, 2004 (Predecessor)	47
Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2006 and December 31, 2005 and for the Periods from October 20 through December 31, 2004 (Successor) and January 1 through October 19, 2004 (Predecessor)	48
Statements of Cash Flows for the Years Ended December 31, 2006 and December 31, 2005 and for the Periods from October 20 through December 31, 2004 (Successor) and January 1 through October 19, 2004 (Predecessor)	49
Notes to Consolidated Financial Statements	50

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of International Wire Group, Inc.
Camden, New York

We have audited the accompanying consolidated balance sheet of International Wire Group, Inc. and subsidiaries (“Successor” or the “Company”) as of December 31, 2006, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2006. Our audit also included the financial statement schedule listed in Item 15 (a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of International Wire Group, Inc. and subsidiaries at December 31, 2006, and the results of their operations and their cash flows for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such 2006 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/  Deloitte & Touche LLP

Rochester, New York
April 27, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of International Wire Group, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of International Wire Group, Inc. and its subsidiaries (Successor) at December 31, 2005 and the results of their operations and their cash flows for the year ended December 31, 2005 and for the period from October 20 through December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2005 and for the period from October 20 through December 31, 2004 listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

/s/  PricewaterhouseCoopers LLP

Syracuse, New York
April 11, 2006, except for the restatement described in Note 1A (not presented herein) to the consolidated financial statements appearing under Item 8 of the Company’s 2005 Annual Report on Form 10-K/A, as of which the date is April 27, 2007, and except as to Note 10 to the consolidated financial statements as to which the date is April 27, 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of International Wire Group, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the results of operations and cash flows of International Wire Group, Inc. and its subsidiaries (Predecessor) for the period from January 1 through October 19, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the period from January 1 through October 19, 2004 listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company and all of its domestic subsidiaries voluntarily filed for a petition on March 24, 2004 with the United States Bankruptcy Court for the Southern District of New York for reorganization under the provisions of Chapter 11 of the Bankruptcy Code. The Company’s Plan of Reorganization was substantially consummated on October 20, 2004 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh-start reporting.

/s/  PricewaterhouseCoopers LLP

Syracuse, New York
April 11, 2006, except as to Note 10 to the consolidated financial statements as to which the date is April 27,2007.

INTERNATIONAL WIRE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2006	2005
	(In thousands, except
	share data)

ASSETS
Current assets:
Cash and cash equivalents	$3,315	$5,422
Accounts receivable, less allowance of $1,738 and $3,036	97,896	98,296
Inventories	58,808	56,874
Prepaid expenses and other	7,135	10,112
Asset held for sale	—	1,975
Deferred income taxes	16,701	20,218

Total current assets	183,855	192,897
Property, plant and equipment, net	103,889	85,440
Goodwill	62,148	62,307
Identifiable intangibles, net	18,369	21,358
Deferred financing costs, net	2,955	2,457
Restricted cash	1,559	1,922
Other assets	2,790	2,305

Total assets	$375,565	$368,686

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$535	$228
Accounts payable and other	33,513	33,865
Accrued and other liabilities	14,264	13,670
Accrued payroll and payroll related items	10,401	8,131
Customers’ deposits	12,086	11,428
Accrued income taxes	1,011	197
Accrued interest	1,847	1,838

Total current liabilities	73,657	69,357
Long-term debt, less current maturities	113,020	135,188
Other long-term liabilities	4,029	3,558
Deferred income taxes	13,602	7,770

Total liabilities	204,308	215,873

Stockholders’ equity:
Common stock, $.01 par value, 20,000,000 shares authorized, 10,000,002 issued and outstanding	100	100
Contributed capital	181,566	175,600
Accumulated deficit	(11,573)	(21,581)
Accumulated other comprehensive income/(loss)	1,164	(1,306)

Total stockholders’ equity	171,257	152,813

Total liabilities and stockholders’ equity	$375,565	$368,686

See accompanying notes to the consolidated financial statements.

INTERNATIONAL WIRE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor	Successor	Successor	Predecessor
	Company	Company	Company	Company
			For the Period	For the Period
	For the Year	For the Year	October 20	January 1
	Ended	Ended	through	through
	December 31,	December 31,	December 31,	October 19,
	2006	2005	2004	2004
	(In thousands, except share data)
Net sales	$748,925	$424,729	$68,339	$271,300
Operating expenses:
Cost of goods sold, exclusive of depreciation and amortization expense shown below	661,182	363,878	57,983	220,087
Selling, general and administrative expenses	44,883	31,508	6,006	21,027
Depreciation	10,838	8,063	2,067	8,917
Amortization	3,164	3,169	712	1,288
Plant closing charges	—	—	1,632	262
Reorganization expenses	—	—	—	3,062
(Gain)/loss on sale of property plant and equipment	24	(721)	(10)	(101)

Operating income (loss)	28,834	18,832	(51)	16,758
Bankruptcy reorganization items:
Bankruptcy reorganization expense	—	—	—	(12,710)
Gain from debt forgiveness	—	—	—	259,252
Other income/(expense):
Interest expense (excluding interest of $20,959 on liabilities subject to compromise at October 19, 2004)	(13,491)	(11,455)	(2,280)	(12,088)
Amortization of deferred financing costs	(1,151)	(646)	(127)	(6,813)
Other income, net	96	20	66	—

Income/(loss) from continuing operations before income tax provision/(benefit)	14,288	6,751	(2,392)	244,399
Income tax provision/(benefit)	4,401	(179)	—	335

Income/(loss) from continuing operations	9,887	6,930	(2,392)	244,064
Income/(loss) from discontinued operations, net of income taxes of ($137), ($2,407), ($34) and $331, respectively	121	(17,749)	(8,370)	(6,756)

Net income/(loss)	$10,008	$(10,819)	$(10,762)	$237,308

Basic and diluted net income/(loss) per share:
Income/(loss) from continuing operations	$0.99	$0.69	$(0.24)	$244,064
Income/(loss) from discontinued operations	0.01	(1.77)	(0.84)	(6,756)

Net income/(loss)	$1.00	$(1.08)	$(1.08)	$237,308

Weighted-average basic shares outstanding	10,000,002	10,000,002	10,000,002	1,000
Weighted-average diluted shares outstanding	10,003,973	10,000,002	10,000,002	1,000

See accompanying notes to the consolidated financial statements.

INTERNATIONAL WIRE GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
			Carryover of		Other
	Common	Contributed	Predecessor	Accumulated	Comprehensive
	Stock	Capital	Basis	Deficit	Income/(Loss)	Total
	(In thousands)

Balance Predecessor December 31, 2003	$—	$243,331	$(67,762)	$(267,529)	$3,332	$(88,628)
Comprehensive income
Net income	—	—	—	237,308	—	237,308
Foreign currency translation adjustments, net of taxes of $0	—	—	—	—	283	283

Total comprehensive income						237,591

Balance Predecessor October 19, 2004		243,331	(67,762)	(30,221)	3,615	148,963
Fresh-start adjustments (Note 3)	100	(67,731)	67,762	30,221	(3,615)	26,737

Balance Successor October 20, 2004	100	175,600	—	—	—	175,700
Comprehensive income/(loss)
Net loss	—	—	—	(10,762)	—	(10,762)
Foreign currency translation adjustments, net of taxes of $0	—	—	—	—	1,443	1,443

Total comprehensive (loss)						(9,319)

Balance Successor December 31, 2004	100	175,600	—	(10,762)	1,443	166,381
Comprehensive income/(loss)
Net loss	—	—	—	(10,819)	—	(10,819)
Foreign currency translation adjustments, net of taxes of $0	—	—	—	—	(2,749)	(2,749)

Total comprehensive (loss)						(13,568)

Balance Successor December 31, 2005	100	175,600	—	(21,581)	(1,306)	152,813
Comprehensive income	—
Net income	—	—	—	10,008	—	10,008
Foreign currency translation adjustments, net of taxes of $0	—	—	—	—	2,470	2,470

Total comprehensive income						12,478
Stock-based compensation		5,966	—	—	—	5,966

Balance Successor December 31, 2006	$100	$181,566	$—	$(11,573)	$1,164	$171,257

See accompanying notes to the consolidated financial statements.

INTERNATIONAL WIRE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor	Successor	Successor	Predecessor
	For the Year	For the Year	For the Period	For the Period
	Ended	Ended	October 20 through	January 1 through
	December 31, 2006	December 31, 2005	December 31, 2004	October 19, 2004
	(In thousands)
Cash flows provided by/(used in) operating activities:
Net income/(loss)	$10,008	$(10,819)	$(10,762)	$237,308
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Gain from debt forgiveness	—	—	—	(259,252)
Depreciation	11,684	10,531	2,467	16,320
Amortization	3,495	4,613	1,127	2,466
Amortization of deferred financing costs	1,151	646	127	6,813
Provision for doubtful accounts	1,024	417	83	242
Stock based compensation expense	5,966	—	—	—
Gain on sale of businesses	(787)	—	—	—
Gain on sale of property, plant and equipment	(526)	(721)	(16)	(192)
Impairment of long-lived assets	—	11,846	4,671	—
Deferred income taxes	2,414	(3,396)	—	—
Change in operating assets and liabilities net of acquisitions and divestitures:
Accounts receivable	4,213	(29,767)	4,541	(8,483)
Inventories	8,667	25,561	4,337	(20,072)
Prepaid expenses and other assets	(1,290)	568	(978)	(3,844)
Accounts payable	(2,115)	21,770	(4,658)	2,976
Accrued and other liabilities	342	484	5,671	(4,098)
Accrued payroll and payroll related items	1,968	(1,249)	558	2,999
Customers’ deposits	(964)	(948)	(1,982)	1,915
Accrued interest	9	135	1,667	7,224
Accrued income taxes	759	—	—	—
Other long-term liabilities	2	(767)	529	(139)

Net cash provided by/(used in) operating activities before reorganization activities	46,020	28,904	7,382	(17,817)
Cash flows provided by (used in) reorganization activities	—	(6,439)	(3,489)	6,976

Net cash provided by/(used in) operating activities	46,020	22,465	3,893	(10,841)
Cash flows used in investing activities:
Capital expenditures	(11,879)	(6,973)	(2,088)	(7,775)
Net proceeds from sale of property, plant and equipment	1,758	875	16	192
Restricted cash	363	1,186	—	(1,492)
Proceeds from sale of businesses	36,959	4,225	—	—
Acquisition of Phelps Dodge High Performance Conductors of SC & GA, Inc., net of $45 cash received	(52,143)	—	—	—

Net cash used in investing activities	(24,942)	(687)	(2,072)	(9,075)
Cash flows provided by/(used in) financing activities:
Borrowings under long-term obligations	453,583	61,091	(6,317)	91,593
Repayment under long term obligations	(475,444)	(92,324)	6,979	(82,000)
Financing fees	(1,649)	(28)	(523)	(2,642)

Net cash provided by/(used in) financing activities	(23,510)	(31,261)	139	6,951
Effects of exchange rate changes on cash and cash equivalents	325	(287)	(99)	315

Net change in cash and cash equivalents	(2,107)	(9,770)	1,861	(12,650)
Cash and cash equivalents at beginning of the period	5,422	15,192	13,331	25,981

Cash and cash equivalents at end of the period	$3,315	$5,422	$15,192	$13,331

Supplemental disclosure of cash flow information:
Interest paid	$14,377	$13,361	$915	$8,218

Net taxes paid (including taxes refunded of $129, $186, $0 and $47)	$738	$810	$48	$761

Amount included in accounts payable and other for acquisition and capital expenditures	$3,185	$—	$—	$—

See accompanying notes to the consolidated financial statements.

INTERNATIONAL WIRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)

INTERNATIONAL WIRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Business Organization and Basis of Presentation

International Wire Group, Inc., a Delaware corporation (the “Company”), together with its subsidiaries, manufacture and market wire products (including bare, tin-plated, nickel-plated and silver-plated copper wire) for other wire suppliers and original equipment manufacturers. The Company’s products include a broad spectrum of copper wire configurations and gauges with a variety of electrical and conductive characteristics and are utilized by a wide variety of customers primarily in the appliance, automotive, electronics and data communications and general industrial/energy industries. The Company manufactures and distributes its products at 16 facilities located in the United States, Belgium, France and Italy.

Since the Company was formed in 1995, it has completed the acquisition of several entities and the related operations of those businesses. These acquisitions and related results of operations are included in the accompanying consolidated financial statements from their respective acquisition dates.

In March 2000, the Company consummated the sale of its Wire Harness business to Viasystems International, Inc. (“Viasystems”) for $210,798 in cash (the “Wire Harness Sale”). In connection therewith, the Company entered into an agreement to supply Viasystems’ wire harness business with substantially all of their insulated wire requirements through 2003, which was a continuation of existing practice. This supply agreement was extended through December 31, 2005. On June 29, 2005, Viasystems notified the Company that they were electing not to renew this supply agreement after its current expiration date of December 31, 2005. See Notes 11 and 18 for further discussion of the Wire Harness Sale and transactions with Viasystems.

Over the last several years, the Company’s Insulated Wire business operating results have been adversely impacted by industry wide over capacity and increased material costs, that, with the exception of copper price increases, could not be passed through to customers under most of our current customer contracts. In addition, in the second and fourth quarters of 2005, we were notified that significant volume with two large customers, Viasystems and Yazaki Corp, and its affiliates, respectively, would not be renewed upon the expiration of the existing supply contracts. Throughout 2005, the Company actively evaluated the Insulated Wire business and considered alternatives affecting all or part of the Insulated Wire business. On December 2, 2005, the Company sold and leased selected assets of the U.S. Insulated Wire business to Copperfield, LLC and ceased operations. On July 3, 2006, we sold our remaining insulated wire operations which included facilities in Cebu, Philippines and Durango, Mexico to Draka Holdings N.V. and Draka Holdings Mexico, S.A.. The disposition of the Philippines and the Mexican insulated wire subsidiaries, which together with the sale of certain U.S. insulated wire assets to Copperfield, LLC in December 2005 and the subsequent collection of retained accounts receivable, completed the Company’s exit from the Insulated Wire business. Accordingly, the entire Insulated Wire business has been presented as a discontinued operation in the accompanying consolidated statements of operations.

Fresh-Start Basis of Presentation

The accompanying consolidated financial statements have been presented in accordance with the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position (“SOP”) 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, as amended. As a result of adopting fresh-start reporting upon emerging from Chapter 11 of the U.S. Bankruptcy Code on October 20, 2004, International Wire Group, Inc.’s financial statements subsequent to this date are not comparable with those prepared for the periods before the plan of reorganization was confirmed, including the historical financial statements included herein. References to “Predecessor” refer to International Wire Group, Inc. and its subsidiaries through October 19, 2004. References to “Successor” refer to International Wire Group, Inc. and its subsidiaries on and after October 20, 2004.

INTERNATIONAL WIRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Voluntary Bankruptcy Filing and Plan of Reorganization

On March 24, 2004, the Predecessor entered into a lock-up and voting agreement with a majority in principal amount of the then bondholders, including the members of an Ad Hoc Committee of Bondholders and its then largest equity holder, to effect a pre-negotiated plan of reorganization. In order to consummate its reorganization, the Predecessor and all of its domestic subsidiaries filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code in the Bankruptcy Court in the Southern District of New York (the “Filing”). The cases were consolidated and were jointly administered under case number 04-11991 (BRL). The Predecessor’s non-U.S. subsidiaries were not part of the filing. In addition, the Predecessor entered into a debtor-in-possession (“DIP”) financing agreement with Highbridge/Zwirn Special Opportunities Fund, L.P. and a group of senior lenders. Such financing agreement provided for $140,000 of DIP financing consisting of a $90,000 revolving loan and a $50,000 term loan. The DIP financing was used to repay $82,000 of Senior Secured Notes plus accrued interest, premium and fees and provided working capital during the reorganization process.

On October 20, 2004, the Predecessor’s Second Amended and Restated Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code (the “Plan”) was confirmed and the Company emerged. The Plan involved the exchange of approximately $305,000 of principal amount plus accrued interest of the Company’s 11.75 percent and 14 percent Senior Subordinated Notes for 96 percent of the Common Stock of the Successor and $75,000 of new 10 percent Secured Senior Subordinated Notes to be issued pursuant to the Plan. All of the outstanding common stock of the Predecessor was converted into 4 percent of the Common Stock of the Successor. All other liabilities were uncompromised and were paid with interest, as applicable. In addition, the Company entered into an agreement with a group of lenders for a $140,000 senior credit facility, the proceeds of which were utilized to refinance the Company’s obligations under the DIP facility and provide funding for working capital and other general corporate purposes.

Under Chapter 11 of the U.S. Bankruptcy Code, certain claims against the debtors in existence prior to the filing of the petition for relief under federal bankruptcy laws are stayed while the debtors continue business operations as a DIP. These claims are considered “liabilities subject to compromise.” The primary categories of liabilities subject to compromise as of March 24, 2004 were the following:

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

INTERNATIONAL WIRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Predecessor incurred reorganization expenses primarily related to professional fees as follows:

January 1
through
October 19,
2004

Consulting	$1,439
Legal	1,410
Other	213

$3,062

From January 1 through October 19, 2004, the Predecessor incurred bankruptcy reorganization expenses as follows:

Consulting	$4,067
Legal	4,050
Key Employee Retention Plan	2,295
Management company severance	1,920
Deferred financing fees	1,548
Premium on 11.75 Percent Series B Senior Subordinated Notes	(2,673)
Other	1,503

$12,710

3.	Fresh-Start Reporting

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

As of October 20, 2004, management determined that the enterprise value was within a range of $295,000 to $390,000, with approximately $342,500 representing management’s best estimate of the Company’s enterprise value. The enterprise value was based on a calculation of discounted projected cash flows for the Company. The discounted cash flow analysis was based on 5-year cash flow projections prepared by management and reviewed by the then current board of directors. Cash flows were discounted at 10 percent representing the after-tax weighted-average cost of capital. The cash flow projections were based on estimates and assumptions about circumstances and events that have not yet taken place. Such estimates and assumptions are inherently subject to significant economic and competitive uncertainties and contingencies beyond the control of the Successor including, but not limited to, those with respect to future revenues and costs of the Successor. Accordingly, differences are expected between the projections and the actual results due to events and circumstances which frequently do not occur as expected.

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

INTERNATIONAL WIRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

At October 20, 2004, the liabilities of the Successor consisted primarily of post-petition current liabilities, outstanding pre-petition claims, $96,581 under the Revolver Credit Facility and Term Loan Facility (as defined below) (Note 12) and $75,000 of Senior Secured Subordinated Notes. The Successor’s consolidated balance sheet included no beginning retained earnings/deficit, and accumulated depreciation and amortization were reduced to $0 at October 20, 2004 in connection with recording the property, plant, and equipment and identifiable intangibles at estimated fair value.

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

INTERNATIONAL WIRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effect of the Plan and implementation of fresh-start reporting on the consolidated balance sheet is as follows:

	Predecessor					Successor
	October 19,	Debt		Fresh-Start		October 20,
	2004	Restructuring		Adjustments		2004

ASSETS
Current assets:
Cash and cash equivalents	$13,331	$—		$—		$13,331
Accounts receivable trade, net	74,305	—		—		74,305
Inventories	79,626	—		7,415	(a)	87,041
Prepaid expenses and other	12,537	—		(1,116	)(e)	11,421

Total current assets	179,799	—		6,299		186,098
Property, plant and equipment	109,107	—		(5,315	)(b)	103,792
Goodwill	86,417	—		(15,058	)(c)	71,359
Identifiable intangibles, net	2,981	—		30,124	(d)	33,105
Deferred financing fees, net	—	—		2,678	(e)	2,678
Other assets	13,685	—		—		13,685

Total assets	$391,989	$—		$18,728		$410,717

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$1,519	$—		$(134	)(h)	$1,385
Accounts payable	17,081	—		—		17,081
Accrued and other liabilities	44,031	—		(3,168	)(j)	40,863
Accrued interest	29,626	(29,252	)(i)	(338	)(h)	36

Total current liabilities	92,257	(29,252)		(3,640)		59,365
Long-term debt, less current maturities	397,785	(230,000	)(i)	3,796	(h)	171,581
Other long-term liabilities	12,236	—		(8,165	)(f)	4,071

Total liabilities	502,278	(259,252)		(8,009)		235,017
Total stockholders’ equity	(110,289)	259,252		26,737	(g)	175,700

Total liabilities and stockholders’ equity	$391,989	$—		$18,728		$410,717

(a)	To adjust inventory to estimated fair market value.

(b)	To adjust property and equipment to estimated fair market value.

(c)	To write off Predecessor goodwill and record Successor reorganization value in excess of identifiable assets (Goodwill).

(d)	To recognize identifiable intangible assets at estimated fair market value.

(e)	To recognize deferred financing fees incurred in connection with Successor debt. On October 19, 2004, the Company prepaid $1,116 of financing fees. On October 20, 2004, the Company reclassified those fees upon receipt of the proceeds. The Company paid an additional $1,563 in financing fees on October 20, 2004.

(f)	To adjust capital leases by $537 and post-retirement benefits by $7,628 to estimated fair market value.

INTERNATIONAL WIRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(g)	To write off common stock and retained earnings of the Predecessor, and to record the issuance of 10 million shares of Successor common stock.

(h)	To write off DIP financing and accrued interest and the addition of the new senior revolving credit facility and term loan and secured senior subordinated notes.

(i)	To reflect the settlement of liabilities subject to compromise of $334,252, exchanged for $75,000 of Indentures.

(j)	To reflect reorganization-related payments made with loan proceeds.

4.	Significant Accounting Policies

Principles of Consolidation and Use of Estimates

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain amounts from prior years have been reclassified to conform to the current year presentation.

Revenue Recognition

The Company recognizes revenue when all of the following criteria are satisfied: persuasive evidence of an arrangement exists; risk of loss and title transfer to the customer; the price is fixed or determinable and collectibility is reasonably assured. Sales and related cost of goods sold are included in income when goods are delivered to customers in accordance with the invoice terms F.O.B. destination generally for the Bare Wire segment and primarily with invoice terms F.O.B. shipping point for the Engineered Wire Products — Europe and the High Performance Conductors segments. Our sales agreements and terms contain right of inspection or acceptance provisions and we replace goods damaged or lost in transit. A provision for product returns is recorded based on historical experience and any notification received of pending returns.

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

Shipping and Handling Fees and Costs

Shipping and handling fees billed to customers are included in net sales. Shipping and handling costs associated with outbound freight for all segments are included in selling, general and administrative expenses and totaled $13,882 for the year ended December 31, 2006, $11,074 for the year ended December 31, 2005, $1,952 for the period from October 20 through December 31, 2004 and $8,489 for the period from January 1 through October 19, 2004.

Cash and Cash Equivalents

For purposes of the consolidated statement of cash flows, the Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents.

INTERNATIONAL WIRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Cash

At December 31, 2006 and 2005, the Company maintained restricted cash in the amount of $1,559 and $1,922, respectively, associated with deposits for self-insured workers’ compensation programs.

Concentrations of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents in bank deposit accounts and accounts receivable. The Company has not experienced significant losses related to cash and cash equivalents and does not believe it is exposed to any significant credit risks relating to its cash and cash equivalents. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by review of their current credit information. A provision for estimated credit losses is based upon historical experience and any specific customer issues that have been identified. Account balances are charged off against the allowance when the Company believes it is probable the receivables will not be recovered. The Company does not have any off-balance sheet exposure related to its customers.

Inventories

Inventories in the Bare Wire and High Performance Conductors segments are valued at the lower of cost, using the last-in, first-out (“LIFO”) method, or current estimated market. The LIFO method is utilized in determining inventory value as it results in better matching of costs and revenues. Inventories in the Engineered Wire Products — Europe segment are valued at the lower of cost, using the first-in, first-out (“FIFO”) method, or current estimated market.

Property, Plant and Equipment

Upon emergence from bankruptcy on October 20, 2004, property, plant and equipment was recorded at estimated fair market value in accordance with SOP 90-7. After October 20, 2004, property, plant and equipment acquired in connection with acquisitions are recorded at fair market value; all other additions are recorded at cost. Depreciation is calculated using the straight-line method. The average estimated lives utilized in calculating depreciation are as follows: building — 25 to 40 years; building improvements — 15 years; machinery and equipment — 3 to 11 years; and furniture and fixtures — 5 years. Leasehold improvements are amortized over the shorter of the term of the respective lease or the life of the respective improvement. The cost and related accumulated depreciation of assets sold, retired or otherwise disposed of are removed from the respective accounts, and any resulting gains or losses are included in the consolidated statement of operations.

Goodwill

Goodwill represents the excess of the reorganization value of the Successor over the fair value of net assets and costs in excess of fair values assigned to the underlying net assets of acquired businesses. Under the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), goodwill is not amortized but is reviewed at least annually for impairment using a fair-value-based test. The Company tests for impairment of goodwill using a two-step approach in the fourth quarter of each fiscal year or at any other time when impairment indicators exist. In the first step, the Company estimates the fair values of its reporting units using the present value of future cash flows approach. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. In the second step, the implied fair value of the goodwill is estimated as the fair value of the reporting unit used in the first step less the fair values of all other net tangible and intangible assets of the reporting unit. If the carrying amount of the goodwill exceeds its implied fair market value, an impairment loss is recognized in an amount equal to that

INTERNATIONAL WIRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

excess, not to exceed the carrying amount of the goodwill. In addition, goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would indicate that goodwill may be impaired.

Identifiable Intangibles

Identifiable intangible assets represent the fair market value of alloys, customer contracts, customer relationships, trade names, trademarks and favorable leases. Under the provisions of SFAS No. 142, identifiable intangible assets are amortized over their projected useful lives of 15 years for customer contracts and relationships, 20 years for trade names and trademarks and alloys (formulation of two or more metals) and 3 years for the favorable lease.

Impairment of Long-lived Assets

The Company periodically evaluates the recoverability of its property and equipment and other long-lived assets, including identifiable intangible assets, when circumstances indicate that an event of impairment may have occurred in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This periodic review may result in an adjustment of estimated depreciable lives or an asset impairment. When indicators of impairment are present, the carrying values of the asset are evaluated in relation to their operating performance and future undiscounted cash flows of the underlying assets. If the future undiscounted cash flows are less than their book value, impairment exists. The impairment is measured as the difference between the book value and the fair value of the underlying asset. Fair values are based on estimates of the market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk. There were no impairment charges recorded in continuing operations for the years ended December 31, 2006 and 2005, the period from October 20, 2004 through December 31, 2004 and the period from January 1, 2004 through December 31, 2004, respectively.

Deferred Financing Costs

Deferred financing costs, consisting of fees and other expenses associated with debt financing, are amortized over the term of the related debt using the straight-line method, which approximates the effective interest method.

Stock-based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS No. 123(R)”) which requires measurement of compensation cost for all stock awards at fair value on the date of grant and recognition of compensation cost spread over the service periods for awards expected to vest. SFAS No. 123(R) has been adopted using the modified-prospective transition method. Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.

Under the modified-prospective transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all unvested share-based awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123, Accounting For Stock-Based Compensation, and (b) compensation cost for all share-based awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with SFAS No. 123(R). Prior periods were not restated to reflect the impact of adopting the new standard.

INTERNATIONAL WIRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Compensation cost arising from stock options granted to employees and non-employee directors is recognized as expense using the straight-line method over the vesting period. The Company estimates a 5% forfeiture rate in recording stock-based compensation expense. As of December 31, 2006, there was $3,350 of total unrecognized compensation expense related to stock options. That cost is expected to be recognized over a weighted-average period of 1.1 years. As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company recorded stock-based compensation expense of $5,966 (decreased net income by $4,128 or $0.41 per basic and diluted share), in 2006, which is included in selling, general and administrative expenses in the accompanying consolidated statement of operations. The stock options are non-qualified which results in the creation of a deferred tax asset until the time the option is exercised. As of December 31, 2006, no awards have been exercised.

The fair values of the options under SFAS No. 123(R) in 2006 were estimated at the date of the grants using the Black-Scholes option pricing model with the following weighted-average assumptions:

Risk-free interest rate	4.9%
Expected dividend yield	0%
Expected life	6 years
Expected volatility	58%

The Company calculates expected volatility for stock options using historical volatility of a group of companies in the wire and cable industry. The risk-free interest rate is estimated based on the Federal Reserve’s historical data for the maturity of nominal treasury investments that corresponds to the expected life of the option. The expected life was determined using the simplified method as these awards meet the definition of “plain-vanilla” options under the rules proscribed by Staff Accounting Bulletin No. 107.

Income Taxes

The Company accounts for certain items of income and expense in different periods for financial reporting and income tax purposes. Deferred income taxes are provided to recognize the effect of temporary differences between financial reporting and income tax purposes. Such taxes are provided for using enacted tax rates expected to be in place when such temporary differences are realized. A valuation allowance is recorded to reduce deferred tax assets if it is determined that it is more likely than not that the full deferred tax asset would not be realized.

Foreign Currency Translation

The Company has operations in Belgium, France and Italy. The euro is the functional currency for the Company’s foreign subsidiaries located in Europe. Accordingly, assets and liabilities of these foreign subsidiaries are translated at the rate of exchange in effect at the balance sheet date. Income and expense items and cash flows of these subsidiaries are translated at the average monthly rate of exchange. Resulting translation gains and losses are reported in other comprehensive income/(loss).

Exchange gains and losses arising from transactions in currencies other than the functional currency of the subsidiary involved are included in net income/(loss). To date, the effect of such amounts on net income/(loss) has not been material.

Fair Value of Financial Instruments

SFAS No. 107, Disclosure about Fair Value of Financial Instruments, requires disclosure of the fair value of certain financial instruments. The Company’s financial instruments are carried at face amounts. The Company has estimated the fair value of its Secured Senior Subordinated Notes using current market data. The fair value of the Secured Senior Subordinated Notes was approximately $75,750 and $72,750 at December 31,

INTERNATIONAL WIRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2006 and 2005, respectively. The carrying value of the borrowings under the Revolver Credit Facility approximates fair value due to its variable interest rate.

Allocation of Interest to Expense to Discontinued Operations

Interest expense has been allocated to discontinued operations under the provisions of Emerging Issues Task Force (“EITF”) 87-24, Allocation of Interest to Discontinued Operations. Interest expense allocated to discontinued operations was $895, $2,706, $434 and $3,417 for the years ended December 31, 2006 and 2005, the period from October 20 through December 31, 2004, and the period from January 1 through October 19, 2004, respectively.

Net Income/(Loss) Per Share

SFAS No. 128, Earnings per Share, requires the computation of basic and diluted earnings per share. Basic earnings per share is computed by dividing net income/(loss) by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per share is determined by giving effect to the exercise of diluted stock options using the treasury stock method. The following table provides a reconciliation of the number of shares outstanding for basic and dilutive earnings per share:

	For Year Ended		For Period Ended
	December 31,	December 31,	Oct 20 — Dec 31,	Jan 1, 2004
	2006	2005	2004	Oct 19, 2004

Weighted-average shares outstanding-basic	10,000,002	10,000,002	10,000,002	1,000
Dilutive effect of stock options	3,971	—	—	—

Weighted-average shares outstanding — dilutive	10,003,973	10,000,002	10,000,002	1,000

Weighted-average shares outstanding for the years ended December 31, 2006 and 2005 exclude 706,200 and 10,417 options, respectively, and exclude 3,257,354 of Predecessor Options and 4,202,744 of Predecessor Performance Options for the period January 1 through October 19, 2004 because they are antidilutive since the exercise price plus any unearned compensation of these options was greater than the average market price of the common shares in the periods.

Significant Customers

The Company had sales to a significant customers in the periods included in the accompanying consolidated statements of operations. Sales to General Cable Corporation represented 23% of net sales from continuing operations for the years ended December 31, 2006 and 2005, 28% for the period October 20, 2004 to December 31, 2004 and 14% for the period January 1, 2004 through October 19, 2004. Sales to AFL Automotive, LP were 10% of our net sales from continuing operations for the year ended December 31, 2006, 12% for the year ended December 31, 2005, 9% for the period from October 20 through December 31, 2004 and 10% for the period from January 1 through October 19, 2004.

Concentration of Copper Suppliers

The Company’s principal raw material used in our products is copper, which is purchased in the form of 5/16 inch rod from major copper producers in North America, Europe and South America. A significant percentage of total copper is purchased from four major suppliers.

INTERNATIONAL WIRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Information

The Company is in the business of manufacturing and marketing wire and wire products. The Chief Executive Officer, who is the Chief Operating Decision Maker, evaluates its business activities for which discrete financial information is available. As a result of this evaluation, the Company determined that it has three reportable segments, Bare Wire, Engineered Wire Products — Europe and High Performance Conductors. See Note 17.

Other Comprehensive Income/(Loss)

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. For the years ended December 31, 2006 and 2005, the period from October 20, 2004 through December 31, 2004 and the period from January 1, 2004 through October 19, 2004, the Company had two components of comprehensive income or loss: net income/(loss) and foreign currency translation adjustments.

Recently Issued Accounting Standards

In November 2004 (revised in December 2004), the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151, Inventory Costs — an amendment of ARB No. 43, Chapter 4 (“SFAS No. 151”) to be effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with early adoption permitted. SFAS No. 151 amends the guidance in Accounting Research Bulletin No. 43 (“ARB No. 43”), Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “... under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges ... .” SFAS No. 151 requires those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS No. 151 did not have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment.  SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to the Company’s adoption SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The Company adopted the provisions of SFAS No. 123(R) on January 1, 2006. See Note 15.

In July 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN No. 48”), which clarifies the criteria that must be met prior to recognition of the financial statement benefit of a position taken in a tax return. Using a two-step approach, FIN No. 48 requires an entity to determine whether it is more likely than not that a tax position will be sustained upon examination, based on the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN No. 48 also requires the recognition of liabilities created by differences between tax positions taken in a tax return and amounts recognized in the financial statements. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact, if any, that the adoption of FIN No. 48 will have on its consolidated financial statements.

INTERNATIONAL WIRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). This statement defines fair value, established a framework for using fair value to measure assets and liabilities and expands disclosures about fair value measurements. The statement applies whenever other pronouncements require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for the Company’s fiscal year beginning January 1, 2008. The Company is evaluating the impact the adoption of SFAS No. 157 will have on the Company’s consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”) to address diversity in practice in quantifying financial statement misstatements. SAB No. 108 requires that the Company quantify misstatements based on their impact on each of its financial statements and related disclosures. The application of SAB No. 108 in 2006 did not have any impact on the Company’s consolidated financial statements.

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

5.	Acquisition and Other

On March 4, 2006, the Company entered into a Stock Purchase Agreement (“HPC Purchase Agreement”) to acquire Phelps Dodge High Performance Conductors of SC & GA, Inc. (“HPC”) from Phelps Dodge Corporation (“PD”). HPC is a manufacturer of specialty high performance conductors which are plated copper and copper alloy conductors offering both standard and customized high and low temperature conductors as well as specialty film, insulated conductors and miniature tubing products. The conductors manufactured are tin, nickel and silver plated, including some proprietary products. High temperature products are generally used where high thermal stability and good solderability are required for certain military and commercial aerospace applications. The medical products include ultra fine alloys, which are used in medical electronics such as ultrasound equipment and portable defibrillators. The tubing products are used in a variety of medical devices in medicine delivery and coronary procedures. These products are sold to harness assembly manufacturers, distributors and original equipment manufacturers’ (“OEM’s”) in the United States, Europe and Asia primarily serving the aerospace, medical, automotive, computer, telecommunications, mass transportation, geophysical and electronics markets. HPC has manufacturing operations in Inman, South Carolina and Trenton, Georgia and a sales/distribution facility in Belgium.

On March 31, 2006, the Company completed the acquisition of all of the outstanding common stock of HPC for $42,000 plus an estimated working capital adjustment payment at closing of $1,676. An additional working capital adjustment of $2,671 was paid in August 2006. The acquisition was funded with borrowings under the Company’s Revolver Credit Facility. Additionally, we purchased the copper inventory held on consignment by HPC from PD for $5,057. In addition, pursuant to the Purchase Agreement, we have agreed to a contingency payment in an amount equal to 4.88 multiplied by the amount that HPC’s 2006 EBITDA (as defined in the HPC Purchase Agreement) exceeds $9,400. The contingency payment is capped at $3,000 and the full amount will be paid in 2007. Phelps Dodge High Performance Conductors of SC & GA, Inc. changed it name to IWG High Performance Conductors, Inc. This acquisition continues the execution of our strategy to expand our product offerings and sell into new markets.

This acquisition has been accounted for as a purchase on March 31, 2006. Results of operations of HPC are included in the accompanying consolidated statement of operations beginning April 1, 2006.

INTERNATIONAL WIRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total purchase price of the HPC acquisition was $55,188 and the payment of related purchase price, fees and costs is summarized as follows:

Purchase of common stock and estimated working capital adjustment at closing	$43,676
Additional working capital adjustment	2,671
Purchase of consigned inventory	5,057
Contingent payment	3,000
Fees and costs	784

$55,188

The total acquisition costs have been allocated to the acquired net assets at fair value as follows:

Current assets	$34,288
Property, plant and equipment	30,789
Identifiable intangibles	460
Current liabilities, excluding deferred income taxes	(3,065)
Deferred income taxes	(6,937)
Other liabilities	(347)

$55,188

The allocation of total acquisition cost was based on fair values as required under SFAS No. 141, Business Combinations, including inventory, property, plant and equipment, identifiable intangibles and certain liabilities. The Company finalized this allocation in the fourth quarter of 2006.

Based upon the fair value of assets acquired and liabilities assumed compared to the total purchase price, there was an excess of fair value of net assets acquired over purchase price, or “negative goodwill” of $2,686. Pursuant to the provisions of SFAS No. 141, the excess was allocated on a pro rata basis to the acquired property, plant and equipment and identifiable intangible assets.

Identifiable intangibles represent the fair market value of alloys (formulation of two or more metals) and trade names and trademarks. The fair market values were determined using a discount rate to compute the present value of the income of the identifiable intangible assets. A discount rate of 17% was used. The identifiable intangibles of $460 consist of alloys of $92 and trade names and trademarks of $368. Each of the identifiable intangibles will be amortized over 20 years.

INTERNATIONAL WIRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows summary unaudited pro forma results of operations as if the Company and HPC had been combined as of the beginning of the periods presented. The unaudited pro forma results of operations are based on estimates and assumptions and have been made solely for purposes of developing such pro forma information. The pro forma information for the years ended December 31, 2006 and 2005 reflects adjustments including: elimination of intercompany sales; reduction of expenses for pension and post-retirement medical; adjustment to depreciation relating to the adjustment to the fair market value and adjusted useful lives of existing property, plant and equipment; additional amortization of identifiable intangibles; adjustment of interest expense for additional borrowings and reflects a 38% effective tax rate. The pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results or financial position that would have occurred if the acquisition had been consummated as of the beginning of the periods presented:

	Pro Forma
	For the Year Ended
	December 31,	December 31,
	2006	2005
	(Unaudited)

Net sales	$775,819	$509,885
Income from continuing operations	10,942	8,759
Net income/(loss)	11,063	(8,990)
Basic and diluted net income/(loss) per share	1.11	(0.90)

Additionally, on October 27, 2006, the Company announced the purchase of a new plant site located in Sherrill, New York, from a subsidiary of Oneida, LTD. The purchase of this facility, which is approximately 80,000 square feet, for approximately $600, will be used to expand and move current bare wire production in the central New York region. New and existing equipment will be installed in this facility over the next 3 to 6 months. Total capital expenditures related to the facility are expected to be approximately $14,000. The City of Sherrill, New York provides favorable hydroelectric power rates which should result in lower production costs.

6.	Inventories

The composition of inventories is as follows:

	December 31,	December 31,
	2006	2005

Raw materials	$16,960	$18,274
Work-in-process	13,827	14,400
Finished goods	28,021	24,200

Total inventories	$58,808	$56,874

Inventories in the Bare Wire and High Performance Conductors segments are valued at the lower of cost, using the last-in, first-out (“LIFO”) method, or current estimated market. The primary components of inventory costs include raw materials used in the production process (copper, tin, nickel, silver, alloys and other) and production related labor and overhead costs net of scrap sales. The LIFO method is utilized in determining inventory value as it results in a better matching of costs and revenues. Had Bare Wire and High Performance Conductors inventories been valued using the first-in, first-out (“FIFO”) method, inventories would have been $37,245 and $20,641 higher as of December 31, 2006 and 2005, respectively. Inventories in the Engineered Wire Products — Europe segment are valued at the lower of cost, determined using the FIFO method, or current estimated market. During 2006, inventory quantities were reduced which resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in the prior year and at the HPC acquisition date as

INTERNATIONAL WIRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compared with the cost of 2006 purchases. The effect of this reduction in inventory decreased cost of goods sold by $4,587 and increased the net income by $3,174 or $0.32 per share.

7.  Property, Plant and Equipment

The composition of property, plant and equipment is as follows:

	December 31,	December 31,
	2006	2005

Land	$5,356	$5,954
Building and improvements	28,825	25,609
Machinery and equipment	83,832	69,131
Construction in progress	6,493	1,217

	124,506	101,911
Less: accumulated depreciation	(20,617)	(16,471)

	$103,889	$85,440

Depreciation expense for continuing operations was $10,838, $8,063, $2,067 and $8,917 for the years ended December 31, 2006 and 2005, the period from October 20 through December 31, 2004 and the period from January 1 through October 19, 2004, respectively.

8.	Goodwill and Intangible Assets

The changes in the carrying amounts of goodwill are as follows:

	December 31,	December 31,
	2006	2005

Balance, beginning of period	$62,307	$71,359
Reduction of deferred income tax valuation allowance	(159)	(9,052)

Balance, end of period	$62,148	$62,307

All goodwill is included in the Bare Wire segment. In accordance with SOP 90-7, the reductions in the valuation allowance established in fresh-start reporting upon emergence from bankruptcy of $159 in 2006 and $9,052 in 2005, have offset goodwill. The Company completed its annual impairment test at December 31, 2006 and 2005 and concluded that goodwill was not impaired.

The components of identifiable intangibles are as follows:

	December 31, 2006		December 31, 2005
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization

Customer contracts and relationships	$9,534	$1,400	$11,292	$1,125
Trade names and trademarks	10,568	1,135	10,200	612
Favorable leases	2,671	1,958	2,671	1,068
Alloys	92	3	—	—

Total identifiable intangible assets	$22,865	$4,496	$24,163	$2,805

Amortization expense for continuing operations was $2,054, $2,036, $407 and $0 for the years ended December 31, 2006 and December 31, 2005, for the period October 20 through December 31, 2004 and for

INTERNATIONAL WIRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the period January 1 through October 19, 2004, respectively. The estimated amortization expense for identifiable intangible assets held as of December 31, 2006 is as follows:

2007	$1,876
2008	1,163
2009	1,163
2010	1,163
2011	1,163
Thereafter	11,841

9.	Financing Costs

As of August 22, 2006, the Company amended its Revolver Credit Facility and terminated its Senior Term Loan. In connection with the amendment, the Company incurred additional deferred financing fees of $1,649 and wrote off $480 of remaining deferred financing fees related to the Senior Term Loan.

As of October 20, 2004, the Successor recorded deferred financing fees of $3,202 in connection with the Revolver Credit Facility and Senior Term Loan (Note 12). During the period from January 1 through October 19, 2004, the Predecessor incurred additional deferred financing fees of $2,642 in connection with its DIP financing and wrote off $4,753 of the remaining deferred financing fees related to the Senior Secured Notes, DIP and Senior Subordinated Notes as a result of the reorganization.

10.	Discontinued Operations

Over the last several years, the Company’s Insulated Wire business operating results have been adversely impacted by industry wide over capacity and increased material costs, that, with the exception of copper price increases, could not be passed through to customers under most of our current customer contracts. In addition, in the second and fourth quarters of 2005, we were notified that significant volume with two large customers, Viasystems and Yazaki Corp and its affiliates would not be renewed. Throughout 2005, we were actively evaluating the business and considering alternatives affecting all or part of the Insulated Wire business. On December 2, 2005, the Company sold and leased selected assets for proceeds of $15,057, principally inventory and property, plant and equipment of the U.S. Insulated Wire business to Copperfield, LLC and ceased those operations. The proceeds were used to pay-down borrowings under the Revolver Credit Facility. On June 28 and 30, 2006, the Company entered into Stock Purchase Agreements (“Cebu and Durango Purchase Agreements”) with Draka Holdings N.V. (“Draka”) and Draka Holdings Mexico, S.A. (“Draka Mexico”). The sales were completed on July 3, 2006. Pursuant to the terms of the Cebu Purchase Agreement, Draka purchased all the stock of the Company’s Philippines insulated wire subsidiary, IWG-Philippines, Incorporated, for a purchase price of $30,000, plus an additional sum of $881 pursuant to a post closing working capital adjustment. Additionally, in August 2006, the Company reimbursed Drake $3,510 for an accounts receivable collateral related to the business sold and in September 2006, Draka purchased approximately $6,478 of copper from the Company, which was being held on consignment. Pursuant to the terms of the Durango Purchase Agreement, Draka and Draka Mexico purchased all the stock of the Company’s Mexican insulated wire subsidiaries, IWG Services Company, S. de R.L. de C.V., Cables Durango, S. de R. L. de C. V. and IWG Durango, S. de R.L. de C.V., for a purchase price of $5,000. Accordingly, the entire Insulated Wire business has been presented as a discontinued operation in the accompanying consolidated statements of operations for the years ended December 31, 2006 and December 31, 2005, the period from October 20 through December 31, 2004 and the period from January 1 through October 19, 2004.

During the third quarter of 2005, the Company began discussions and negotiations to sell selected assets of the U.S. Insulated Wire business. While negotiations were not concluded at that time, the Company continued to operate these assets, and based on these discussions and other factors, the Company determined

INTERNATIONAL WIRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that certain property, plant and equipment and long-lived customer relationship intangibles were impaired. Based on estimates of future cash flow, including estimates of proceeds on disposal to be derived from these assets, the Company recorded a total impairment charge of $5,783 to write-down the carrying values of property, plant and equipment by $4,108 and customer relationship intangibles by $1,675 in the third quarter of 2005.

On June 29, 2005, Viasystems, a significant customer of the Insulated Wire business notified the Company that they were electing not to renew their insulated wire supply agreement with the Company and that this agreement would terminate in accordance with its terms on December 31, 2005. As a result, the Company determined that certain long-lived customer relationship intangibles for this segment were impaired. These assets derive their values primarily from the projected cash flows. Based on the termination of this agreement, future cash flows were deemed to be negatively affected and resulted in the decline in value of the segment’s customer relationships. In conjunction therewith, the Company recorded an impairment charge of $2,548 in the second quarter of 2005.

During the fourth quarter of 2004, certain component costs such as insulating compound and the premiums charged to convert copper cathode to copper rod incurred by the Insulated Wire business, excluding the cost of copper, increased significantly primarily due to higher world oil prices. As the Company’s customer contracts do not allow for pass-through of these component costs, the Company determined that certain long-lived assets were impaired. These assets derive their values primarily from their projected cash flows. Based on the changes in the cost structure in the fourth quarter, future cash flows were deemed to be negatively affected and resulted in a reduction in value to certain of the segment’s identified intangibles. Accordingly, $711 of customer contracts and relationships and $3,960 of trade names and trademarks attributable to the Insulated Wire business were determined to be impaired. The Company wrote off the full amount of the impaired assets in the period from October 20 through December 31, 2004.

The Insulated Wire business operating results included in discontinued operations are as follows:

	Successor			Predecessor
			For the Period	For the Period
	For the Year	For the Year	October 20	January 1
	Ended	Ended	through	through
	December 31,	December 31,	December 31,	October 19,
	2006	2005	2004	2004
Net sales	$53,195	$238,819	$37,805	$181,696
Income/(loss) before income tax provision/(benefit)	365	(20,156)	(8,404)	(6,425)
Income/(loss), net of income taxes	388	(17,749)	(8,370)	(6,756)

INTERNATIONAL WIRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The major classes of assets and liabilities of the discontinued operations remaining on the consolidated balance sheets are as follows:

	December 31,	December 31,
	2006	2005

Current assets:
Cash	$—	$870
Accounts receivable	93	28,345
Inventory	—	16,803
Assets held for sale	—	1,975
Other current assets	—	2,831

Total current assets	$93	$50,824

Non-current assets:
Property, plant and equipment, net	$—	$14,334
Identifiable intangibles	—	1,397
Other non-current assets	200	520

Total non-current assets	$200	$16,251

Current liabilities:
Accounts payable	$232	$5,445
Accrued expenses	499	3,031

Total current liabilities	$731	$8,476

Discontinued operations for the year ended December 31, 2006 includes charges of $381 ($267 net of tax) for product liability claims related to the Wire Harness business sold in 2000. See Note 18.

11.	Related Party Transactions

In September 2002, the Company began selling a portion of its production scrap to Prime Materials Recovery, Inc. (“Prime”). Prime is a closely held company and its major shareholder, chairman and director is the Chief Executive Officer of the Company. In addition, the Vice President of Finance of the Company holds a minority ownership interest and is a director. Sales to Prime for the years ended December 31, 2006 and 2005, the period from October 20 through December 31, 2004 and the period from January 1 through October 19, 2004 were $24,059, $8,828, $2,351 and $10,811, respectively. The Company had outstanding accounts receivable from Prime related to those sales of $2,564 and $823 at December 31, 2006 and 2005, respectively. Sales to Prime were made on terms comparable to those of other companies in the industry.

In connection with the sale of the Company’s former wire harness business to Viasystems International, Inc. (“Viasystems”), the Company entered into an agreement and an extension thereto to supply substantially all of their insulated wire requirements through December 2005. At the time of the sale, the Company and Viasystems were commonly controlled by affiliates of Hicks, Muse, Tate & Furst Incorporated (“Hicks Muse”). In conjunction with the Plan and as of October 20, 2004, the Successor and Viasystems are no longer related parties. The Company had sales to Viasystems of $45,014, $8,048 and $33,355 for the year ended December 31, 2005, the period from October 20 through December 31, 2004 and for the period from January 1 through October 19, 2004, respectively. The outstanding trade receivables due from Viasystems were $6,098 at December 31, 2005. See Note 18.

INTERNATIONAL WIRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Long-Term Debt

The composition of long-term debt is as follows:

	December 31,	December 31,
	2006	2005

Revolver Credit Facility	$38,020	$30,188
Senior Term Loan	—	30,000
10% Secured Senior Subordinated Notes	75,000	75,000
Other	535	228

Total long-term debt	113,555	135,416
Less current maturities	535	228

Long-term portion of long-term debt	$113,020	$135,188

Senior Revolver Credit Facility and Term Loan

The Company and its domestic subsidiaries are parties to a credit agreement (the “Revolver Credit Facility”) with among Wachovia Capital Financial Corporation (Central), formerly known as Congress Financial Corporation (Central), as administrative agent, and several banks and financial institutions parties. The Revolver Credit Facility is a senior revolver credit facility in the amount of up to $200,000 subject to borrowing availability (including, as a sub-facility of the Revolver Credit Facility, a $25,000 letter of credit facility). Previously, the Company and its domestic subsidiaries were parties to a credit agreement with Silver Point Finance, LLC, as administrative agent, and the several banks and financial institutions parties thereto, which provides for a $30,000 five-year senior term loan facility (the “Term Credit Facility”) agreement, but the Term Credit Facility was paid off in connection with the August 28, 2006 amendment to the Revolver Credit Facility.

Borrowings under the Revolver Credit Facility are tied to a borrowing base, which is calculated by reference to, among other things, eligible accounts receivable, eligible inventory and eligible real property and equipment. The Term Credit Facility was in the amount of $30,000. As of December 31, 2006, letters of credit in the amount of $13,472 were outstanding and $38,020 was drawn under the Revolver Credit Facility. Availability under the Revolver Credit Facility was $71,232 as of December 31, 2006.

The Company may choose to pay interest on advances under the Revolver Credit Facility at either a Eurodollar rate or a base rate plus the following applicable margin: (1) for base rate Revolver Credit Facility advances, 0.00 percent (2) for Eurodollar rate advances, 1.25 percent to 1.75 percent per annum, subject to adjustment in accordance with a pricing grid based on excess availability and (3) for letters of credit, 1.50 percent per annum. The default rate is 2.00 percent above the rate otherwise applicable. The Company also has an annual commitment fee of 0.25 percent on the unused balance of its Revolver Credit Facility and an issuance letter of credit fee equal to 2.00 percent.

The Company’s domestic subsidiaries are the primary parties to the Revolver Credit Facility. The Company has guaranteed their obligations under the Revolver Credit Facility. The collateral for the Revolver Credit Facility includes all or substantially all of the Company’s and its domestic subsidiaries’ assets, including 65 percent of the capital stock of or other equity interests in, the Company’s foreign subsidiaries.

The Company’s Revolver Credit Facility requires the Company to observe conditions, affirmative covenants and negative covenants (including financial covenants). These covenants include limitations on the Company’s ability to pay dividends, make acquisitions, dispose of assets, incur additional indebtedness, incur guarantee obligations, create liens, make investments, engage in mergers, make negative pledges, change the nature of its business or engage in certain transactions with affiliates. In addition, the Company’s subsidiaries

INTERNATIONAL WIRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are restricted from making dividends and other restricted payments (which may include payments of intercompany indebtedness) to the Company for purposes other than the payment of reasonable compensation to officers, employees and directors for services rendered to the Company’s subsidiaries in the ordinary course of business, payments by the Company’s subsidiaries for actual and necessary reasonable out-of-pocket legal and accounting, insurance, marketing, payroll and similar types of services paid for by the Company on behalf of the Company’s subsidiaries, in the ordinary course of their respective businesses or as the same may be directly attributable to the Company’s subsidiaries, for the payment of taxes by or on behalf of the Company, and the payments by the Company’s subsidiaries for the payment of fees, principal and interest on the Notes described below. As a result of the contractual restrictions on the Company’s subsidiaries to pay dividends to the Company, the restricted net assets of the Company’s consolidated subsidiaries exceeded 25% of the Company’s total consolidated net assets as of December 31, 2006. The Company must also comply with a fixed charge coverage ratio when either (1) the minimum availability under the credit facility falls below $30,000 or (2) there is a default or event of default.

The Company’s Revolver Credit Facility commitment expires on August 22, 2011.

The Company may prepay the loans or reduce the commitments under its credit facility in a minimum amount of $5,000 and additional integral amounts in multiples of $1,000 in respect of the Revolver Credit Facility. The commitments under the Revolver Credit Facility may not be reduced by more than $10,000 in any twelve-month period.

The Company must prepay the loans under the Revolver Credit Facility by the following amounts (subject to certain exceptions):

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

INTERNATIONAL WIRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company’s ability to redeem the Notes is also subject to restrictions in its Revolver Credit Facility.

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

INTERNATIONAL WIRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Scheduled Maturities of Debt

Scheduled maturities of debt at December 31, 2006 are as follows:

2007	$535
2008	—
2009	—
2010	—
2011	113,020
Thereafter	—

Total	$113,555

13.	Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS No. 109”). Under SFAS No. 109, deferred tax assets and liabilities are recognized based on temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. SFAS No. 109 requires current recognition of net deferred tax assets to the extent that it is more likely than not that such net assets will be realized. To the extent that the Company believes that its net deferred tax assets will not be realized, a valuation allowance must be recorded against those assets.

The provision/(benefit) for income taxes consists of the following:

	Successor			Predecessor
	For the Year	For the Year	October 20	January 1
	Ended	Ended	through	through
	December 31,	December 31,	December 31,	October 19,
	2006	2005	2004	2004
Current
Federal	$859	$8,542	$—	$—
State	198	1,223	—	—
Foreign	468	348	—	335

	1,525	10,113	—	335

Deferred
Federal	2,826	(9,859)	—	—
State	(109)	(433)	—	—
Foreign	159	—	—	—

	2,876	(10,292)	—	—

Income tax provision/(benefit) for continuing operations	4,401	(179)	—	335
Tax expense/(benefit) on discontinued operations	(137)	(2,407)	(34)	331

Total provision/(benefit)	$4,264	$(2,586)	$(34)	$666

INTERNATIONAL WIRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The U.S. and foreign components of income/(loss) from continuing operations before income taxes were as follows:

	Successor			Predecessor
	For the Year	For the Year	October 20	January 1
	Ended	Ended	through	through
	December 31,	December 31,	December 31,	October 19,
	2006	2005	2004	2004
Domestic	$12,472	$5,127	$400	$242,614
Foreign	1,816	1,624	(2,792)	1,785

Income/(loss) before income tax provision/(benefit)	$14,288	$6,751	$(2,392)	$244,399

Reconciliation between the statutory income tax rate and effective tax rate in dollars is summarized below:

	Successor			Predecessor
	For the Year	For the Year	October 20	January 1
	Ended	Ended	through	through
	December 31,	December 31,	December 31,	October 19,
	2006	2005	2004	2004
Federal income tax at statutory rate of 35%	$4,995	$(4,692)	$(3,779)	$83,291
State income taxes, net of federal tax benefit	404	(579)	(461)	(415)
Foreign rate differential	128	6,046	(539)	(1,378)
Disregarded entity loss deductible in U.S.	(713)	(660)	—	—
State tax credits	(525)	—	—	—
Non-deductible expenses	108	322	147	4,265
Non-deductible amortization of intangibles	—	—	—	286
Non-includable reorganization income	—	—	—	(88,813)
Change in U.S. valuation allowance	—	(3,692)	4,724	(27,799)
Reduction in available net operating loss carryforward	—	—	—	31,011
Change in effective rate on deferred income taxes	—	975	—	—
Other	(133)	(306)	(126)	218

	$4,264	$(2,586)	$(34)	$666

INTERNATIONAL WIRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of significant temporary differences representing deferred tax assets and liabilities are as follows:

	Successor
	December 31,	December 31,
	2006	2005

Deferred tax assets:
Accounts receivable reserves	$480	$1,069
Inventories	—	5,198
Accrued liabilities not yet deductible	7,721	6,655
Net operating loss carryforward	15,934	22,479
Alternative minimum tax credit carryforward	859	—
State tax credits	525	—
Postretirement benefits	88	89
Stock-based compensation	2,234	—
Other	—	115

	27,841	35,605
Valuation allowance	(1,530)	(2,493)

	26,311	33,112

Deferred tax liabilities:
Depreciation and amortization	21,549	16,377
Unremitted earnings in the Philippines	—	4,287
Inventories	1,663	—

	23,212	20,664

Net deferred tax asset	$3,099	$12,448

Net current deferred tax assets	$16,701	$20,218
Net non-current deferred liabilities	(13,602)	(7,770)

Total net deferred tax asset	$3,099	$12,448

As of December 31, 2006, the Company has federal net operating loss carryforwards of $37,900 that are available to offset future taxable income which expire in fiscal years ranging from 2023 to 2026. As a result of the reorganization, the Company underwent an ownership change within the meaning of Section 382 of the Internal Revenue Code. The Company is subject to an annual limitation of approximately $8,100 on the amount of net operating loss carryforward of the Predecessor Company of $11,300, which the Company may utilize in the U.S. Additionally, the Company has foreign net operating loss carryforwards of $4,635 and alternative minimum tax credit carryforwards of $859 which are available to further reduce income taxes over an infinite period.

A valuation allowance is required against deferred tax assets if, based on the weight of available evidence, it is more-likely-than-not that some or all of the deferred tax assets will not be realized. During 2005, the valuation allowance on the U.S. deferred tax assets was reversed since based upon the weight of available evidence, it was determined that it is more-likely-than-not the tax benefit will be realized. In accordance with SOP 90-7, the valuation allowance established in fresh-start reporting upon emergence from bankruptcy of $9,052 has offset goodwill. The remaining change in the U.S. valuation allowance established subsequent to October 20, 2004 of $3,692 was released as a tax benefit in continuing operations. Valuation allowances

INTERNATIONAL WIRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

continue to be recorded in certain foreign jurisdictions against NOL’s and other deferred tax assets since it is not more-likely-than-not the tax benefits will be realized. In 2005, the foreign valuation allowance increased by $530 to $2,493 as of December 31, 2005. Any reversal of the valuation allowance established in fresh-start reporting upon emergence from bankruptcy remaining on foreign deferred tax assets will first offset goodwill, then intangible assets and then increase additional paid-in capital in accordance with SOP 90-7.

The valuation allowance for deferred taxes was $1,530, $2,493, $14,707 and $9,983 at December 31, 2006, December 31, 2005, December 31, 2004 and October 20, 2004, respectively. The Company recorded net changes to the valuation allowance of ($963), ($12,214) and $4,724 for the years ended December 31, 2006 and 2005 and the period from October 20 through December 31, 2004, respectively.

In 2005, the Company had unremitted earnings of foreign subsidiaries that related to its operations in the Philippines, which included its operations in the Philippines. Given the Company’s plans to exit the remainder of its Insulated Wire business, these unremitted earnings were no longer considered to be permanently reinvested outside the United States and a deferred tax liability of approximately $4,300 was provided thereon as of December 31, 2005.

A debtor is not required to include gain on the discharge of debt in income if the debt discharge occurs in bankruptcy. However, IRC Section 108 requires that the debtor’s NOL, capital and credit carryovers first be reduced and then tax basis in assets be reduced. The Predecessor reduced its federal NOL carryovers by approximately $84,300 as a result of its emergence from bankruptcy.

14.	Plant Closing Charges

In December 2004, the Company began the closure of its plant in Beynost, France, which finally ceased production in March 2005, and recorded plant closing charges of $1,632 for personnel and shut-down costs in the period October 20 through December 31, 2004. In addition, there was $262 of plant closing charges from previously closed plants in Arkansas recorded by the Predecessor for the period January 1 through October 19, 2004 for facility related costs.

15.	Retirement Benefits and Stock Option Plans

The Company sponsors a defined contribution retirement plan, which provides retirement benefits for eligible employees. Company contribution expense related to the retirement plan for the years ended December 31, 2006 and December 31, 2005, the period from October 20 through December 31, 2004 and the period from January 1 through October 19, 2004 amounted to $983, $835, $181 and $893, respectively.

On May 11, 2006, the Company’s stockholders approved the 2006 Management Stock Option Plan and the 2006 Stock Option Plan for Non-Employee Directors. Under the 2006 Management Stock Option Plan, options for up to 1,300,000 shares of common stock are available for grant to the eligible members of management. All other material terms of the stock options, including without limitation, vesting and exercisability, will be determined by the Compensation Committee of the Board of Directors. On May 12, 2006, the Compensation Committee and the Board of Directors approved the issuance of 972,000 options to members of management at an exercise price of $15.00 per share, a life of 10 years, and a vesting schedule of one-third of the award to each employee at each anniversary date in May 2007 through 2009. On October 28, 2006, an additional 48,000 options were issued at an exercise price of $17.83, a life of 10 years and vesting over three years. The weighted-average estimated grant date fair value per option was $8.85 for the 972,000 options granted in May and $10.46 for the 48,000 options issued in October 2006.

On November 9, 2006, the Compensation Committee of the Board of Directors accelerated the vesting of the 861,000 management options granted May 12, 2006 such that two-thirds of the options granted vested immediately and one-third of the options granted vest on October 20, 2007. Accordingly, additional stock-

INTERNATIONAL WIRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based compensation expense of approximately $3,632 ($2,506, net of tax) was recorded in the fourth quarter of 2006.

Under the 2006 Stock Option Plan for Non-Employee Directors, options for up to 300,000 shares of common stock are available for grant to non-employee directors. The options will be granted at no less than 100% of the fair market value of the Company’s stock on the date of the grant and have a life of no longer than 10 years. On May 19, 2006, stock option awards of 69,300 were granted to current non-employee directors at an exercise price of $15.00 per share with a 10-year life and a vesting schedule of one-third on the date of grant, one-third on October 20, 2006 and the remaining one-third on October 20, 2007. The weighted-average estimated grant date fair value of these options was $8.85 per option.

On August 1, 2005, William Lane Pennington, Vice-Chairman of the Board of Directors, was granted an option to purchase 25,000 shares at an exercise price of $11.00 per share. The estimated grant date fair value of these options was $6.38. One-third of the shares underlying the option became exercisable on August 1, 2005, the second-third became exercisable on August 1, 2006, and the remaining third becomes exercisable on August 1, 2007. The option expires on August 1, 2015.

Information regarding the Company’s stock options is summarized below:

			Weighted-
		Weighted-	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise Price	Term in Years	Value

Outstanding at January 1, 2006	25,000	$11.00
Granted	1,089,300	$15.12

Outstanding at December 31, 2006	1,114,300	$15.03	9.3	$2,248

Vested or expected to vest at December 31, 2006	1,058,585	$15.03	9.3	$2,136

Exercisable at December 31, 2006	636,867	$14.90	9.3	$1,372

At December 31, 2006, there were options available for grants to purchase 280,000 shares of Common Stock under the 2006 Management Stock Option Plan and 230,700 shares under the 2006 Stock Option Plan for Non-Employee Directors.

Details regarding options to purchase common stock outstanding as of December 31, 2006 are as follows:

		Remaining
Number of Options	Weighted-Average	Contractual	Options
Outstanding	Exercise Prices	Life in Years	Exercisable

25,000	$11.00	0.6	16,667
1,041,300	$15.00	0.8	620,200
48,000	$17.83	2.8	—

1,114,300			636,867

The Predecessor and its parent had stock option plans. All outstanding options totaling 7,460,098 under the plans were terminated in bankruptcy in 2004. There were no other option transactions in 2004.

INTERNATIONAL WIRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Commitments and Contingencies

The Company leases certain property, transportation vehicles and other equipment under operating leases. Total rental expense under operating leases was $4,427, $3,939, $2,719 and $4,209 for the years ended December 31, 2006 and December 31, 2005, for the period from October 20 through December 31, 2004 and for the period from January 1 through October 19, 2004, respectively. Future minimum lease payments under operating leases for the years ended December 31 are:

2007	$1,750
2008	1,552
2009	1,300
2010	1,131
2011	806
Thereafter	579

Total	$7,118

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

Under fresh-start reporting, the liability under this plan was considered to be liquidated as a result of the funding policy adopted June 30, 2003. The effect of this negative plan amendment is recognized by reducing prior service cost ratably over the estimated remaining life of the participants. The life insurance benefits were not changed. The Company funds the plan as claims or insurance premiums are incurred. The plan can be amended or terminated at any time by the Company. Net postretirement benefit (income)/expense included the following components:

Predecessor
January 1
through
October 19,
2004

Interest cost	$7
Amortization of prior service cost	(525)
Amortization of unrecognized net loss	37

Net periodic postretirement income	$(481)

INTERNATIONAL WIRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The change in the projected postretirement benefit obligation was as follows:

Successor
December 31,
2004

Beginning benefit obligation balance	$154
Interest cost	7
Plan participants contribution	254
Benefits paid	(304)
Fresh-start reporting adjustment	(111)

Ending benefit obligation balance	$—

The discount rate used in determining the accumulated postretirement benefit obligation was 6 percent for the period from January 1 through October 19, 2004. The assumed health-care cost trend rate used in measuring the accumulated postretirement benefit obligation was 12 percent, decreasing gradually to 5 percent in year 2008 and thereafter.

The Company is subject to legal proceedings and claims that arise in the normal course of business. In the opinion of management, the ultimate liabilities with respect to these actions will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows. See Note 18 to the Company’s consolidated financial statements included herein.

17.	Business Segment Information

At December 31, 2005, the Company had three reportable segments: Bare Wire, Engineered Wire Products — Europe, and Insulated Wire. As a result of the HPC acquisition on March 31, 2006 (Note 5) and the discontinued operations of the Insulated Wire business (See Note 10), at December 31, 2006 the Company’s three reportable segments are Bare Wire, Engineered Wire Products-Europe, and High Performance Conductors. These segments are strategic business units organized around three product categories that follow management’s internal organization structure. The Company evaluates segment performance based on segment operating income.

The Bare Wire segment manufactures bare and tin-plated copper wire products (or conductors) used to transmit digital, video and audio signals or conduct electricity and sells to insulated wire manufacturers and various industrial original equipment manufacturers (“OEM’s”) for use in computer and data communications products, general industrial, energy, appliances, automobiles, and other applications. The bare wire segment is in the primary business of copper fabrication. The Company may provide such copper to its customers or use their copper in the fabrication process. While the Company bills its customers for copper it provides, it does not distinguish in its records these customer types and it is therefore not practical to provide such disclosure.

The Engineered Wire Products — Europe segment manufactures and engineers connections and bare copper wire products (or conductors) to conduct electricity either for power or for grounding purposes and are sold to a diverse customer base of various OEM’s for use in electrical appliances, power supply, aircraft and railway, and automotive.

The High Performance Conductors segment, which resulted from the Company’s acquisition described in Note 5, manufactures specialty high performance conductors which include tin, nickel and silver plated copper and copper alloy conductors including high and low temperature standard and customized conductors as well as specialty film, insulated conductors and miniature tubing products.

INTERNATIONAL WIRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information for the Company’s reportable segments from continuing operations is as follows:

		Engineered
		Wire	High
		Products-	Performance
	BareWire	Europe	Conductors	Corporate	Elimination	Total

Net sales
For the year ended December 31, 2006	$611,356	$55,151	$82,980	$—	$(562)	$748,925
For the year ended December 31, 2005	391,795	38,845	—	—	(5,911)	424,729
For the period October 20 through December 31, 2004	62,850	7,039	—	—	(1,550)	68,339
For the period January 1 through October 19, 2004	246,201	30,584	—	—	(5,485)	271,300
Operating income/(loss)
For the year ended December 31, 2006	23,634	3,592	7,583	(5,975)	—	28,834
For the year ended December 31, 2005	20,158	1,378	—	(2,704)	—	18,832
For the period October 20 through December 31, 2004	2,761	(2,812)	—	—	—	(51)
For the period January 1 through October 19, 2004	18,161	1,785	—	(3,188)	—	16,758
Income from continuing operations before income tax provision
For the year ended December 31, 2006	23,658	3,592	7,583	(20,545)	—	14,288
For the year ended December 31, 2005	20,158	1,378	—	(14,785)	—	6,751
For the period October 20 through December 31, 2004	2,761	(2,812)	—	(2,341)	—	(2,392)
For the period January 1 through October 19, 2004	18,161	1,785	—	224,453	—	244,399
Goodwill
As of December 31, 2006	62,148	—	—	—	—	62,148
As of December 31, 2005	62,307	—	—	—	—	62,307
Total Assets
As of December 31, 2006	247,778	40,115	62,863	32,161	(7,352)	375,565
As of December 31, 2005	246,217	36,529	—	90,541 (a)	(4,601)	368,686
Capital Expenditures
For the year ended December 31, 2006	9,406	1,057	1,375	1	—	11,839
For the year ended December 31, 2005	4,282	69	—	—	—	4,351
For the period October 20 through December 31, 2004	1,627	216	—	10	—	1,853
For the period January 1 through October 19, 2004	4,610	140	—	55	—	4,805
Depreciation and Amortization
For the year ended December 31, 2006	11,314	903	1,776	9	—	14,002
For the year ended December 31, 2005	10,346	841	—	45	—	11,232
For the period October 20 through December 31, 2004	2,596	165	—	18	—	2,779
For the period January 1 through October 19, 2004	9,137	862	—	206	—	10,205

(a)	Includes assets of the Insulated Wire business of $67,075.

INTERNATIONAL WIRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents sales from continuing operations by period and by geographic region based on the country or region in which the legal subsidiary is domiciled.

	Successor			Predecessor
	For the Year	For the Year	October 20	January 1
	Ended	Ended	through	through
	December 31,	December 31,	December 31,	October 19,
	2006	2005	2004	2004
United States	$687,672	$385,884	$61,300	$240,716
Europe	61,253	38,845	7,039	30,584
	—	—	—	—

Total	$748,925	$424,729	$68,339	$271,300

The following table presents property, plant and equipment by geographic region based on the location of the asset:

	December 31,	December 31,
	2006	2005

United States	$94,568	$64,693
Europe	9,321	7,916
Mexico	—	5,118
Philippines	—	7,713

Total	$103,889	$85,440

18.	Litigation

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

In connection with the Wire Harness Sale, the Company agreed to indemnify Viasystems for certain claims and litigation including any claims related to the claims for water inlet hoses. The Company’s policy is

INTERNATIONAL WIRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to record the probable and reasonably estimable loss related to the product liability claims. Over time, the level of claims, insurance coverage and settlements has varied. Accordingly, the Company has revised its estimated liability outstanding, or balance sheet reserve, based on actual claims reported and costs incurred and its estimate of claims and cost incurred but not reported. The Company has reached global settlements with various claimants related to such claims which are also considered in determining the balance sheet reserve. There are no recoveries from third parties considered in the balance sheet reserve. The following table summarizes the number of uninsured claims received, resolved and pending as of and for the periods ending December 31, 2006, 2005, 2004 and October 19, 2004 (in thousands except number of claims):

		Value of
	No. of	Alleged
	Claims	Damages

As of December 31, 2003 (Predecessor)	1,693	$15,725
For the period January 1, 2004 through October 19, 2004 (Predecessor)
New uninsured claims	523	5,896
Resolved uninsured claims	(1,870)	(18,181)

As of October 19, 2004 (Predecessor)	346	3,440
For the period October 20, 2004 through December 31, 2004 (Successor)
New uninsured claims	42	516

As of December 31, 2004 (Successor)	388	3,956
For the year ended December 31, 2005 (Successor)
New uninsured claims	1,526	15,158
Resolved uninsured claims	(1,604)	(15,503)

As of December 31, 2005 (Successor)	310	3,611
For the year ended December 31, 2006 (Successor)
New uninsured claims	668	6,956
Resolved uninsured claims	(681)	(6,386)

As of December 31, 2006 (Successor)	297	$4,181

For the periods prior to April 1, 2002, the Company’s product liability coverage is in excess of the insured claims outstanding. As of December 31, 2006 the total of such claims was less than $1,000 with an estimated liability related to these claims of less than $250 During 2006, new additional insured claims of approximately $100 were brought and the insurance providers settled them at no expense to the Company. In 2005, new additional insured claims of approximately $200 were brought and the insurance providers settled approximately $1,100 of claims at no expense to the Company. During 2004, new additional insured claims of approximately $5,000 were brought and settled by the insurance providers before year end and at no expense to the Company. As of December 31, 2006, the Company had $75,000 of remaining insurance coverage under its excess umbrella policies for each of the insured years prior to April 1, 2002.

INTERNATIONAL WIRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the periods ended December 31, 2006, December 31, 2005, December 31, 2004 and October 19, 2004, the aggregate settlement costs, cost of administering and litigating and average cost per resolved claim were as follows:

	Successor			Predecessor
	For the Year	For the Year	October 20	January 1
	Ended	Ended	through	through
	December 31,	December 31,	December 31,	October 19,
	2006	2005	2004	2004
Aggregate settlement costs	$482	$340	$—	$3,294
Cost of administering and litigating	$215	$360	$5	$392
Average cost per resolved claim	$1	$—	$—	$1

The Company had a reserve of $1,250 and $1,566 as of December 31, 2006 and December 31, 2005, respectively, related to the estimated future payments to be made to the claimants in the settlement of the remaining incurred claims and claims incurred but not reported. The majority of payments are expected to be made over approximately the next three years. Due to the uncertainties associated with these product claims, such as greater than expected amount of unreported claims and amounts to be paid under reached global settlements, the future cost of final settlement of these claims may differ from the liability currently accrued. However, in the Company’s opinion, the impact of final settlement of these claims on future consolidated financial statements should not be material.

The Company is a party to various legal proceedings and administrative actions, all of which are of an ordinary or routine nature incidental to the operations of the Company. The Company does not believe that such proceedings and actions would materially affect the Company.

19.	Quarterly Financial Information (unaudited)

Selected unaudited quarterly financial data for the years ended December 31, 2006 and 2005 are as follows:

	2006
	4th Qtr.		3rd Qtr.	2nd Qtr.	1st Qtr.
	(In thousands, except share data)

Net sales	$183,913		$206,372	$214,077	$144,563
Operating income	4,443	(a)	8,439	8,892	7,060
Income/(loss) from continuing operations (b)	615		3,651	3,138	2,483
Income/(loss) from discontinued operations	323		294	126	(622)
Net income/(loss)	938		3,945	3,264	1,861
Earnings/(loss) per share
Basic and diluted	$0.09		$0.39	$0.33	$0.19

INTERNATIONAL WIRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2005
	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
	(In thousands, except share data)

Net sales	$118,871	$107,569	$102,261	$96,028
Operating income	3,935	5,938	3,392	5,567
Income/(loss) from continuing operations	4,020	1,593	(202)	1,519
Income/loss from discontinued operations	(5,043)	(5,241)	(5,485)	(1,980)
Net income/(loss)	(1,023)	(3,648)	(5,687)	(461)
Earnings/(loss) per share
Basic and diluted	$(0.10)	$(0.36)	$(0.57)	$(0.05)

(a)	Includes $4,587 of LIFO liquidation effect.

(b)	Includes $4,404, $1,018, $544 and $0 of stock-based compensation expense.

Item 9.	Changes in and Disagreement with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

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

We filed with our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2007, a summary of the International Wire Group, Inc. Key Management Incentive Plan.

Changes In Internal Control Over Financial Reporting

Except as otherwise discussed above, we made no changes in our internal control over financial reporting that occurred in the fourth quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

A list of our executive officers and biographical information appears in Part  I, Item 1 of this report. Information about our Directors may be found under the caption “Our Management” of our Proxy Statement for the 2007 Annual Meeting of Shareholders (the “Proxy Statement”). That information is incorporated herein by reference.

The information in the Proxy Statement set forth under the captions “Section 16(a) Beneficial Ownership Reporting Compliance” and “Information about the Board and its Committees — Committees of the Board of Directors” is incorporated herein by reference.

We have adopted the Code of Business Conduct, a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer and other salaried employees. The code of ethics is publicly available on our website at http://itwg.client.shareholder.com/conduct.cfm. If we make any substantive amendments to the code of ethics or grant any waiver from a provision of the code to our Chief Executive Officer and Chief Financial Officer, we will disclose the nature of such amendment or waiver on that website or in a report on Form 8-K. In addition, we will make available, free of charge upon request, a copy of our Code of Business Conduct. For a copy of this code, please contact Glenn Holler, International Wire Group, Inc., 11116 South Towne Square, Suite 101, St. Louis, Missouri 63123.

Item 11.	Executive Compensation

The information in the Proxy Statement set forth under the captions “Executive Compensation” and “Information About the Board and its Committees — Compensation Committee Interlocks and Insider Participation in Compensation Decisions” is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information in the Proxy Statement set forth under the caption “Security Ownership of Certain Beneficial Ownership” is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information set forth under the captions “Certain Relationships and Related Person Transactions”, “Proposal 1: Election of Directors” and “Information about the Board and its Committees — Committees of the Board of Directors” of the Proxy Statement is incorporated herein by reference.

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

(a)

1. See Index to Financial Statements and Financial Schedules in “Item 8. Financial Statements and Supplementary Data” on page 42 of this report.

2.

FINANCIAL STATEMENT SCHEDULE
INTERNATIONAL WIRE GROUP, INC. (Successor)
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

					Collection of
	Balance at				Previously
Allowance for Doubtful Accounts — Deducted	Beginning	Acquisition			Written	Balance at
from Accounts Receivables in the Balance Sheet	of Period	of HPC	Provision	Write-Offs	off Accounts	End of Period

Year ended December 31, 2006	$3,036	$104	$1,024	$(2,426)	$—	$1,738
Year ended December 31, 2005	$4,060	$—	$417	$(1,441)	$—	$3,036
Period October 20 through December 31, 2004	$4,169	$—	$83	$(192)	$—	$4,060

FINANCIAL STATEMENT SCHEDULE
INTERNATIONAL WIRE GROUP, INC. (Predecessor)
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Collection of
	Balance at			Previously
Allowance for Doubtful Accounts — Deducted	Beginning of			Written	Balance at
from Accounts Receivables in the Balance Sheet	Period	Provision	Write-Offs	off Accounts	End of Period

Period January 1 through October 19, 2004	$4,899	$242	$(972)	$—	$4,169

3.	Exhibits:

Exhibit
No.	Exhibit Description

2.1	Second Amended and Restated Joint Plan of Reorganization of International Wire Group, Inc., et. al., under Chapter 11 of the Bankruptcy Code, dated June 24, 2004 (filed as Exhibit T3E-2 to the Company’s Application for Qualification of Trust Indentures on Form T3 filed on July 29, 2004 and incorporated herein by reference).
2.2	Stock Purchase Agreement, dated March 4, 2006, between Phelps Dodge Corporation, a New York corporation, and International Wire Group, Inc., a Delaware corporation (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed March 7, 2006 and incorporated herein by reference).
2.3	Amendment No. 1 to Stock Purchase Agreement, dated March 31, 2006, between Phelps Dodge Corporation, a New York corporation, and International Wire Group, Inc., a Delaware corporation (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed April 4, 2006 and incorporated herein by reference).
3.1	Amended and Restated Certificate of Incorporation of International Wire Group, Inc. (filed as Exhibit 3.1 to the Company’s Registration Statement Form S-1 filed November 24, 2004 and incorporated herein by reference).
3.2	Amended and Restated Bylaws of International Wire Group, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed February 28, 2007 and incorporated herein by reference).
4.1	Indenture, dated as of October 20, 2004, among International Wire Group, Inc., the guarantors party thereto, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.1 to the Company’s Registration Statement Form S-1 filed November 24, 2004 and incorporated herein by reference).
4.2	Form of 10% Secured Senior Subordinated Note due 2011 (filed as Exhibit A to the Indenture filed as Exhibit 4.1 to the Company’s Registration Statement Form S-1 filed November 24, 2004 and incorporated herein by reference).
10.1	Loan and Security Agreement, dated as of October 20, 2004, among the borrowers and guarantors specified therein, the several lenders from time to time parties thereto and Congress Financial Corporation (Central), as agent (filed as Exhibit 10.1 to the Company’s Registration Statement Form S-1 filed November 24, 2004 and incorporated herein by reference).
10.2	Loan and Security Agreement, dated as of October 20, 2004, among the borrowers and guarantors specified therein, the several lenders from time to time parties thereto and Silver Point Finance, LLC, as agent (filed as Exhibit 10.2 to the Company’s Registration Statement Form S-1 filed November 24, 2004, and incorporated herein by reference).
10.3	Collateral Agreement, dated as of October 20, 2004, among International Wire Group, Inc., the subsidiaries of International Wire Group, Inc. identified therein, and BNY Midwest Trust Company, as collateral agent (filed as Exhibit 10.3 to the Company’s Registration Statement Form S-1 filed November 24, 2004, and incorporated herein by reference).
10.4	Intercreditor Agreement, dated as of October 20, 2004, among Congress Financial Corporation (Central), as working capital loan and security agreement agent, Silver Point Finance, LLC, as term loan agreement agent, and BNY Midwest Trust Company, as trustee (filed as Exhibit 10.4 to the Company’s Registration Statement Form S-1 filed November 24, 2004, and incorporated herein by reference).
10.5	Intercreditor Agreement, dated October 20, 2004, by and between Congress Financial Corporation (Central), in its capacity as agent pursuant to the working capital loan and security agreement for the lenders who are party from time to time thereto, and Silver Point Finance, LLC, in its capacity as collateral agent pursuant to the term loan agreement (filed as Exhibit 10.5 to the Company’s Registration Statement Form S-1 filed November 24, 2004, and incorporated herein by reference).
10.6	International Wire Group, Inc. 2004 Stock Option Plan (filed as Exhibit 10.6 to the Company’s Registration Statement Form S-1 filed November 24, 2004, and incorporated herein by reference).*
10.7	Amended and Restated Registration Rights Agreement, dated as of November 24, 2004, among International Wire Group, Inc. and the holders specified therein (filed as Exhibit 10.7 to the Company’s Registration Statement Form S-1 filed November 24, 2004, and incorporated herein by reference).

Exhibit
No.	Exhibit Description

10.8	Amended and Restated Employment Agreement, dated September 15, 2003, by and among International Wire Holding Company, International Wire Group, Inc., the other subsidiary parties thereto, and Joseph M. Fiamingo (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 14, 2003, and incorporated herein by reference).*
10.9	Second Amended and Restated Employment Agreement, dated June 30, 2005, between International Wire Group, Inc., the other subsidiary parties thereto, and Glenn J. Holler (filed as Exhibit 10.10 to the Company’s Registration Statement Form S-1 filed July 21, 2005 and incorporated herein by reference).*
10.10	Amended and Restated Employment Agreement, dated March 14, 1995, between Omega Wire, Inc. and Rodney D. Kent (filed with the Company’s Registration Statement Form S-1 filed September 29, 1995, and incorporated herein by reference).*
10.11	Supply Contract, dated January 1, 2003, between Viasystems, Inc. and International Wire Group, Inc. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed November 14, 2003, and incorporated herein by reference).
10.12	First Amendment to Supply Contract, dated February 1, 2004, between Viasystems, Inc. and International Wire Group, Inc. (filed as Exhibit 10.13 to the Company’s Registration Statement Form S-1 filed May 10, 2005, and incorporated herein by reference).+
10.13	Letter Agreement regarding supply agreement, dated June 9, 2004, between Viasystems, Inc. and International Wire Group, Inc. (filed as Exhibit 10.14 to the Company’s Registration Statement Form S-1 filed May 10, 2005, and incorporated herein by reference).+
10.14	International Wire Group, Inc. Key Employee Retention Plan (filed as Exhibit 10.13 to the Company’s Registration Statement Form S-1 filed November 24, 2004, and incorporated herein by reference).*
10.15	International Wire Group, Inc. Insulated Wire Division Retention Plan (filed as Exhibit 10.16 to the Company’s Registration Statement Form S-1 filed May 10, 2005, and incorporated herein by reference).*
10.16	Monitoring and Oversight Agreement, dated June 12, 1995, among International Wire Holding Company, International Wire Group, Inc. and Hicks, Muse & Co. Partners, L.P (filed as Exhibit 10.16 to the Company’s Registration Statement Form S-1 filed September 29, 1995, and incorporated herein by reference).
10.17	Consulting Agreement, dated November 15, 2004, between International Wire Group, Inc. and Whiterock Affiliates LLC (filed as Exhibit 10.18 to the Company’s Registration Statement Form S-1 filed May 10, 2005, and incorporated herein by reference).*
10.18	Compensation for William Lane Pennington (filed as Exhibit 10.19 to the Company’s Registration Statement Form S-1 filed May 10, 2005, and incorporated herein by reference).*
10.19	Nonqualified Stock Option Agreement, dated August 1, 2005, between International Wire Group, Inc. and William Lane Pennington (filed with the Company’s Registration Statement Form S-1 filed August 2, 2005, and incorporated herein by reference).*
10.20	Form of Indemnification Agreement (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on September 14, 2005, and incorporated herein by reference).
10.21	Asset Purchase Agreement, dated November 30, 2005, among International Wire Group, Inc., a Delaware corporation, Wire Technologies, Inc., an Indiana corporation, and Copperfield, LLC., a Minnesota limited liability company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 5, 2005, and incorporated herein by reference).
10.22	Amendment No. 1 to Loan and Security Agreement, dated as of March 31, 2006, among the borrowers and guarantors specified therein, the several lenders from time to time parties thereto and Wachovia Capital Finance Corporation (Central), formerly known as Congress Financial Corporation (Central) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 4, 2006, and incorporated herein by reference).

Exhibit
No.	Exhibit Description

10.23	Amendment No. 1 to Loan and Security Agreement, dated as of March 31, 2006, among the borrowers and guarantors specified therein, the several lenders from time to time parties thereto and Silver Point Finance, LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 4, 2006, and incorporated herein by reference).
10.24	Amendment No. 1 to Intercreditor Agreement, dated as of March 31, 2006, by and between Wachovia Financial Corporation (Central), in its capacity as agent pursuant to the working capital loan and security agreement for the lenders who are party from time to time thereto, and Silver Point Finance, LLC, in its capacity as collateral agent pursuant to the term loan agreement (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 4, 2006, and incorporated herein by reference).
10.25	Supplement No. 1 to the Indenture, dated as of March 31, 2006, among International Wire Group, Inc., the guarantors party thereto, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed April 4, 2006, and incorporated herein by reference).
10.26	Supplement No. 1 to the Collateral Agreement, dated as of March 31, 2006, among International Wire Group, Inc., the subsidiaries of International Wire Group, Inc. identified therein, and BNY Midwest Trust Company, as collateral agent (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed April 4, 2006, and incorporated herein by reference).
10.27	Letter agreement, dated April 4, 2006, between International Wire Group, Inc. and William Lane Pennington (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed April 4, 2006, and incorporated herein by reference).*
10.28	International Wire Group, Inc. 2006 Management Stock Option Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 17, 2006, and incorporated herein by reference).*
10.29	International Wire Group, Inc. 2006 Stock Option Plan for Nonemployee Directors (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 17, 2006, and incorporated herein by reference).*
10.30	Amendment Number 1 to International Wire Group, Inc. 2006 Stock Option Plan for Nonemployee Directors (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 17, 2006, and incorporated herein by reference).*
10.31	Letter agreement regarding Amended and Restated Registration Rights Agreement, dated June 14, 2006, among International Wire Group, Inc., GSCP (NJ), Inc., Special Value Absolute Return Fund, LLC and Special Value Opportunities Fund, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 19, 2006, and incorporated herein by reference).
10.32	Amendment No. 2 Loan and Security Agreement, dated as of June 28, 2006, by and among International Wire Group, Inc., its domestic subsidiaries, the parties to the Loan Agreement as lenders and Wachovia Capital Finance Corporation (Central), formerly known as Congress Financial Corporation (Central) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 5, 2006, and incorporated herein by reference).
10.33	Amendment No. 2 Loan and Security Agreement, dated as of June 28, 2006, by and among International Wire Group, Inc., its domestic subsidiaries, the parties to the Loan Agreement as lenders and Silver Point Finance LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 5, 2006, and incorporated herein by reference).
10.34	Amendment No. 2 to Intercreditor Agreement, dated as of June 28, 2006, by and between Wachovia Capital Finance Corporation (Central), formerly known as Congress Financial Corporation (Central), in its capacity as agent for the lenders who are party from time to time and Silver Point Finance LLC, in its capacity as collateral agent for the lenders who are party from time to time (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 5, 2006, and incorporated herein by reference).

Exhibit
No.	Exhibit Description

10.35	Amendment No. 3 to Loan and Security Agreement, dated as of August 22, 2006, by and among International Wire Group, Inc., its domestic subsidiaries, the parties to the Loan Agreement and Security as lenders and Wachovia Capital Finance Corporation (Central), formerly known as Congress Financial Corporation (Central) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 28, 2006, and incorporated herein by reference).
10.36	International Wire Group Inc. Key Management Incentive Plan Summary (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed April 30, 2007, and incorporated herein by reference).*
10.37	Termination of Intercreditor Agreement, dated as of August 23, 2006, by and between Wachovia Capital Finance Corporation (Central), formerly known as Congress Financial Corporation (Central), in its capacity as agent for the lenders who are party from time to time, and Silver Point Finance LLC, in its capacity as collateral agent for the lenders who are party from time to time (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed April 30, 2007, and incorporated herein by reference).
10.38	Amended Form of Stock Agreement (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed November 14, 2006, and incorporated herein by reference).*
10.39	Letter agreement, dated March 26, 2007, between International Wire Group, Inc. and William Lane Pennington (filed herewith).*
21.1	Subsidiaries of International Wire Group, Inc. (filed herewith).
31.1	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).
31.2	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).
32.1	Certification of Principal Executive Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Principal Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Indicates a management contract or compensatory plan or arrangement.

+	Portions of this exhibit have been omitted pursuant to the Commission’s grant of a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K for the fiscal year ended December 31, 2006 to be signed on its behalf by the undersigned, thereunto duly authorized as of April 30, 2007.

International Wire Group, Inc.

By:	/s/ Rodney D. Kent
Rodney D. Kent
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and as of April 30, 2007.

Signature	Capacity

/s/ Rodney D. Kent Rodney D. Kent	Chief Executive Officer and Director

/s/ Glenn J. Holler Glenn J. Holler	Senior Vice President, Chief Financial Officer (Principal Accounting Officer) and Secretary

/s/ Mark Holdsworth Mark Holdsworth	Chairman of the Board

/s/ William Lane Pennington William Lane Pennington	Vice Chairman of the Board

/s/ Peter Blum Peter Blum	Director

/s/ David M. Gilchrist, Jr. David M. Gilchrist, Jr.	Director

/s/ David H. Robbins David H. Robbins	Director

/s/ Lowell W. Robinson Lowell W. Robinson	Director

/s/ John T. Walsh John T. Walsh	Director

EXHIBIT INDEX

Exhibit
No.	Exhibit Description

2.1	Second Amended and Restated Joint Plan of Reorganization of International Wire Group, Inc., et. al., under Chapter 11 of the Bankruptcy Code, dated June 24, 2004 (filed as Exhibit T3E-2 to the Company’s Application for Qualification of Trust Indentures on Form T3 filed on July 29, 2004 and incorporated herein by reference).
2.2	Stock Purchase Agreement, dated March 4, 2006, between Phelps Dodge Corporation, a New York corporation, and International Wire Group, Inc., a Delaware corporation (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed March 7, 2006 and incorporated herein by reference).
2.3	Amendment No. 1 to Stock Purchase Agreement, dated March 31, 2006, between Phelps Dodge Corporation, a New York corporation, and International Wire Group, Inc., a Delaware corporation (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed April 4, 2006 and incorporated herein by reference).
3.1	Amended and Restated Certificate of Incorporation of International Wire Group, Inc. (filed as Exhibit 3.1 to the Company’s Registration Statement Form S-1 filed November 24, 2004 and incorporated herein by reference).
3.2	Amended and Restated Bylaws of International Wire Group, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed February 28, 2007 and incorporated herein by reference).
4.1	Indenture, dated as of October 20, 2004, among International Wire Group, Inc., the guarantors party thereto, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.1 to the Company’s Registration Statement Form S-1 filed November 24, 2004 and incorporated herein by reference).
4.2	Form of 10% Secured Senior Subordinated Note due 2011 (filed as Exhibit A to the Indenture filed as Exhibit 4.1 to the Company’s Registration Statement Form S-1 filed November 24, 2004 and incorporated herein by reference).
10.1	Loan and Security Agreement, dated as of October 20, 2004, among the borrowers and guarantors specified therein, the several lenders from time to time parties thereto and Congress Financial Corporation (Central), as agent (filed as Exhibit 10.1 to the Company’s Registration Statement Form S-1 filed November 24, 2004 and incorporated herein by reference).
10.2	Loan and Security Agreement, dated as of October 20, 2004, among the borrowers and guarantors specified therein, the several lenders from time to time parties thereto and Silver Point Finance, LLC, as agent (filed as Exhibit 10.2 to the Company’s Registration Statement Form S-1 filed November 24, 2004, and incorporated herein by reference).
10.3	Collateral Agreement, dated as of October 20, 2004, among International Wire Group, Inc., the subsidiaries of International Wire Group, Inc. identified therein, and BNY Midwest Trust Company, as collateral agent (filed as Exhibit 10.3 to the Company’s Registration Statement Form S-1 filed November 24, 2004, and incorporated herein by reference).
10.4	Intercreditor Agreement, dated as of October 20, 2004, among Congress Financial Corporation (Central), as working capital loan and security agreement agent, Silver Point Finance, LLC, as term loan agreement agent, and BNY Midwest Trust Company, as trustee (filed as Exhibit 10.4 to the Company’s Registration Statement Form S-1 filed November 24, 2004, and incorporated herein by reference).
10.5	Intercreditor Agreement, dated October 20, 2004, by and between Congress Financial Corporation (Central), in its capacity as agent pursuant to the working capital loan and security agreement for the lenders who are party from time to time thereto, and Silver Point Finance, LLC, in its capacity as collateral agent pursuant to the term loan agreement (filed as Exhibit 10.5 to the Company’s Registration Statement Form S-1 filed November 24, 2004, and incorporated herein by reference).
10.6	International Wire Group, Inc. 2004 Stock Option Plan (filed as Exhibit 10.6 to the Company’s Registration Statement Form S-1 filed November 24, 2004, and incorporated herein by reference).*
10.7	Amended and Restated Registration Rights Agreement, dated as of November 24, 2004, among International Wire Group, Inc. and the holders specified therein (filed as Exhibit 10.7 to the Company’s Registration Statement Form S-1 filed November 24, 2004, and incorporated herein by reference).

Exhibit
No.	Exhibit Description

10.8	Amended and Restated Employment Agreement, dated September 15, 2003, by and among International Wire Holding Company, International Wire Group, Inc., the other subsidiary parties thereto, and Joseph M. Fiamingo (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 14, 2003, and incorporated herein by reference).*
10.9	Second Amended and Restated Employment Agreement, dated June 30, 2005, between International Wire Group, Inc., the other subsidiary parties thereto, and Glenn J. Holler (filed as Exhibit 10.10 to the Company’s Registration Statement Form S-1 filed July 21, 2005 and incorporated herein by reference).*
10.10	Amended and Restated Employment Agreement, dated March 14, 1995, between Omega Wire, Inc. and Rodney D. Kent (filed with the Company’s Registration Statement Form S-1 filed September 29, 1995, and incorporated herein by reference).*
10.11	Supply Contract, dated January 1, 2003, between Viasystems, Inc. and International Wire Group, Inc. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed November 14, 2003, and incorporated herein by reference).
10.12	First Amendment to Supply Contract, dated February 1, 2004, between Viasystems, Inc. and International Wire Group, Inc. (filed as Exhibit 10.13 to the Company’s Registration Statement Form S-1 filed May 10, 2005, and incorporated herein by reference).+
10.13	Letter Agreement regarding supply agreement, dated June 9, 2004, between Viasystems, Inc. and International Wire Group, Inc. (filed as Exhibit 10.14 to the Company’s Registration Statement Form S-1 filed May 10, 2005, and incorporated herein by reference).+
10.14	International Wire Group, Inc. Key Employee Retention Plan (filed as Exhibit 10.13 to the Company’s Registration Statement Form S-1 filed November 24, 2004, and incorporated herein by reference).*
10.15	International Wire Group, Inc. Insulated Wire Division Retention Plan (filed as Exhibit 10.16 to the Company’s Registration Statement Form S-1 filed May 10, 2005, and incorporated herein by reference).*
10.16	Monitoring and Oversight Agreement, dated June 12, 1995, among International Wire Holding Company, International Wire Group, Inc. and Hicks, Muse & Co. Partners, L.P (filed as Exhibit 10.16 to the Company’s Registration Statement Form S-1 filed September 29, 1995, and incorporated herein by reference).
10.17	Consulting Agreement, dated November 15, 2004, between International Wire Group, Inc. and Whiterock Affiliates LLC (filed as Exhibit 10.18 to the Company’s Registration Statement Form S-1 filed May 10, 2005, and incorporated herein by reference).*
10.18	Compensation for William Lane Pennington (filed as Exhibit 10.19 to the Company’s Registration Statement Form S-1 filed May 10, 2005, and incorporated herein by reference).*
10.19	Nonqualified Stock Option Agreement, dated August 1, 2005, between International Wire Group, Inc. and William Lane Pennington (filed with the Company’s Registration Statement Form S-1 filed August 2, 2005, and incorporated herein by reference).*
10.20	Form of Indemnification Agreement (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on September 14, 2005, and incorporated herein by reference).
10.21	Asset Purchase Agreement, dated November 30, 2005, among International Wire Group, Inc., a Delaware corporation, Wire Technologies, Inc., an Indiana corporation, and Copperfield, LLC., a Minnesota limited liability company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 5, 2005, and incorporated herein by reference).
10.22	Amendment No. 1 to Loan and Security Agreement, dated as of March 31, 2006, among the borrowers and guarantors specified therein, the several lenders from time to time parties thereto and Wachovia Capital Finance Corporation (Central), formerly known as Congress Financial Corporation (Central) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 4, 2006, and incorporated herein by reference).
10.23	Amendment No. 1 to Loan and Security Agreement, dated as of March 31, 2006, among the borrowers and guarantors specified therein, the several lenders from time to time parties thereto and Silver Point Finance, LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 4, 2006, and incorporated herein by reference).

Exhibit
No.	Exhibit Description

10.24	Amendment No. 1 to Intercreditor Agreement, dated as of March 31, 2006, by and between Wachovia Financial Corporation (Central), in its capacity as agent pursuant to the working capital loan and security agreement for the lenders who are party from time to time thereto, and Silver Point Finance, LLC, in its capacity as collateral agent pursuant to the term loan agreement (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 4, 2006, and incorporated herein by reference).
10.25	Supplement No. 1 to the Indenture, dated as of March 31, 2006, among International Wire Group, Inc., the guarantors party thereto, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed April 4, 2006, and incorporated herein by reference).
10.26	Supplement No. 1 to the Collateral Agreement, dated as of March 31, 2006, among International Wire Group, Inc., the subsidiaries of International Wire Group, Inc. identified therein, and BNY Midwest Trust Company, as collateral agent (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed April 4, 2006, and incorporated herein by reference).
10.27	Letter agreement, dated April 4, 2006, between International Wire Group, Inc. and William Lane Pennington (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed April 4, 2006, and incorporated herein by reference).*
10.28	International Wire Group, Inc. 2006 Management Stock Option Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 17, 2006, and incorporated herein by reference).*
10.29	International Wire Group, Inc. 2006 Stock Option Plan for Nonemployee Directors (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 17, 2006, and incorporated herein by reference).*
10.30	Amendment Number 1 to International Wire Group, Inc. 2006 Stock Option Plan for Nonemployee Directors (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 17, 2006, and incorporated herein by reference).*
10.31	Letter agreement regarding Amended and Restated Registration Rights Agreement, dated June 14, 2006, among International Wire Group, Inc., GSCP (NJ), Inc., Special Value Absolute Return Fund, LLC and Special Value Opportunities Fund, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 19, 2006, and incorporated herein by reference).
10.32	Amendment No. 2 Loan and Security Agreement, dated as of June 28, 2006, by and among International Wire Group, Inc., its domestic subsidiaries, the parties to the Loan Agreement as lenders and Wachovia Capital Finance Corporation (Central), formerly known as Congress Financial Corporation (Central) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 5, 2006, and incorporated herein by reference).
10.33	Amendment No. 2 Loan and Security Agreement, dated as of June 28, 2006, by and among International Wire Group, Inc., its domestic subsidiaries, the parties to the Loan Agreement as lenders and Silver Point Finance LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 5, 2006, and incorporated herein by reference).
10.34	Amendment No. 2 to Intercreditor Agreement, dated as of June 28, 2006, by and between Wachovia Capital Finance Corporation (Central), formerly known as Congress Financial Corporation (Central), in its capacity as agent for the lenders who are party from time to time and Silver Point Finance LLC, in its capacity as collateral agent for the lenders who are party from time to time (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 5, 2006, and incorporated herein by reference).
10.35	Amendment No. 3 to Loan and Security Agreement, dated as of August 22, 2006, by and among International Wire Group, Inc., its domestic subsidiaries, the parties to the Loan Agreement and Security as lenders and Wachovia Capital Finance Corporation (Central), formerly known as Congress Financial Corporation (Central) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 28, 2006, and incorporated herein by reference).
10.36	International Wire Group Inc. Key Management Incentive Plan Summary (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed April 30, 2007, and incorporated herein by reference).*
10.37	Termination of Intercreditor Agreement, dated as of August 23, 2006, by and between Wachovia Capital Finance Corporation (Central), formerly known as Congress Financial Corporation (Central), in its capacity as agent for the lenders who are party from time to time, and Silver Point Finance LLC, in its capacity as collateral agent for the lenders who are party from time to time (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed April 30, 2007, and incorporated herein by reference).

Exhibit
No.	Exhibit Description

10.38	Amended Form of Stock Agreement (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed November 14, 2006, and incorporated herein by reference).*
10.39	Letter agreement, dated March 26, 2007, between International Wire Group, Inc. and William Lane Pennington (filed herewith).*
21.1	Subsidiaries of International Wire Group, Inc. (filed herewith).
31.1	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).
31.2	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).
32.1	Certification of Principal Executive Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Principal Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Indicates a management contract or compensatory plan or arrangement.

+	Portions of this exhibit have been omitted pursuant to the Commission’s grant of a request for confidential treatment.