Form 10-Q
period 2007-03-31
INTERNATIONAL WIRE GROUP INC
filed 2007-05-15
CIK 947429

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ________ TO ________

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer[_]     Accelerated filer[_]     Non-accelerated filer|X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [_] NO |X|

APPLICABLE ONLY TO ISSUES INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES |X| NO [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 2007, there were 10,000,002 shares, par value $.01 per share, outstanding.


================================================================================

                         INTERNATIONAL WIRE GROUP, INC.

                                      INDEX
                                                                            PAGE


                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS................................................1

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS................................12

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........18

ITEM 4.   CONTROLS AND PROCEDURES............................................19


                                    PART II.
                                OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS..................................................20

ITEM 1A.  RISK FACTORS.......................................................20

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS........20

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES....................................20

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................20

ITEM 5.   OTHER INFORMATION..................................................20

ITEM 6.   EXHIBITS...........................................................21

                         INTERNATIONAL WIRE GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                               MARCH 31,   DECEMBER 31,
                                                                  2007         2006
                                                               ---------    ---------
                                                         (IN THOUSANDS, EXCEPT SHARE DATA)
                              ASSETS
Current assets:
  Cash and cash equivalents ................................   $   1,770    $   3,315
  Accounts receivable, less allowance of $1,295 and $1,738 .     103,049       97,896
  Inventories ..............................................      61,521       58,808
  Prepaid expenses and other ...............................       6,934        7,135
  Deferred income taxes ....................................      15,701       16,701
                                                               ---------    ---------
    Total current assets ...................................     188,975      183,855
Property, plant and equipment, net .........................     105,921      103,889
Goodwill ...................................................      62,148       62,148
Identifiable intangibles, net ..............................      17,854       18,369
Deferred financing costs, net ..............................       2,798        2,955
Restricted cash ............................................       1,548        1,559
Other assets ...............................................       2,810        2,790
                                                               ---------    ---------
    Total assets ...........................................   $ 382,054    $ 375,565
                                                               =========    =========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt .....................   $   1,898    $     535
  Accounts payable and other ...............................      61,057       33,513
  Accrued and other liabilities ............................      15,288       14,264
  Accrued payroll and payroll related items ................      12,197       10,401
  Customers' deposits ......................................      12,236       12,086
  Accrued income taxes .....................................       1,392        1,011
  Accrued interest .........................................       3,527        1,847
                                                               ---------    ---------
    Total current liabilities ..............................     107,595       73,657
Long-term debt, less current maturities ....................      80,635      113,020
Other long-term liabilities ................................       4,176        4,029
Deferred income taxes ......................................      13,030       13,602
                                                               ---------    ---------
    Total liabilities ......................................     205,436      204,308
Stockholders' equity
  Common stock, $.01 par value, 20,000,000 shares
   authorized, 10,000,002
   issued and outstanding ..................................         100          100
  Contributed capital ......................................     182,348      181,566
  Accumulated deficit ......................................      (7,248)     (11,573)
  Accumulated other comprehensive income ...................       1,418        1,164
                                                               ---------    ---------
    Total stockholders' equity .............................     176,618      171,257
                                                               ---------    ---------
    Total liabilities and stockholders' equity .............   $ 382,054    $ 375,565
                                                               =========    =========


   See accompanying notes to the condensed consolidated financial statements.

                         INTERNATIONAL WIRE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      FOR THE THREE MONTHS ENDED
                                                        MARCH 31,    MARCH 31,
                                                           2007         2006
                                                        ---------    ---------
                                                     (IN THOUSANDS, EXCEPT SHARE DATA)
Net sales ...........................................   $ 174,125    $ 144,563

Operating expenses:
    Cost of goods sold, exclusive of depreciation and
    amortization expense shown below ................     150,760      127,157
    Selling, general and administrative expenses
    (including stock-based compensation expense of
    $782 and $6, respectively) ......................      11,156        7,664
    Depreciation ....................................       3,133        1,872
    Amortization ....................................         801          810
                                                        ---------    ---------

Operating income ....................................       8,275        7,060

Other income/(expense):
    Interest expense ................................      (2,292)      (2,856)
    Amortization of deferred financing costs ........        (159)        (162)
    Other, net ......................................          20          (66)
                                                        ---------    ---------

Income from continuing operations before income tax
 provision ..........................................       5,844        3,976
Income tax provision from continuing operations .....       1,934        1,493
                                                        ---------    ---------
Income from continuing operations ...................       3,910        2,483
Income/(loss) from discontinued operations, net of
 income tax provision/(benefit) of $32 and ($341) ...          67         (622)
                                                        ---------    ---------

Net income..........................................    $   3,977    $   1,861
                                                        =========    =========

Basic and diluted net income per share:
  Income from continuing operations.................    $    0.39    $    0.25
  Income/(loss) from discontinued operations........         0.01        (0.06)
                                                        ---------    ---------
  Net income........................................    $    0.40    $    0.19
                                                        =========    =========

Weighted average basic shares outstanding............   10,000,002   10,000,002
Weighted average diluted shares outstanding..........   10,069,245   10,001,354


   See accompanying notes to the condensed consolidated financial statements.

                         INTERNATIONAL WIRE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              FOR THE THREE MONTHS ENDED
                                                            MARCH 31, 2007   MARCH 31, 2006
                                                            --------------   --------------
                                                                    (IN THOUSANDS)
CASH FLOWS PROVIDED BY/(USED IN) OPERATING ACTIVITIES:
  Net income ................................................   $  3,977       $  1,861
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Depreciation ............................................      3,133          2,250
    Amortization ............................................        801            968
    Amortization of deferred financing costs ................        159            162
    Provision for doubtful accounts .........................         38            (90)
    Stock-based compensation expense ........................        782              6
    Gain on sale of property, plant and equipment ...........       --              (64)
    Deferred income taxes ...................................        745            152
    Change in operating assets and liabilities, net of
     acquisitions and divestitures:
     Accounts receivable ....................................     (5,072)        11,042
     Inventories ............................................     (2,677)        (8,123)
     Prepaid expenses and other assets ......................       (103)           470
     Accounts payable and other .............................     27,558         17,427
     Accrued and other liabilities ..........................      1,006         (1,575)
     Accrued payroll and payroll related items ..............      1,796          1,417
     Customers' deposits ....................................        150          1,989
     Accrued interest .......................................      1,680          1,884
     Accrued income taxes ...................................        378          1,350
     Other long-term liabilities ............................        121           (216)
                                                                --------       --------
       Net cash provided by operating activities ............     34,472         30,910
                                                                --------       --------
CASH FLOWS PROVIDED BY/(USED IN) INVESTING ACTIVITIES:
     Capital expenditures ...................................     (5,108)        (1,692)
     Proceeds from sale of property, plant and equipment ....       --              201
     Restricted cash ........................................         11           --
     Proceeds from sale of assets held for sale .............       --            1,975
     Acquisition of Phelps Dodge High Performance Conductors
      of SC & GA, Inc., net of $45 cash acquired ............       --          (44,283)
                                                                --------       --------
       Net cash used in investing activities ................     (5,097)       (43,799)
                                                                --------       --------
CASH FLOWS PROVIDED BY/(USED IN) FINANCING ACTIVITIES:
     Borrowings of long-term obligations ....................     61,737         82,757
     Repayments of long-term borrowings .....................    (92,759)       (69,152)
     Financing fees .........................................         (2)          (121)
                                                                --------       --------
       Net cash provided by/(used in) financing activities ..    (31,024)        13,484
Effects of exchange rate changes on cash and cash equivalents        104             89
                                                                --------       --------
       Net change in cash and cash equivalents ..............     (1,545)           684
Cash and cash equivalents at beginning of the period ........      3,315          5,422
                                                                --------       --------
Cash and cash equivalents at end of the period ..............   $  1,770       $  6,106
                                                                ========       ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid ...............................................   $    612       $  1,373
                                                                ========       ========
Net taxes paid/(refunded) (including taxes paid of $24 in
 2006) ......................................................   $    756       $    (46)
                                                                ========       ========
Amount included in accounts payable and other for
 acquisition and capital expenditures .......................   $  3,031       $   --
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

                         INTERNATIONAL WIRE GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

1.    BUSINESS ORGANIZATION AND BASIS OF PRESENTATION

      UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

      The unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows of International Wire Group, Inc. (the "Company", "we" or "our"). The results for the three months ended March 31, 2007 and 2006 are not necessarily indicative of the results that may be expected for the full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2006. Certain reclassifications have been made to the prior year financial statements to conform to the current year classifications, primarily related to discontinued operations.

2.    ACQUISITION

      On March 4, 2006, the Company entered into a Stock Purchase Agreement ("HPC Purchase Agreement") to acquire Phelps Dodge High Performance Conductors of SC & GA, Inc. ("HPC") from Phelps Dodge Corporation ("PD"). HPC is a manufacturer of specialty high performance conductors which are plated copper and copper alloy conductors offering both standard and customized high and low temperature conductors as well as specialty film, insulated conducts and miniature tubing products. The Conductors manufactured are tin, nickel and silver-plated, including some proprietary products. High temperature products are generally used where high thermal stability and good solderability are required for certain military and commercial aerospace applications. The medical products include ultra fine alloys, which are used in medical electronics such as ultrasound equipment and portable defibrillators. The tubing products are used in a variety of medical devices in medicine delivery and coronary procedures. The products are sold to harness assembly manufacturers, distributors and original equipment manufacturers' ("OEM's") in the United States, Europe and Asia primarily serving the aerospace, medical, automotive, computer, telecommunications, mass transportation, geophysical and electronics markets. HPC has manufacturing operations in Inman, South Carolina and Trenton, Georgia and a sales/distribution facility in Belgium.

      On March 31, 2006, the Company completed the acquisition of all of the outstanding common stock of HPC for $42,000 plus an estimated working capital adjustment payment at closing of $1,676. An additional working capital adjustment of $2,671 was paid in August 2006. The acquisition was funded with borrowings under the Company's Revolver Credit Facility. Additionally, we purchased the copper inventory held on consignment by HPC from PD for $5,057. In addition, pursuant to the Purchase Agreement, we have agreed to a contingency payment in an amount equal to 4.88 multiplied by the amount that HPC's 2006 EBITDA (as defined in the HPC Purchase Agreement) exceeds $9,400. The contingency payment is capped at $3,000 and the full amount was paid in May 2007. Phelps Dodge High Performance Conductors of SC & GA, Inc. changed its name to IWG High Performance Conductors, Inc. This acquisition continues the execution of our strategy to expand our product offerings and sell into new markets.

      This acquisition has been accounted for as a purchase on March 31, 2006. Results of operations of HPC are included in the accompanying condensed consolidated statement of operations beginning April 1, 2006.

      The total purchase price of the HPC acquisition was $55,188 and the payment of related purchase price, fees and costs is summarized as follows:

        Purchase of common stock and estimated working capital
        adjustment at closing.................................   $43,676
        Additional working capital adjustment ................     2,671
        Purchase of consigned inventory ......................     5,057
        Contingent payment ...................................     3,000
        Fees and costs .......................................       784
                                                                 -------
                                                                 $55,188
                                                                 =======

      The total acquisition costs have been allocated to the acquired net assets at fair value as follows:

        Current assets .....................................     $34,288
        Property, plant and equipment ......................      30,789
        Identifiable intangibles ...........................         460
        Current liabilities, excluding deferred income taxes      (3,065)
        Deferred income taxes ..............................      (6,937)
        Other liabilities ..................................        (347)
                                                                 -------
                                                                 $55,188
                                                                 =======

      The allocation of total acquisition cost was based on fair values as required under Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, including inventory, property plant and equipment, identifiable intangibles and certain liabilities. The Company finalized this allocation in the fourth quarter of 2006.

      Based upon the fair value of assets acquired and liabilities assumed compared to the total purchase price, there was an excess of fair value of net assets acquired over purchase price, or "negative goodwill" of $2,686. Pursuant to the provisions of SFAS No. 141, the excess was allocated on a pro rata basis to the acquired property, plant and equipment and identifiable intangible assets.

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

      The following table shows summary unaudited pro forma results of operations as if the Company and HPC had been combined as of the beginning of the periods presented. The unaudited pro forma results of operations are based on estimates and assumptions and have been made solely for purposes of developing such pro forma information. The pro forma information for the quarter ended March 31, 2006 reflects adjustments including: elimination of intercompany sales; reduction of expenses for pension and post-retirement medical; adjustment to depreciation relating to the adjustment to the fair market value and adjusted useful lives of existing property, plant and equipment; additional amortization of identifiable intangibles; adjustment of interest expense for additional borrowings and reflects a 38% effective tax rate. The pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results or financial position that would have occurred if the acquisition had been consummated at the beginning of the periods presented:

                                                           PRO FORMA FOR
                                                            THE QUARTER
                                                               ENDED
                                                         ----------------
                                                              MARCH 31,
                                                                2006
                                                         ----------------
               Net sales .................................   $171,457
               Income for continuing operations ..........      3,514
               Net income ................................      2,892
               Basic and diluted net income per share ....       0.29


3.    RECENTLY ISSUED ACCOUNTING STANDARDS

      In July 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 ("FIN 48"), to be effective for fiscal years beginning after December 15, 2006. This interpretation adopts a two-step approach for recognizing and measuring tax benefits and requires certain disclosures about uncertainties in income tax positions. Under FIN 48, the impact of an uncertain income tax position on an income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. On January 1, 2007, the Company adopted the provisions of FIN 48. As a result of the adoption of FIN 48, the Company recognized a decrease of $348 to the opening balance of accumulated deficit. See Note 10.

      In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). This statement defines fair value, established a framework for using fair value to measure assets and liabilities and expands disclosures about fair value measurements. The statement applies whenever other pronouncements require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for the Company's fiscal year beginning January 1, 2008. The Company is evaluating the impact the adoption of SFAS No. 157 will have on the Company's financial statements.

      In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities ("SFAS No. 159") -- including an amendment to FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for the Company's fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of adopting SFAS No. 159.

4.    INVENTORIES

      The composition of inventories is as follows:

                                                  MARCH 31,   DECEMBER 31,
                                                     2007         2006
                                                   -------      -------
            Raw materials..........................$18,028      $16,960
            Work-in-process.........................19,460       13,827
            Finished goods..........................24,033       28,021
                                                   -------      -------
              Total inventories....................$61,521      $58,808
                                                   =======      =======

      Inventories are valued at the lower of cost or current estimated market value. Cost is determined using the last-in, first-out ("LIFO") method for the Bare Wire and High Performance Conductors segments and the first-in, first-out ("FIFO") method for the Engineered Wire Products-Europe segment. The primary components of inventory costs include raw materials used in the production process (copper, tin, nickel, silver, alloys and other) and production related labor and overhead costs net of scrap sales. Had all inventories been valued at the first-in, first-out ("FIFO") cost method, inventories would have been $27,599 and $37,245 higher as of March 31, 2007 and December 31, 2006, respectively.

5.    GOODWILL AND INTANGIBLE ASSETS

      The carrying amounts of goodwill are as follows:

                                                      MARCH 31, DECEMBER 31,
                                                         2007      2006
                                                       -------   -------
      Balance, beginning of period.....................$62,148   $62,307
      Reversal of deferred income tax valuation
       allowance ......................................   --        (159)
                                                       -------   -------

      Balance, end of period...........................$62,148   $62,148
                                                       =======   =======

      At March 31, 2007 and December 31, 2006, all goodwill is included in the Bare Wire segment. The Company completed its annual impairment test at December 31, 2006 and concluded that goodwill was not impaired.

      The components of identifiable intangibles are as follows:

                                              MARCH 31, 2007             DECEMBER 31, 2006
                                         ------------------------    ------------------------
                                                      ACCUMULATED                 ACCUMULATED
                                            COST      AMORTIZATION      COST      AMORTIZATION
                                         ----------    ----------    ----------    ----------
Customer contracts and
 relationships.........................  $    9,534    $    1,559    $    9,534    $    1,400
Trade names and trademarks.............      10,568         1,267        10,568         1,135
Leases.................................       2,671         2,181         2,671         1,958
Alloys ................................          92             4            92             3
                                         ----------    ----------    ----------    ----------
  Total identifiable intangibles......   $   22,865    $    5,011    $   22,865    $    4,496
                                         ==========    ==========    ==========    ==========

      Amortization expense for continuing operations for the three months ended March 31, 2007 and March 31, 2006 was $515 and $509, respectively. Amortization expense for identifiable intangibles for the next five fiscal years and thereafter is as follows:

                2007 (remaining nine months) ...........$.1,367
                2008......................................1,169
                2009......................................1,169
                2010......................................1,169
                2011......................................1,169
                Thereafter...............................11,811

6.    STOCK OPTION PLANS AND COMPENSATION EXPENSE

      Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment ("SFAS No. 123(R)") which requires measurement of compensation cost for all stock awards at fair value on the date of grant and recognition of compensation cost spread over the service periods for awards expected to vest. SFAS No. 123(R) was adopted using the modified-prospective transition method. Under this method, compensation cost recognized in the three-month periods ended March 31, 2007 and 2006 includes: (a) compensation cost for all unvested share-based awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123, Accounting For Stock-Based Compensation, and (b) compensation cost for all share-based awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with SFAS 123(R). Stock-based compensation expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

      The Company uses the Black-Scholes option model to estimate fair value of share-based awards with the following weighted average assumptions:

                                                         THREE MONTHS ENDED
                                                 -------------------------------
                                                 MARCH 31, 2007   MARCH 31, 2006
                                                 --------------   --------------
        Stock Options and Awards:
        Expected life...........................      6 years          6 years
        Expected volatility.....................        58.0%            52.6%
        Dividend yield..........................           0%               0%
        Risk-free interest rate.................         4.9%             4.2%

      The Company calculates expected volatility for stock options using historical volatility of a group of companies in the wire and cable industry. The risk-free interest rate is estimated based on the Federal Reserve's historical data for the maturity of nominal treasury investments that corresponds to the expected term of the option. The expected life was determined using the simplified method as these awards meet the definition of "plain-vanilla" options under the rules prescribed by Staff Accounting Bulletin No. 107.

      Stock option activity for the three months ended March 31, 2007 is summarized as follows:

                                                       WEIGHTED    WEIGHTED
                                                        AVERAGE     AVERAGE     AGGREGATE
                                          OPTIONS      EXERCISE    REMAINING    INTRINSIC
                                        OUTSTANDING   PRICE TERM    IN YEARS     VALUE
                                        -----------   ----------    --------     -----
Outstanding at January 1, 2007.........  1,114,300      $15.03
Outstanding at March 31, 2007..........  1,114,300      $15.03        9.1        $4,421
Vested or expected to vest at
 March 31, 2007........................  1,058,585      $15.03        9.1        $4,200
Exercisable at March 31, 2007..........    636,867      $14.90        9.1        $2,614

      The Company recorded stock-based compensation expense of $782 and $6 for the three months ended March 31, 2007 and 2006, respectively. As of March 31, 2007, the Company had total unrecognized compensation costs of $2,568 which will be recognized as compensation expense over a weighted average period of 0.9 years. The Company estimates a 5% forfeiture rate in recording stock-based compensation expense. As of March 31, 2007, no awards have been exercised under the 2006 Management Stock Option Plan, the 2006 Stock Option Plan for Non-Employee Directors or the grant of 25,000 options to Lane Pennington. The stock options are non-qualified which results in the creation of a deferred tax asset until the time the option is exercised.

7.    COMPREHENSIVE INCOME

      Comprehensive income is comprised of:
                                                       FOR THE THREE
                                                        MONTHS ENDED
                                                    ---------------------
                                                    MARCH 31,   MARCH 31,
                                                      2007        2006
                                                     ------      ------
           Net income                                $3,977      $1,861
           Foreign currency translation adjustment      254       1,006
                                                     ------      ------
           Total comprehensive income                $4,231      $2,867
                                                     ======      ======

8.    NET INCOME PER SHARE

      Net income per share is calculated using the weighted average number of common shares outstanding during the period. For purposes of computing weighted average dilutive shares outstanding the Company uses the treasury stock method as required by SFAS No. 128 "Earnings Per Share (as amended)." The following table provides a reconciliation of the number of shares outstanding for basic and dilutive earnings per share:

                                                          FOR THE THREE
                                                          MONTHS ENDED
                                                   ---------------------------
                                                    MARCH 31,        MARCH 31,
                                                      2007             2006
                                                   ----------       ----------
      Weighted average shares
       outstanding-basic ......................    10,000,002       10,000,002
      Dilutive effect of stock options ........        69,243            1,352
                                                   ----------       ----------
      Weighted average shares
       outstanding-dilutive ...................    10,069,245       10,001,354
                                                   ==========       ==========

      Weighted average shares outstanding for the three month periods ended March 31, 2007 and 2006 exclude 48,000 and zero options, respectively, because they are antidilutive under the treasury stock method.

9.    LONG-TERM DEBT

      The composition of long-term debt is as follows:

                                                        MARCH 31,  DECEMBER 31,
                                                          2007        2006
                                                        --------    --------
      Senior Revolver Credit Facility ............      $  5,635    $ 38,020
      10% Secured Senior Subordinated Notes ......        75,000      75,000
      Other ......................................         1,898         535
                                                        --------    --------
      Total long-term debt .......................        82,533     113,555
      Less current maturities ....................         1,898         535
                                                        --------    --------
      Long-term portion of long-term debt ........      $ 80,635    $113,020
                                                        ========    ========

      SENIOR REVOLVER CREDIT FACILITY

      The Company and its domestic subsidiaries are parties to a credit agreement (the "Revolver Credit Facility") with among Wachovia Capital Financial Corporation (Central), formerly known as Congress Financial Corporation (Central), as administrative agent, and several banks and financial institutions parties. The Revolver Credit Facility is a senior revolver credit facility in the amount of up to $200,000 subject to borrowing availability (including, as a sub-facility of the Revolver Credit Facility, a $25,000 letter of credit facility).

      Borrowings under the Revolver Credit Facility are tied to a borrowing base, which is calculated by reference to, among other things, eligible accounts receivable, eligible inventory and eligible real property and equipment. As of March 31, 2007, letters of credit in the amount of $13,472 were outstanding and $5,635 was drawn under the Revolver Credit Facility. Availability under the Revolver Credit Facility was $115,544 as of March 31, 2007. The Company's domestic subsidiaries are the primary parties to the Revolver Credit Facility. The Company has guaranteed their obligations under the Revolver Credit Facility. The collateral for the Revolver Credit Facility includes all or substantially all of the Company's and its domestic subsidiaries' assets, including 65 percent of the capital stock of, or other equity interests in, the Company's foreign subsidiaries.

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

      The Company's Revolver Credit Facility requires the Company to observe conditions, affirmative covenants and negative covenants (including financial covenants). These covenants include limitations on the Company's ability to pay dividends, make acquisitions, dispose of assets, incur additional indebtedness, incur guarantee obligations, create liens, make investments, engage in mergers, make negative pledges, change the nature of its business or engage in certain transactions with affiliates. In addition, the Company's subsidiaries are restricted from making dividends and other restricted payments (which may include payments of intercompany indebtedness) to the Company for purposes other than the payment of reasonable compensation to officers, employees and directors for services rendered to the Company's subsidiaries in the ordinary course of business, payments by the Company's subsidiaries for actual and necessary reasonable out-of-pocket legal and accounting, insurance, marketing, payroll and similar types of services paid for by the Company on behalf of the Company's subsidiaries, in the ordinary course of their respective businesses or as the same may be directly attributable to the Company's subsidiaries, for the payment of taxes by or on behalf of the Company, and the payments by the Company's subsidiaries for the payment of fees, principal and interest on the Notes described below. As a result of the contractual restrictions on the Company's subsidiaries to pay dividends to the Company, the restricted net assets of the Company's consolidated subsidiaries exceeded 25% of the Company's total consolidated net assets as of March 31, 2007. The Company must also comply with a fixed charge coverage ratio when either (1) the minimum availability under the credit facility falls below $30,000 or (2) there is a default or event of default.

      The Company's Revolver Credit Facility commitment expires on August 22, 2011.

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

      The Company must prepay the loans under the Revolver Credit Facility by the following amounts (subject to certain exceptions):

            o An amount equal to 100 percent of the net proceeds of any incurrence of indebtedness by the Company or any of its subsidiaries;

            o An amount equal to 100 percent of the net proceeds of any non-ordinary course sale or other disposition by us or any of its subsidiaries of any assets, except for certain exceptions.

      SECURED SENIOR SUBORDINATED NOTES

      The 10% Secured Senior Subordinated Notes due 2011 ("Notes") are: senior subordinated obligations of the Company; senior in right of payment to any of future subordinated obligations; guaranteed by the Company's domestic subsidiaries; and secured by a second-priority lien on all or substantially all of the Company's and its domestic subsidiaries' assets, including 65 percent of the capital stock of, or other equity interests in, the Company's foreign subsidiaries. The Company issued the Notes on October 20, 2004 in aggregate principal amount of $75,000. The Notes will mature on October 15, 2011. Interest on the Notes accrues at the rate of 10 percent per annum and is payable semiannually in arrears on April 15 and October 15. Interest on overdue principal accrues at 2 percent per annum in excess of the above rate.

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

10.   INCOME TAXES

      On January 1, 2007, the Company adopted the provisions of FIN 48. The total amount of the liability for unrecognized tax benefits as of the date of adoption was $590 (net of federal benefit of $317), which is included in "Other long-term liabilities." As a result of the adoption of FIN 48, the Company recognized a net decrease of $348 in the liability for unrecognized tax benefits as of January 1, 2007 with a corresponding decrease in the Company's accumulated deficit.

      The total unrecognized tax benefits balance at January 1, 2007 is comprised of tax benefits that, if recognized, would affect the effective rate.

      The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the year ended December 31, 2006, the Company recognized approximately $58 in penalties and interest, respectively. The Company had $58 accrued for the payment of interest and penalties at December 31, 2006. Upon adoption of FIN 48 on January 1, 2007, the Company increased its accrual for interest and penalties to $77.

      The Company is subject to taxation in the United States and various states and foreign jurisdictions. The Company's tax years from 2001 to 2006 are subject to examination by the taxing authorities.

11.   BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

      The Company's three reportable segments are Bare Wire, Engineered Wire Products-Europe, and High Performance Conductors. These segments are strategic business units organized around three product categories that follow management's internal organization structure. The Company evaluates segment performance based on segment operating income.

      The Bare Wire segment manufactures bare and tin-plated copper wire products (or conductors) used to transmit digital, video and audio signals or conduct electricity and sells to insulated wire manufacturers and various industrial original equipment manufacturers ("OEMs") for use in computer and data communications products, general industrial, energy, appliances, automobiles, and other applications. The Bare Wire segment is in the primary business of copper fabrication. The Company may provide such copper to its customers or use their copper in the fabrication process. While the Company bills its customers for copper it provides, it does not distinguish in its records these customer types and it is therefore not practical to provide such disclosure.

      The Engineered Wire Products-Europe segment manufactures and engineers connections and bare copper wire products (or conductors) to conduct electricity either for power or for grounding purposes and are sold to a diverse customer base of various OEMs for use in electrical appliances, power supply, aircraft and railway, and automotive products.

      The High Performance Conductors segment, manufactures specialty high performance conductors which include tin, nickel and silver-plated copper and copper alloy conductors including high and low temperature standard and customized conductors as well as specialty film, insulated conductors and miniature tubing products.

      Summarized financial information for the Company's reportable segments is as follows:

                                   ENGINEERED
                                      WIRE         HIGH
                                    PRODUCTS-   PERFORMANCE
                       BARE WIRE     EUROPE     CONDUCTORS   CORPORATE   ELIMINATIONS     TOTAL
                       ---------     ------     ----------   ---------   ------------     -----
NET SALES
  Three months ended
   March 31, 2007      $126,105     $ 17,101     $ 31,212     $   --        $   (293)     $174,125
  Three months ended
   March 31, 2006       132,056       12,666         --           --            (159)      144,563
OPERATING INCOME
  Three months ended
   March 31, 2007         4,763        1,024        3,272         (784)         --           8,275
  Three months ended
   March 31, 2006         6,008        1,061         --             (9)         --           7,060
GOODWILL
  March 31, 2007         62,148         --           --           --            --          62,148
  December 31, 2006      62,148         --           --           --            --          62,148
TOTAL ASSETS
  March 31, 2007        253,947       40,053       64,229       30,086        (6,261)      382,054
  December 31, 2006     247,778       40,115       62,863       32,161        (7,352)      375,565


      The following table presents sales by period and by geographic region based on the country in which the legal subsidiary is domiciled.

                                                      FOR THE THREE
                                                       MONTHS ENDED
                                                   -------------------
                                                   MARCH 31,  MARCH 31,
                                                     2007       2006
                                                   -------------------
                     United States                 $154,450   $131,897
                     Europe                          19,675     12,666
                                                   --------   --------
                       Total                       $174,125   $144,563
                                                   ========   ========

      The following table presents property, plant and equipment, net, by geographic region based on the location of the asset:

                                                  MARCH 31,     DECEMBER 31,
                                                    2007          2006
                                                ---------------------------
                      United States               $ 96,494      $ 94,568
                      Europe                         9,427         9,321
                                                  --------      --------
                        Total                     $105,921      $103,889
                                                  ========      ========
12.   RELATED PARTY TRANSACTIONS

      In September 2002, the Company began selling a portion of its production scrap to Prime Materials Recovery, Inc. ("Prime"). Prime is a closely held company and its major shareholder, chairman and director is the Chief Executive Officer of the Company. In addition, the Vice President of Finance of the Company holds a minority ownership interest and is a director. The Company had sales to Prime of $3,299 and $3,706 for the three months ended March 31, 2007 and 2006, respectively. The outstanding trade receivables were $845 and $2,564 at March 31, 2007 and December 31, 2006, respectively. Sales to Prime were made at terms comparable to those of other companies in the industry.

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

      In connection with the sale of the Company's former wire harness business to Viasystems International, Inc. in March 2000, the Company agreed to indemnify Viasystems for certain claims and litigation including any claims related to the claims for water inlet hoses. The Company's policy is to record the probable and reasonably estimable loss related to the product liability claims. Over time, the level of claims, insurance coverage and settlements has varied. Accordingly, the Company has revised its estimated liability outstanding, or balance sheet reserve, based on actual claims reported and costs incurred and its estimate of claims and cost incurred but not reported. The Company has reached global settlements with various claimants related to such claims which are also considered in determining the balance sheet reserve. There are no recoveries from third parties considered in determining the balance sheet reserve. The following table summarizes the number of uninsured claims received, resolved and pending as of and for the periods ended March 31, 2007 and December 31, 2006 and December 31, 2005 (in thousands, except number of claims):

                                                                  VALUE OF
                                                NO. OF CLAIMS  ALLEGED DAMAGES
                                                   -------         -------
        As December 31, 2005                           310         $ 3,611
        For the year ended December 31, 2006:
          New uninsured claims                         668           6,956
          Resolved uninsured claims                   (681)         (6,386)
                                                   -------         -------
        As of December 31, 2006                        297         $ 4,181
        For the three months ended March 31, 2007:
          New uninsured claims                          59             962
          Resolved uninsured claims                   (142)         (1,594)
                                                   -------         -------
        As of March 31, 2007                           214         $ 3,549
                                                   =======         =======

      For the periods prior to April 1, 2002, the Company's product liability coverage is in excess of the insured claims outstanding. As of March 31, 2007 and December 31, 2006, the total of such claims was less than $2,000 with an estimated liability related to these claims of less than $500. As of March 31, 2007 and December 31, 2006, the Company had $75,000 of remaining insurance coverage under its excess umbrella policies for each of the insured years prior to April 1, 2002.

      For the periods ended March 31, 2007 and December 31, 2006, the aggregate settlement costs, cost of administering and litigation and average cost per resolved claim were as follows:

                                             FOR THE THREE     FOR THE YEAR
                                              MONTHS ENDED         ENDED
                                             MARCH 31, 2007  DECEMBER 31, 2006
                                             --------------  -----------------
                    Aggregate settlement costs    $   6           $ 482
                    Cost of administering and
                     litigating                   $  49           $ 215
                    Average cost per resolved
                     claim                        $  --           $   1

      The Company had a reserve of $1,195 and $1,250 as of March 31, 2007 and December 31, 2006, respectively, related to the estimated future payments to be made to the claimants in the settlement of the remaining incurred claims and claims incurred but not reported. The majority of payments are expected to be made over approximately the next three years. Due to the uncertainties associated with these product claims, such as greater than expected amount of unreported claims and amounts to be paid under reached global settlements, the future costs of final settlement of these claims may differ from the liability currently accrued. However, in the Company's opinion, the impact of final settlement of these claims on future operations, financial position and cash flows should not be material.

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

Many important factors could cause our results to differ materially from those expressed in forward-looking statements. These factors include, but are not limited to, fluctuations in our operating results and customer orders, unexpected decreases in demand or increases in inventory levels, changes in the price of copper, tin, nickel and silver, copper premiums and alloys, the failure of our acquisitions and expansion plans to perform as expected, the competitive environment, our reliance on our significant customers, lack of long-term contracts, substantial dependence on business outside of the U.S. and risks associated with our international operations, limitations due to our substantial indebtedness, loss of key employees or the deterioration in our relationship with employees, litigation, claims, liability from environmental laws and regulations and other factors. For additional information regarding risk factors, see our discussion in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006.

OVERVIEW

We, together with our subsidiaries, manufacture and market wire products, including bare and tin-plated copper wire, engineered wire products and high performance conductors for other wire suppliers and original equipment manufacturers or "OEMs." Our products include a broad spectrum of copper wire configurations and gauges with a variety of electrical and conductive characteristics and are utilized by a wide variety of customers primarily in the aerospace, appliance, automotive, electronics and data communications, general industrial/energy and medical device industries. We manufacture and distribute our products at 16 facilities located in the United States, Belgium, France and Italy. For the period ended March 31, 2007, we operated our business in the following three segments:

      o Bare Wire. Our bare and tin-plated copper wire products (or conductors) are used to transmit digital, video and audio signals or conduct electricity and are sold to a diverse customer base of over 1,000 insulated wire manufacturers and various industrial OEMs for use in computer and data communications products, general industrial, energy, appliances, automobiles and other applications.

      o Engineered Wire Products - Europe. Our bare copper wire products are engineered and used to conduct electricity either for power or for grounding purposes and are sold to a diverse customer base of various OEMs for use in electrical appliances, power supply, aircraft and railway and automotive products.

      o High Performance Conductors. Our High Performance Conductors segment manufactures specialty high performance conductors which include tin, nickel and silver-plated copper and copper alloy conductors including high and low temperature standard and customized conductors as well as specialty film insulated conductors and miniature tubing products.

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

      o Automobiles - North American industry production statistics, which are influenced by labor relations issues, regulatory requirements and trade agreements. For the first three months of 2007, automotive industry production volumes decreased 8.9% compared to the same period for 2006. In addition, major OEMs have announced second quarter 2007 cut-backs in production levels.

      o Additional factors for the High Performance Conductors segment include commercial aircraft shipments, military aircraft deliveries and electro-medical equipment demand rates. Deliveries of large civil aircraft in the first three months of 2007 increased 12% over the same period in 2006. Demand for medical devices was also strong in the first three months of 2007 due to the broadening acceptance and products available for minimally invasive procedures and increased product development.

We compete with other suppliers of wire products on the basis of price, quality, delivery and the ability to provide a sufficient array of products to meet most of our customers needs. We believe our state of the art production equipment permits us to provide a high quality product while also permitting us to efficiently manufacture our products, which assists in our ability to provide competitively priced products. Also, we invest in engineering and product development so that we can continue to provide our customers with the array of products and features they demand. Finally, we have located our production facilities near many of our customers' manufacturing facilities which allows us to meet our customers' delivery demands, including assisting with inventory management for just-in-time production techniques.

A portion of our revenue is derived from processing customer-owned ("tolled") copper. The value of tolled copper is excluded from both our sales and costs of sales, as title to these materials and the related risks of ownership do not pass to us at any time. The remainder of our sales included non-customer owned copper ("owned copper"). Accordingly, for these sales, copper is included in both orders and cost of sales.

Our expenses in producing these products fall into three main categories - raw materials, including copper, silver, nickel, tin and alloys, labor and, to a lesser extent, utilities. Copper is the primary raw material incorporated in all of our products. As a world traded commodity, copper prices have historically been subject to fluctuations. Copper prices are affected by a number of factors, including worldwide demand, mining and transportation capacity and political instability. Copper supply is generally affected by the number and capacity of the mines that produce copper. For instance, production problems at a single major mine can impact worldwide supply and prices. Copper prices have increased from 2006 levels as a result of a combination of continued sustained demand from China and India and continued levels of investment fund involvement. The average price of copper based upon The New York Mercantile Exchange, Inc. ("COMEX") increased to $2.70 per pound for the three months ended March 31, 2007 from $2.25 per pound for the three months ended March 31, 2006, or 20%. We attempt, where possible, to minimize the impact of these fluctuations on our profitability through pass-through arrangements with our customers, which are based on similar variations of monthly copper price formulas.

However, a severe increase in the price of copper can have a negative impact on our liquidity. Currently, a $0.10 per pound fluctuation in the price of copper will have an approximate $2.5 million impact on our working capital. Increased working capital requirements cause us to increase our borrowings, which increases our interest expense.

Copper prices remain volatile. The average copper price for the three months ended March 31, 2007 of $2.70 per pound was lower than the COMEX price of $2.85 as of December 31, 2006. However, the price of copper on the COMEX was $3.60 per pound on May 11, 2007.

With the HPC acquisition, other raw materials used include silver and nickel. The cost of silver and nickel, components in our products, is generally passed-through to our customers. For the three months ended March 31, 2007, the average price of silver has increased by 37.1% and the average price of nickel increased by 179.9% compared to the three months ended March 31, 2006.

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

RESULTS OF OPERATIONS

The following table sets forth certain unaudited statements of operations data in millions of dollars and percentage of net sales for the periods indicated:

                                                    FOR THE THREE MONTHS ENDED
                                               MARCH 31, 2007      MARCH 31, 2006
                                             --------------------------------------
Net sales                                    $  174.1    100.0%  $  144.6    100.0%
Operating expenses:
 Cost of goods sold, exclusive of
 depreciation and amortization expense
 shown below                                    150.8     86.6      127.2     88.0
 Selling, general and administrative
 expenses                                        11.1      6.4        7.7      5.3
 Depreciation and amortization                    3.9      2.2        2.6      1.8
                                             --------  -------   --------  -------
Operating income                                  8.3      4.8        7.1      4.9
Other income/(expense):
 Interest expense                                (2.3)    (1.4)      (2.8)    (2.0)
 Amortization of deferred financing costs        (0.2)    (0.1)      (0.2)    (0.1)
 Other, net                                       0.0   --           (0.1)  --
                                             --------  -------   --------  -------
Income from continuing operations before
income tax provision                              5.8      3.3        4.0      2.8
Income tax provision                              1.9      1.1        1.5      1.1
                                             --------  -------   --------  -------
Income from continuing operations                 3.9      2.2        2.5      1.7
Income/(loss) from discontinued operations        0.1      0.1       (0.6)    (0.4)
                                             --------  -------   --------  -------
Net income                                   $    4.0      2.3%  $    1.9      1.3%
                                             ========  =======   ========  =======

We have three reportable segments: Bare Wire, Engineered Wire Products-Europe, and High Performance Conductors. The following table sets forth unaudited net sales and operating income for the periods presented in millions of dollars and percentages of totals:


                                               FOR THE THREE MONTHS ENDED
                                              MARCH 31,          MARCH 31,
                                                2007               2006
                                          ---------------------------------

Net sales:
  Bare Wire                               $126.1     72%     $132.1     91%
  Engineered Wire Products-Europe           17.1     10        12.7      9
  High Performance Conductors               31.2     18          --       --
  Eliminations                              (0.3)     --       (0.2)      --
                                          ------   -----     -------  ------
    Total                                 $174.1    100%     $144.6    100%
                                          ======   =====     ========  ====
Operating income:
  Bare Wire                               $  4.8     53%     $  6.0     85%
  Engineered Wire Products-Europe            1.0     11         1.1     15
  High Performance Conductors                3.3     36          --       --
                                          ------   -----     -------  ------
    Subtotal                                 9.1    100%        7.1    100%
                                                   =====               ====
  Corporate                                 (0.8)                --
                                          ------             ------
    Total                                 $  8.3             $  7.1
                                          ======             ======

THREE MONTHS ENDED MARCH 31, 2007 VERSUS THREE MONTHS ENDED MARCH 31, 2006

Net sales were $174.1 million and $144.6 million for the three months ended March 31, 2007 and 2006, respectively. Sales for the three months ended March 31, 2007 were $29.5 million, or 20.4% above comparable 2006 levels, as a result of an increase in the average cost and selling price of copper ($20.7 million), higher customer pricing/mix ($1.3 million) and from the acquisition of HPC ($31.2 million). These factors were partially offset by a higher proportion of tolled copper shipped in the 2007 period compared to the 2006 period ($21.4 million) and lower volume ($2.3 million). The average price of copper based upon COMEX increased to $2.70 per pound for the three months ended March 31, 2007 from $2.25 per pound for the three months ended March 31, 2006.

Bare Wire segment net sales for the three months ended March 31, 2007 were $126.1 million, or a decrease of $6.0 million or 4.5% from sales of $132.1 million for the comparable 2006 period. This decrease was primarily the result of lower volume to customers supplying the industrial/energy, electronics/data communications and appliance markets ($4.7 million) and the impact of a higher proportion of tolled copper shipped in the 2007 period compared to the 2006 period ($21.4 million). These decreases were partially offset by the impact of an increase in the average cost and selling price of copper ($18.8 million) and increased customer pricing/mix ($1.3 million). Of the total pounds processed for the three months ended March 31, 2007 and 2006, respectively, 49.4% and 45.1% were from customers' tolled copper.

Engineered Wire Products-Europe net sales of $17.1 million for the three months ended March 31, 2007 were $4.4 million, or 34.6%, higher than sales of $12.7 million for the 2006 period. This increase was the result of $1.9 million for the increase in the average cost and selling price of copper and $2.5 million from increased volume from improved customer demand in all markets.

High Performance Conductors net sales for the three months ended March 31, 2007 were $31.2 million. There were no similar sales for the three months ended March 31, 2006 as HPC was acquired on March 31, 2006.

Cost of goods sold, exclusive of depreciation and amortization, as a percentage of sales decreased to 86.6% for the three months ended March 31, 2007 from 88.0% for the same period in 2006. The decrease of 1.4 percentage points was due to the impact of a higher proportion of toll copper sales in 2007 compared to 2006 (1.8 percentage points), higher customer pricing/mix (0.7 percentage points) and the favorable contribution of HPC sales (1.4 percentage points) partially offset by the increase in the average cost and selling price of copper (1.7 percentage points), lower overhead absorption (0.6 percentage points) and a lower European gross profit rate (0.2 percentage points).

Selling, general and administrative expenses were $11.1 million for the three months ended March 31, 2007 compared to $7.7 million for the same period in 2006. This increase of $3.4 million was the result of $2.5 million from the HPC acquisition, $0.8 million of stock-based compensation expense and $0.1 million of higher professional fees and other cost increases. These expenses, as a percent of net sales, increased to 6.4% for the three months ended March 31, 2007 from 5.3% for the three months ended March 31, 2006, primarily from the impact of the HPC expenses and the stock-based compensation expense.

Depreciation and amortization was $3.9 million for the three months ended March 31, 2007 compared to $2.6 million for the same period in 2006. This increase of $1.3 million was the result of the HPC acquisition ($0.8 million) and higher depreciation on other property, plant and equipment additions ($0.5 million).

Operating income for the three months ended March 31, 2007 was $8.3 million compared to $7.1 million for the 2006 period, or an increase of $1.2 million, primarily from the contribution of the HPC acquisition. Bare Wire segment's operating income of $4.8 million for the 2007 period decreased by $1.2 million, or 20.0%, compared to $6.0 million for the comparable 2006 period, primarily from lower sales volume, lower overhead absorption and higher depreciation partially offset by higher customer pricing/mix. Engineered Wire Products-Europe operating income was $1.0 million, or a decrease of $0.1 million, from the 2006 period of $1.1 million as increased sales volume to all major markets was offset by higher FIFO copper costs. High Performance Conductors operating income was $3.3 million for the three months ended March 31, 2007 after being acquired on March 31, 2006. Operating income in the 2007 period also decreased by $0.8 million from an increased charge for stock-based compensation expense.

Interest expense was $2.3 million for the three months ended March 31, 2007 compared to $2.8 million for the three months ended March 31, 2006. This decrease of $0.5 million was the result of the impact of lower levels of borrowings from improved operating cashflows, a lower cost debt structure and the sale of certain Insulated Wire assets partially offset by the impact of the HPC acquisition on March 31, 2006.

Amortization of deferred financing cost was $0.2 million for both the three months ended March 31, 2007 and 2006.

Income tax provision was $1.9 million and $1.5 million for the three months ended March 31, 2007 and 2006, respectively. The Company's effective tax rate for the three months ended March 31, 2007 was 32.5% and 37.5% for the three months ended March 31, 2006. The lower effective tax rate in 2007 was the result of efficient state tax strategies.

Income from continuing operations was $3.9 million and $2.5 million for the three months ended March 31, 2007 and 2006, respectively, or an increase of $1.4 million primarily from higher operating income, reduced interest expense and a lower effective tax rate.

Income/(loss) from discontinued operations was $0.1 million and ($0.6) million for the three months ended March 31, 2007 and 2006, respectively. The 2006 amount included the results of the Insulated Wire business that was sold in July 2006.

Net income was $4.0 million and $1.9 million for the three months ended March 31, 2007 and 2006, respectively. The improvement of $2.1 million in the three months ended March 31, 2007 was the result of the contribution of the HPC acquisition, reduced interest expense, a lower effective tax rate and the favorable effect of the income/(loss) from discontinued operations partially offset by increased stock-based compensation expense and higher depreciation and amortization.

FINANCIAL CONDITION

At the end of the first quarter, total cash and cash equivalents were $1.8 million, down $1.5 million from year-end 2006. During the first three months of 2007, cash levels decreased throughout the period as we used excess cash to reduce outstanding long-term debt borrowings.

Accounts receivable increased $5.2 million, or 5.3%, from year-end 2006. This increase was primarily due to an increase in day's sales outstanding to 54 days as of March 31, 2007 compared to year-end 2006 at 52 days. The allowance for doubtful accounts as a percentage of accounts receivable decreased from 1.7% at December 31, 2006 to 1.2% as of March 31, 2007 reflecting the write-off of remaining Insulated Wire accounts deemed uncollectible against the allowance.

Inventories of $61.5 million as of March 31, 2007 increased by $2.7 million from December 31, 2006. This increase was the result of a decrease in the LIFO reserve ($8.4 million), an increase in pounds of copper held and other inventory in the domestic Bare Wire segment ($4.0 million) and increased inventory levels at HPC ($0.7 million), partially offset by $8.7 million decline in the FIFO copper prices at the end of the periods in the Bare Wire segment and lower quantities in the Engineered Wire Products-Europe of $1.7 million. Inventory turns in the first three months of 2007 were comparable to 2006 levels.

Accounts payable were $61.1 million as of March 31, 2007, or an increase of $27.6 million from December 31, 2006 levels, as trade vendor terms were extended from a major copper vendor, more pounds were purchased and the effect of the timing of payments.

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, - an interpretation of FASB Statement No. 109 ("FIN 48") to be effective for fiscal years beginning after December 31, 2006. This Interpretation adopts a two-step approach for recognizing and measuring tax benefits and requires certain disclosures about uncertainties in income tax positions. It also adopts the recognition threshold of "more likely than not." On January 1, 2007, the Company adopted the provisions of FIN 48. As a result of the implementation of FIN 48, the Company recognized a decrease of $0.3 million to the opening balance of accumulated deficit. See Note 10 to the unaudited condensed consolidated financial statements in this Form 10-Q.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). This statement defines fair value, established a framework for using fair value to measure assets and liabilities and expands disclosures about fair value measurements. The statement applies whenever other pronouncements require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for the Company's fiscal year beginning January 1, 2008. The Company is evaluating the impact the adoption of SFAS No. 157 will have on the Company's financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities -- including an amendment to FASB Statement No.
115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for the Company's fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of adopting SFAS No. 159.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL AND CASH FLOWS

Net cash provided by operating activities was $34.5 million for the three months ended March 31, 2007, compared to net cash provided by operating activities of $30.9 million for the three months ended March 31, 2006. This improvement of $3.6 million was the result of increased net income ($2.1 million), non-cash stock-based compensation expense ($0.8 million), inventory changes ($5.4 million), increased accounts payable ($10.2 million) and other, net ($1.3 million), partially offset by the impact of accounts receivable primarily related to collections of U.S. Insulated Wire business receivables in the three months ended March 31, 2006 ($16.2 million).

Net cash used in investing activities was $5.1 million for the three months ended March 31, 2007, compared to $43.8 million for the three months ended March 31, 2006. This decrease in net cash used of $38.7 million resulted primarily from the acquisition of HPC for $44.3 million in the 2006 period, partially offset by $2.0 million of proceeds from the sale of the Insulated Wire assets. In addition, capital expenditures were $5.1 million for the three months ended March 31, 2007 compared to $1.7 million for the three months ended March 31, 2006, primarily from spending for the new plant in Sherrill, New York of $2.7 million, including site preparation and deposits for equipment. Total capital expenditures related to the acquisition of the Sherrill, New York facility are expected to be approximately $6.0 million over the next three to six months. Proceeds from the sale of property, plant and equipment in the 2006 period includes $0.2 million for the sale of certain U.S. Insulated Wire business assets.

Net cash used in financing activities was $31.0 million for the three months ended March 31, 2007, compared to net cash provided by financing activities of $13.5 million for the three months ended March 31, 2006, for a decrease of $44.5 million. There were net repayment of borrowings of $31.0 million for the three months ended March 31, 2007, and net borrowings of $13.6 million for the HPC acquisition and repayments from proceeds from the sale of the Insulated Wire business in the three months ended March 31, 2006.

FINANCING ARRANGEMENTS

The Company and its subsidiaries are party to a revolving credit facility with Wachovia Capital Finance Corporation (Central) (the "Revolver Credit Facility"). The Revolver Credit Facility provides for a $200 million revolver credit facility subject to borrowing availability (including a $25 million letter of credit facility) and matures August 22, 2011.

The Company and its subsidiaries are party to an indenture governing the Notes we issued in October 2004. For a description of the terms of the Revolving Credit Facility and the Notes, see Note 9 to the unaudited condensed consolidated financial statements.

LIQUIDITY

We require cash for working capital, capital expenditures, debt service and taxes. Our working capital requirements generally increase when demand for our products increase or when copper, copper premiums and silver and nickel costs increase significantly or rapidly. Currently, a $0.10 per pound fluctuation in the price of copper will have an approximate $2.5 million impact on our working capital. The average price of copper based upon COMEX increased to $2.70 per pound for the three months ended March 31, 2007 from $2.25 per pound for the three months ended March 31, 2006. Copper prices continue to be volatile, and the price of copper on the COMEX was $3.60 per pound as of May 11, 2007.

Our principal sources of cash are generated from operations and availability under our Revolver Credit Facility.

As of March 31, 2007, we had $1.8 million of unrestricted cash and cash equivalents. Actual borrowings availability under our Revolver Credit Facility is subject to a borrowing base calculation, generally based upon a percentage of eligible accounts receivable, inventory and property, plant and equipment. As of March 31, 2007, our borrowing base was $134.6 million and our outstanding indebtedness under the Revolver Credit Facility (including outstanding letters of credit) was $19.1 million, resulting in a remaining availability as of such date of $115.5 million.

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

OFF-BALANCE SHEET ARRANGEMENTS

We have not historically utilized off-balance sheet financing arrangements and have no such arrangements as of March 31, 2007. However, we do finance the use of certain facilities and equipment under lease agreements provided by various institutions. Since the terms of these agreements meet the definition of operating lease agreements, the sum of future lease payments is not reflected on our consolidated balance sheets. As of March 31, 2007, the future minimum lease payments under these arrangements totaled $6.9 million.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold market risk sensitive instruments for trading purposes.

INTEREST RATE RISK

At March 31, 2007, approximately $7.5 million of $82.5 million of long-term debt, specifically, $5.6 million of borrowings under our Revolver Credit Facility and $1.9 million of other indebtedness, bear interest at variable rates. A hypothetical 1% increase in variable interest rates would increase our interest rate expense by $0.1 million based on the debt outstanding as of March 31, 2007. We are not currently engaged in any hedging activities.

FOREIGN CURRENCY RISK

As of March 31, 2007, we had operations in Belgium, France and Italy. Our operations may, therefore, be subject to volatility because of currency fluctuations. Sales and expenses are denominated in the euro for the Belgium, French and Italian operations. As a result, these operations are subject to fluctuations in the relative value of the euro. We evaluate from time-to-time various currency hedging programs that could reduce the risk.

In terms of foreign currency translation risk, we are exposed primarily to the euro. Our net foreign currency investment in foreign subsidiaries and affiliates translated into U.S. dollars using month-end exchange rates at March 31, 2007 and year-end exchange rates at December 31, 2006, was $23.1 million and $22.0 million, respectively.

At March 31, 2007, we had no financial instruments outstanding that were sensitive to changes in foreign currency rates.

COMMODITY PRICE RISK

The principal raw material used by us is copper, which is purchased in the form of 5/16-inch rod primarily from the major copper producers in North America, Europe, and South America. Copper rod prices are based on market prices, which are generally established by reference to the COMEX prices, plus a premium charged to convert copper cathode to copper rod and deliver it to the required location. As a worldwide traded commodity, copper prices have historically been subject to fluctuations. The average price of copper based upon COMEX increased to $2.70 per pound for the three months ended March 31, 2007 from $2.25 per pound for the three months ended March 31, 2006. While fluctuations in the price of copper may directly affect the per unit prices of our products, these fluctuations have not had, nor are expected to have, a material impact on our profitability due to copper price pass-through arrangements that we have with our customers. These sales arrangements are based on similar variations of monthly copper price formulas. Use of these copper price formulas minimizes the differences between raw material copper costs charged to the cost of sales and the pass-through pricing charge to customers. However, a severe increase in the price of copper could negatively impact our short-term liquidity because of the period of time between our purchase of copper at an increased price and the time at which we receive cash payments after selling end products to customers reflecting the increased price. Currently, a $0.10 per pound fluctuation in the price of copper will have an approximate $2.5 million impact on our working capital.

Other raw materials used in the HPC segment include tin, silver and nickel. The cost of silver and nickel components in our products is generally passed-through to our customers. For the three months ended March 31, 2007, the price of silver has increased by 37.1% and the price of nickel has increased by 179.9% compared to the three months ended March 31, 2006.

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer, with the participation of other members of management, conducted an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities and Exchange Act of 1934. Based upon the evaluation and because of the material weaknesses described below, our officers concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective. Notwithstanding the material weaknesses discussed below, the Company's management has concluded that the financial statements included in this Form 10-Q fairly present in all material respects the Company's financial position and its results of operations for the periods presented in conformity with generally accepted accounting principles.

As of December 31, 2005, we did not maintain effective controls over the evaluation and completeness of our deferred tax assets and liabilities, the associated valuation allowances established in previous years to reflect the likelihood of the recoverability of net deferred tax assets and the income tax provision (benefit) for continuing and discontinued operations. Specifically, we did not have effective controls in place to identify net operating loss carryforwards and the differences between book and tax accounting for fixed assets, certain inventory reserves and LIFO inventories and certain intangibles. This material weakness resulted in a restatement of the Company's 2005 annual consolidated financial statements with respect to income taxes. In addition, this control deficiency could result in a material misstatement to the aforementioned accounts such as deferred tax assets, deferred tax liabilities, goodwill, and income tax provision (benefit) that would result in a material misstatement to the Company's annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness. This material weakness existed throughout 2006 and at March 31, 2007.

As of December 31, 2006 and March 31, 2007, we did not maintain a sufficient number or personnel with an appropriate level of knowledge to adequately prepare the financial statements, which contributed to the following control deficiencies:

1. We did not have an adequate process in place to perform analysis and independent secondary review of complex or non-routine accounting matters, such as accounting for discontinued operations, certain aspects of debt modification, purchase accounting transactions and stock-based compensation.

2. We did not maintain an adequate process to analyze and review certain accrued liabilities and related expense accounts involving management's judgments and estimates.

3. We did not maintain effective policies and procedures related to our financial close process to ensure that the presentation and disclosures in the financial statements were prepared and reviewed in a timely and accurate manner.

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

REMEDIATION PLAN

Our remediation plan for the deferred tax accounting weakness included a special project in which we staffed qualified outside tax and accounting consultants, beginning in the second quarter of 2006, to fully assess the material weakness. Management also obtained internal and external resources for the preparation of the 2006 and 2007 quarter-end and year-end closings. The initial phase of the remediation plans has resulted in the restatement of the 2005 annual consolidated financial statements as more fully described in Amendment No. 1 to the Form 10-K for December 31, 2005 in Note 1A. We continue to strengthen our controls over income tax accounting with additional internal accounting and external resources through and including the preparation of the 2006 and 2007 income tax provision and related footnote disclosures. To remediate the control weakness related to personnel, management has hired a Manager of Financial Reporting who possesses the technical qualifications to properly account for both non-routine and routine transactions. Management has additionally hired a Manager of Internal Audit/SOX to assist management in the proper implementation of adequate disclosure controls. Management, with the assistance of the Manager of Internal Audit/SOX, has developed, and will continue to develop, detailed control remediation steps for each of the deficiencies noted above and has begun implementation of those controls. Management will also conduct an analysis of the current financial reporting staff and validate that the roles and responsibilities have been properly allocated and assess the potential need for additional resources. Management will obtain those resources if deemed necessary.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Except as otherwise discussed above, there were no changes in our internal control over financial reporting that occurred during the period covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

During the three months ended March 31, 2007, there have been no material developments in the Company's legal proceedings. For more detailed information, see the disclosures provided in Note 12 to the unaudited condensed consolidated financial statements in this Form 10-Q and Note 18 to our Consolidated Financial Statements and in "Item 3 --Legal Proceedings" set forth in our 2006 10-K.

ITEM 1A.  RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, "Risk Factors" in our 2006 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The Risk Factors included in our 2006 10-K have not materially changed. The risks described in our 2006 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

 EXHIBIT
 NUMBER     DESCRIPTION
 ------     -----------

   3.1 Amended and Restated Bylaws of International Wire Group, Inc. (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed February 28, 2007, and incorporated herein by reference).

   10.1 Letter agreement, dated March 26, 2007, between International Wire Group, Inc. and William Lane Pennington (filed as Exhibit 10.39 to the Company's Annual Report on Form 10-K filed April 30, 2007, and incorporated herein by reference).

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

                                          INTERNATIONAL WIRE GROUP, INC.

Dated: May 15, 2007                       By:   /s/ GLENN J. HOLLER
                                              ----------------------------------
                                          Name:  Glenn J. Holler
                                          Title: Senior Vice President, Chief
                                                 Financial Officer (Principal
                                                 Financial and Accounting
                                                 Officer) and Secretary

                                  EXHIBIT INDEX

 EXHIBIT
 NUMBER     DESCRIPTION
 ------     -----------

   3.1 Amended and Restated Bylaws of International Wire Group, Inc. (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed February 28, 2007, and incorporated herein by reference).

   10.1 Letter agreement, dated March 26, 2007, between International Wire Group, Inc. and William Lane Pennington (filed as Exhibit 10.39 to the Company's Annual Report on Form 10-K filed April 30, 2007, and incorporated herein by reference).

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