Form 10-Q
period 2007-06-30
INTERNATIONAL WIRE GROUP INC
filed 2007-08-10
CIK 947429

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                     ------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

                                 YES [X] NO [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer[_]     Accelerated filer[_]     Non-accelerated filer[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 YES [_] NO [X]

APPLICABLE ONLY TO ISSUES INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                 YES [X] NO [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of July 31, 2007, there were 10,005,002 shares, par value $.01 per share, outstanding.

                                      INDEX



PART I. - FINANCIAL INFORMATION..............................................1

      ITEM 1. FINANCIAL STATEMENTS...........................................1

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS....................................14

      ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....22

      ITEM 4. CONTROLS AND PROCEDURES.......................................23

PART II. - OTHER INFORMATION................................................25

      ITEM 1. LEGAL PROCEEDINGS.............................................25

      ITEM 1A. RISK FACTORS.................................................25

      ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS...25

      ITEM 3. DEFAULTS UPON SENIOR SECURITIES...............................25

      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........25

      ITEM 5. OTHER INFORMATION.............................................25

      ITEM 6. EXHIBITS......................................................26

Certification of Principal Executive Officer................................29

Certification of Principal Financial Officer................................30

Certification of Principal Executive Officer................................31

Certification of Principal Financial Officer................................32

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                         INTERNATIONAL WIRE GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                  JUNE 30,   DECEMBER 31,
                                                                    2007         2006
                                                                 ---------    ---------
                                                         (IN THOUSANDS, EXCEPT FOR SHARE DATA)
                                     ASSETS
Current assets:
   Cash and cash equivalents .................................   $   1,921    $   3,315
   Accounts receivable, less allowance of $1,160 and $1,738 ..     117,983       97,896
   Inventories ...............................................      63,285       58,808
   Prepaid expenses and other ................................       7,075        7,135
   Assets held for sale ......................................       1,527         --
   Deferred income taxes .....................................      14,839       16,701
                                                                 ---------    ---------
      Total current assets ...................................     206,630      183,855
Property, plant and equipment, net ...........................     105,594      103,889
Goodwill .....................................................      62,148       62,148
Identifiable intangibles, net ................................      17,339       18,369
Deferred financing costs, net ................................       2,639        2,955
Restricted cash ..............................................       1,531        1,559
Other assets .................................................       3,133        2,790
                                                                 ---------    ---------
      Total assets ...........................................   $ 399,014    $ 375,565
                                                                 =========    =========



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt ......................   $      29    $     535
   Accounts payable and other ................................      61,067       33,513
   Accrued and other liabilities .............................      15,222       14,264
   Accrued payroll and payroll related items .................       7,538       10,401
   Customers' deposits .......................................      13,046       12,086
   Accrued income taxes ......................................       1,450        1,011
   Accrued interest ..........................................       1,833        1,847
                                                                 ---------    ---------
      Total current liabilities ..............................     100,185       73,657
Long-term debt, less current maturities ......................     100,230      113,020
Other long-term liabilities ..................................       3,842        4,029
Deferred income taxes ........................................      12,771       13,602
                                                                 ---------    ---------
      Total liabilities ......................................     217,028      204,308
                                                                 ---------    ---------
Stockholders' equity:
   Common stock, $.01 par value, 20,000,000 shares authorized,
      10,005,002 and 10,000,002 issued and outstanding .......         100          100
   Contributed capital .......................................     183,194      181,566
   Accumulated deficit .......................................      (2,951)     (11,573)
   Accumulated other comprehensive income ....................       1,643        1,164
                                                                 ---------    ---------
      Total stockholders' equity .............................     181,986      171,257
                                                                 ---------    ---------
      Total liabilities and stockholders' equity .............   $ 399,014    $ 375,565
                                                                 =========    =========


   See accompanying notes to the condensed consolidated financial statements.


                                          INTERNATIONAL WIRE GROUP, INC.
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)

                                                        FOR THE THREE MONTHS ENDED      FOR THE SIX MONTHS ENDED
                                                       ----------------------------   ----------------------------
                                                         JUNE 30,        JUNE 30,       JUNE 30,        JUNE 30,
                                                           2007            2006           2007            2006
                                                       ------------    ------------   ------------    ------------
                                                           (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)
Net sales ..........................................   $    200,030    $    214,077   $    374,155    $    358,640

Operating expenses:
Cost of goods sold, exclusive of depreciation and
     amortization expense shown below ..............        176,180         191,774        326,940         318,931
Selling, general and administrative expenses .......         11,561           9,985         22,717          17,649
Depreciation .......................................          3,146           2,587          6,279           4,459
Amortization .......................................            819             839          1,620           1,649
Loss on sale of property, plant and equipment ......              6            --                6            --
                                                       ------------    ------------   ------------    ------------

Operating income ...................................          8,318           8,892         16,593          15,952

Other income/(expense):
     Interest expense ..............................         (2,540)         (3,778         (4,832)         (6,634)
     Amortization of deferred financing costs ......           (159)           (177           (318)           (339)
     Other, net ....................................            (12)            305              8             239
                                                       ------------    ------------   ------------    ------------

Income from continuing operations before income tax
     provision .....................................          5,607           5,242         11,451           9,218
Income tax provision from continuing operations ....          1,383           2,104          3,317           3,597
                                                       ------------    ------------   ------------    ------------
Income from continuing operations ..................          4,224           3,138          8,134           5,621

Income/(loss) from discontinued operations, net of
     income tax provision/(benefit) of $33, $77, $65
     and ($264) ....................................             73             126            140            (496)
                                                       ------------    ------------   ------------    ------------

Net income .........................................   $      4,297    $      3,264   $      8,274    $      5,125
                                                       ============    ============   ============    ============

Basic net income/(loss) per share:
     Income from continuing operations .............   $       0.42    $       0.31   $       0.82    $       0.56
     Income/(loss) from discontinued operations ....           0.01            0.01           0.01           (0.05)
                                                       ------------    ------------   ------------    ------------
     Net income ....................................   $       0.43    $       0.32   $       0.83    $       0.51
                                                       ============    ============   ============    ============


Diluted net income/(loss) per share:
     Income from continuing operations .............   $       0.41    $       0.31   $       0.80    $       0.56
     Income/(loss) from discontinued operations ....           0.01            0.01           0.01           (0.05)
                                                       ------------    ------------   ------------    ------------
     Net income ....................................   $       0.42    $       0.32   $       0.81    $       0.51
                                                       ============    ============   ============    ============

Weighted average basic shares outstanding ..........     10,001,431      10,000,002     10,000,720      10,000,002
Weighted average diluted shares outstanding ........     10,255,935      10,000,825     10,162,594      10,001,090

   See accompanying notes to the condensed consolidated financial statements.

                                      INTERNATIONAL WIRE GROUP, INC.
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (UNAUDITED)

                                                                        FOR THE SIX MONTHS ENDED
                                                                        ------------------------
                                                                          JUNE 30,     JUNE 30,
                                                                            2007         2006
                                                                         ---------    ---------
                                                                             (IN THOUSANDS)
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
     Net income ......................................................   $   8,274    $   5,125
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation ................................................       6,279        5,196
         Amortization ................................................       1,620        1,976
         Amortization of deferred financing costs ....................         318          339
         Stock-based compensation expense ............................       1,565          544
         Gain on sale of property, plant and equipment ...............        (243)        (464)
         Deferred income taxes .......................................       1,347         --
         Change in operating assets and liabilities, net of
             acquisitions and divestitures:
             Accounts receivable .....................................     (19,702)     (18,451)
             Inventories .............................................      (4,320)      (7,093)
             Prepaid expenses and other assets .......................      (1,066)      (1,089)
             Accounts payable and other ..............................      30,435       21,318
             Accrued and other liabilities ...........................         908         (751)
             Accrued payroll and payroll related items ...............      (2,906)         818
             Customers' deposits .....................................         960        1,874
             Accrued interest ........................................         (14)          12
             Accrued income taxes ....................................         431        3,309
             Other long-term liabilities .............................        (235)        (332)
                                                                         ---------    ---------
                 Net cash provided by operating activities ...........      23,651       12,331
                                                                         ---------    ---------
CASH FLOWS USED IN INVESTING ACTIVITIES:
         Capital expenditures ........................................      (9,383)      (4,915)
         Proceeds from sale of property, plant and equipment .........         497          644
         Restricted cash .............................................          28         (158)
         Proceeds from sale of assets held for sale ..................        --          1,975
         Acquisition of Phelps Dodge High Performance Conductors of
             SC&GA, Inc., net of $45 cash acquired ...................      (3,000)     (50,012)
                                                                         ---------    ---------
                 Net cash used in investing activities ...............     (11,858)     (52,466)
                                                                         ---------    ---------
CASH FLOWS (USED IN)/PROVIDED BY FINANCING ACTIVITIES:
             Borrowings of long-term obligations .....................     176,132      217,510
             Repayment of long-term borrowings .......................    (189,428)    (175,552)
             Proceeds from the issuance of common stock ..............          55         --
             Financing fees ..........................................          (2)        (338)
                                                                         ---------    ---------
                 Net cash (used in)/provided by financing activities..     (13,243)      41,620
                                                                         ---------    ---------
Effects of exchange rate changes on cash and cash equivalents ........          56       (1,367)
                                                                         ---------    ---------
                 Net change in cash and cash equivalents .............      (1,394)         118
Cash and cash equivalents at beginning of the period .................       3,315        5,422
                                                                         ---------    ---------
Cash and cash equivalents at end of the period .......................   $   1,921    $   5,540
                                                                         =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid ........................................................   $   4,846    $   6,646
                                                                         =========    =========
Net taxes paid (including taxes refunded of $129 in 2006) ............   $   1,438    $     247
                                                                         =========    =========
Amount included in accounts payable and other for capital expenditures   $     652    $    --
                                                                         =========    =========

   See accompanying notes to the condensed consolidated financial statements.

                         INTERNATIONAL WIRE GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

1.    BUSINESS ORGANIZATION AND BASIS OF PRESENTATION

      UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      The unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows of International Wire Group, Inc. (the "Company ", "we" or "our"). The results for the three and six months ended June 30, 2007 and 2006 are not necessarily indicative of the results that may be expected for a full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2006.

      Cash and Cash Equivalents - The Company's banking arrangements allow for the Company to fund outstanding checks when presented to the financial institution for payment. This cash management practice frequently results in a net cash book overdraft position, which occurs when total issued checks exceed available cash balances at a single financial institution. The Company has recorded its cash disbursement accounts with a net cash book overdraft position in accounts payable in the accompanying condensed consolidated balance sheets. At June 30, 2007 and December 31, 2006, the Company had net cash book overdrafts of $2,843 and $0, respectively.

2.    ACQUISITION

      On March 4, 2006, the Company entered into a Stock Purchase Agreement ("HPC Purchase Agreement") to acquire Phelps Dodge High Performance Conductors of SC & GA, Inc. ("HPC") from Phelps Dodge Corporation ("PD"). HPC is a manufacturer of specialty high performance conductors which are plated copper and copper alloy conductors offering both standard and customized high and low temperature conductors as well as specialty film insulated conductors and miniature tubing products. The conductors manufactured are tin, nickel and silver plated, including some proprietary products. High temperature products are generally used where high thermal stability and good solderability are required for certain military and commercial aerospace applications. The medical products include ultra fine alloys, which are used in medical electronics such as ultrasound equipment and portable defibrillators. The tubing products are used in a variety of medical devices in medicine delivery and coronary procedures. These products are sold to harness assembly manufacturers, distributors and original equipment manufacturers ("OEM's") in the United States, Europe and Asia primarily serving the aerospace, medical, automotive, computer, telecommunications, mass transportation, geophysical and electronics markets. HPC has manufacturing operations in Inman, South Carolina and Trenton, Georgia and a sales/distribution facility in Belgium.

      On March 31, 2006, the Company completed the acquisition of all of the outstanding common stock of HPC for $42,000 plus an estimated working capital adjustment payment at closing of $1,676. An additional working capital adjustment of $2,671 was paid in August 2006. The acquisition was funded with borrowings under the Company's Revolver Credit Facility. Additionally, we purchased the copper inventory held on consignment by HPC from PD for $5,057. In addition, pursuant to the Purchase Agreement, there is a contingency payment capped at $3,000 based on performance, and in May 2007, the $3,000 payment was made. Phelps Dodge High Performance Conductors of SC & GA, Inc. changed its name to IWG High Performance Conductors, Inc. This acquisition continues the execution of our strategy to expand our product offerings and sell into new markets.

      This acquisition has been accounted for as a purchase on March 31, 2006. Results of operations of HPC are included in the accompanying condensed consolidated statements of operations beginning April 1, 2006.

      The total purchase price of the HPC acquisition was $55,188 and the payment of related purchase price, fees and costs is summarized as follows:

        Purchase of common stock and estimated working capital
           adjustment at closing .............................    $43,67
        Additional working capital adjustment ................     2,671
        Purchase of consigned inventory ......................     5,057
        Contingent payment ...................................     3,000
        Fees and costs .......................................       784
                                                                 -------
                                                                 $55,188
                                                                 =======


      The total acquisition costs have been allocated to the acquired net assets at fair value as follows:

        Current assets .....................................   $ 34,288
        Property, plant and equipment ......................     30,789
        Identifiable intangibles ...........................        460
        Current liabilities, excluding deferred income taxes    (3,06)5
        Deferred income taxes ..............................     (6,937)
        Other liabilities ..................................       (347)
                                                               --------
                                                               $ 55,188
                                                               ========



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

      The following table shows summary unaudited pro forma results of operations as if the Company and HPC had been combined as of the beginning of the periods presented. The unaudited pro forma results of operations are based on estimates and assumptions and have been made solely for purposes of developing such pro forma information. The pro forma information for the six months ended June 30, 2006 reflects adjustments including: elimination of intercompany sales; reduction of expenses for pension and post-retirement medical; adjustment to depreciation relating to the adjustment to the fair market value and adjusted useful lives of existing property, plant and equipment; additional amortization of identifiable intangibles; adjustment of interest expense for additional borrowings and reflects a 38% effective tax rate. The pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results or financial position that would have occurred if the acquisition had been consummated at the beginning of the periods presented:

                                                             PRO FORMA
                                                             ---------
                                                            FOR THE SIX
                                                           MONTHS ENDED
                                                              JUNE 30,
                                                                2006
                                                              --------
         Net sales ........................................   $385,534
         Income from continuing operations ................      6,652
         Net income .......................................      6,156
         Basic and diluted net income per
            share .........................................       0.62

3.    RECENTLY ISSUED ACCOUNTING STANDARDS

      In July 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 ("FIN 48"), to be effective for fiscal years beginning after December 15, 2006. This interpretation adopts a two-step approach for recognizing and measuring tax benefits and requires certain disclosures about uncertainties in income tax positions. Under FIN 48, the impact of an uncertain income tax position on an income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. On January 1, 2007, the Company adopted the provisions of FIN 48. As a result of the adoption of FIN 48, the Company recognized a decrease of $348 to the opening balance of accumulated deficit. See Note 11.

      In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities and expands disclosures about fair value measurements. The statement applies whenever other pronouncements require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for the Company's fiscal year beginning January 1, 2008. The Company is evaluating the impact the adoption of SFAS No. 157 will have on the Company's financial statements.

      In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities ("SFAS No. 159") -- including an amendment to FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective for the Company's fiscal year beginning January 1, 2008. The Company is evaluating the impact the adoption of SFAS No. 159 will have on the Company's financial statements.

4.    INVENTORIES

      The composition of inventories is as follows:


                                                       June 30,     December 31,
                                                         2007          2006
                                                     -----------   -----------
          Raw materials..............................$    16,969   $    16,960
          Work-in-process............................     16,303        13,827
          Finished goods.............................     30,013        28,021
                                                     -----------   -----------
               Total inventories.....................$    63,285   $    58,808
                                                     ===========   ===========


      Inventories are valued at the lower of cost or current estimated market value. Cost is determined using the last-in, first-out ("LIFO") method for the Bare Wire and High Performance Conductors segments and the first-in, first-out ("FIFO") method for the Engineered Wire Products - Europe segment. The primary components of inventory costs include raw materials used in the production process (copper, tin, nickel, silver, alloys and other) and production related labor and overhead costs net of scrap sales. Had all inventories been valued at the FIFO cost method, inventories would have been $40,230 and $37,245 higher as of June 30, 2007 and December 31, 2006, respectively.

5.    ASSETS HELD FOR SALE

      In fiscal 2006, the Company temporarily idled one of its facilities in Texas due to a decrease in sales demand in that region. Having met the criteria of SFAS No. 144, these assets have been classified as "held for sale" in the accompanying condensed consolidated balance sheet at June 30, 2007. These assets are reported within the Bare Wire segment and consist of real property. The property was sold on August 2, 2007 for $2,350. A net gain on the sale of approximately $465 will be recorded in the third quarter of fiscal 2007.

6.    GOODWILL AND INTANGIBLE ASSETS

      The carrying amounts of goodwill are as follows:
                                                         JUNE 30,   DECEMBER 31,
                                                           2007        2006
                                                         --------    --------
        Balance, beginning of period ................... $ 62,148    $ 62,307
        Reversal of deferred income tax valuation
         allowance......................................     --          (159)
                                                         --------    --------

        Balance, end of period ......................... $ 62,148    $ 62,148
                                                         ========    ========


      At June 30, 2007 and December 31, 2006, all goodwill is included in the Bare Wire segment. The Company completed its annual impairment test at December 31, 2006 and concluded that goodwill was not impaired.

      The components of identifiable intangibles are as follows:

                                              JUNE 30, 2007       DECEMBER 31, 2006
                                           --------------------  --------------------
                                                   ACCUMULATED           ACCUMULATED
                                            COST   AMORTIZATION   COST   AMORTIZATION
                                           ------- ------------  ------- ------------
Customer contracts and relationships.....  $ 9,534    $ 1,718    $ 9,534    $ 1,400
Trade names and trademarks ..............   10,568      1,400     10,568      1,135
Leases ..................................    2,671      2,403      2,671      1,958
Alloys ..................................       92          5         92          3
                                           -------    -------    -------    -------

         Total identifiable
             intangibles ................  $22,865    $ 5,526    $22,865    $ 4,496
                                           =======    =======    =======    =======


      Amortization expense for the six months ended June 30, 2007 and June 30, 2006 was $1,030 and $1,049, respectively. Amortization expense for identifiable intangibles for the next five fiscal years and thereafter is as follows:

                                                                       AMOUNT
                                                                      -------
      2007 (remaining six months) ...............................     $   853
      2008.......................................................       1,169
      2009.......................................................       1,169
      2010.......................................................       1,169
      2011.......................................................       1,169
      Thereafter ................................................      11,810

7.    STOCK OPTION PLANS AND COMPENSATION EXPENSE

      Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment ("SFAS No. 123(R)") which requires measurement of compensation cost for all stock awards at fair value on the date of grant and recognition of compensation cost spread over the service periods for awards expected to vest. SFAS No. 123(R) was adopted using the modified-prospective transition method. Under this method, compensation cost recognized in the six-month periods ended June 30, 2007 and 2006 includes: (a) compensation cost for all unvested share-based awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123, Accounting For Stock-Based Compensation, and (b) compensation cost for all share-based awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with SFAS No. 123(R). Stock-based compensation expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

      The Company uses the Black-Scholes option model to estimate fair value of share-based awards with the following weighted average assumptions:

                                                       SIX MONTHS ENDED
                                              ----------------------------------
                                              JUNE 30, 2007        JUNE 30, 2006
                                              -------------        -------------
         Stock Options and Awards:
         Expected life....................        6 years             6 years
         Expected volatility..............         58.0%               40.0%
         Dividend yield...................           0%                 0%
         Risk-free interest rate..........          4.9%               4.9%

      The Company calculates expected volatility for stock options using historical volatility of a group of companies in the wire and cable industry. The risk-free interest rate is estimated based on the Federal Reserve's historical data for the maturity of nominal treasury investments that corresponds to the expected term of the option. The expected life was determined using the simplified method as these awards meet the definition of "plain-vanilla" options under the rules prescribed by Staff Accounting Bulletin 107.

      Stock option activity for the six months ended June 30, 2007 is summarized as follows:

                                                             WEIGHTED     WEIGHTED
                                                              AVERAGE      AVERAGE      AGGREGATE
                                                 OPTIONS     EXERCISE     REMAINING     INTRINSIC
                                               OUTSTANDING    PRICE     TERM IN YEARS     VALUE
                                               -----------   --------   -------------   ---------

Outstanding at January 1, 2007...............    1,114,300   $ 15.03

Exercised....................................       (5,000)  $ 11.00
                                                ----------
Outstanding at June 30, 2007.................    1,109,300   $ 15.05         8.8         $8,819
                                                ==========
Vested or expected to vest at June 30, 2007..    1,053,835   $ 15.05         8.8         $8,378
                                                ==========
Exercisable at June 30, 2007.................      668,867   $ 14.93         8.8         $5,398
                                                ==========

      The Company recorded stock-based compensation expense of $1,565 and $544 for the six months ended June 30, 2007 and 2006, respectively. As of June 30, 2007, the Company had total unrecognized compensation costs of $1,786 which will be recognized as compensation expense over a weighted average period of 0.8 years. The Company estimates a 5% forfeiture rate in recording stock-based compensation expense. As of June 30, 2007, no awards have been exercised under the 2006 Management Stock Option Plan and the 2006 Stock Option Plan for Non-Employee Directors, and options for 5,000 shares have been exercised under the grant to Lane Pennington. The stock options are non-qualified which results in the creation of a deferred tax asset until the time the option is exercised.

8.    COMPREHENSIVE INCOME

      Comprehensive income is comprised of:


                                              FOR THE THREE           FOR THE SIX
                                              MONTHS ENDED            MONTHS ENDED
                                          -------------------    --------------------
                                          JUNE 30,   JUNE 30,    JUNE 30,    JUNE 30,
                                            2007       2006        2007        2006
                                          --------   --------    --------    --------
Net income .............................. $  4,297   $  3,264    $  8,274    $  5,125
Foreign currency translation adjustment..      225      1,038         479       2,044
                                          --------   --------    --------    --------
     Total comprehensive income ......... $  4,522   $  4,302    $  8,753    $  7,169
                                          ========   ========    ========    ========

9.    NET INCOME PER SHARE

      Net income per share is calculated using the weighted average number of common shares outstanding during the period. For purposes of computing weighted average dilutive shares outstanding, the Company uses the treasury stock method as required by Statement of Financial Accounting Standards No. 128, Earnings Per Share (as amended). The following table provides a reconciliation of the number of shares outstanding for basic and dilutive earnings per share:

                                    FOR THE THREE               FOR THE SIX
                                    MONTHS ENDED                MONTHS ENDED
                             ------------------------    ------------------------
                              JUNE 30,      JUNE 30,      JUNE 30,      JUNE 30,
                                2007          2006          2007          2006
                             ----------    ----------    ----------    ----------
Weighted average shares .... 10,001,431    10,000,002    10,000,720    10,000,002
     outstanding-basic
Dilutive effect of stock
     options ...............    254,504           823       161,874         1,088
                             ----------    ----------    ----------    ----------
Weighted average shares
     outstanding-dilutive... 10,255,935    10,000,825    10,162,594    10,001,090
                             ==========    ==========    ==========    ==========


      Weighted average shares outstanding for the three and six month periods ended June 30, 2006 exclude 1,041,300 options, because they are antidilutive under the treasury stock method.

10.   LONG-TERM DEBT

      The composition of long-term debt is as follows:

                                                      JUNE 30,     DECEMBER 31,
                                                        2007           2006
                                                      --------       --------
Senior Revolver Credit Facility ..................    $ 25,230       $ 38,020
10% Secured Senior Subordinated Notes ............      75,000         75,000
Other ............................................          29            535
                                                      --------       --------

Total long-term debt .............................     100,259        113,555
Less current maturities ..........................          29            535
                                                      --------       --------
Long-term portion of long-term debt ..............    $100,230       $113,020
                                                      ========       ========


      SENIOR REVOLVER CREDIT FACILITY

      The Company and its domestic subsidiaries are parties to a credit agreement (the "Revolver Credit Facility") with Wachovia Capital Financial Corporation (Central), formerly known as Congress Financial Corporation (Central), as administrative agent, and several banks and financial institutions parties. The Revolver Credit Facility is a senior revolver credit facility in the amount of up to $200,000 subject to borrowing availability (including, as a sub-facility of the Revolver Credit Facility, a $25,000 letter of credit facility).

      Borrowings under the Revolver Credit Facility are tied to a borrowing base, which is calculated by reference to, among other things, eligible accounts receivable, eligible inventory and eligible real property and equipment. As of June 30, 2007, letters of credit in the amount of $15,472 were outstanding and $25,230 was drawn under the Revolver Credit Facility. Availability under the Revolver Credit Facility was $117,449 as of June 30, 2007. The Company's domestic subsidiaries are the primary parties to the Revolver Credit Facility. The Company has guaranteed their obligations under the Revolver Credit Facility. The collateral for the Revolver Credit Facility includes all or substantially all of the Company's and its domestic subsidiaries' assets, including 65 percent of the capital stock of, or other equity interests in, the Company's foreign subsidiaries.

      The Company may choose to pay interest on advances under the Revolver Credit Facility at either a Eurodollar rate or a base rate plus the following applicable margin: (1) for base rate Revolver Credit Facility advances, 0.00 percent, (2) for Eurodollar rate advances, 1.25 percent to
      1.75 percent per annum, subject to adjustment in accordance with a pricing grid based on excess availability and (3) for letters of credit, 1.50 percent per annum. The default rate is 2.00 percent above the rate otherwise applicable. The Company also has an annual commitment fee of
      0.25 percent on the unused balance of its Revolver Credit Facility and an issuance letter of credit fee equal to 2.00 percent.

      The Revolver Credit Facility requires the Company to observe conditions, affirmative covenants and negative covenants (including financial covenants). These covenants include limitations on the Company's ability to pay dividends, make acquisitions, dispose of assets, incur additional indebtedness, incur guarantee obligations, create liens, make investments, engage in mergers, make negative pledges, change the nature of its business or engage in certain transactions with affiliates. In addition, the Company's subsidiaries are restricted from making dividends and other restricted payments (which may include payments of intercompany indebtedness) to the Company for purposes other than the payment of reasonable compensation to officers, employees and directors for services rendered to the Company's subsidiaries in the ordinary course of business, payments by the Company's subsidiaries for actual and necessary reasonable out-of-pocket legal and accounting, insurance, marketing, payroll and similar types of services paid for by the Company on behalf of the Company's subsidiaries, in the ordinary course of their respective businesses or as the same may be directly attributable to the Company's subsidiaries, for the payment of taxes by or on behalf of the Company, and the payments by the Company's subsidiaries for the payment of fees, principal and interest on the Notes described below. The Company must also comply with a fixed charge coverage ratio when either (1) the minimum availability under the credit facility falls below $30,000 or (2) there is a default or event of default.

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

            o An amount equal to 100 percent of the net proceeds of any non-ordinary course sale or other disposition by the Company or any of its subsidiaries of any assets, except for certain exceptions.

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


11.   INCOME TAXES

      During the second quarter, the 2007 annual effective tax rate was lowered to 31.6%, exclusive of discreet items for the six months ended June 30, 2007, due to changes in certain state tax laws.

      On January 1, 2007, the Company adopted the provisions of FIN 48. The total amount of the liability for unrecognized tax benefits as of the date of adoption was $907, which is included in "Other long-term liabilities." As a result of the adoption of FIN 48, the Company recognized a decrease in the liability for unrecognized tax benefits, net of deferred income taxes, as of January 1, 2007 with a corresponding decrease in the Company's accumulated deficit totaling $348.

      The total unrecognized tax benefits balance at January 1, 2007 is comprised of tax benefits that, if recognized, would affect the effective rate.

      The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the year ended December 31, 2006, the Company recognized approximately $58 in penalties and interest. The Company had $58 accrued for the payment of interest and penalties at December 31, 2006. Upon adoption of FIN 48 on January 1, 2007, the Company decreased its accrual for interest and penalties to $8.

      The Company is subject to taxation in the United States and various state and foreign jurisdictions. The Company's tax years from 2001 to 2006 are subject to examination by the taxing authorities.

12.   BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

      The Company's three reportable segments are Bare Wire, Engineered Wire Products-Europe, and High Performance Conductors. These segments are strategic business units organized around three product categories that follow management's internal organization structure. The Company evaluates segment performance based on segment operating income.

      The Bare Wire segment manufactures bare and tin-plated copper wire products (or conductors) used to transmit digital, video and audio signals or conduct electricity and sells to insulated wire manufacturers and various OEM's for use in computer and data communications products, general industrial, energy, appliances, automobiles, and other applications. The Bare Wire segment is in the primary business of copper fabrication. The Company may provide such copper to its customers or use their copper in the fabrication process. While the Company bills its customers for copper it provides, it does not distinguish in its records these customer types and it is therefore not practical to provide such disclosure.

      The Engineered Wire Products-Europe segment manufactures and engineers connections and bare copper wire products (or conductors) to conduct electricity either for power or for grounding purposes and are sold to a diverse customer base of various OEM's for use in electrical appliances, power supply, aircraft and railway, and automotive products.

      The High Performance Conductors segment, which resulted from the Company's acquisition described in Note 2, manufactures specialty high performance conductors which include tin, nickel and silver plated copper and copper alloy conductors including high and low temperature standard and customized conductors as well as specialty film, insulated conductors and miniature tubing products.

      Summarized financial information for the Company's reportable segments is as follows:

                                      ENGINEERED
                                         WIRE         HIGH
                                       PRODUCTS-   PERFORMANCE
                         BARE WIRE      EUROPE     CONDUCTORS    CORPORATE    ELIMINATIONS     TOTAL
                         ---------      ------     ----------    ---------    ------------     -----
NET SALES
     Three months ended
         June 30, 2007    $152,475     $ 16,936     $ 31,191     $   --        $   (572)     $200,030
     Three months ended
         June 30, 2006     170,863       14,272       29,028         --             (86)      214,077
     Six months ended
         June 30, 2007     278,580       34,037       62,403         --            (865)      374,155
     Six months ended
         June 30, 2006     302,919       26,938       29,028         --            (245)      358,640

OPERATING INCOME/(LOSS)
     Three months ended
         June 30, 2007       4,654        1,500        3,449       (1,285)         --           8,318
     Three months ended
         June 30, 2006       5,312        1,158        2,962         (540)         --           8,892
     Six months ended
         June 30, 2007       9,417        2,524        6,721       (2,069)         --          16,593
     Six months ended
         June 30, 2006      11,320        2,219        2,962         (549)         --          15,952

GOODWILL
     June 30, 2007 ....     62,148         --           --           --            --          62,148
     December 31, 2006      62,148         --           --           --            --          62,148

TOTAL ASSETS
     June 30, 2007 ....    272,066       39,778       63,838       30,970        (7,638)      399,014
     December 31, 2006     247,778       40,115       62,863       32,161        (7,352)      375,565


      The following table presents sales by period and by geographic region based on the country in which the legal subsidiary is domiciled:

                                    FOR THE THREE               FOR THE SIX
                                    MONTHS ENDED                MONTHS ENDED
                              ----------------------      ----------------------
                              JUNE 30,      JUNE 30,      JUNE 30,      JUNE 30,
                                2007          2006          2007          2006
                              --------      --------      --------      --------
United States ..........      $181,093      $199,805      $335,543      $331,702
Europe .................        18,937        14,272        38,612        26,938
                              --------      --------      --------      --------

     Total .............      $200,030      $214,077      $374,155      $358,640
                              ========      ========      ========      ========


      The following table presents property, plant and equipment, net, by geographic region based on the location of the asset (excludes amounts included in assets held for sale):

                                                   JUNE 30,    DECEMBER 31,
                                                     2007          2006
                                                   --------      --------
         United States ........................    $ 95,984      $ 94,568
         Europe ...............................       9,610         9,321
                                                   --------      --------

              Total ...........................    $105,594      $103,889
                                                   ========      ========


13.   RELATED PARTY TRANSACTIONS

      The Company sells a portion of its production scrap to Prime Materials Recovery, Inc. ("Prime") and Prime also performs certain scrap processing services for the Company. Prime is a closely held company and its major shareholder, chairman and director is the Chief Executive Officer of the Company. In addition, the Vice President of Finance of the Company holds a minority ownership interest and is a director. The Company had sales to Prime of $6,275 and $7,572 for the three months ended June 30, 2007 and 2006, respectively, and $9,573 and $11,278 for the six months ended June 30, 2007 and 2006, respectively. The outstanding trade receivables were $2,028 and $2,564 at June 30, 2007 and December 31, 2006, respectively. The Company incurred scrap conversion costs from Prime of $389 and $0 for the three months ended June 30, 2007 and 2006, respectively, and $414 and $0 for the six months ended June 30, 2007 and 2006, respectively. The outstanding trade payables were $16 and $0 at June 30, 2007 and December 31, 2006, respectively. Sales to and purchases from Prime were made at terms comparable to those of other companies in the industry.

14.   LITIGATION

      In February 2002, the Company initiated an action in the Circuit Court of Cook County, Chancery Division (Case No. 02CH2470) located in Chicago, Illinois, titled International Wire Group, Inc. v. National Union Fire Insurance Company of Pittsburgh, Pennsylvania, AIG Technical Services, Inc., Aon Corporation and Aon Risk Services of Missouri, Ltd. (the "AIG Litigation "). The Company alleges in the complaint in such action, among other things, that National Union is obligated to defend and indemnify and otherwise provide insurance coverage to the Company and the various OEM's for certain claims and damages related to certain water inlet hoses supplied by and through the Company's former wire harness business pursuant to two (2) $25,000 excess insurance policies issued to the Company by National Union. In July 2003, a ruling was rendered in this matter. The trial court ruled in favor of the Company and ruled that National Union/AIG is obligated to defend and indemnify and otherwise provide insurance coverage to the Company and various OEM's for certain claims and damages related to certain water inlet hoses supplied by and through the Company pursuant to the two (2) $25,000 excess insurance policies issued to the Company by National Union. National Union/AIG filed for an appeal of the decision.

      In December 2003, the Company and its former parent company reached an agreement with National Union, AIG Technical Services, Aon Corporation and Aon Risk Services of Missouri to settle pending matters in the AIG Litigation. Under the settlement agreement, National Union agreed to provide full defense and indemnity to the Company and certain OEM's for all claims for damages that have occurred between April 1, 2000 and March 31, 2002 related to certain water inlet hoses supplied by and through the Company pursuant to the two (2) $25,000 excess insurance policies issued to the Company by National Union. All other aspects of the settlement are subject to the confidentiality provisions of the settlement agreement.

      In connection with the sale of the Company's former wire harness business to Viasystems International, Inc. in March 2000, the Company agreed to indemnify Viasystems for certain claims and litigation, including any claims related to the claims for water inlet hoses. The Company's policy is to record the probable and reasonably estimable loss related to the product liability claims. Over time, the level of claims, insurance coverage and settlements has varied. Accordingly, the Company has revised its estimated liability outstanding, or balance sheet reserve, based on actual claims reported and costs incurred and its estimate of claims and cost incurred but not reported. The Company has reached global settlements with various claimants related to such claims which are also considered in determining the balance sheet reserve. There are no recoveries from third parties considered in determining the balance sheet reserve. The following table summarizes the number of uninsured claims received, resolved and pending as of and for the periods ended June 30, 2007, December 31, 2006 and December 31, 2005 (in thousands, except number of claims):

                                                                        VALUE OF
                                                             NO. OF     ALLEGED
                                                             CLAIMS     DAMAGES
                                                            -------     -------
       As of December 31, 2005 ..........................       310     $ 3,611
       For the year ended December 31, 2006:
            New uninsured claims ........................       668       6,956
            Resolved uninsured claims ...................      (681)     (6,386)
                                                            -------     -------

       As of December 31, 2006 ..........................       297       4,181
       For the six months ended June 30, 2007:
            New uninsured claims ........................        99       1,724
            Resolved uninsured claims ...................      (231)     (2,837)
                                                            -------     -------
       As of June 30, 2007 ..............................       165     $ 3,068
                                                            =======     =======

      For the periods prior to April 1, 2002, the Company's product liability coverage is in excess of the insured claims outstanding. As of June 30, 2007 and December 31, 2006, the total of such claims was less than $2,000 with an estimated liability related to these claims of less than $500. As of June 30, 2007 and December 31, 2006, the Company had $75,000 of remaining insurance coverage under its excess umbrella policies for each of the insured years prior to April 1, 2002.

      For the periods ended June 30, 2007 and December 31, 2006, the aggregate settlement costs, cost of administering and litigating and average cost per resolved claim were as follows:

                                                    FOR THE SIX     FOR THE
                                                       MONTHS        YEAR
                                                       ENDED        ENDED
                                                      JUNE 30,    DECEMBER 31,
                                                        2007         2006
                                                      --------      --------
Aggregate settlement costs .........................     $ 86         $482

Cost of administering and litigating ...............     $ 78         $215

Average cost per resolved claim ....................     $  1         $  1

      The Company had a reserve of $1,086 and $1,250 as of June 30, 2007 and December 31, 2006, respectively, related to the estimated future payments to be made to the claimants in the settlement of the remaining incurred claims and claims incurred but not reported. The majority of payments are expected to be made over approximately the next three years. Due to the uncertainties associated with these product claims, such as greater than expected amount of unreported claims and amounts to be paid under reached global settlements, the future costs of final settlement of these claims may differ from the liability currently accrued. However, in the Company's opinion, the impact of final settlement of these claims on future operations, financial position and cash flows should not be material.

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

      We make forward-looking statements in this Form 10-Q that are based on management's beliefs and assumptions and on information currently available to management. Forward-looking statements include the information concerning the Company's possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, the effects of competition, outlook, objectives, plans, intentions and goals. For those statements, the Company claims the protection of the safe harbor for forward-looking statements provided for by Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words " believes, " " expects, " " may, " " will, " " should, " " seeks, " " pro forma, " " anticipates, " " intends, " " plans," " estimates, " or the negative of any thereof or other variations thereof or comparable terminology, or by discussions of strategy or intentions.

      Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. Undue reliance should not be placed on any forward-looking statements. We do not have any intention or obligation to update forward-looking statements after the filing of this Form 10-Q.

      Many important factors could cause our results to differ materially from those expressed in forward-looking statements. These factors include, but are not limited to, fluctuations in our operating results and customer orders, unexpected decreases in demand or increases in inventory levels, changes in the price of copper, tin, nickel and silver, copper premiums and alloys, the failure of our acquisitions and expansion plans to perform as expected, the competitive environment, our reliance on our significant customers, lack of long-term contracts, substantial dependence on business outside of the U.S. and risks associated with our international operations, limitations due to our indebtedness, loss of key employees or the deterioration in our relationship with employees, litigation, claims, liability from environmental laws and regulations and other factors. For additional information regarding risk factors, see our discussion in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006.

      OVERVIEW

      We, together with our subsidiaries, manufacture and market wire products, including bare and tin-plated copper wire, engineered wire products and high performance conductors for other wire suppliers and original equipment manufacturers or " OEM's ". Our products include a broad spectrum of copper wire configurations and gauges with a variety of electrical and conductive characteristics and are utilized by a wide variety of customers primarily in the aerospace, appliance, automotive, electronics/data communications, general industrial/energy and medical device industries. As of June 30, 2007, we manufacture and distribute our products at 14 facilities located in the United States, Belgium, France and Italy. For the period ended June 30, 2007, we operated our business in the following three segments:

            o Bare Wire. Our bare and tin-plated copper wire products (or conductors) are used to transmit digital, video and audio signals or conduct electricity and are sold to a diverse customer base of over 1,000 insulated wire manufacturers and various industrial OEM's for use in computer and data communications products, general industrial, energy, appliances, automobiles and other applications.

            o Engineered Wire Products - Europe. Our bare copper wire products are engineered and used to conduct electricity either for power or for grounding purposes and are sold to a diverse customer base of various OEM's for use in electrical appliances, power supply, aircraft and railway and automotive products.

            o High Performance Conductors. Our High Performance Conductors segment manufacturers specialty high performance conductors which include tin, nickel and silver-plated copper and copper alloy conductors including high and low temperature standard and customized conductors as well as specialty film insulated conductors and miniature tubing products. This segment resulted from our acquisition of Phelps Dodge High Performance Conductors of SC & GA, Inc. ("HPC") on March 31, 2006.

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

            o Automobiles - North American industry production statistics, which are influenced by labor relations issues, regulatory requirements and trade agreements. For the first six months of 2007, automotive industry production volumes decreased 5.6% compared to the same period for 2006.

            o Additional factors for the High Performance Conductors segment include commercial aircraft shipments, military aircraft deliveries and electro-medical equipment demand rates. Deliveries of large civil aircraft in the first six months of 2007 increased 20% over the same period in 2006. Demand for medical devices was also strong in the first six months of 2007 due to the broadening acceptance of products available for minimally invasive procedures and increased product development.

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

      A portion of our revenue is derived from processing customer-owned ("tolled") copper. The value of tolled copper is excluded from both our sales and costs of sales, as title to these materials and the related risks of ownership do not pass to us at any time. The remainder of our sales included non-customer owned copper ("owned copper" ). Accordingly, for these sales, copper is included in both sales and cost of sales.

      Our expenses in producing these products fall into three main categories - raw materials, including copper, silver, nickel, tin and alloys, labor and, to a lesser extent, utilities. Copper is the primary raw material incorporated in all of our products. As a world traded commodity, copper prices have historically been subject to fluctuations. Copper prices are affected by a number of factors, including worldwide demand, mining and transportation capacity and political instability. Copper supply is generally affected by the number and capacity of the mines that produce copper. For instance, production problems at a single major mine can impact worldwide supply and prices. Copper prices have increased from 2006 levels as a result of a combination of continued sustained demand from China and India and continued unprecedented levels of investment fund involvement. The average price of copper based upon The New York Mercantile Exchange, Inc. ("COMEX ") increased to $3.46 per pound for the three months ended June 30, 2007 from $3.37 per pound for the three months ended June 30, 2006, or 3%. We attempt, where possible, to minimize the impact of these fluctuations on our profitability through pass-through arrangements with our customers, which are based on similar variations of monthly copper price formulas.

      However, a severe increase in the price of copper can have a negative impact on our liquidity. Currently, a $0.10 per pound fluctuation in the price of copper will have an approximate $2.5 million impact on our working capital. Increased working capital requirements cause us to increase our borrowings, which increases our interest expense.

      Copper prices remain volatile. The average copper price for the six months ended June 30, 2007 of $3.08 per pound was higher than the COMEX price of $2.85 as of December 31, 2006. However, the price of copper on the COMEX was $3.37 per pound on August 9, 2007.

      With the HPC acquisition, other raw materials used include silver and nickel. The cost of silver and nickel components in our products is generally passed-through to our customers. For the three months ended June 30, 2007, the average price of silver increased by 9% and the average price of nickel increased by 141% compared to the three months ended June 30, 2006.

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

      RESULTS OF OPERATIONS

      The following table sets forth certain unaudited statements of operations data in millions of dollars and percentage of net sales for the periods indicated. The Company's insulated wire business is included in discontinued operations.

                                    FOR THE THREE MONTHS ENDED               FOR THE SIX MONTHS ENDED
                               ------------------------------------   -------------------------------------
                                    JUNE 30,            JUNE 30,            JUNE 30,            JUNE 30,
                                      2007                2006                2007                2006
                               ----------------   -----------------   -----------------   -----------------
Net sales...................   $ 200.0    100.0%  $  214.1    100.0%  $  374.2    100.0%  $  358.6    100.0%
Operating expenses:
Cost of goods sold,
     exclusive of
     depreciation and
     amortization expense
     shown below ...........     176.2     88.1      191.8     89.6      327.0     87.4      318.9     88.9
Selling, general and
     administrative
     expenses ..............      11.6      5.8       10.0      4.7       22.7      6.1       17.6      4.9
Depreciation and
     amortization ..........       3.9      1.9        3.4      1.6        7.9      2.1        6.1      1.7
                               -------  -------   --------  -------   --------  -------   --------  -------
Operating income ...........       8.3      4.2        8.9      4.1       16.6      4.4       16.0      4.5
Other income/(expense):
     Interest expense ......      (2.5)    (1.3)      (3.8)    (1.7)      (4.8)    (1.3)      (6.6)    (1.8)
     Amortization of
         deferred
         financing costs ...      (0.2)    (0.1)      (0.2)    (0.1)      (0.3)  --           (0.4)    (0.1)





     Other, net ............       --       --         0.3      0.1        --       --         0.2      --
                               -------  -------   --------  -------   --------  -------   --------  -------
Income from continuing
     operations before
     income tax provision...       5.6      2.8        5.2      2.4       11.5      3.1        9.2      2.6
Income tax provision .......       1.4      0.7        2.1      1.0        3.3      0.9        3.6      1.0
                               -------  -------   --------  -------   --------  -------   --------  -------
Income from continuing
     operations ............       4.2      2.1        3.1      1.4        8.2      2.2        5.6      1.6
Income/(loss) from
     discontinued
     operations ............       0.1      0.1        0.2      0.1        0.1      --        (0.5)    (0.2)
                               -------  -------   --------  -------   --------  -------   --------  -------
Net income..................   $   4.3      2.2%  $    3.3      1.5%  $    8.3      2.2%  $    5.1      1.4%
                               =======  =======   ========  =======   ========  =======   ========  =======

      We have three reportable segments: Bare Wire, Engineered Wire Products-Europe, and High Performance Conductors. The following table sets forth unaudited net sales and operating income for the periods presented in millions of dollars and percentages of totals:

                                    FOR THE THREE MONTHS ENDED               FOR THE SIX MONTHS ENDED
                               ------------------------------------   -------------------------------------
                                    JUNE 30,            JUNE 30,            JUNE 30,            JUNE 30,
                                      2007                2006                2007                2006
                               ----------------   -----------------   -----------------   -----------------
Net sales:
     Bare Wire..............   $ 152.5       76%  $  170.9       80%  $  278.6       75%  $  302.9       84%
     Engineered Wire
         Products -
         Europe ............      16.9        8       14.3        7       34.0        9       26.9        8
     High Performance
         Conductors ........      31.2       16       29.0       13       62.4       16       29.0        8
     Eliminations ..........      (0.6)     --        (0.1)     --        (0.8)     --        (0.2)     --
                               -------  -------   --------  -------   --------  -------   --------  -------
         Total..............   $ 200.0      100%  $  214.1      100%  $  374.2      100%  $  358.6      100%
                               =======  =======   ========  =======   ========  =======   ========  =======


Operating income:
     Bare Wire..............   $   4.7       49%  $    5.3       56%  $    9.4       51%  $   11.3       69%
     Engineered Wire
         Products -
         Europe.............       1.5       16        1.1       12        2.5       13        2.2       13
     High Performance
         Conductors.........       3.4       35        3.0       32        6.7       36        3.0       18
                               -------  -------   --------  -------   --------  -------   --------  -------
         Subtotal...........       9.6      100%       9.4      100%      18.6      100%      16.5      100%
                                        =======             =======             =======             =======
     Corporate..............      (1.3)               (0.5)               (2.0)               (0.5)
                               -------            --------            --------            --------
         Total..............   $   8.3            $    8.9            $   16.6            $   16.0
                               =======            ========            ========            ========

      THREE MONTHS ENDED JUNE 30, 2007 VERSUS THREE MONTHS ENDED JUNE 30, 2006

      Net sales were $200.0 million and $214.1 million for the three months ended June 30, 2007 and 2006, respectively. Sales for the three months ended June 30, 2007 were $14.1 million, or 6.6%, lower than comparable 2006 levels, as a result of a higher proportion of tolled copper shipped in the 2007 period compared to the 2006 period ($26.4 million) and lower volume ($0.9 million). These factors were partially offset by an increase in the average cost and selling price of copper ($10.8 million), higher customer pricing/mix ($1.3 million) and the impact of a stronger euro versus the U.S. dollar ($1.1 million). The average price of copper based upon COMEX increased to $3.46 per pound for the three months ended June 30, 2007 from $3.37 per pound for the three months ended June 30, 2006.

      Bare Wire segment net sales for the three months ended June 30, 2007 were $152.5 million, or a decrease of $18.4 million, or 10.8%, from net sales of $170.9 million for the comparable 2006 period. This decrease was primarily the result of lower volume to customers supplying the electronics/data communications and appliance markets ($2.9 million) and the impact of a higher proportion of tolled copper shipped in the 2007 period compared to the 2006 period ($26.4 million). These decreases were partially offset by the impact of an increase in the average cost and selling price of copper ($9.4 million), higher volume to customers supplying the industrial/energy and automotive markets ($0.2 million) and increased customer pricing/mix ($1.3 million). Of the total pounds processed for the three months ended June 30, 2007 and 2006, respectively, 49.7% and 42.9% were from customers' tolled copper.

      Engineered Wire Products-Europe net sales of $16.9 million for the three months ended June 30, 2007 were $2.6 million, or 18.2%, higher than sales of $14.3 million for the 2006 period. This increase was the result of $0.8 million for the increase in the average cost and selling price of copper, $1.1 million from the impact of a stronger euro versus the U.S. dollar and

      $0.7 million from increased volume from improved customer demand in all markets.

      High Performance Conductors net sales of $31.2 million for the three months ended June 30, 2007 were $2.2 million, or 7.6%, higher than sales of $29.0 million for the 2006 period. This increase was the result of $0.6 million for the increase in the average cost and selling price of copper and $1.6 million from increased volume from improved customer demand in the aerospace and medical device markets.

      Cost of goods sold, exclusive of depreciation and amortization, as a percentage of sales decreased to 88.1% for the three months ended June 30, 2007 from 89.6% for the same period in 2006. The decrease of 1.5 percentage points was due to the impact of a higher proportion of tolled copper sales in 2007 compared to 2006 (1.5 percentage points), higher customer pricing/mix (0.6 percentage points) and an increased contribution from High Performance Conductors (0.6 percentage points), partially offset by the increase in the average cost and selling price of copper (0.7 percentage points), and lower overhead absorption (0.5 percentage points).

      Selling, general and administrative expenses were $11.6 million for the three months ended June 30, 2007 compared to $10.0 million for the same period in 2006. This increase of $1.6 million was the result of $0.2 million of stock-based compensation expense, $1.1 million of higher professional fees and $0.3 million of other cost increases. These expenses, as a percent of net sales, increased to 5.8% for the three months ended June 30, 2007 from 4.7% for the three months ended June 30, 2006, primarily from the impact of lower sales from a higher proportion of tolled copper in 2007 compared to 2006 and the previously mentioned increased costs.

      Depreciation and amortization was $3.9 million for the three months ended June 30, 2007 compared to $3.4 million for the same period in 2006. This increase of $0.5 million was the result of higher depreciation on property, plant and equipment additions.

      Operating income for the three months ended June 30, 2007 was $8.3 million compared to $8.9 million for the 2006 period, or a decrease of $0.6 million, or 6.7%, primarily from increased stock-based compensation costs, professional fees and depreciation and amortization. Bare Wire segment's operating income of $4.7 million for the 2007 period decreased by $0.6 million, or 11.3%, compared to $5.3 million for the 2006 period, primarily from lower sales volume, lower overhead absorption and higher depreciation which were partially offset by higher customer pricing/mix. Engineered Wire Products-Europe operating income was $1.5 million, or an increase of $0.4 million from the 2006 period as the result of $1.1 million increased sales volume to all major markets. High Performance Conductors operating income was $3.4 million, or an increase of $0.4 million from the 2006 period of $3.0 million from increased sales volume and a higher gross profit rate. Operating income in the 2007 period also decreased by $0.8 million from increased charges for stock-based compensation expense and professional fees.

      Interest expense was $2.5 million for the three months ended June 30, 2007 compared to $3.8 million for the three months ended June 30, 2006. This decrease of $1.3 million was the result of the impact of lower levels of borrowings from improved operating cashflows, including higher accounts payable and a lower cost debt structure.

      Amortization of deferred financing costs was $0.2 million for both the three months ended June 30, 2007 and 2006.

      Income tax provision was $1.4 million and $2.1 million for the three months ended June 30, 2007 and 2006, respectively. The Company's effective tax rate for the three months ended June 30, 2007 was 24.7% and 40.1% for the three months ended June 30, 2006. The lower effective tax rate in 2007 was the result of efficient state tax strategies and changes in certain state tax laws.

      Income from continuing operations was $4.2 million and $3.1 million for the three months ended June 30, 2007 and 2006, respectively, or an increase of $1.1 million primarily from reduced interest expense and a lower effective tax rate which were partially offset by higher selling, general and administrative expenses and depreciation and amortization.

      Income from discontinued operations was $0.1 million and $0.2 million for the three months ended June 30, 2007 and 2006, respectively. The 2007 amount included a gain of $0.2 million from the sale of property, plant and equipment of the former Insulated Wire business. The 2006 amount included the results of the Insulated Wire business that was sold in July 2006.

      As a result of the aforementioned changes, net income was $4.3 million, or $0.43 per basic share and $0.42 per diluted share, and $3.3 million, or $0.32 per basic and diluted share, for the three months ended June 30, 2007 and 2006, respectively.

      SIX MONTHS ENDED JUNE 30, 2007 VERSUS SIX MONTHS ENDED JUNE 30, 2006

      Net sales were $374.2 million and $358.6 million for the six months ended June 30, 2007 and 2006, respectively. Sales for the six months ended June 30, 2007 were $15.6 million, or 4.4%, above comparable 2006 levels, as a result of an increase in the average cost and selling price of copper ($31.5 million), higher customer pricing/mix ($2.5 million), the impact of a stronger euro versus the U.S. dollar ($2.2 million) and from the acquisition of HPC ($31.2 million) on March 31, 2006. These factors were partially offset by a higher proportion of tolled copper shipped in the 2007 period compared to the 2006 period ($47.7 million) and lower volume ($4.1 million). The average price of copper based upon COMEX increased to $3.08 per pound for the six months ended June 30, 2007 from $2.81 per pound for the six months ended June 30, 2006.

      Bare Wire segment net sales for the six months ended June 30, 2007 were $278.6 million, or a decrease of $24.3 million, or 8.0%, from sales of $302.9 million for the comparable 2006 period. This decrease was primarily the result of lower volume to customers supplying the electronics/data communications and appliance markets ($7.3 million) and the impact of a higher proportion of tolled copper shipped in the 2007 period compared to the 2006 period ($47.7 million). These decreases were partially offset by the impact of an increase in the average cost and selling price of copper ($28.2 million) and increased customer pricing/mix ($2.5 million). Of the total pounds processed for the six months ended June 30, 2007 and 2006, respectively, 49.5% and 44.0% were from customers' tolled copper.

      Engineered Wire Products-Europe net sales of $34.0 million for the six months ended June 30, 2007 were $7.1 million, or 26.4%, higher than sales of $26.9 million for the 2006 period. This increase was the result of $2.7 million for the increase in the average cost and selling price of copper, $2.2 million impact of a stronger euro versus the U.S. dollar and $2.2 million from increased volume from improved customer demand in all markets.

      High Performance Conductors net sales of $62.4 million for the six months ended June 30, 2007 were $33.4 million, or 115.2%, higher than sales of $29.0 million for the 2006 period. This increase was the result of $0.6 million for the increase in the average cost and selling price of copper, $1.6 million from increased volume from improved customer demand in the aerospace and medical device markets and $31.2 million for the three months ended March 31, 2007 with no similar sales for the three months ended March 31, 2006 as HPC was acquired on March 31, 2006.

      Cost of goods sold, exclusive of depreciation and amortization, as a percentage of sales decreased to 87.4% for the six months ended June 30, 2007 from 88.9% for the same period in 2006. The decrease of 1.5 percentage points was due to the impact of a higher proportion of toll copper sales in 2007 compared to 2006 (1.7 percentage points), higher customer pricing/mix (0.6 percentage points) and the favorable contribution of HPC sales (0.6 percentage points) partially offset by the increase in the average cost and selling price of copper (1.2 percentage points) and lower overhead absorption (0.2 percentage points).

      Selling, general and administrative expenses were $22.7 million for the six months ended June 30, 2007 compared to $17.6 million for the same period in 2006. This increase of $5.1 million was the result of $2.5 million from the HPC acquisition on March 31, 2006, $1.0 million of stock-based compensation expense and $1.2 million of higher professional fees (primarily in the three months ended June 30) and $0.4 million of other cost increases. These expenses, as a percent of net sales, increased to 6.1% for the six months ended June 30, 2007 from 4.9% for the six months ended June 30, 2006, primarily from the impact of the HPC expenses, increased stock-based compensation and professional fee expenses in the 2007 period and the effect of a higher proportion of tolled copper in 2007 compared to 2006.

      Depreciation and amortization was $7.9 million for the six months ended June 30, 2007 compared to $6.1 million for the same period in 2006. This increase of $1.8 million was the result of the HPC acquisition ($1.3 million) and higher depreciation on other property, plant and equipment additions ($0.5 million).

      Operating income for the six months ended June 30, 2007 was $16.6 million compared to $16.0 million for the 2006 period, or an increase of $0.6 million, primarily from the contribution of the HPC acquisition. Bare Wire segment's operating income of $9.4 million for the 2007 period decreased by $1.9 million, or 16.8%, compared to $11.3 million for the comparable 2006 period, primarily from lower sales volume and higher depreciation partially offset by higher customer pricing/mix. Engineered Wire Products-Europe operating income was $2.5 million, or an increase of $0.3 million, from the 2006 period of $2.2 million from increased sales volume to all major markets. High Performance Conductors operating income was $6.7 million, or an increase of $3.7 million, from the 2006 period of $3.0 million primarily after being acquired on March 31, 2006. Operating income in the 2007 period also decreased by $1.5 million from increased charges for stock-based compensation and professional fees.

      Interest expense was $4.8 million for the six months ended June 30, 2007 compared to $6.6 million for the six months ended June 30, 2006. This decrease of $1.8 million was the result of the impact of lower levels of borrowings from improved operating cashflows, including higher accounts payable and a lower cost debt structure.

      Amortization of deferred financing costs was $0.3 million and $0.4 million for the six months ended June 30, 2007 and 2006, respectively.

      Income tax provision was $3.3 million and $3.6 million for the six months ended June 30, 2007 and 2006, respectively. The Company's effective tax rate for the six months ended June 30, 2007 was 29.0% and 39.4% for the six months ended June 30, 2006. The lower effective tax rate in 2007 was the result of efficient state tax strategies and certain changes in state tax laws.

      Income from continuing operations was $8.2 million and $5.6 million for the six months ended June 30, 2007 and 2006, respectively, or an increase of $2.6 million primarily from higher operating income, reduced interest expense and a lower effective tax rate.

      Income/(loss) from discontinued operations was $0.1 million and ($0.5) million for the six months ended June 30, 2007 and 2006, respectively. The 2007 amount included a gain of $0.2 million from the sale of property, plant and equipment of the former Insulated Wire business. The 2006 amount included the results of the Insulated Wire business that was sold in July 2006.

      As a result of the aforementioned changes, net income was $8.3 million, or $0.83 per basic share and $0.81 per diluted share, and $5.1 million, or $0.51 per basic and diluted share, for the six months ended June 30, 2007 and 2006, respectively.

      FINANCIAL CONDITION

      At the end of the second quarter, total cash and cash equivalents were $1.9 million, down $1.4 million from year-end 2006. During the first six months of 2007, cash levels decreased throughout the period as we used excess cash to reduce outstanding long-term debt borrowings.

      Accounts receivable increased $20.1 million, or 20.5%, from year-end 2006. This increase was primarily due to the increase in sales for the immediately preceding period. The number of days sales outstanding remained constant at 52 days. The allowance for doubtful accounts as a percentage of accounts receivable decreased from 1.7% at December 31, 2006 to 0.9% as of June 30, 2007 reflecting primarily the write-off of remaining Insulated Wire accounts deemed uncollectible against the allowance in the first quarter of 2007.

      Inventories of $63.3 million as of June 30, 2007 increased by $4.5 million from December 31, 2006. This increase was the result of an increase in pounds of copper held and other inventory in the Bare Wire segment ($9.0 million) and increased inventory levels at HPC ($1.3 million), partially offset by an increase in the LIFO reserve ($3.0 million) and lower quantities in the Engineered Wire Products-Europe segment of ($2.8 million). Inventory turns in the first six months of 2007 were comparable to 2006 levels.

      Accounts payable were $61.1 million as of June 30, 2007, or an increase of $27.6 million from December 31, 2006 levels, as trade vendor terms were extended from a major copper vendor, more pounds were purchased and the effect of the timing of payments.

      RECENTLY ISSUED ACCOUNTING STANDARDS

      In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, - an interpretation of FASB Statement No. 109 ("FIN 48") to be effective for fiscal years beginning after December 31, 2006. This Interpretation adopts a two-step approach for recognizing and measuring tax benefits and requires certain disclosures about uncertainties in income tax positions. It also adopts the recognition threshold of "more likely than not." On January 1, 2007, the Company adopted the provisions of FIN 48. As a result of the implementation of FIN 48, the Company recognized a decrease of $0.3 million to the opening balance of accumulated deficit. See Note 11 to the unaudited condensed consolidated financial statements in this Form 10-Q.

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

      In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities -- including an amendment to FASB Statement No. 115 ("SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective for the Company's fiscal year beginning January 1, 2008. The Company is evaluating the impact the adoption of SFAS No. 159 will have on the Company's financial statements.

      LIQUIDITY AND CAPITAL RESOURCES

            WORKING CAPITAL AND CASH FLOWS

      Net cash provided by operating activities was $23.7 million for the six months ended June 30, 2007, compared to net cash provided by operating activities of $12.3 million for the six months ended June 30, 2006. This improvement of $11.4 million was the result of increased net income ($3.2 million), non-cash stock-based compensation expense ($1.0 million), inventory changes ($2.8 million) and increased accounts payable ($9.1 million), partially offset by lower accrued payroll and payroll related items ($3.7 million) and other, net ($1.0 million).

      Net cash used in investing activities was $11.9 million for the six months ended June 30, 2007, compared to $52.5 million for the six months ended June 30, 2006. This decrease in net cash used of $40.6 million resulted primarily from the acquisition of HPC for $50.0 million in the 2006 period. In addition, capital expenditures were $9.4 million for the six months ended June 30, 2007 compared to $4.9 million for the six months ended June 30, 2006, primarily from spending for the new plant in Sherrill, New York of $5.3 million, including site preparation, deposits for equipment and installation costs. Total capital expenditures related to the acquisition of the Sherrill, New York facility are expected to be approximately $5.5 million over the remaining life of the project. Proceeds from the sale of property, plant and equipment and assets held for sale in the 2006 period were $2.1 million greater than in the 2007 period.

      Net cash used in financing activities was $13.2 million for the six months ended June 30, 2007, compared to net cash provided by financing activities of $41.6 million for the six months ended June 30, 2006, for a decrease of $54.8 million. There were net repayment of borrowings of $13.3 million for the six months ended June 30, 2007, and net borrowings of $42.0 million for the HPC acquisition in the six months ended June 30, 2006.

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

      The Company and its subsidiaries are party to an indenture governing the Notes we issued in October 2004. For a description of the terms of the Revolving Credit Facility and the Notes, see Note 10 to the unaudited condensed consolidated financial statements.

            LIQUIDITY

      We require cash for working capital, capital expenditures, debt service and taxes. Our working capital requirements generally increase when demand for our products increase or when copper, copper premiums, silver, nickel, tin and alloy costs increase significantly or rapidly. Currently, a $0.10 per pound fluctuation in the price of copper will have an approximate $2.5 million impact on our working capital. The average price of copper based upon COMEX increased to $3.46 per pound for the three months ended June 30, 2007 from $3.37 per pound for the three months ended June 30, 2006. Copper prices continue to be volatile, and the price of copper on the COMEX was $3.37 per pound as of August 9, 2007.

      Our principal sources of cash are generated from operations and availability under our Revolver Credit Facility.

      As of June 30, 2007, we had $1.9 million of unrestricted cash and cash equivalents. Actual borrowings availability under our Revolver Credit Facility is subject to a borrowing base calculation, generally based upon a percentage of eligible accounts receivable, inventory and property, plant and equipment. As of June 30, 2007, our borrowing base was $158.1 million and our outstanding indebtedness under the Revolver Credit Facility (including outstanding letters of credit) was $40.7 million, resulting in a remaining availability as of such date of $117.4 million.

      We expect our cash on hand, operating cash flow, together with available borrowings under the Revolver Credit Facility, will be sufficient to meet our anticipated future operating expenses, capital expenditures and debt service requirements for the next twelve months and the foreseeable future. Our ability to generate sufficient cash flow to meet our operating needs could be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. Any significant reduction in customer demand for our products, change in competitive conditions, reduction in vendor terms from our suppliers, increases in prices of our major material components including copper, silver, nickel, tin and alloy, increases in other expenses such as utility costs, or adverse changes in economic conditions in the U.S. or worldwide could impact our ability to generate sufficient cash flow to fund operations.

      OFF-BALANCE SHEET ARRANGEMENTS

      We have not historically utilized off-balance sheet financing arrangements and have no such arrangements as of June 30, 2007. However, we do finance the use of certain facilities and equipment under lease agreements provided by various institutions. Since the terms of these agreements meet the definition of operating lease agreements, the sum of future lease payments is not reflected on our consolidated balance sheets. As of June 30, 2007, the future minimum lease payments under these arrangements totaled $6.8 million.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We do not ordinarily hold market risk sensitive instruments for trading purposes.

            INTEREST RATE RISK

      At June 30, 2007, approximately $25.2 million of $100.2 million of long-term debt, specifically, $25.2 million of borrowings under our Revolver Credit Facility, bear interest at variable rates. A hypothetical

      1% increase in variable interest rates would increase our interest rate expense by $0.3 million based on the debt outstanding as of June 30, 2007. We are not currently engaged in any hedging activities.

            FOREIGN CURRENCY RISK

      As of June 30, 2007, we had operations in Belgium, France and Italy. Our operations may, therefore, be subject to volatility because of currency fluctuations. Sales and expenses are denominated in the euro for the Belgium, French and Italian operations. As a result, these operations are subject to fluctuations in the relative value of the euro. We evaluate from time-to-time various currency hedging programs that could reduce the risk.

      In terms of foreign currency translation risk, we are exposed primarily to the euro. Our net foreign currency investment in foreign subsidiaries and affiliates translated into U.S. dollars using month-end exchange rates at June 30, 2007 and year-end exchange rates at December 31, 2006, was $24.5 million and $22.0 million, respectively.

      At June 30, 2007, we had no financial instruments outstanding that were sensitive to changes in foreign currency rates.

            COMMODITY PRICE RISK

      The principal raw material used by us is copper, which is purchased in the form of 5/16-inch rod primarily from the major copper producers in North America, Europe and South America. Copper rod prices are based on market prices, which are generally established by reference to the COMEX prices, plus a premium charged to convert copper cathode to copper rod and deliver it to the required location. As a worldwide traded commodity, copper prices have historically been subject to fluctuations. The average price of copper based upon COMEX increased to $3.46 per pound for the three months ended June 30, 2007 from $3.37 per pound for the three months ended June 30, 2006. While fluctuations in the price of copper may directly affect the per unit prices of our products, these fluctuations have not had, nor are expected to have, a material impact on our profitability due to copper price pass-through arrangements that we have with our customers. These sales arrangements are based on similar variations of monthly copper price formulas. Use of these copper price formulas minimizes the differences between raw material copper costs charged to the cost of sales and the pass-through pricing charge to customers. However, a severe increase in the price of copper could negatively impact our short-term liquidity because of the period of time between our purchase of copper at an increased price and the time at which we receive cash payments after selling end products to customers reflecting the increased price. Currently, a $0.10 per pound fluctuation in the price of copper will have an approximate $2.5 million impact on our working capital.

      With the HPC acquisition, other raw materials used include silver and nickel. The cost of silver and nickel components in our products is generally passed-through to our customers. For the three months ended June 30, 2007, the average price of silver increased by 9% and the average price of nickel increased by 141% compared to the three months ended June 30, 2006.

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

      As of December 31, 2005, we did not maintain effective controls over the evaluation and completeness of our deferred tax assets and liabilities, the associated valuation allowances established in previous years to reflect the likelihood of the recoverability of net deferred tax assets and the income tax provision/(benefit) for continuing and discontinued operations. Specifically, we did not have effective controls in place to identify net operating loss carryforwards and the differences between book and tax accounting for fixed assets, certain inventory reserves and LIFO inventories and certain intangibles. This material weakness resulted in a restatement of the Company's 2005 annual consolidated financial statements with respect to income taxes. In addition, this control deficiency could result in a material misstatement to the aforementioned accounts such as deferred tax assets, deferred tax liabilities, goodwill, and income tax provision/(benefit) that would result in a material misstatement to the Company's annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness. This material weakness existed throughout 2006 and at June 30, 2007.

      As of December 31, 2006 and June 30, 2007, we did not maintain a sufficient number of personnel with an appropriate level of knowledge to adequately prepare the financial statements, which contributed to the following control deficiencies:

      1. We did not have an adequate process in place to perform analysis and independent secondary review of complex or non-routine accounting matters, such as accounting for discontinued operations, certain aspects of a debt modification, purchase accounting transactions and stock-based compensation.

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

      A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. These control deficiencies, either individually or in the aggregate, could result in material misstatements to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that these control deficiencies combined constituted a material weakness.

      REMEDIATION PLAN

      Our remediation plan for the deferred tax accounting weakness included a special project in which we staffed qualified outside tax and accounting consultants, beginning in the second quarter of 2006, to fully assess the material weakness. Management also obtained internal and external resources for the preparation of the 2006 and 2007 quarter-end and year-end closings. The initial phase of the remediation plans has resulted in the restatement of the 2005 annual consolidated financial statements as more fully described in Amendment No. 1 to the Form 10-K for December 31, 2005 in Note 1A. We continue to strengthen our controls over income tax accounting with additional internal accounting and external resources through and including the preparation of the 2006 and 2007 income tax provision and related footnote disclosures. To remediate the control weakness related to personnel, management has hired a Manager of Financial Reporting who possesses the technical qualifications to properly account for both non-routine and routine transactions. Management has additionally hired a Manager of Internal Audit/SOX to assist management in the proper implementation of adequate disclosure controls. Management, with the assistance of the Manager of Internal Audit/SOX, has developed, and will continue to develop, detailed control remediation steps for each of the deficiencies noted above and has begun implementation of those steps. Management has conducted an analysis of the current financial reporting staff and validated that the roles and responsibilities have been properly allocated and assessed the potential need for additional resources. Management is in the process of obtaining those resources deemed necessary.

            CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

      Except as otherwise discussed above, there were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

      During the three months ended June 30, 2007, there have been no material developments in the Company's legal proceedings. For more detailed information, see the disclosures provided in Note 14 to the unaudited condensed consolidated financial statements in this Form 10-Q and Note 18 to our Consolidated Financial Statements and in "Item 3-Legal Proceedings" set forth in our 2006 Form 10-K.

ITEM 1A.    RISK FACTORS

      In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, "Risk Factors" in our 2006 Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The Risk Factors included in our 2006 Form 10-K have not materially changed. The risks described in our 2006 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Our Annual Meeting of Stockholders was held on June 7, 2007. At the Annual Meeting, stockholders voted on two matters and each matter was approved. The number of shares voted with respect to each matter required to be reported herein are as follows:

      1.    Election of Directors


            Rodney D. Kent                      For: 8,174,946       Withheld: 0
            Mark K. Holdsworth                  For: 8,174,946       Withheld: 0
            William Lane Pennington             For: 8,174,946       Withheld: 0
            Peter Blum                          For: 8,174,946       Withheld: 0
            David M. Gilchrist, Jr.             For: 8,174,946       Withheld: 0
            Robert A. Hamwee                    For: 8,174,946       Withheld: 0
            Lowell W. Robinson                  For: 8,174,946       Withheld: 0
            John T. Walsh                       For: 8,174,946       Withheld: 0

      2. Ratification of the Audit Committee's selection of Deloitte & Touche LLP as our independent registered public accounting firm.

      For: 8,174,946      Against: 0      Abstain: 0

ITEM 5.     OTHER INFORMATION

      None.

ITEM 6.     EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION
-----------    -----------------------------------------------------------------

10.1 Letter agreement regarding Amended and Restated Registration Rights Agreement, dated April 24, 2007, among International Wire Group, Inc., GSCP (NJ), Inc., Special Value Absolute Return Fund, LLC and Special Value Opportunities Fund, LLC (filed as Exhibit
               10.1 to the Company's Current Report on Form 8-K filed April 27, 2007, and incorporated herein by reference).

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


                                      INTERNATIONAL WIRE GROUP, INC.

Dated: August 10, 2007                By:      /s/  GLENN J.  HOLLER
                                               ---------------------------------
                                      Name:    Glenn J.  Holler
                                      title:   Senior Vice President, Chief
                                               Financial Officer (Principal
                                               Financial and Accounting Officer)
                                               and Secretary

                                  EXHIBIT INDEX

EXHIBIT
NUMBER         DESCRIPTION
-----------    -----------------------------------------------------------------

10.1 Letter agreement regarding Amended and Restated Registration Rights Agreement, dated April 24, 2007, among International Wire Group, Inc., GSCP (NJ), Inc., Special Value Absolute Return Fund, LLC and Special Value Opportunities Fund, LLC (filed as Exhibit
               10.1 to the Company's Current Report on Form 8-K filed April 27, 2007, and incorporated herein by reference).

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