Form 10-Q
period 2007-09-30
INTERNATIONAL WIRE GROUP INC
filed 2007-11-14
CIK 947429

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                     ------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

                                    000-51043
                            (Commission File Number)

                         INTERNATIONAL WIRE GROUP, INC.
             (Exact name of Registrant as specified in its charter)

                  DELAWARE                               43-1705942
      (State or other jurisdiction of          (I.R.S. Employer Identification
       incorporation or organization)                       No.)

       12 MASONIC AVENUE, CAMDEN, NY                        13316
  (Address of principal executive offices)               (Zip Code)

                                 (315) 245-3800
              (Registrant's telephone number, including area code)

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

Large accelerated filer [_]    Accelerated filer [_]   Non-accelerated filer [X]

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

                                YES [X] NO [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of October 31, 2007, there were 9,951,002 shares, par value $.01 per share, outstanding.

                                    INDEX



PART I. - FINANCIAL INFORMATION..............................................1

      ITEM 1. FINANCIAL STATEMENTS...........................................1

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS..........................14

      ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....24

      ITEM 4. CONTROLS AND PROCEDURES.......................................25

PART II. - OTHER INFORMATION................................................27

      ITEM 1. LEGAL PROCEEDINGS.............................................27

      ITEM 1A. RISK FACTORS.................................................27

      ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
               PROCEEDS.....................................................27

      ITEM 3. DEFAULTS UPON SENIOR SECURITIES...............................27

      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........28

      ITEM 5. OTHER INFORMATION.............................................28

      ITEM 6. EXHIBITS......................................................28

Certification of Principal Executive Officer................................31

Certification of Principal Financial Officer................................32

Certification of Principal Executive Officer................................33

Certification of Principal Financial Officer................................34

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                         INTERNATIONAL WIRE GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                  SEPTEMBER    DECEMBER
                                                                      30,         31,
                                                                     2007        2006
                                                                  ---------   ---------
                                                                    (IN THOUSANDS, EXCEPT
                                                                       FOR SHARE DATA)
                                     ASSETS
Current assets:
   Cash and cash equivalents ..................................   $   3,047   $   3,315
   Accounts receivable, less allowance of $1,214 and $1,738 ...     114,708      97,896
   Inventories ................................................      68,023      58,808
   Prepaid expenses and other .................................       6,922       7,135
   Deferred income taxes ......................................      15,396      16,701
                                                                  ---------   ---------
      Total current assets ....................................     208,096     183,855
Property, plant and equipment, net ............................     107,883     103,889
Goodwill ......................................................      62,148      62,148
Identifiable intangibles, net .................................      16,825      18,369
Deferred financing costs, net .................................       2,480       2,955
Restricted cash ...............................................       1,499       1,559
Other assets ..................................................       3,570       2,790
                                                                  ---------   ---------
      Total assets ............................................   $ 402,501   $ 375,565
                                                                  =========   =========



                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt .......................   $    --     $     535
   Accounts payable and other .................................      51,356      33,513
   Accrued and other liabilities ..............................      16,409      14,264
   Accrued payroll and payroll related items ..................       9,048      10,401
   Customers' deposits ........................................      13,331      12,086
   Accrued income taxes .......................................       1,851       1,011
   Accrued interest ...........................................       3,726       1,847
                                                                  ---------   ---------
      Total current liabilities ...............................      95,721      73,657
Long-term debt, less current maturities .......................     102,892     113,020
Other long-term liabilities ...................................       7,746       4,029
Deferred income taxes .........................................      12,103      13,602
                                                                  ---------   ---------
      Total liabilities .......................................     218,462     204,308
                                                                  ---------   ---------

Stockholders' equity:
   Common stock, $.01 par value, 20,000,000 shares authorized,
      10,021,002 and 10,000,002 shares issued .................         100         100
   Contributed capital ........................................     184,201     181,566
   Accumulated deficit ........................................      (1,530)    (11,573)
   Treasury stock at cost, 84,000 shares at September 30, 2007.      (1,725)       --
   Accumulated other comprehensive income .....................       2,993       1,164

                                                                  ---------   ---------
      Total stockholders' equity ..............................     184,039     171,257
                                                                  ---------   ---------
      Total liabilities and stockholders' equity ..............   $ 402,501   $ 375,565
                                                                  =========   =========


   See accompanying notes to the condensed consolidated financial statements.

                         INTERNATIONAL WIRE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                            FOR THE THREE MONTHS          FOR THE NINE MONTHS
                                                    ENDED                        ENDED
                                        ----------------------------    ----------------------------
                                         SEPTEMBER       SEPTEMBER      SEPTEMBER     SEPTEMBER
                                            30,             30,             30,             30,
                                            2007            2006            2007            2006
                                        ------------    ------------    ------------    ------------
                                            (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)
Net sales ...........................   $    179,994    $    206,372    $    554,149    $    565,012

Operating expenses:
Cost of goods sold, exclusive of
   depreciation and amortization
   expense shown below ..............        156,453         182,031         483,393         500,962
Selling, general and administrative
   expenses .........................         10,745          11,575          33,462          29,224
Depreciation ........................          3,286           3,471           9,565           7,930
Amortization ........................            734             864           2,354           2,513
Gain on sale of property, plant and
   equipment ........................           (497)             (8)           (491)             (8)
                                        ------------    ------------    ------------    ------------

Operating income ....................          9,273           8,439          25,866          24,391

Other income/(expense):
   Interest expense .................         (2,592)         (3,623)         (7,424)        (10,257)
   Amortization of deferred financing
      costs .........................           (159)           (654)           (477)           (993)
   Other, net .......................            (21)           (134)            (13)            105
                                        ------------    ------------    ------------    ------------

Income from continuing operations
   before income tax provision ......          6,501           4,028          17,952          13,246
Income tax provision ................          1,902             377           5,219           3,974
                                        ------------    ------------    ------------    ------------
Income from continuing operations ...          4,599           3,651          12,733           9,272

Income/(loss) from discontinued
   operations, net of income tax
   provision/(benefit) of ($505),
   $178, ($440) and ($86) ...........            492             294             632            (202)
                                        ------------    ------------    ------------    ------------

Net income ..........................   $      5,091    $      3,945    $     13,365    $      9,070
                                        ============    ============    ============    ============

Basic net income per share:
   Income from continuing operations.   $       0.46    $       0.36    $       1.27    $       0.93
   Income/(loss) from discontinued
      operations ....................           0.05            0.03            0.06           (0.02)
                                        ------------    ------------    ------------    ------------
   Net income .......................   $       0.51    $       0.39    $       1.33    $       0.91
                                        ============    ============    ============    ============

Diluted net income per share:
   Income from continuing operations.   $       0.45    $       0.36    $       1.25    $       0.93
   Income/(loss) from discontinued
      operations ....................           0.05            0.03            0.06           (0.02)
                                        ------------    ------------    ------------    ------------
   Net income .......................   $       0.50    $       0.39    $       1.31    $       0.91
                                        ============    ============    ============    ============

Weighted average basic shares
   outstanding ......................      9,992,606      10,000,002       9,997,986      10,000,002
Weighted average diluted shares
   outstanding ......................     10,237,647      10,006,418      10,187,582      10,002,866


  See accompanying notes to the condensed consolidated financial statements.

                         INTERNATIONAL WIRE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          FOR THE NINE MONTHS
                                                                 ENDED
                                                        -----------------------
                                                        SEPTEMBER     SEPTEMBER
                                                        30, 2007      30, 2006
                                                        ---------     ---------
                                                            (IN THOUSANDS)
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
   Net income ......................................    $  13,365     $   9,070
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation .................................        9,565         8,734
      Amortization .................................        2,354         2,844
      Amortization of deferred financing costs.. ...          477           993
      Stock-based compensation expense .............        2,351         1,562
      Gain on sale of property, plant and
         equipment .................................         (740)         (447)
      Gain on sale of businesses ...................         --            (280)
      Deferred income taxes ........................          122         2,738
      Change in operating assets and
         liabilities, net of acquisitions and
         divestitures:
         Accounts receivable .......................      (15,476)      (18,807)
         Inventories ...............................       (8,603)      (11,863)
         Prepaid expenses and other assets .........       (1,547)       (1,881)
         Accounts payable and other ................       20,216        19,906
         Accrued and other liabilities .............        1,717         3,484
         Accrued payroll and payroll related
           items ...................................       (1,502)          779
         Customers' deposits .......................        1,245           256
         Accrued interest ..........................        1,879         1,599
         Accrued income taxes ......................          815           485
         Other long-term liabilities ...............          (45)           (8)
                                                        ---------     ---------
           Net cash provided by operating ..........       26,193        19,164
              activities
                                                        ---------     ---------
CASH FLOWS USED IN INVESTING ACTIVITIES:
      Capital expenditures .........................      (14,610)       (7,643)
      Proceeds from sale of property, plant and
         equipment .................................        2,929         1,191
      Restricted cash ..............................           60           345
      Proceeds from sale of businesses .............         --          36,123
      Acquisition of Phelps Dodge High
         Performance Conductors of SC&GA, Inc.,
         net of $45 cash acquired ..................       (3,000)      (52,143)
                                                        ---------     ---------
           Net cash used in investing activities ...      (14,621)      (22,127)
                                                        ---------     ---------
CASH FLOWS USED IN FINANCING ACTIVITIES:
         Borrowings of long-term obligations .......      274,703       350,958
         Repayment of long-term borrowings .........     (285,366)     (350,424)
         Repurchase of common stock ................       (1,725)         --
         Proceeds from the issuance of common
           stock ...................................          280          --
         Financing fees ............................           (2)       (1,443)
                                                        ---------     ---------
           Net cash used in financing activities ...      (12,110)         (909)
                                                        ---------     ---------
Effects of exchange rate changes on cash and
   cash equivalents ................................          270           377
                                                        ---------     ---------
           Net change in cash and cash
              equivalents ..........................         (268)       (3,495)

Cash and cash equivalents at beginning of the
   period ..........................................        3,315         5,422
                                                        ---------     ---------
Cash and cash equivalents at end of the period.. ...    $   3,047     $   1,927
                                                        =========     =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid ......................................    $   5,545     $   9,553
                                                        =========     =========
Net taxes paid (including taxes refunded of
   $129 in 2006) ...................................    $   3,331     $     711
                                                        =========     =========
Amount included in accounts payable and other
   for capital expenditures ........................    $     518     $    --
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

                         INTERNATIONAL WIRE GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

1.    BUSINESS ORGANIZATION AND BASIS OF PRESENTATION

      UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      The unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows of International Wire Group, Inc. (the "Company," "we" or "our"). The results for the three and nine months ended September 30, 2007 and 2006 are not necessarily indicative of the results that may be expected for a full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2006.

      Cash and cash equivalents - The Company's banking arrangements allow for the Company to fund outstanding checks when presented to the financial institution for payment. This cash management practice frequently results in a net cash book overdraft position, which occurs when total issued checks exceed available cash balances at a single financial institution. The Company has recorded its cash disbursement accounts with a net cash book overdraft position in accounts payable in the accompanying condensed consolidated balance sheets. At September 30, 2007 and December 31, 2006, the Company had net cash book overdrafts of $1,541 and $0, respectively.

      Immaterial restatement - On January 1, 2007, the Company adopted the provisions of FIN 48, which resulted in adjustment of its liability for unrecognized tax benefits, deferred income tax assets and the January 1, 2007 balance of accumulated deficit. During the quarter ended September 30, 2007, the Company determined that it had understated the liability for unrecognized tax benefits that was recorded upon adoption of FIN 48. Accordingly, the Company has restated the financial statements to correct this error by increasing the liability for unrecognized tax benefits and the balance of accumulated deficit as of January 1, 2007 by $3,670. This error was considered immaterial to the Company's consolidated financial statements and had no effect on its consolidated results of operations or cash flows.

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

      On March 31, 2006, the Company completed the acquisition of all of the outstanding common stock of HPC for $42,000 plus an estimated working capital adjustment payment at closing of $1,676. An additional working capital adjustment of $2,671 was paid in August 2006. The acquisition was funded with borrowings under the Company's Revolver Credit Facility. Additionally, the Company purchased the copper inventory held on consignment by HPC from PD for $5,057. In addition, pursuant to the Purchase Agreement, there was a contingency payment capped at $3,000 based on performance, and in May 2007, the $3,000 payment was made. Phelps Dodge High Performance Conductors of SC & GA, Inc. changed its name to IWG High Performance Conductors, Inc.

      This acquisition has been accounted for as a purchase on March 31, 2006. Results of operations of HPC are included in the accompanying condensed consolidated statements of operations beginning April 1, 2006.

      The total purchase price of the HPC acquisition was $55,188, and the payment of related purchase price, fees and costs is summarized as follows:


       Purchase of common stock and estimated working capital
          adjustment at closing ........................................ $43,676
       Additional working capital adjustment ...........................   2,671
       Purchase of consigned inventory .................................   5,057
       Contingent payment ..............................................   3,000
       Fees and costs ..................................................     784
                                                                         -------
                                                                         $55,188
                                                                         =======

      The total acquisition costs have been allocated to the acquired net assets at fair value as follows:

      Current assets................................................... $34,288
      Property, plant and equipment....................................  30,789
      Identifiable intangibles.........................................     460
      Current liabilities, excluding deferred income taxes.............  (3,065)
      Deferred income taxes............................................  (6,937)
      Other liabilities................................................    (347)
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

      Based upon the fair value of assets acquired and liabilities assumed compared to the total purchase price, there was an excess of fair value of net assets acquired over purchase price, or "negative goodwill", of $2,686. Pursuant to the provisions of SFAS No. 141, the excess was allocated on a pro rata basis to the acquired property, plant and equipment and identifiable intangible assets.

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

      The following table shows summary unaudited pro forma results of operations as if the Company and HPC had been combined as of the beginning of the periods presented. The unaudited pro forma results of operations are based on estimates and assumptions and have been made solely for purposes of developing such pro forma information. The pro forma information for the nine months ended September 30, 2006 reflects adjustments including: elimination of intercompany sales; reduction of expenses for pension and post-retirement medical; adjustment to depreciation relating to the adjustment to the fair market value and adjusted useful lives of existing property, plant and equipment; additional amortization of identifiable intangibles; adjustment of interest expense for additional borrowings. and reflects a 38% effective tax rate. The pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results or financial position that would have occurred if the acquisition had been consummated at the beginning of the period presented:


                                                  PRO FORMA
                                                  FOR THE
                                                     NINE
                                                  MONTHS
                                                    ENDED
                                                  SEPTEMBER
                                                     30,
                                                    2006
                                                  ---------
            Net sales...........................   $591,906
            Income from continuing operations...     10,295
            Net income..........................     10,093
            Basic and diluted net income per
               share............................       1.01

3.    RECENTLY ISSUED ACCOUNTING STANDARDS

      In July 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 ("FIN 48"), to be effective for fiscal years beginning after December 15, 2006. This interpretation adopts a two-step approach for recognizing and measuring tax benefits and requires certain disclosures about uncertainties in income tax positions. Under FIN 48, the impact of an uncertain income tax position on an income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. On January 1, 2007, the Company adopted the provisions of FIN 48. As a result of the adoption of FIN 48, the Company recognized an increase of $3,322 to the opening balance of accumulated deficit. See Note 1.

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

4.    INVENTORIES

      The composition of inventories is as follows:

                                                      SEPTEMBER     DECEMBER
                                                         30,          31,
                                                         2007         2006
                                                       -------      -------
         Raw materials..............................   $19,083      $16,960

         Work-in-process ...........................    16,593       13,827

         Finished goods ............................    32,347       28,021
                                                       -------      -------
            Total inventories.......................   $68,023      $58,808
                                                       =======      =======



      Inventories are valued at the lower of cost or current estimated market value. Cost is determined using the last-in, first-out ("LIFO") method for the Bare Wire and High Performance Conductors segments and the first-in, first-out ("FIFO") method for the Engineered Wire Products - Europe segment. The primary components of inventory costs include raw materials used in the production process (copper, tin, nickel, silver, alloys and other) and production related labor and overhead costs. Had all inventories been valued using the FIFO cost method, inventories would have been $39,978 and $37,245 higher as of September 30, 2007 and December 31, 2006, respectively.

5.    SALE OF TEXAS FACILITY

      In fiscal 2006, the Company temporarily idled one of its facilities in Texas due to a decrease in sales demand in that region. Having met the criteria of SFAS No. 144, these assets were classified as "held for sale" at June 30, 2007. These assets were reported within the Bare Wire segment and consisted of real property. The property was sold on August 2, 2007 for $2,350. A net gain on the sale of $441 was recorded in the third quarter of fiscal 2007.

6.    GOODWILL AND INTANGIBLE ASSETS

      The carrying amounts of goodwill are as follows:

                                                           SEPTEMBER   DECEMBER
                                                               30,        31,
                                                              2007       2006
                                                            --------   --------
       Balance, beginning of period ......................  $ 62,148   $ 62,307
       Reversal of deferred income tax valuation
          allowance ......................................      --         (159)
                                                            --------   --------

       Balance, end of period ............................  $ 62,148   $ 62,148
                                                            ========   ========


      At September 30, 2007 and December 31, 2006, all goodwill is included in the Bare Wire segment. The Company completed its annual impairment test at December 31, 2006 and concluded that goodwill was not impaired.

      The components of identifiable intangibles are as follows:


                                  SEPTEMBER 30, 2007       DECEMBER 31, 2006
                                  -------------------     -------------------
                                            ACCUMULATED             ACCUMULATED
                                    COST   AMORTIZATION     COST   AMORTIZATION
                                  -------     -------     -------     -------
     Customer contracts and ..... $ 9,534     $ 1,877     $ 9,534     $ 1,400
        relationships
     Trade names and
        trademarks ..............  10,568       1,531      10,568       1,135
     Leases .....................   2,671       2,626       2,671       1,958
     Alloys .....................      92           6          92           3
                                  -------     -------     -------     -------
           Total identifiable
              intangibles ....... $22,865     $ 6,040     $22,865     $ 4,496
                                  =======     =======     =======     =======


      Amortization expense for the nine months ended September 30, 2007 and September 30, 2006 was $1,544 and $1,539, respectively. Amortization expense for identifiable intangibles for the next five fiscal years and thereafter is as follows:

                                                                  AMOUNT
                                                                  ------
               2007 (remaining three months).................... $   339
               2008.............................................   1,169
               2009.............................................   1,169
               2010.............................................   1,169
               2011.............................................   1,169
               Thereafter.......................................  11,810

7.    STOCK OPTION PLANS AND COMPENSATION EXPENSE

      Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment ("SFAS No. 123(R)") which requires measurement of compensation cost for all stock awards at fair value on the date of grant and recognition of compensation cost spread over the service periods for awards expected to vest. SFAS No. 123(R) was adopted using the modified-prospective transition method. Under this method, compensation cost recognized in the nine-month periods ended September 30, 2007 and 2006 includes: (a) compensation cost for all unvested share-based awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123, Accounting For Stock-Based Compensation, and (b) compensation cost for all share-based awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with SFAS No. 123(R). Stock-based compensation expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

      The Company uses the Black-Scholes option model to estimate fair value of share-based awards with the following weighted average assumptions:

                                               NINE MONTHS ENDED
                                     ---------------------------------------
                                     SEPTEMBER 30, 2007   SEPTEMBER 30, 2006
      Stock Options and Awards:
      Expected life.................       6 years             6 years
      Expected volatility...........        50.0%               58.0%
      Dividend yield................          0%                 0%
      Risk-free interest rate.......         4.2%               4.9%

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

      Stock option activity for the nine months ended September 30, 2007 is summarized as follows:

                                                 WEIGHTED    WEIGHTED
                                                 AVERAGE     AVERAGE   AGGREGATE
                                    OPTIONS      EXERCISE   REMAINING  INTRINSIC
                                  OUTSTANDING     PRICE   TERM IN YEARS  VALUE
                                  -----------     -----   -------------  -----

Outstanding at January 1, 2007....  1,114,300    $ 15.03

Granted ..........................     42,000    $ 21.86

Exercised ........................    (21,000)   $ 14.05
                                   ----------
Outstanding at September 30,
 2007 ............................  1,135,300    $ 15.30       8.9    $ 6,184
                                   ==========
Vested or expected to vest at
 September 30, 2007 ..............  1,078,535    $ 15.30       8.9    $ 5,875
                                   ==========
Exercisable at September 30,
 2007 ............................    652,867    $ 14.93       8.6    $ 3,801
                                   ==========

      The Company recorded stock-based compensation expense of $786, $1,018, $2,351 and $1,562 for the three and nine months ended September 30, 2007 and 2006, respectively. As of September 30, 2007, the Company had total unrecognized compensation costs of $1,464 which will be recognized as compensation expense over a weighted average period of 1.5 years. The Company estimates a 5% forfeiture rate in recording stock-based compensation expense. As of September 30, 2007, 16,000 stock option awards have been exercised under the 2006 Management Stock Option Plan, no stock option awards have been exercised under the 2006 Stock Option Plan for Non-Employee Directors, and 5,000 stock option awards have been exercised under the grant to Lane Pennington. The stock options are non-qualified which results in the creation of a deferred tax asset until the time the option is exercised.

8.    STOCK REPURCHASE PROGRAM

      On September 4, 2007, the Company announced that its Board of Directors approved a stock repurchase program whereby the Company was authorized to repurchase $3,700 of its common stock through open market or privately negotiated transactions from time to time. The share repurchase program may be increased in the future or suspended or terminated at any time. The funding for the stock repurchases will be from the Company's operating cash flow and/or borrowings under its Revolver Credit Facility.

      During the third quarter of 2007, the Company repurchased 84,000 shares pursuant to this repurchase program for an aggregate cost, including broker commissions, of $1,725, or at an average price of $20.53 per share. At September 30, 2007, the Company has 84,000 shares of repurchased stock which is reported as treasury stock and as a reduction of stockholders' equity.


9.    COMPREHENSIVE INCOME

      Comprehensive income is comprised of:

                                     FOR THE THREE            FOR THE NINE
                                     MONTHS ENDED             MONTHS ENDED
                                 ---------------------    ---------------------
                                 SEPTEMBER   SEPTEMBER    SEPTEMBER   SEPTEMBER
                                    30,         30,          30,         30,
                                    2007        2006         2007        2006
                                  -------     -------      -------     -------
Net income ....................   $ 5,091     $ 3,945      $13,365     $ 9,070
Foreign currency translation
   adjustment .................     1,350        (473)       1,829       1,571
                                  -------     -------      -------     -------
   Total comprehensive income..   $ 6,441     $ 3,472      $15,194     $10,641
                                  =======     =======      =======     =======


10.   NET INCOME PER SHARE

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

                                       FOR THE THREE             FOR THE NINE
                                       MONTHS ENDED              MONTHS ENDED
                               -----------------------   -----------------------
                               SEPTEMBER    SEPTEMBER    SEPTEMBER    SEPTEMBER
                                   30,          30,          30,          30,
                                  2007         2006         2007         2006
                               ----------   ----------   ----------   ----------
Weighted average shares
   outstanding-basic........    9,992,606   10,000,002    9,997,986   10,000,002
Dilutive effect of
   stock options ...........      245,041        6,416      189,596        2,864
                               ----------   ----------   ----------   ----------
Weighted average
   shares
   outstanding-dilutive ....   10,237,647   10,006,418   10,187,582   10,002,866
                               ==========   ==========   ==========   ==========


      Weighted average shares outstanding for the three month periods ended September 30, 2007 and 2006 exclude 55,304 and 1,041,300 options, because they are anti-dilutive under the treasury stock method. Weighted average shares outstanding for the nine month periods ended September 30, 2007 and 2006 exclude 50,462, and 578,500 options, because they are anti-dilutive under the treasury stock method.

11.   LONG-TERM DEBT

      The composition of long-term debt is as follows:

                                                         SEPTEMBER      DECEMBER
                                                            30,            31,
                                                           2007           2006
                                                         --------       --------
Senior Revolver Credit Facility ..................       $ 27,892       $ 38,020
10% Secured Senior Subordinated Notes ............         75,000         75,000

Other ............................................           --              535
                                                         --------       --------
Total long-term debt .............................        102,892        113,555
Less current maturities ..........................           --              535
                                                         --------       --------
Long-term portion of long-term debt ..............       $102,892       $113,020
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

      Borrowings under the Revolver Credit Facility are tied to a borrowing base, which is calculated by reference to, among other things, eligible accounts receivable, eligible inventory and eligible real property and equipment. As of September 30, 2007, letters of credit in the amount of $15,472 were outstanding and $27,892 was drawn under the Revolver Credit Facility. Availability under the Revolver Credit Facility was $112,423 as of September 30, 2007. The Company's domestic subsidiaries are the primary parties to the Revolver Credit Facility. The Company has guaranteed their obligations under the Revolver Credit Facility. The collateral for the Revolver Credit Facility includes all or substantially all of the Company's and its domestic subsidiaries' assets, including 65 percent of the capital stock of, or other equity interests in, the Company's foreign subsidiaries.

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

      The Revolver Credit Facility requires the Company to observe conditions, affirmative covenants and negative covenants (including financial covenants). These covenants include limitations on the Company's ability to pay dividends, make acquisitions, dispose of assets, incur additional indebtedness, incur guarantee obligations, create liens, make investments, engage in mergers, pledge assets as collateral, repurchase, redeem or acquire its common stock subject to a $5,000 limit, change the nature of its business or engage in certain transactions with affiliates. In addition, the Company's subsidiaries are restricted from making dividends and other restricted payments (which may include payments of intercompany indebtedness) to the Company for purposes other than the payment of reasonable compensation to officers, employees and directors for services rendered to the Company's subsidiaries in the ordinary course of business, payments by the Company's subsidiaries for actual and necessary reasonable out-of-pocket legal and accounting, insurance, marketing, payroll and similar types of services paid for by the Company on behalf of the Company's subsidiaries, in the ordinary course of their respective businesses or as the same may be directly attributable to the Company's subsidiaries, for the payment of taxes by or on behalf of the Company, and the payments by the Company's subsidiaries for the payment of fees, principal and interest on the Notes described below. The Company must also comply with a fixed charge coverage ratio when either (1) the minimum availability under the credit facility falls below $30,000 or (2) there is a default or event of default.

      On October 26, 2007, the Company amended the Revolver Credit Facility, such that the Company was made an additional Borrower (as defined in the amendment documents).

      The Company's Revolver Credit Facility commitment expires on August 22, 2011.

      The Company may prepay the loans or reduce the commitments under its Revolver Credit Facility in a minimum amount of $5,000 and additional integral amounts in multiples of $1,000 in respect of the Revolver Credit

      Facility. The commitments under the Revolver Credit Facility may not be reduced by more than $10,000 in any twelve-month period.

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


12.   INCOME TAXES

      During the third quarter, the 2007 annual effective tax rate was increased to 32.7%, exclusive of discrete items for the nine months ended September 30, 2007, due to changes in certain estimates used to calculate the annual effective tax rate.

      On January 1, 2007, the Company adopted the provisions of FIN 48. The total amount of the liability for unrecognized tax benefits as of the date of adoption was $4,577, which is included in "Other long-term liabilities." As a result of the adoption of FIN 48, the Company recognized an increase in the liability for unrecognized tax benefits, net of deferred income taxes, as of January 1, 2007 with a corresponding increase in the Company's accumulated deficit totaling $3,322.

      As of September 30, 2007, the Company's liability for unrecognized tax benefits totaled $4,754, which includes interest and penalties. The total unrecognized tax benefits balance at September 30, 2007 is comprised of tax benefits that, if recognized, would affect the effective rate.

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

      The Company is subject to taxation in the United States and various state and foreign jurisdictions. The Company's tax years from 2001 to 2006 are subject to examination by the taxing authorities due to the Company's net operating loss carryforwards.

13.   BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

      The Company's three reportable segments are Bare Wire, Engineered Wire Products-Europe, and High Performance Conductors. These segments are strategic business units organized around three product categories that follow management's internal organization structure. The Company evaluates segment performance based on segment operating income.

      The Bare Wire segment manufactures bare and tin-plated copper wire products (or conductors) used to transmit digital, video and audio signals or conduct electricity and sells to insulated wire manufacturers and various OEM's for use in computer and data communications products, general industrial, energy, appliances, automobiles, and other applications. The Bare Wire segment is in the primary business of copper fabrication. The Company may provide such copper to its customers or use their copper in the fabrication process. While the Company bills its customers for copper it provides, it does not distinguish in its records these customer types, and it is therefore not practical to provide such disclosure.

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

      Summarized financial information for the Company's reportable segments is as follows:

                                                ENGINEERED
                                                   WIRE        HIGH
                                                 PRODUCTS-  PERFORMANCE
                                     BARE WIRE    EUROPE    CONDUCTORS   CORPORATE   ELIMINATIONS    TOTAL
                                     ---------    ------    ----------   ---------   ------------    -----
NET SALES
     Three months ended
         September 30, 2007......   $ 135,071   $  15,757   $  29,786   $    --      $    (620)   $ 179,994
     Three months ended
         September 30, 2006......     166,356      12,801      27,263        --            (48)     206,372
     Nine months ended
         September 30, 2007......     413,651      49,794      92,189        --         (1,485)     554,149
     Nine months ended
         September 30, 2006......     469,275      39,739      56,291        --           (293)     565,012

OPERATING INCOME/(LOSS)
     Three months ended
         September 30, 2007......       5,548         959       3,554        (788)        --          9,273
     Three months ended
         September 30, 2006......       5,429       1,107       2,923      (1,020)        --          8,439
     Nine months ended
         September 30, 2007......      14,965       3,483      10,275      (2,857)        --         25,866
     Nine months ended
         September 30, 2006......      16,749       3,326       5,885      (1,569)        --         24,391

GOODWILL
     September 30, 2007 .........      62,148        --          --          --           --         62,148
     December 31, 2006 ..........      62,148        --          --          --           --         62,148

TOTAL ASSETS
     September 30, 2007 .........     268,843      43,837      67,460      32,695      (10,334)     402,501
     December 31, 2006 ..........     247,778      40,115      62,863      32,161       (7,352)     375,565


      The following table presents sales by period and by geographic region based on the country in which the legal subsidiary is domiciled:

                              FOR THE THREE                 FOR THE NINE
                              MONTHS ENDED                  MONTHS ENDED
                      ---------------------------   ---------------------------
                      SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                           2007           2006           2007           2006
                         --------       --------       --------       --------
United States .......    $163,121       $189,091       $499,839       $515,957
Europe ..............      16,873         17,281         54,310         49,055
                         --------       --------       --------       --------
     Total ..........    $179,994       $206,372       $554,149       $565,012
                         ========       ========       ========       ========

      The following table presents property, plant and equipment, net, by geographic region based on the location of the asset:

                                     SEPTEMBER 30,    DECEMBER 31,
                                          2007           2006
                                        --------       --------
United States ........................  $ 97,519       $ 94,568
Europe ...............................    10,364          9,321
                                        --------       --------

     Total ...........................  $107,883       $103,889
                                        ========       ========


14.   RELATED PARTY TRANSACTIONS

      The Company sells a portion of its production scrap to Prime Materials Recovery, Inc. ("Prime") and Prime also performs certain scrap processing services for the Company. Prime is a closely held company and its major shareholder, chairman and director is the Chief Executive Officer of the Company. In addition, the Vice President of Finance of the Company holds a minority ownership interest and is a director. The Company had sales to Prime of $3,486 and $7,866 for the three months ended September 30, 2007 and 2006, respectively, and $13,059 and $19,144 for the nine months ended September 30, 2007 and 2006, respectively. The outstanding trade receivables were $2,533 and $2,564 at September 30, 2007 and December 31, 2006, respectively. The Company incurred scrap conversion costs from Prime of $37 and $0 for the three months ended September 30, 2007 and 2006, respectively, and $451 and $0 for the nine months ended September 30, 2007 and 2006, respectively. There were no outstanding trade payables at both September 30, 2007 and December 31, 2006. Sales to and purchases from Prime were made at terms comparable to those of other companies in the industry.

15.   LITIGATION

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

      In connection with the sale of the Company's former wire harness business to Viasystems International, Inc. in March 2000, the Company agreed to indemnify Viasystems for certain claims and litigation, including any claims related to the claims for water inlet hoses. The Company's policy is to record the probable and reasonably estimable loss related to the product liability claims. Over time, the level of claims, insurance coverage and settlements has varied. Accordingly, the Company has revised its estimated liability outstanding, or balance sheet reserve, based on actual claims reported and costs incurred and its estimate of claims and cost incurred but not reported. The Company has reached global settlements with various claimants related to such claims which are also considered in determining the balance sheet reserve. There are no recoveries from third parties considered in determining the balance sheet reserve. The following table summarizes the number of uninsured claims received, resolved and pending as of and for the periods ended September 30, 2007, December 31, 2006 and December 31, 2005 (in thousands, except number of claims):

                                                                        VALUE OF
                                                            NO. OF      ALLEGED
                                                            CLAIMS      DAMAGES
                                                           -------      -------
As of December 31, 2005 ..............................         310      $ 3,611
For the year ended December 31, 2006:
     New uninsured claims ............................         668        6,956
     Resolved uninsured claims .......................        (681)      (6,386)
                                                           -------      -------
As of December 31, 2006 ..............................         297        4,181
For the nine months ended September 30, 2007:
     New uninsured claims ............................         110        1,974
     Resolved uninsured claims .......................        (297)      (3,755)
                                                           -------      -------
As of September 30, 2007 .............................         110      $ 2,400
                                                           =======      =======


      For the periods prior to April 1, 2002, the Company's product liability coverage is in excess of the insured claims outstanding. As of September 30, 2007 and December 31, 2006, the total of such claims was less than $2,000 with an estimated liability related to these claims of less than $500. As of September 30, 2007 and December 31, 2006, the Company had $75,000 of remaining insurance coverage under its excess umbrella policies for each of the insured years prior to April 1, 2002.

      For the periods ended September 30, 2007 and December 31, 2006, the aggregate settlement costs, cost of administering and litigating and average cost per resolved claim were as follows:

                                                       FOR THE         FOR
                                                     NINE MONTHS     THE YEAR
                                                        ENDED         ENDED
                                                     SEPTEMBER 30,  DECEMBER 31,
                                                         2007          2006
                                                      ----------    ----------
      Aggregate settlement costs ..................      $109          $482

      Cost of administering and litigating ........      $110          $215

      Average cost per resolved claim .............      $  1          $  1

      The Company had a reserve of $1,031 and $1,250 as of September 30, 2007 and December 31, 2006, respectively, related to the estimated future payments to be made to the claimants in the settlement of the remaining incurred claims and claims incurred but not reported. The majority of payments are expected to be made over approximately the next three years. Due to the uncertainties associated with these product claims, such as greater than expected amount of unreported claims and amounts to be paid under reached global settlements, the future costs of final settlement of these claims may differ from the liability currently accrued. However, in the Company's opinion, the impact of final settlement of these claims on future operations, financial position and cash flows should not be material.

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

      We make forward-looking statements in this Form 10-Q that are based on management's beliefs and assumptions and on information currently available to management. Forward-looking statements include the information concerning the Company's possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, competition, outlook, objectives, plans, intentions and goals. For those statements, the Company claims the protection of the safe harbor for forward-looking statements provided for by Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "believes, " "expects, " "may," "will," "should," "seeks," "pro forma," "anticipates," "intends," "plans," "estimates," or the negative of any thereof or other variations thereof or comparable terminology, or by discussions of strategy or intentions.

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

      OVERVIEW

      We, together with our subsidiaries, manufacture and market wire products, including bare and tin-plated copper wire, engineered wire products and high performance conductors for other wire suppliers and original equipment manufacturers or "OEM's". Our products include a broad spectrum of copper wire configurations and gauges with a variety of electrical and conductive characteristics and are utilized by a wide variety of customers primarily in the aerospace, appliance, automotive, electronics/data communications, general industrial/energy and medical device industries. As of September 30, 2007, we manufacture and distribute our products at 15 facilities located in the United States, Belgium, France and Italy. For the period ended September 30, 2007, we operated our business in the following three segments:

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

         o Automobiles - North American industry production statistics, which are influenced by labor relations issues, regulatory requirements and trade agreements. For the first nine months of 2007, North American automotive industry production volumes decreased 3.4% compared to the same period for 2006.

         o Additional demand factors for the High Performance Conductors segment include commercial aircraft build rates; military defense, aircraft and electronics deliveries; industrial process and control equipment demand; and medical electronics and device market demand. Deliveries of large aircraft continued to increase during the first nine months of 2007 driven predominately by Boeing. The demand for industrial products was driven by projects in the chemical and energy processing segment. Medical products demand continues to be driven by the increase in preventive treatments and minimally invasive procedures as well as rapid technology development.

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

      Our expenses in producing these products fall into three main categories - raw materials, including copper, silver, nickel, tin and alloys, labor and, to a lesser extent, utilities. Copper is the primary raw material incorporated in all of our products. As a world traded commodity, copper prices have historically been subject to fluctuations. Copper prices are affected by a number of factors, including worldwide demand, mining and transportation capacity and political instability. Copper supply is generally affected by the number and capacity of the mines that produce copper. For instance, production problems at a single major mine can impact worldwide supply and prices. Copper prices have remained consistent with 2006 levels as a result of a combination of continued sustained demand from China and India and continued unprecedented levels of investment fund involvement. The average price of copper based upon The New York Mercantile Exchange, Inc. ("COMEX") decreased to $3.48 per pound for the three months ended September 30, 2007 from $3.54 per pound for the three months ended September 30, 2006, or 2%. We attempt, where possible, to minimize the impact of these copper price fluctuations on our profitability through pass-through arrangements with our customers, which are based on similar variations of monthly copper price formulas.

      However, a severe increase in the price of copper can have a negative impact on our liquidity. Currently, a $0.10 per pound fluctuation in the price of copper will have an approximate $2.7 million impact on our working capital. Increased working capital requirements cause us to increase our borrowings, which increases our interest expense.

      Copper prices continue to fluctuate. The average copper price for the nine months ended September 30, 2007 of $3.21 per pound was higher than the COMEX price of $2.85 as of December 31, 2006. The price of copper on the COMEX was $3.11 per pound on November 12, 2007.

      Tin is also a component in our products in the Bare Wire and HPC segments. For the three months ended September 30, 2007, the average price of tin increased by 70% compared to the three months ended September 30, 2006. The HPC segment also uses silver and nickel. For the three months ended September 30, 2007, the average price of silver increased by 9% and the average price of nickel increased by 4% compared to the three months ended September 30, 2006. The cost of silver, nickel and tin is generally passed-through to our customers through a variety of pricing mechanisms.

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

      STOCK REPURCHASE PROGRAM

      On September 4, 2007, the Company announced that its Board of Directors approved a stock repurchase program whereby the Company was authorized to repurchase $3.7 million of its common stock through open market or privately negotiated transactions from time to time. The share repurchase program may be increased in the future or suspended or terminated at any time. The funding for the stock repurchases will be from the Company's operating cash flow and/or borrowings under its Revolver Credit Facility. Through the end of the third quarter of 2007, the Company has repurchased 84,000 shares of common stock at an aggregate cost, including broker commissions, of $1.7 million, resulting in an average purchase price of $20.53 per share.

      RESULTS OF OPERATIONS

      The following table sets forth certain unaudited statements of operations data in millions of dollars and percentage of net sales for the periods indicated. The Company's former insulated wire business is included in discontinued operations.

                                                       FOR THE THREE MONTHS ENDED                  FOR THE NINE MONTHS ENDED
                                                ---------------------------------------    ----------------------------------------
                                                   SEPTEMBER 30,         SEPTEMBER 30,         SEPTEMBER 30,         SEPTEMBER 30,
                                                       2007                  2006                  2007                  2006
                                                -----------------    ------------------    ------------------    ------------------
Net sales....................................   $ 180.0     100.0%   $  206.4     100.0%   $  554.1     100.0%   $  565.0     100.0%
Operating expenses:
Cost of goods sold,
     exclusive of
     depreciation and
     amortization expense
     shown below ............................     156.5      86.9       182.0      88.2       483.4      87.2       501.0      88.7
Selling, general and
     administrative
     expenses ...............................      10.7       5.9        11.6       5.6        33.5       6.0        29.2       5.2
Depreciation and
     amortization ...........................       4.0       2.2         4.4       2.1        11.9       2.1        10.4       1.8
(Gain) on sale of
property, plant, and
equipment ...................................      (0.5)     (0.2)        0.0       0.0        (0.6)     (0.0)        0.0       0.0
                                                -------   -------    --------   -------    --------   -------    --------   -------
Operating income ............................       9.3       5.2         8.4       4.1        25.9       4.7        24.4       4.3
Other income/(expense):
     Interest expense .......................      (2.6)     (1.4)       (3.6)     (1.7)       (7.4)     (1.3)      (10.2)     (1.8)
     Amortization of
         deferred
         financing costs ....................      (0.2)     (0.2)       (0.7)     (0.3)       (0.5)     (0.1)       (1.0)     (0.2)
     Other, net .............................       0.0       0.0        (0.1)     (0.2)       (0.1)     (0.1)        0.1       0.0
                                                -------   -------    --------   -------    --------   -------    --------   -------
Income from continuing
     operations before
     income tax provision.. .................       6.5       3.6         4.0       1.9        17.9       3.2        13.3       2.3
Income tax provision ........................       1.9       1.0         0.4       0.2         5.2       0.9         4.0       0.7
                                                -------   -------    --------   -------    --------   -------    --------   -------
Income from continuing
     operations .............................       4.6       2.6         3.6       1.7        12.7       2.3         9.3       1.6
Income/(loss) from
     discontinued
     operations .............................       0.5       0.2         0.3       0.2         0.7       0.1        (0.2)     (0.0)
                                                -------   -------    --------   -------    --------   -------    --------   -------
Net income.................................     $   5.1       2.8%   $    3.9       1.9%   $   13.4       2.4%   $    9.1       1.6%
                                                =======   =======    ========   =======    ========   =======    ========   =======


      We have three reportable segments: Bare Wire, Engineered Wire Products-Europe, and High Performance Conductors. The following table sets forth unaudited net sales and operating income for the periods presented in millions of dollars and percentages of totals:

                                                    FOR THE THREE MONTHS ENDED                   FOR THE NINE MONTHS ENDED
                                            ----------------------------------------     ----------------------------------------
                                              SEPTEMBER 30,          SEPTEMBER 30,         SEPTEMBER 30,          SEPTEMBER 30,
                                                   2007                   2006                  2007                   2006
                                            -----------------      -----------------     -----------------      -----------------
Net sales:
     Bare Wire ...........................  $  135.1      75%      $  166.4      81%     $  413.6      75%      $  469.3      83%
     Engineered Wire
         Products -
         Europe ..........................      15.7       9           12.8       6          49.8       9           39.7       7
     High Performance
         Conductors ......................      29.8      17           27.3      13          92.2      16           56.3      10
     Eliminations ........................      (0.6)     (1)          (0.1)   --            (1.5)     --           (0.3)     --
                                            --------    ----       --------    ----      --------    ----       --------    ----
         Total ...........................  $  180.0     100%      $  206.4     100%     $  554.1     100%      $  565.0     100%
                                            ========    ====       ========    ====      ========    ====       ========    ====
Operating income:
     Bare Wire............................  $    5.5      55%      $    5.4      57%     $   15.0      52%      $   16.8      65%
     Engineered Wire
         Products -
         Europe ..........................       1.0      10            1.1      12           3.5      12            3.3      13
     High Performance
         Conductors ......................       3.6      35            2.9      31          10.2      36            5.9      22
                                            --------    ----       --------    ----      --------    ----       --------    ----

         Subtotal.........................      10.1     100%           9.4     100%         28.7     100%          26.0     100%
                                                        ====                   ====                  ====                   ====
     Corporate............................      (0.8)                  (1.0)                 (2.8)                  (1.6)
                                            --------               --------              --------               --------
         Total............................  $    9.3               $    8.4              $   25.9               $   24.4
                                            ========               ========              ========               ========

      THREE MONTHS ENDED SEPTEMBER 30, 2007 VERSUS THREE MONTHS ENDED SEPTEMBER 30, 2006

      Net sales were $180.0 million and $206.4 million for the three months ended September 30, 2007 and 2006, respectively. Sales for the three months ended September 30, 2007 were $26.4 million, or 12.8%, lower than comparable 2006 levels, as a result of a higher proportion of tolled copper shipped in the 2007 period compared to the 2006 period ($31.7 million) and a decrease in the average cost and selling price of copper ($0.1 million). These factors were partially offset by higher volume ($2.5 million), higher customer pricing/mix ($1.9 million) and the impact of a stronger euro versus the U.S. dollar ($1.0 million). The average price of copper based upon COMEX decreased to $3.48 per pound for the three months ended September 30, 2007 from $3.54 per pound for the three months ended September 30, 2006.

      Bare Wire segment net sales for the three months ended September 30, 2007 were $135.1 million, or a decrease of $31.3 million, or 18.8%, from net sales of $166.4 million for the comparable 2006 period. This decrease was primarily the result of lower volume to customers supplying the electronics/data communications and appliance markets ($1.8 million), the impact of a higher proportion of tolled copper shipped in the 2007 period compared to the 2006 period ($31.7 million) and a decrease in the average cost and selling price of copper ($0.1 million). These decreases were partially offset by the impact of higher volume to customers supplying the industrial/energy and automotive markets ($0.4 million) and increased customer pricing/mix, including higher tin prices ($1.9 million). Of the total pounds processed for the three months ended September 30, 2007 and 2006, respectively, 54.2% and 42.8% were from customers' tolled copper.

      Engineered Wire Products-Europe net sales of $15.7 million for the three months ended September 30, 2007 were $2.9 million, or 22.7%, higher than sales of $12.8 million for the 2006 period. This increase was the result of $0.1 million for the increase in the average cost and selling price of copper, $1.0 million from the impact of a stronger euro versus the U.S. dollar and $1.8 million from increased volume from improved customer demand in all major markets.

      High Performance Conductors net sales of $29.8 million for the three months ended September 30, 2007 were $2.5 million, or 9.2%, higher than sales of $27.3 million for the 2006 period. This increase was the result of $2.6 million from increased volume from improved customer demand in the aerospace and medical device markets and higher silver, nickel and tin prices which were partially offset by the impact of a decrease in the average cost and selling price of copper ($0.1 million).

      Cost of goods sold, exclusive of depreciation and amortization, as a percentage of sales decreased to 86.9% for the three months ended September 30, 2007 from 88.2% for the same period in 2006. The decrease of
      1.3 percentage points was due to the impact of a higher proportion of tolled copper sales in 2007 compared to 2006 (2.0 percentage points) and higher customer pricing/mix (0.9 percentage points), partially offset by a decreased contribution from High Performance Conductors (0.3 percentage points) and Engineered Wire Products - Europe (0.2 percentage points) and higher tin and production costs (1.1 percentage points).

      Selling, general and administrative expenses were $10.7 million for the three months ended September 30, 2007 compared to $11.6 million for the same period in 2006. This decrease of $0.9 million was primarily from $0.8 million of reduced transportation costs and $0.5 million of lower bad debts partially offset by $0.4 million of other cost increases. These expenses, as a percent of net sales, increased to 5.9% for the three months ended September 30, 2007 from 5.6% for the three months ended September 30, 2006, primarily from the impact of lower sales from a higher proportion of tolled copper in 2007 compared to 2006 partially offset by previously-mentioned cost reductions.

      Depreciation and amortization was $4.0 million for the three months ended September 30, 2007 compared to $4.4 million for the same period in 2006. This decrease of $0.4 million was the result of lower depreciation in the Bare Wire segment due to fully depreciated items and the closing of the Texas plant in late 2006 partially offset by the effect of property, plant, and equipment additions.

      Gain on sale of property, plant and equipment was $0.5 million in the 2007 period and $0.0 in the three months ended September 30, 2006. The 2007 gain represents the gain on the sale of a facility in Texas. There were no similar gains in the 2006 period.

      Operating income for the three months ended September 30, 2007 was $9.3 million compared to $8.4 million for the 2006 period, or an increase of $0.9 million, or 10.7%, primarily from higher sales volume at High Performance Conductors, reduced selling, general, and administrative expenses, lower depreciation and amortization, and the gain on sale of property, plant, and equipment. Bare Wire segment's operating income of $5.5 million for the 2007 period was slightly higher than operating income of $5.4 million for the 2006 period, primarily from increased customer pricing/mix, reduced operating expenses and lower depreciation and amortization. Engineered Wire Products-Europe operating income was $1.0 million, or a decrease of $0.1 million from the 2006 period as the result of a lower gross profit rate which offset higher sales volume. High Performance Conductors operating income was $3.6 million, or an increase of $0.7 million from the 2006 period of $2.9 million primarily from increased sales volume. Operating income in the 2007 period also increased by $0.2 million from a reduced charge for stock-based compensation expense.

      Interest expense was $2.6 million for the three months ended September 30, 2007 compared to $3.6 million for the three months ended September 30, 2006. This decrease of $1.0 million was the result of the impact of lower levels of borrowings from improved operating cashflows and a lower cost debt structure.

      Amortization of deferred financing costs was $0.2 million for the three months ended September 30, 2007 compared to $0.7 million for the three months ended September 30, 2006. This decrease of $0.5 million was the result of the write-off of fees associated with the term credit facility with Silver Point Financial, LLC (the "Term Credit Facility") that was terminated in August 2006.

      Income tax provision was $1.9 million and $0.4 million for the three months ended September 30, 2007 and 2006, respectively. The Company's effective tax rate was 29.2% for the three months ended September 30, 2007 and 9.4% for the three months ended September 30, 2006. The lower effective tax rate in 2006 was the result of an adjustment of the expected annual effective tax rate due to state and international tax strategies which did not reoccur in 2007.

      Income from continuing operations was $4.6 million and $3.6 million for the three months ended September 30, 2007 and 2006, respectively, or an increase of $1.0 million primarily from increased operating income and reduced interest expense which were partially offset by a higher effective income tax rate.

      Income from discontinued operations was $0.5 million and $0.3 million for the three months ended September 30, 2007 and 2006, respectively. The 2007 amount includes adjustments to the 2007 effective tax rate and interest accrued under FIN 48. The 2006 amount included the results of the Insulated Wire business that was sold in July 2006.

      As a result of the aforementioned changes, net income was $5.1 million, or $0.51 per basic and $0.50 per diluted share, and $3.9 million, or $0.39 per basic and diluted share, for the three months ended September 30, 2007 and 2006, respectively.

      NINE MONTHS ENDED SEPTEMBER 30, 2007 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2006

      Net sales were $554.1 million and $565.0 million for the nine months ended September 30, 2007 and 2006, respectively. Sales for the nine months ended September 30, 2007 were $10.9 million, or 1.9%, below comparable 2006 levels, as a result of a higher proportion of tolled copper shipped in the 2007 period compared to the 2006 period ($79.4 million) and lower volume ($1.7 million). These factors were partially offset by an increase in the average cost and selling price of copper ($31.3 million), higher customer pricing/mix ($4.4 million), the impact of a stronger euro versus the U.S. dollar ($3.3 million) and the acquisition of HPC ($31.2 million) on March 31, 2006. The average price of copper based upon COMEX increased to $3.21 per pound for the nine months ended September 30, 2007 from $3.06 per pound for the nine months ended September 30, 2006.

      Bare Wire segment net sales for the nine months ended September 30, 2007 were $413.6 million, or a decrease of $55.7 million, or 11.9%, from sales of $469.3 million for the comparable 2006 period. This decrease was primarily the result of lower volume to customers supplying the appliance market ($8.7 million) and the impact of a higher proportion of tolled copper shipped in the 2007 period compared to the 2006 period ($79.4 million). These decreases were partially offset by the impact of an increase in the average cost and selling price of copper ($28.0 million) and increased customer pricing/mix, including higher tin prices ($4.4 million). Of the total pounds processed for the nine months ended September 30, 2007 and 2006, respectively, 51.0% and 43.7% were from customers' tolled copper.

      Engineered Wire Products-Europe net sales of $49.8 million for the nine months ended September 30, 2007 were $10.1 million, or 25.4%, higher than sales of $39.7 million for the 2006 period. This increase was the result of $2.8 million for the increase in the average cost and selling price of copper, $3.3 million impact of a stronger euro versus the U.S. dollar and $4.0 million from increased volume from improved customer demand in all major markets.

      High Performance Conductors net sales of $92.2 million for the nine months ended September 30, 2007 were $35.9 million, or 63.8%, higher than sales of $56.3 million for the 2006 period. This increase was the result of $0.5 million of increase in the average cost and selling price of copper, $4.2 million of increased volume from improved customer demand in the aerospace and medical device markets, higher silver, nickel and tin prices and $31.2 million of HPC results for the three months ended March 31, 2007 with no similar sales for the three months ended March 31, 2006 as HPC was acquired on March 31, 2006.

      Cost of goods sold, exclusive of depreciation and amortization, as a percentage of sales decreased to 87.2% for the nine months ended September 30, 2007 from 88.7% for the same period in 2006. The decrease of 1.5 percentage points was due to the impact of a higher proportion of toll copper sales in 2007 compared to 2006 (1.8 percentage points), higher customer pricing/mix (0.8 percentage points) and the favorable contribution of HPC sales (0.2 percentage points) partially offset by the increase in the average cost and selling price of copper (0.8 percentage points), a lower contribution for Engineered Wire Products - Europe (0.1 percentage points), and increased tin costs and lower overhead absorption (0.4 percentage points).

      Selling, general and administrative expenses were $33.5 million for the nine months ended September 30, 2007 compared to $29.2 million for the same period in 2006. This increase of $4.3 million was the result of $2.5 million from the HPC acquisition on March 31, 2006, $0.8 million of stock-based compensation expense and $1.1 million of higher professional fees and $0.6 million of increased transportation costs partially offset by $0.7 million lower expenses primarily bad debts. These expenses, as a percent of net sales, increased to 6.0% for the nine months ended September 30, 2007 from 5.2% for the nine months ended September 30, 2006, primarily from the impact of the effect of a higher proportion of tolled copper in 2007 compared to 2006 and the previously-mentioned cost increases.

      Depreciation and amortization was $11.9 million for the nine months ended September 30, 2007 compared to $10.4 million for the same period in 2006. This increase of $1.5 million was the result of the HPC acquisition ($1.4 million) and higher depreciation on other property, plant and equipment additions net of disposals ($0.1 million).

      Operating income for the nine months ended September 30, 2007 was $25.9 million compared to $24.4 million for the 2006 period, or an increase of $1.5 million, primarily due to the contribution of the HPC acquisition. Bare Wire segment's operating income of $15.0 million for the 2007 period decreased by $1.8 million, or 10.7%, from $16.8 million for the comparable 2006 period, primarily from lower sales volume, increased tin costs, lower overhead absorption and higher depreciation expense partially offset by higher customer pricing/mix. Engineered Wire Products-Europe operating income was $3.5 million, or an increase of $0.2 million, from the 2006 period of $3.3 million due to increased sales volume to all major markets. High Performance Conductors operating income was $10.2 million, or an increase of $4.3 million, from the 2006 period of $5.9 million due to increased sales levels and a lack of results for the three months ended March 31, 2006, as HPC was acquired on March 31, 2006. Operating income in the 2007 period also decreased by $1.2 million from increased charges for stock-based compensation and professional fees.

      Interest expense was $7.4 million for the nine months ended September 30, 2007 compared to $10.2 million for the nine months ended September 30, 2006. This decrease of $2.8 million was the result of the impact of lower levels of borrowings from improved operating cashflows and a lower cost debt structure.

      Amortization of deferred financing costs was $0.5 million for the nine months ended September 30, 2007 compared to $1.0 million for the nine months ended September 30, 2006. This decrease of $0.5 million was the result of the write-off of fees associated with the Term Credit Facility that was terminated in August 2006.

      Income tax provision was $5.2 million and $4.0 million for the nine months ended September 30, 2007 and 2006, respectively. The Company's effective tax rate for the nine months ended September 30, 2007 was 29.1% and 30.0% for the nine months ended September 30, 2006. The lower effective tax rate in 2007 was the result of efficient state tax strategies and certain changes in state tax laws.

      Income from continuing operations was $12.7 million and $9.3 million for the nine months ended September 30, 2007 and 2006, respectively, or an increase of $3.4 million primarily due to higher operating income, reduced interest expense and a lower effective tax rate.

      Income/(loss) from discontinued operations was $0.7 million and ($0.2) million for the nine months ended September 30, 2007 and 2006, respectively. The 2007 amount included a gain of $0.2 million from the sale of property, plant and equipment of the former Insulated Wire business and adjustments to the effective tax rate partially offset by interest accrued under FIN 48. The 2006 amount included the results of the Insulated Wire business that was sold in July 2006.

      As a result of the aforementioned changes, net income was $13.4 million, or $1.33 per basic share and $1.31 per diluted share, and $9.1 million, or $0.91 per basic and diluted share, for the nine months ended September 30, 2007 and 2006, respectively.

      FINANCIAL CONDITION

      At the end of the third quarter, total cash and cash equivalents were $3.0 million, down $0.3 million from year-end 2006. During the first nine months of 2007, cash levels were relatively constant throughout the period as we used excess cash to reduce outstanding long-term debt borrowings.

      Accounts receivable increased $16.8 million, or 17.2%, from year-end 2006. This increase was primarily due to an increase in net sales of 11.2% in the last two months of the third quarter of 2007 as compared to the last two months of the fourth quarter of 2006. Accounts receivable also increased due to an increase in the number of days sales outstanding as of September 30, 2007. The number of days sales outstanding increased to 54 as of September 30, 2007 from 52 days as of December 31, 2006. The allowance for doubtful accounts as a percentage of accounts receivable decreased from 1.7% at December 31, 2006 to 1.1% as of September 30, 2007 reflecting primarily the write-off of remaining Insulated Wire accounts deemed uncollectible against the allowance in the first quarter of 2007.

      Inventories of $68.0 million as of September 30, 2007 increased by $9.2 million from December 31, 2006. This increase was the result of an increase in pounds of copper and other inventory held in the Bare Wire segment ($10.8 million) and increased inventory levels and metal costs at HPC ($1.5 million), partially offset by an increase in the LIFO reserve ($2.7 million) and lower quantities in the Engineered Wire Products-Europe segment of ($0.4 million). Inventory turns in the first nine months of 2007 were comparable to 2006 levels.

      Accounts payable were $51.4 million as of September 30, 2007, or an increase of $17.8 million from December 31, 2006 levels, as trade vendor terms from a major copper vendor were extended, more pounds were purchased and the timing of payments differed.

      RECENTLY ISSUED ACCOUNTING STANDARDS

      In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, - an interpretation of FASB Statement No. 109 ("FIN 48") to be effective for fiscal years beginning after December 31, 2006. This Interpretation adopts a two-step approach for recognizing and measuring tax benefits and requires certain disclosures about uncertainties surrounding income tax positions. It also adopts the recognition threshold of "more-likely-than-not." On January 1, 2007, the Company adopted the provisions of FIN 48. As a result of the implementation of FIN 48, the Company recognized an increase of $3.3 million to the opening balance of accumulated deficit. See Note 1 to the unaudited condensed consolidated financial statements in this Form 10-Q.

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

      LIQUIDITY AND CAPITAL RESOURCES

            WORKING CAPITAL AND CASH FLOWS

      Net cash provided by operating activities was $26.2 million for the nine months ended September 30, 2007, compared to net cash provided by operating activities of $19.2 million for the nine months ended September 30, 2006. This improvement of $7.0 million was the result of increased net income ($4.3 million), non-cash stock-based compensation expense ($0.8 million), accounts receivable changes ($3.3 million), inventory changes ($3.3 million), increased accounts payable ($0.3 million), and other, net ($1.7 million) partially offset by lower accrued payroll and payroll related items ($2.3 million) deferred income taxes ($2.6 million), and lower accrued and other liabilities ($1.8 million).

      Net cash used in investing activities was $14.6 million for the nine months ended September 30, 2007, compared to $22.1 million for the nine months ended September 30, 2006. This decrease in net cash used of $7.5 million resulted primarily from the acquisition of HPC for $52.1 million in the 2006 period and $3.0 million in 2007. In addition, capital expenditures were $14.6 million for the nine months ended September 30, 2007 compared to $7.6 million for the nine months ended September 30, 2006, primarily due to spending for the new plant in Sherrill, New York of $7.6 million, including purchase of equipment and installation costs. Total capital expenditures related to the acquisition of the Sherrill, New York facility are expected to be approximately $3.2 million over the remaining life of the project. Proceeds from the sale of property, plant and equipment in the 2007 period were $1.7 million greater than in the 2006 period. Proceeds from sale of businesses was zero for the nine months ended September 30, 2007 compared to $36.1 million for the nine months ended September 30, 2006. The collection of restricted cash contributed $0.3 million less in 2007 than in 2006.

      Net cash used in financing activities was $12.1 million for the nine months ended September 30, 2007, compared to net cash used in financing activities of $0.9 million for the nine months ended September 30, 2006, for a increase of $11.2 million. There were net repayments of borrowings of $10.7 million for the nine months ended September 30, 2007, and net borrowings of $0.5 million for the nine months ended September 30, 2006. During the third quarter of 2007, $1.7 million was used to repurchase the Company's stock under its stock repurchase program and the Company received $0.3 million in proceeds from the issuance of common stock. Financing fees were $1.4 million lower in 2007 compared to 2006 due to amendments to the Revolver Credit Facility that occurred in 2006.

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

     The Company and its subsidiaries are party to an indenture governing the Notes we issued in October 2004. For a description of the terms of the Revolver Credit Facility and the Notes, see Note 11 to the unaudited condensed consolidated financial statements.

         LIQUIDITY

      We require cash to fund working capital, capital expenditures, debt service and taxes. Our working capital requirements generally increase when demand for our products increase or when copper, copper premiums, silver, nickel, tin and alloy costs increase significantly or rapidly. Currently, a $0.10 per pound fluctuation in the price of copper will have an approximate $2.7 million impact on our working capital. The average price of copper based upon COMEX decreased to $3.48 per pound for the three months ended September 30, 2007 from $3.54 per pound for the three months ended September 30, 2006. Copper prices continue to fluctuate, and the price of copper on the COMEX was $3.11 per pound as of November 12, 2007.

      Our principal sources of cash are generated from operations and availability under our Revolver Credit Facility.

      As of September 30, 2007, we had $3.0 million of unrestricted cash and cash equivalents. Actual borrowing availability under our Revolver Credit Facility is subject to a borrowing base calculation, generally based upon a percentage of eligible accounts receivable, inventory and property, plant and equipment. As of September 30, 2007, our borrowing base was $155.7 million and our outstanding indebtedness under the Revolver Credit Facility (including outstanding letters of credit) was $43.3 million, resulting in a remaining availability of $112.4 million.

      As part of the Company's approved $3.7 million stock repurchase program discussed above, during the third quarter of 2007, the Company repurchased 84,000 shares for an aggregate cost, including broker commissions, of $1.7 million, resulting in an average price of $20.53 per share. The Company utilized funds available from its operating cashflow and/or borrowings under its Revolver Credit Facility.

      We expect our cash on hand, operating cash flow, and available borrowings under the Revolver Credit Facility, will be sufficient to meet our anticipated future operating expenses, stock repurchases, capital expenditures and debt service requirements for the next twelve months and the foreseeable future. Our ability to generate sufficient cash flow to meet our operating needs could be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. Any significant reduction in customer demand for our products, change in competitive conditions, reduction in vendor terms from our suppliers, increases in prices of our major material components including copper, silver, nickel, tin and alloy, increases in other expenses such as utility costs, or adverse changes in economic conditions in the U.S. or worldwide, could impact our ability to generate sufficient cash flow to fund operations.

      OFF-BALANCE SHEET ARRANGEMENTS

      We have not historically utilized off-balance sheet financing arrangements and have no such arrangements as of September 30, 2007. However, we do finance the use of certain facilities and equipment under lease agreements provided by various institutions. Since the terms of these agreements meet the definition of operating lease agreements, the sum of future lease payments is not reflected on our consolidated balance sheets. As of September 30, 2007, the future minimum lease payments under these arrangements totaled $6.3 million.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We do not ordinarily hold market risk sensitive instruments for trading purposes.

            INTEREST RATE RISK

      At September 30, 2007, approximately $27.9 million of the total $102.9 million of long-term debt, specifically, $27.9 million of borrowings under our Revolver Credit Facility, bear interest at variable rates. A hypothetical 1% increase in variable interest rates would increase our interest rate expense by $0.3 million based on the debt outstanding as of September 30, 2007. We are not currently engaged in any hedging activities.

            FOREIGN CURRENCY RISK

      As of September 30, 2007, we had operations in Belgium, France and Italy. Our operations may, therefore, be subject to volatility because of currency fluctuations. Sales and expenses are denominated in the euro for the Belgium, French and Italian operations. As a result, these operations are subject to fluctuations in the relative value of the euro versus other currencies. We evaluate from time-to-time various currency hedging programs that could reduce the risk.

      In terms of foreign currency translation risk, we are exposed primarily to the euro. Our net foreign currency investment in foreign subsidiaries and affiliates translated into U.S. dollars using month-end exchange rates at September 30, 2007 and year-end exchange rates at December 31, 2006, was $26.7 million and $22.0 million, respectively.

      At September 30, 2007, we had no financial instruments outstanding that were sensitive to changes in foreign currency exchange rates.

            COMMODITY PRICE RISK

      The principal raw material we use is copper, which is purchased in the form of 5/16-inch rod primarily from the major copper producers in North America, Europe and South America. Copper rod prices are based on market prices, which are generally established by reference to the COMEX prices, plus a premium charged to convert copper cathode to copper rod and deliver it to the required location. As a worldwide traded commodity, copper prices have historically been subject to fluctuations. The average price of copper based upon COMEX decreased to $3.48 per pound for the three months ended September 30, 2007 from $3.54 per pound for the three months ended September 30, 2006. While fluctuations in the price of copper may directly affect the per unit prices of our products, these fluctuations have not had, nor are expected to have, a material impact on our profitability due to copper price pass-through arrangements that we have with our customers. These sales arrangements are based on similar variations of monthly copper price formulas. Use of these copper price formulas minimizes the differences between copper raw material costs charged to the cost of sales and the pass-through pricing charge to customers. However, a severe increase in the price of copper could negatively impact our short-term liquidity because of the period of time between our purchase of copper at an increased price and the time at which we receive cash payments after selling end products to customers reflecting the increased price. Currently, a $0.10 per pound fluctuation in the price of copper will have an approximate $2.7 million impact on our working capital.

      Tin is also a component of our products in the Bare Wire and HPC segments. For the three months ended September 30, 2007, the average price of tin increased by 70% compared to the three months ended September 30, 2006. The HPC segment also uses silver and nickel. For the three months ended September 30, 2007, the average price of silver increased by 9% and the average price of nickel increased by 4% compared to the three months ended September 30, 2006. The cost of silver, nickel and tin is generally passed-through to our customers through a variety of pricing mechanisms.

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

      As of December 31, 2005, we did not maintain effective controls over the evaluation and completeness of our deferred tax assets and liabilities, the associated valuation allowances established in previous years to reflect the likelihood of the recoverability of net deferred tax assets and the income tax provision/(benefit) for continuing and discontinued operations. Specifically, we did not have effective controls in place to identify net operating loss carryforwards and the differences between book and tax accounting for fixed assets, certain inventory reserves and LIFO inventories and certain intangibles. This material weakness resulted in a restatement of the Company's 2005 annual consolidated financial statements with respect to income taxes. In addition, this control deficiency could result in a material misstatement to the aforementioned accounts such as deferred tax assets, deferred tax liabilities, goodwill, and income tax provision/(benefit) that would result in a material misstatement to the Company's annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness. This material weakness existed throughout 2006 and 2007, and at September 30, 2007.

      As of December 31, 2006 and September 30, 2007, we did not maintain a sufficient number of personnel with an appropriate level of knowledge to adequately prepare the financial statements, which contributed to the following control deficiencies:

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

      REMEDIATION PLAN

      Our remediation plan for the deferred tax accounting weakness included a special project in which we staffed qualified outside tax and accounting consultants, beginning in the second quarter of 2006, to fully assess the material weakness. Management also obtained internal and external resources for the preparation of the 2006 and 2007 quarter-end and year-end closings. The initial phase of the remediation plans has resulted in the restatement of the 2005 annual consolidated financial statements as more fully described in Amendment No. 1 to the Form 10-K for December 31, 2005 in Note 1A. We continue to strengthen our controls over income tax accounting with additional internal accounting and external resources through and including the preparation of the 2006 and 2007 income tax provision and related footnote disclosures. To remediate the control weakness related to personnel, management has hired a Manager of Financial Reporting (recently promoted to Corporate Controller) who possesses the technical qualifications to properly account for both non-routine and routine transactions. In 2007, management has also hired a Manager of Income Taxes and a Senior Accountant to assist the Corporate Controller in income tax accounting and financial reporting. Management has additionally hired a Manager of Internal Audit/SOX to assist management in the proper implementation of adequate disclosure controls. Management, with the assistance of the Manager of Internal Audit/SOX, has developed, and will continue to develop, detailed control remediation steps for each of the deficiencies noted above and has begun implementation of those steps. Management had previously conducted an analysis of the current financial reporting staff and validated that the roles and responsibilities have been properly allocated and assessed the potential need for additional resources. Management is in the process of assessing if additional resources are deemed necessary and is transitioning various functions to the Camden, NY offices.

            CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

      Except as otherwise discussed above, there were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

      During the three months ended September 30, 2007, there have been no material developments in the Company's legal proceedings. For more detailed information, see the disclosures provided in Note 15 to the unaudited condensed consolidated financial statements in this Form 10-Q and Note 18 to our Consolidated Financial Statements and in "Item 3-Legal Proceedings" set forth in our 2006 Form 10-K.


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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      (c) Issuer Purchases of Equity Securities

      The following is a summary of the Company's share repurchase activity for the three months ended September 30, 2007:

                                                    (A)                (B)                 (C)                 (D)
                                               -------------      ------------      ---------------     ----------------
                                                                                    TOTAL NUMBER OF      DOLLAR VALUE OF
                                               TOTAL NUMBER       AVERAGE PRICE    SHARES PURCHASED     SHARES THAT MAY
                                                 OF SHARES          PAID PER       PART OF PUBLICLY     YET BE PURCHASED
PERIOD                                          PURCHASED(1)          SHARE         ANNOUNCED PLAN      UNDER THE PLAN(2)
------------------------------------            ----------          ---------         ----------          ----------
July 1, 2007 - July 31, 2007                          --            $   --                  --            $     --
August 1, 2007 - August 31, 2007                      --            $   --                  --            $     --
September 1, 2007 - September 30, 2007              84,000          $   20.53             84,000          $1,975,000
                                                ----------          ---------         ----------          ----------
      Total                                         84,000          $   20.53             84,000          $1,975,000


(1) Share repurchases under the program were made pursuant to open-market purchases.

(2) On September 4, 2007, the Company publicly announced a $3.7 million stock repurchase program.


ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.



ITEM 5.     OTHER INFORMATION

      None.

ITEM 6.     EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION
--------       -----------------------------------------------------------------

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


                                            INTERNATIONAL WIRE GROUP, INC.

Dated: November 14, 2007                    By:    /s/ GLENN J.  HOLLER
                                                   -----------------------------
                                            Name:  Glenn J.  Holler
                                            Title: Senior Vice President, Chief
                                                   Financial Officer (Principal
                                                   Financial and Accounting
                                                   Officer) and Secretary

                                  EXHIBIT INDEX

EXHIBIT
NUMBER         DESCRIPTION
--------       -----------------------------------------------------------------

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