Form 10-K
period 2007-12-31
INTERNATIONAL WIRE GROUP INC
filed 2008-03-14
CIK 947429

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $83,672,780 based on the closing sale price as reported on the OTC Pink Sheets. Shares of Common Stock held by each executive officer, director, and shareholders with beneficial ownership of greater than 10% of the outstanding Common Stock of the registrant and persons or entities known to the Company to be affiliates of the foregoing have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

APPLICABLE ONLY TO ISSUERS INVOLVED IN
BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑     No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 29, 2008

Common Stock, $0.01 par value per share	9,923,002 shares

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s 2008 annual meeting of stockholders is incorporated by reference in Part III.

CAUTIONARY STATEMENTS CONCERNING FORWARD-LOOKING STATEMENTS

International Wire Group, Inc. and its subsidiaries (which we refer to as “we,” “us,” “our” or other variations thereof or comparable terminology) makes forward-looking statements in this Form 10-K that are based on management’s beliefs and assumptions and on information currently available to management. Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, the effects of competition, outlook, objectives, plans, intentions and goals. For those statements, we claim the protection of the safe harbor for forward-looking statements provided for by Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believes,” “expects,” “may,” “will,” “should,” “seeks,” “pro forma,” “anticipates,” “intends,” “plans,” “estimates,” or the negative of any thereof or other variations thereof or comparable terminology, or by discussions of strategy or intentions.

Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. Undue reliance should not be placed on any forward-looking statements. We do not have any intention or obligation to update forward-looking statements after we file this Form 10-K, except as required by Federal Securities laws. See “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

PART I

Item 1.	Business.

Overview

We, together with our subsidiaries, manufacture and market wire products, including bare and tin-plated copper wire, engineered products and high performance conductors, for other wire suppliers, distributors and original equipment manufacturers or “OEM’s”. Our products include a broad spectrum of copper wire configurations and gauges with a variety of electrical and conductive characteristics and are utilized by a wide variety of customers primarily in the aerospace, appliance, automotive, electronics and data communications, general industrial/energy and medical device industries. We manufacture and distribute our products at 15 facilities located in the United States, Belgium, France and Italy. We operate our business in the following three segments:

•	Bare Wire. Our bare and tin-plated copper wire products (or conductors) are used to transmit digital, video and audio signals or conduct electricity and are sold to a diverse customer base of over 1,000 insulated wire manufacturers and various industrial OEM’s for use in computer, electronics and data communications products, general industrial, energy, appliances, automobiles and other applications.

•	Engineered Wire Products — Europe. Our bare copper wire products are engineered and used to conduct electricity either for power or for grounding purposes and are sold to a diverse customer base of various OEM’s for use in electrical appliances, power supply, aircraft and railway and automotive.

•	High Performance Conductors. Our high performance conductors segment manufactures specialty high performance conductors which include tin, nickel and silver-plated copper and copper alloy conductors including standard and customized high and low temperature conductors as well as specialty film insulated conductors and miniature tubing products. These products are used by a variety of customers in the commercial and military aerospace and defense, electronics and data communication, industrial and automotive and medical electronics and device markets.

We were organized in 1995 as Omega Wire Corp. and subsequently changed our name to International Wire Group, Inc. We are incorporated in the state of Delaware. Our principal executive offices are located at 12 Masonic Avenue, Camden, New York, and our telephone number at such address is (315) 245-3800. Our internet address is www.iwg.com.

Insulated Wire Business Sale

Through the sales to Copperfield, LLC (“Copperfield”) in 2005 and Draka Holdings N.V. (“Draka”) in 2006, the Company exited from its Insulated Wire business. Accordingly, the entire Insulated Wire business has been presented as a discontinued operation in the accompanying consolidated statements of operations.

Acquisitions and Other

On March 4, 2006, we entered into a Stock Purchase Agreement (“Purchase Agreement”) to acquire HPC from Phelps Dodge Corporation (“PD”). On March 31, 2006, we completed the acquisition of all of the outstanding common stock of HPC for $42.0 million plus a working capital adjustment of $4.3 million. We funded the acquisition with borrowings under our Revolver Credit Facility (as defined below). Additionally, we purchased the copper inventory held on consignment by HPC from PD for $5.1 million. In addition, pursuant to the Purchase Agreement, there was a contingency payment capped at $3.0 million based on performance, and in May 2007, the $3.0 million payment was made. In connection with the closing of the transaction, Phelps Dodge High Performance Conductors of SC & GA, Inc. changed its name to IWG High Performance Conductors, Inc.

On October 27, 2006, the Company announced the purchase of a new plant site located in Sherrill, New York, from a subsidiary of Oneida, LTD. The purchase of this facility, which is approximately 80,000 square feet, for approximately $0.6 million, will be used to expand and move current bare wire production in the central New York region. The City of Sherrill, New York provides favorable hydroelectric power rates which should result in lower production costs. Production at this facility began in the fourth quarter 2007.

In late 2007, the Company completed an expansion of its braided wire facility located in Cazenovia, New York. The facility was expanded from 54,000 square feet to 74,000 square feet with related capital expenditures of approximately $1.2 million. The expanded space became operational in the fourth quarter of 2007.

Additionally, on January 2, 2008, the Company announced that it acquired the assets and operations of Hamilton Products, Inc. and the related real estate owned by JPS Holdings, LLC (collectively “Hamilton Products”). Hamilton Products was formed in 1994 and is a manufacturer and marketer of copper braided wire products serving the aerospace and industrial markets. Under the asset purchase agreement, the Company purchased the assets, operations and certain liabilities for $9.3 million in cash, subject to a working capital adjustment. Hamilton Products’ manufacturing facility is located in Sherburne, New York.

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

In fiscal 2006, the Company temporarily idled one of its facilities in Texas due to a decrease in sales demand in that region. The property was sold on August 2, 2007 for $2.4 million. A net gain on the sale of $0.4 million was recorded in the third quarter of fiscal 2007.

In the second quarter of 2007, the Company did not renew the lease for its distribution center in La Mirada, California but continues to serve that market with direct customer shipments.

Products and Markets

At December 31, 2007, the Company had three reportable segments: Bare Wire, Engineered Wire Products — Europe and High Performance Conductors. These segments are strategic business units organized around three product categories that follow management’s internal organization structure. The Company evaluates segment performance based on segment operating income. See Note 15 to our consolidated financial statements for segment reporting. The following is a description of our primary products and markets served:

Bare Wire Segment (74% of 2007 Consolidated Net Sales)

Our external sales of bare wire products are primarily to wire insulators, who apply insulating materials to the bare wire through an extrusion process. These wire insulators are located primarily in the United States, Canada and Mexico and sell their insulated wire to a variety of customers in the following markets:

•	appliance (approximately 10% of total 2007 Bare Wire net sales);

•	automotive (approximately 22% of total 2007 Bare Wire net sales);

•	electronics and data communications (approximately 27% of total 2007 Bare Wire net sales) including broadcast/video cables, audio/microphone/sound for entertainment, medical, safety and security control, local area network (“LAN”) and computer systems; and

•	industrial/energy (approximately 41% of total 2007 Bare Wire net sales) including heating, ventilating and air conditioning (“HVAC”) systems, circuit protection, digital and cellular phone towers, elevator cables, mining and oil exploration, mass transit, utility power distribution applications, wind turbine, oil and water well, transformers and fuse links, welding cable and irrigation.

We manufacture a broad array of bare and tin-plated copper conductors including the following:

•	Single End Wire. Single end wire is an individual wire drawn to the customer’s size requirements ranging from .16 to .00157 inches in diameter (6 American Wire Gauge (“awg”) to 46 awg). Single end wire is capable of transmitting signals or electrical currents between two points and is used to transmit digital, video and audio signals or low voltage current in a variety of wire products used in motor controls, local area networks, security systems, television or telephone connections and water sprinkler systems. Single end wire is generally the least expensive form of wire to produce due to its simple configuration.

•	Stranded Wire. Stranded wire is comprised of a number of single end wires twisted together in a specific geometric pattern that preserves each individual wire’s relative position for the length of the wire. Stranded wire, like single end wire, transmits digital, video and audio signals or low voltage current. However, stranded wire is more flexible and capable of connecting multiple terminals allowing greater application. Stranded wire is generally used in products that connect peripherals to the personal computer (“PC”), connect the internal components of the PC, and control HVAC, security and other functions inside buildings. In addition, stranded wire is used in antilock braking systems, airbag systems, utility power distribution and circuit breakers.

•	Bunched Wire. Bunched wire is formed by twisting a number of single end wires in a random pattern. Bunched wire allows increased flexibility while maintaining conductivity. This type of wire is the primary wire used in appliance and automobile wire harnesses. In addition, bunched wire is commonly used for transmission of electrical current in lighting fixture cords, extension cords and power cords for portable, power hand tools.

•	Cabled Wire and Braided Wire. Cabled wire and braided wire are combinations of single, bunched or stranded wire twisted together in various patterns and thickness. These wires transmit electrical current and are typically used in mining, mass transportation, automotive, utility power distribution and other industrial applications.

•	Shielding Wire. Shielding wire is comprised of varying numbers of single end wires that are wound together in parallel construction around a bobbin. Shielding wire does not transmit signals or voltage but rather shields the signal traveling through the core conductor from outside interference. This type of wire is primarily used in data communication applications, telecommunications equipment, cable television equipment and security systems.

Engineered Wire Products — Europe Segment (9% of 2007 Consolidated Net Sales)

Our sales of engineered wire products in Europe are primarily specialty braids, ropes, connections and flexible bars. These products are sold to OEM’s who use our products as component parts in items such as circuit breakers, panel boards, transformers, power generating systems and transportation equipment. Our sales are to a variety of customers in the following markets:

•	electrical appliances (approximately 40% of total 2007 Engineered Wire Products — Europe net sales);

•	power supply (approximately 29% of total 2007 Engineered Wire Products — Europe net sales);

•	aircraft and railway (approximately 12% of total 2007 Engineered Wire Products — Europe net sales); and

•	automotive (approximately 19% of total 2007 Engineered Wire Products — Europe net sales).

We manufacture specialty braids, ropes, connections and flexible bars using copper as the primary raw material with either insulating material, strips or terminals. In addition, we manufacture braided wire which is sold as a component part or we apply either insulating material and/or types of terminals to meet customers’ specifications.

High Performance Conductors Segment (17% of 2007 Consolidated Net Sales)

Our High Performance Conductors segment, which resulted from the Company’s acquisition described in Note 3 to our consolidated financial statements, manufactures specialty high performance conductors which include tin, nickel and silver plated copper and copper alloy conductors including standard and customized high and low temperature conductors as well as specialty film, insulated conductors and miniature tubing products.

Our external sales of high performance conductors in the United States, Europe and Asia are primarily directly to distributors and to wire insulators that manufacture wire and cable products by applying insulation, through a variety of processes, for applications in high temperature environments. HPC’s film insulated and tubing products are sold to medical device manufacturers either directly or through our manufacturer’s representatives specializing in the medical market which are sold under our “MinVasive” brand. HPC’s products are used by a variety of customers in the following markets:

•	commercial and military aerospace and defense (approximately 46% of total 2007 High Performance Conductors net sales) includes commercial and military aircraft wiring, avionics, defense weapons and security systems, commercial and defense satellite systems;

•	electronics and data communication (approximately 21% of total 2007 High Performance Conductors net sales) including consumer electronics, test equipment, data and voice communication;

•	industrial and automotive (approximately 19% of total 2007 High Performance Conductors net sales) including industrial power, heat and freeze control, automotive and geophysical; and

•	medical electronics and devices (approximately 14% of total 2007 High Performance Conductors net sales) including medical diagnostic and test equipment and components for minimally invasive medical devices.

Marketing

We sell our products through a combination of direct (company employed) sales people and manufacturers’ representatives. Our sales organization is supported by an internal marketing staff and customer service groups. Collectively, these departments act as a bridge between our customers and our production and engineering staff. Our engineers work directly with customers in manufacturing the wire products to the customer’s exact specifications. In addition, engineers work closely with our production managers, quality supervisors and customer service representatives to ensure the timely delivery of quality products.

Key Customers

We sell our products primarily to copper wire insulators, distributors and OEM’s who then sell to a diverse array of end users. For the year ended December 31, 2007, we had significant sales to General Cable Corporation and AFL Automotive, LP, which represented 12% and 10% of our consolidated net sales, respectively.

International Operations

We currently have operations in Belgium, France and Italy. For the years ended December 31, 2007, 2006 and 2005, approximately 10%, 9% and 9% of our consolidated net sales originated from these foreign operations. We have a manufacturing facility in Vinovo, Italy and two facilities in Saint-Chamond, France as well as a sales/distribution facility in Puurs, Belgium. See Note 15 to our consolidated financial statements included herein for further information about our international operations.

We are subject to risks generally associated with international operations, including price and exchange controls and other restrictive actions. In addition, fluctuations in currency exchange rates may affect our results of operations. See “Item 1A. Risk Factors” and “Item 7A. Qualitative Disclosures about Market Risk” for further discussion about our foreign currency risk.

Raw Materials

The principal raw material used in our products is 5/16 inch copper rod, which is sourced either directly from world copper producers or through rod mill operators in North America and Europe. Copper rod prices are based on market prices, which are generally established by reference to the New York Mercantile Exchange, Inc. (“COMEX”) prices, plus a premium charged to convert copper cathode to copper rod and deliver it to the required location. Copper prices are affected by a number of factors, including worldwide demand, mining and transportation capacity and political instability. Copper supply is generally affected by the number and capacity of the mines that produce copper. For instance, production problems at a single major mine can impact worldwide supply and therefore prices. While fluctuations in the price of copper may directly affect the per unit prices of our products, these fluctuations have not had, nor are expected to have, a material impact on our profitability due to copper price pass-through arrangements that we have with our customers. These sales arrangements are based on similar variations of monthly copper price formulas. Use of these copper price formulas minimizes the differences between raw material copper costs charged to the cost of sales and the pass-through pricing charged to customers. A severe increase in the price of copper could, however, negatively impact our short term liquidity because of the period of time between our purchase of copper at an increased price and the time at which we receive cash payments after selling end products to customers reflecting the increased price.

Tin is also a component in our products in the Bare Wire and HPC segments. The HPC segment also uses silver and nickel. The cost of silver, nickel and tin is generally passed-through to our customers through a variety of pricing mechanisms. Our price of silver includes a margin and consequently market fluctuations in the price of silver can result in an increase or decrease in profitability at a given volume.

We order material based on purchase orders received and accepted and seek to minimize the inventory of material not identified for specific orders. We work with our suppliers to develop just-in-time supply systems which reduce inventory carrying costs. Generally, we do not have long-term purchase agreements with our suppliers.

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

Bare Wire

As of December 31, 2007, we had nine facilities dedicated to the production and distribution of bare wire products in the United States. Seven of these facilities are located in New York, one in Indiana and one in Texas. The manufacturing of bare wire consists of one or more of the following four processes: wire drawing, plating, bunching and stranding and cabling.

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

Engineered Wire Products — Europe

As of December 31, 2007, we had three facilities dedicated to the production and distribution of specialty wire products in Europe, two located in France and one located in Italy. The manufacturing of the specialty wire engineered products in Europe consists of obtaining copper stranding or strips and applying either insulating material and/or types of terminals to meet the customers’ specifications.

High Performance Conductors

HPC has two facilities dedicated to the production and distribution of high performance conductor and medical device products in the United States, one located in South Carolina and one located in Georgia. In addition, there is a sales/distribution facility in Belgium. The manufacturing of high performance conductors consists of one or more of the following four processes: wire drawing, plating, bunching and stranding and cabling.

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

Competition

As a result of the diversity of our product offerings, we believe that no single competitor competes with us across the entire spectrum of our product lines. However, in each market served, we experience competition from at least one major competitor. We compete primarily on the basis of quality, reliability, price, reputation, customer service and delivery time. Several customers we serve have in-house or “captive” wire production facilities, and we sell to them to meet needs in excess of their internal production capacity.

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

Patents and Trademarks

We have one patent and a number of trademarks. We do not believe that our competitive position or operations are dependent on any individual patent or trademark or groups thereof.

Employees

As of December 31, 2007, we employed approximately 1,550 full time employees. We believe that we have a good relationship with our employees. None of our employees are represented by a labor union.

Seasonality

We do not believe that our business is subject to significant seasonal fluctuations.

Environmental Matters

We are subject to a number of federal, state, local and foreign environmental laws and regulations relating to the storage, handling, use, emission, discharge, release or disposal of materials into the environment and the investigation and remediation of contamination associated with such materials. These laws include, but are not limited to, the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”), the Water Pollution Control Act, the Clean Air Act and the Resource Conservation and Recovery Act, the regulations promulgated thereunder, and any state and foreign analogs. We have been, and may be in the future, identified as potentially responsible parties with respect to several sites designated for cleanup under CERCLA or similar state laws, which impose liability for cleanup of certain waste sites and for related natural resource damages without regard to fault or the legality of waste generation or disposal. Persons liable for such costs and damages generally include the site owner or operator and persons that disposed or arranged for the disposal of hazardous substances found at those sites. Although CERCLA imposes joint and several liability on all potentially responsible parties, in application, the potentially responsible parties typically allocate the investigation and cleanup costs based upon, among other things, the volume of waste contributed by each potentially responsible party. Also, our operations also are governed by laws and regulations relating to employee health and safety. We believe that we are in material compliance with such applicable laws and regulations and that our existing environmental controls are adequate. Further, we have no current plans for substantial capital expenditures in this area.

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

Executive Officers of the Registrant

Set forth below are the names and positions of the executive officers of our company as of December 31, 2007.

Name	Age	Position(s)

Rodney D. Kent	60	Director and Chief Executive Officer
Glenn J. Holler	60	Senior Vice President, Chief Financial Officer and Secretary
Donald F. DeKay	53	Vice President — Finance
Chrysant E. Makarushka	67	Vice President — Purchasing and Logistics
Martin G. Dew	45	President of IWG High Performance Conductors, Inc.

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

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (SEC). These reports, proxy statements and other information contain additional information about us. You may read and copy these materials at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for more information about the operation of the Public Reference Room. The SEC also maintains a web site that contains reports, proxy and information statements, and other information about issuers who file electronically with the SEC. The Internet address of the site is http://www.sec.gov.

We maintain an Internet website at www.iwg.com where our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available without charge, as soon as reasonably practicable following the time they are filed with or furnished to the SEC.

We will provide upon written request and without charge a printed copy of our Annual Report on Form 10-K. To obtain such a copy, please write to Secretary, International Wire Group, Inc., 12 Masonic Avenue, Camden, New York 13316.

Item 1A.	Risk Factors.

Risks Related to Our Financial Position

We have experienced losses in prior fiscal years and may not be able to maintain our current profitability.

For the years ended December 31, 2007 and December 31, 2006, we had net income of $15.9 million and $10.0 million but incurred net losses of $10.8 million, $2.3 million and $46.7 million for the three fiscal years ended December 31, 2005, 2004 (pro forma), and 2003, respectively. We cannot assure you that we will maintain profitability in the near future, or at all. We sought protection under Chapter 11 of the United States Bankruptcy Code in March 2004, and our equity ownership changed and a majority of our board of directors was replaced in connection with our reorganization.

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

Our indebtedness may limit cash flow available to invest in the ongoing needs of our business to generate future cash flow.

Our outstanding debt at December 31, 2007 was $93.1 million, excluding amounts under letters of credit, and can fluctuate significantly during the year. We may also incur additional debt from time to time to finance working capital, acquisitions, capital expenditures and other general corporate purposes. Our indebtedness could have important consequences to holders of our common stock. For example, it could:

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes;

•	increase the amount of interest expense that we have to pay, because certain of our borrowings are at variable rates of interest, which, if interest rates increase, could result in higher interest expense;

•	increase our vulnerability to adverse general economic or industry conditions;

•	limit our flexibility in planning for, or reacting to, changes in our business or the industry in which we operate; or

•	place us at a competitive disadvantage compared to our competitors that have less debt.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

We may not have the ability to repurchase our Notes upon a change of control as required by the indenture governing our Notes.

Upon the occurrence of specific kinds of change of control events, we will be required to offer to repurchase all of our outstanding 10 percent Secured Senior Subordinated Notes due 2011 (“Notes”) at 101% of the principal amount plus accrued and unpaid interest to the date of repurchase. Our existing credit facility limits the amount of Notes that can be purchased in any year. In addition, our ability to repurchase our Notes in cash may be limited by law or the terms of other agreements relating to our debt outstanding at the time. If we fail to repurchase any of our Notes submitted in a change of control offer, it would constitute an event of default under the indenture, which could, in turn, constitute an event of default under our other debt instruments, even if the change of control itself would not cause a default. This could result in the acceleration of our payment obligations under all of our debt instruments and, if we are unable to meet those payment obligations, this could have an adverse material effect on our business, financial condition and results of operations.

Risks Related to Our Business

The price of copper, the principal raw material used in our products, as well as silver, nickel, and tin, which are also used in our products, are subject to price fluctuations and may negatively impact our liquidity or cause our customers to decrease their orders.

The principal raw material used in our products is 5/16 inch copper rod, which is sourced either directly from world copper producers or through rod mill operators in North America and Europe. Copper rod prices are based on market prices, which are generally established by reference to the New York Mercantile Exchange, Inc. (“COMEX”) prices. As a world traded commodity, copper prices have historically been subject to fluctuations. For the year 2006 and 2007, the average price of copper increased by 84% and 4% over the average price for the year 2005 and 2006, respectively. A severe increase in the price of copper could negatively impact our short-term liquidity because of the period of time between our purchase of copper at an increased price and the time at which we receive cash payments after selling end products to customers reflecting the increased price. Additionally, there can be no assurance that we will continue to be able to pass-through the costs of copper and other raw materials.

High copper prices may also reduce demand from our customers. Since we generally do not obtain long-term purchase commitments (as discussed further below), our customers may cancel, reduce or delay their orders in response to higher copper prices or seek to purchase substitute products.

Changes in revenue may not correlate with changes in our business, because the changes in revenue may be caused by changes in the price of copper and other raw materials or the proportion of tolled copper.

We include the cost of copper and other raw materials in both net sales and costs of good sold even though we have price pass-through arrangements with our customers for copper and certain other raw materials. This may result in our net sales not correlating with changes in our business. For example, our 2007 net sales decreased by $18.1 million compared to 2006, but if copper prices had been the same as 2006, our net sales would have decreased by $53.5 million assuming nothing else in 2007 would have changed. Additionally, our 2006 net sales increased by $324.2 million compared to 2005, but if copper prices had been the same as 2005, our net sales would have increased by $103.1 million assuming nothing else in 2006 would have changed.

A portion of our revenue is derived from processing customer-owned (“tolled”) copper, which means that our customer supplies us the copper (instead of us buying the copper). Unlike the remainder of our sales that are from non-customer owned copper (“owned copper”), the value of tolled copper is excluded from both our sales and costs of sales, as title to these materials and the related risks of ownership do not pass to us at any time. This may result in our net sales not correlating with changes in our business. For example, our 2007 net sales decreased by $18.1 million compared to 2006, but if the proportion of tolled copper had remained the same as 2006, our net sales would have increased by $78.2 million assuming nothing else in 2007 would have changed. Additionally, our 2006 net sales increased by $324.2 million compared to 2005, but if the proportion of tolled copper had remained the same as 2006, our net sales would have increased by $328.0 million assuming nothing else in 2005 would have changed.

Disruptions in the supply of copper and other raw materials used in our products could cause us to be unable to meet customer demand, which could result in the loss of customers and net sales.

The principal raw material used in our products is 5/16 inch copper rod, which is sourced either directly from world copper producers or through rod mill operators in North America and Europe. Other significant raw materials that we use are silver, nickel and tin. There are a limited number of domestic and foreign suppliers of copper rod and these other raw materials. A significant percentage of total copper is purchased from four major suppliers. Generally, we do not have long-term purchase agreements with our suppliers. If we are unable to maintain good relations with our suppliers or if there are any business interruptions at our suppliers for any reason, including, without limitation, natural catastrophes, their business failure, financial difficulties, strikes or an inability to obtain raw materials, we may not have access to a sufficient supply of raw materials. If we lose one or more key suppliers and are unable to locate an alternative supply, we may not be able to meet customer demand, which could result in the loss of customers and net sales.

We generally do not obtain long-term volume purchase commitments from customers, and, therefore, cancellations, reductions in production quantities and delays in production by our customers could reduce our operating income and cash flows.

We generally do not obtain firm, long-term purchase commitments from our customers and we continue to experience reduced lead-times in customer orders. Customers may cancel, reduce or delay their orders. Order cancellations, reductions or delays by a significant customer or by a group of customers have and could continue to harm our operating results. Furthermore, our customers and potential customers could decide to manufacture in-house the products we offer and can also sell products that compete with us. To be successful, we must excel in terms of service, product quality and price not only compared to our direct competitors but also compared to our customers’ internal manufacturing capabilities.

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

We have risks associated with inventory.

Our business requires us to maintain substantial levels of inventory. We must identify the right mix and quantity of products to keep in our inventory to meet customer orders. Failure to do so could adversely affect our sales and earnings. If our inventory levels are too high, we are at risk that an unexpected change in circumstances, such as a shift in market demand, drop in prices, or default or loss of a customer, could have an unfavorable impact on the net realizable value of our inventory.

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

The results of vigorous competition could result in price compression, reduced sales, margin pressure or loss of market share thereby affecting our future earnings. Moreover, wire manufacturers must provide increasingly rapid product turnaround for their customers. On occasion, customers may require rapid increases in production, which can stress our resources and reduce operating margins. We may not have sufficient capacity at any given time to meet all of our customers’ demands concurrently. In addition, because many of our operating expenses are relatively fixed, a reduction in customer demand can dramatically harm our gross margins and operating results on a short term basis. Customers often expect decreased prices over time. Furthermore, an increase in imports of products competitive with our products could adversely affect our sales.

Our inability to continue to achieve productivity improvements may adversely affect profitability.

We have experienced pricing pressures over the past few years and expect pricing pressure to continue for the foreseeable future. A component of our business strategy is to increase our profitability by lowering costs through improving our processes and productivity. In the event we are unable to continue to implement measures improving our manufacturing techniques and processes, we may not achieve desired efficiency or productivity levels and our profitability may decline. In addition, productivity increases are related in part to factory utilization rates.

Growth through acquisitions is a significant part of our strategy and we may not be able to successfully identify, finance or integrate acquisitions in order to grow our business.

Growth through acquisitions has been, and we expect it to continue to be, a significant part of our strategy. We have evaluated, and expect to continue to evaluate, a wide array of potential strategic transactions. From time to time, we may engage in discussions regarding potential acquisitions. Any of these transactions could be material to our financial condition and results of operations. We may not be successful in identifying, financing and closing acquisitions on favorable terms. Potential acquisitions may require us to obtain additional financing or issue additional equity securities or securities convertible into equity securities, and any such financing and issuance of equity may not be available on terms acceptable to us or at all. If we finance acquisitions by issuing equity securities or securities convertible into equity securities, our existing shareholders could be diluted, which, in turn, could adversely affect the market price of our stock. If we finance an acquisition with debt, it could result in higher leverage and interest costs.

Our acquisition and expansion plans may fail to perform as expected.

The process of integrating our acquisitions or expanding our business may create unforeseen operating difficulties and expenditures and is risky. We may not be able to realize the benefits expected from such acquisitions. The areas where we face risks include:

•	We may not be able to integrate the new acquisition and expansion into our existing operations successfully. Integration may pose risks with respect to production, customer service and market share of existing operations.

•	The property or asset may fail to meet our estimate of profitability, either temporarily or for a longer time. We may fail to achieve potential revenue enhancements and potential cost savings.

•	Our managements’ time and focus will be diverted from operating our existing business.

•	We may experience cultural challenges associated within integrating employees from the acquired company into our organization.

•	We may be unable to retain key employees from the acquired business.

•	We may acquire businesses that are subject to technological or competitive risks.

•	We may incur future goodwill impairment charges with respect to the acquired assets.

The loss of a significant customer could significantly reduce our sales and impact our long-lived assets as well.

General Cable Corporation and AFL Automotive, LP represented 12% and 10% of our consolidated net sales for the year ended December 31, 2007, respectively. The loss of General Cable Corporation, AFL Automotive, LP or any material reduction in their orders or in their orders from their customers, would reduce our revenues and may result in the impairment of property, plant and equipment, goodwill or identifiable intangibles.

We depend heavily on our key employees, and the loss of key employees could harm our business.

Our ability to provide high-quality products and level of services depends in part on our ability to retain our skilled personnel in the areas of product engineering, manufacturing and sales. Our success is also dependent on the management and leadership skills of our senior management team. The loss of any of these individuals or an inability to attract, retain and maintain additional personnel could prevent us from implementing our business strategy. The loss of our key employees who have intimate knowledge of our manufacturing process could lead to increased competition to the extent that those employees are hired by a competitor and are able to recreate our manufacturing process. We do not have employment agreements with any of our key employees, except for Rodney D. Kent and Glenn J. Holler.

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

Approximately 10% of our net sales for the year ended December 31, 2007 were attributable to production facilities located outside of the United States. Because we have broad geographic coverage, we have exposure to political and economic risks. Along with the risks associated with rapid growth discussed above, international operations pose special, additional risks, including:

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

We are party to numerous lawsuits and have product liability claims made against us involving water inlet hoses previously supplied by a former subsidiary of our Company to various OEM’s. We have legal obligations to defend and indemnify certain OEM’s supplied such products, as well as Viasystems International, Inc. in connection with the sale of our wire harness business. See Note 16 to our consolidated financial statements.

We might have difficulty protecting our intellectual property from use by competitors, or competitors might accuse us of violating their intellectual property rights.

Disagreements about patents and intellectual property rights occur in our industry. Sometimes these disagreements are settled through an agreement for one party to pay royalties to another. The unfavorable resolution of an intellectual property dispute could preclude us from manufacturing and selling certain products, could require us to pay a royalty on the sale of certain products, or could impair our competitive advantage if a competitor wins the right to sell products we believe we invented. Intellectual property disputes could result in legal fees and other costs.

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

Changes in industry standards and regulatory requirements may adversely affect our business.

As a manufacturer of wire products, we are subject to a number of industry standard setting authorities. In addition, some of our products and our customers’ products are subject to the requirements of federal, state, local or foreign regulatory authorities. Changes in the standards and requirements imposed by such authorities could have an adverse effect on us. In the event that we are unable to meet any such standards when adopted, our business could be adversely affected. In addition, changes in the legislative environment could affect the growth and other aspects of important markets served by us.

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

Substantially all of our company is owned by a few shareholders. The interests of those shareholders may differ from your interests, and, as such, they may take actions which may not be in your interest because, among other reasons, they may hold a significant portion of our Notes.

We cannot assure our stockholders that our stock repurchase program will result in a positive return of capital to our stockholders and stock repurchases could increase the volatility of the price of our common stock.

On September 4, 2007, the Company announced that its Board of Directors approved a stock repurchase program whereby the Company was authorized to repurchase $3.7 million of its common stock through open market or privately negotiated transactions from time to time. The share repurchase program may be increased in the future or suspended or terminated at any time. The funding for the stock repurchases will be from the Company’s operating cash flow and/or borrowings under its Revolver Credit Facility.

Any repurchases pursuant to our stock repurchase program could affect our stock price and add volatility. There can be no assurance that the repurchases will be made at the best possible price. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock.

There can be no assurance that stock repurchases will create value for stockholders because the market price of the stock may decline significantly below the levels at which we repurchased shares of stock. Our stock purchase program is intended to deliver stockholder value over the long-term, but short-term stock price fluctuations can reduce the program’s effectiveness.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We use owned or leased properties as manufacturing and distribution facilities, warehouses and offices throughout the United States, Belgium, France, and Italy. Our principal executive offices are located in Camden, New York. All of our domestic owned properties are pledged to secure our indebtedness under our Revolver Credit Facility and the Notes.

Listed below are the principal manufacturing and distribution facilities we operated as of December 31, 2007:

	Square	Owned/
Location	Feet	Leased		Primary Products/End Use

BARE WIRE SEGMENT
Camden, New York	408,000	Owned		Single end, bunched, stranded, cabled and electroplated wire
Williamstown, New York	183,000	Owned		Single end, bunched, stranded and cabled wire
Camden, New York	159,000	Leased	(1)	Single end, bunched, stranded and cabled wire
Bremen, Indiana	153,000	Owned		Bunched wire
Jordan, New York	117,000	Leased	(1)	Single end, bunched, stranded, shielding and cabled wire
Rome, New York	107,000	Owned		Bunched, stranded, cabled and electroplated wire
El Paso, Texas	100,000	Owned		Bunched wire
Sherrill, New York	80,000	Owned		Single end, bunched, stranded, cabled and electroplated wire
Cazenovia, New York	74,000	Owned		Braided wire
ENGINEERED WIRE PRODUCTS — EUROPE SEGMENT
Saint-Chamond, France	60,000	Owned		Specialty braids, rope and cable products
Saint-Chamond, France	30,000	Owned		Specialty braids, rope and cable products
Vinovo, Italy	25,000	Owned		Braided wire
HIGH PERFORMANCE CONDUCTORS SEGMENT
Inman, South Carolina	315,000	Owned		Silver, nickel and tin plated continuous cast copper rod and oxygen free wire
Trenton, Georgia	100,000	Owned		Ultra fine wire for tubing and wire components
Purrs, Belgium	7,600	Leased	(2)	Distribution

(1)	During 1997, we purchased the notes that were collateralized by the Camden and Jordan properties from an unrelated creditor. We negotiated a payment schedule with the lessor which allows the lessor to retain title to the property until the termination of the lease, at which time we will have the option to purchase the properties for a nominal purchase price. On February 5, 2008, we exercised our option to purchase these properties.

(2)	The lease expires April 30, 2015 with early termination provisions.

We believe our property and equipment include state-of-the-art technology and are well maintained. We believe that our property and equipment are suitable for their present and intended purposes and adequate for our current level of operations and expected demand for our products.

Item 3.	Legal Proceedings.

We are party to numerous lawsuits and have product liability claims made against us involving water inlet hoses previously assembled and supplied by one of our former subsidiaries to various OEM’s and other distributors. We have legal obligations to defend and indemnify certain OEM’s supplied with such products and to Viasystems International, Inc. in connection with the sale of the Wire Harness business. In previous years, we entered into numerous settlement and release agreements, claim and litigation management agreements, claim resolution agreements, and related and/or similar agreements, whereby we and homeowner insurance providers settled prospective and/or historical product liability claims arising out of the alleged failure of such water inlet hoses (the “CRA and Settlement Agreements”). We have entered into CRA and Settlement Agreements with homeowner insurance providers with a majority of the domestic homeowner insurance market.

For the lawsuits and claims prior to April 1, 2002 relating to washing machine water inlet hoses, we had product liability coverage is in excess of the insured claims. For the lawsuits and claims relating to the period on or after April 1, 2002 relating to washing machine water inlet hoses, we have no insurance coverage. As of December 31, 2007, there were 519 uninsured claims with a value of alleged damages of $2.8 million. Given that the minimum age of the product is 11 years old (with the majority of the product more than 15 years old), the continual decline in the number of new claims filed against us and our historical settlement rates for these claims, we had a reserve of $1.0 million recorded as of December 31, 2007 related to the uninsured claims. As a result of the foregoing, our exposure on account of such claims is diminished, and we estimate that any remaining uninsured liability for such claims will not have a material affect on our financial position or results of operations. See Note 16 to our consolidated financial statements.

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

Our stock is currently being quoted under the symbol “ITWG.PK” on the Pink Sheet Electronic Quotation Service (“Pink Sheets”) maintained by Pink Sheets LLC. The following table sets forth high and low closing sales prices for our stock, as reported on the Pink Sheets in 2007 and 2006. The prices shown represent over-the-counter market quotations reflecting inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low

2007
Fourth quarter	$22.50	$20.00
Third quarter	28.00	17.00
Second quarter	25.04	21.00
First quarter	18.45	18.25
2006
Fourth quarter	$18.35	$17.05
Third quarter	18.00	16.25
Second quarter	16.00	14.00
First quarter	15.20	9.65

As of March 7, 2008, the approximate number of holders of record of our stock was 50.

The Company has not declared or paid any dividends on its capital stock since emerging from bankruptcy on October 20, 2004. Our Revolver Credit Facility and the indenture governing the Notes contain covenants that restrict payment of cash dividends.

Issuer Purchases of Equity Securities

The following is a summary of our share repurchase activity for the quarter ended December 31, 2007:

	(a)	(b)	(c)	(d)
			Total Number of	Approximate Dollar Value
			Shares Purchased as	of Shares that May Yet Be
	Total Number of	Average Price	Part of Publicly	Purchased Under the
Period	Shares Purchased(1)	Paid per Share	Announced Plan(2)	Plans or Programs(2)

October 1, 2007 to October 31, 2007	—	$—	—	$1,975,480
November 1, 2007 to November 30, 2007	10,000	$21.03	10,000	$1,765,180
December 1, 2007 to December 31, 2007	50,000	$22.03	50,000	$663,680

(1)	Share repurchases under the program were made pursuant to open-market purchases.

(2)	On September 4, 2007, we publicly announced a $3.7 million stock repurchase program. The program may be terminated at any time without prior notice.

Performance Graph

The chart below shows the cumulative total stockholder return assuming the investment of $100 from October 20, 2004 to December 31, 2007 in each of our common stock, the S&P 500 and a peer group of International Wire (“Peer Group”) and assumes that all dividends are reinvested. The Peer Group consists of General Cable Corporation (NYSE:BGC), Belden CDT Inc. (NYSE:BDC), Draka Holding, N.V. (Euronext Amsterdam Stock Exchange) and Nexans (Paris Stock Exchange). Returns in the Peer Group are weighted by capitalization.

The stock price performance shown on the graph only reflects the change in our Company’s stock price relative to the noted indices and is not necessarily indicative of future price performance.

	10/20/04	12/31/04	12/31/05	12/31/06	12/31/07
ITWG	100.0	104.6	62.3	113.7	148.3
S&P 500	100.0	101.8	104.9	119.2	123.4
Peer Group	100.0	103.5	122.7	281.4	308.2

The following table summarizes securities authorized for issuance under our equity compensation plans as of December 31, 2007.

			Number of Securities
			Remaining Available for
	Number of Securities to be	Weight average	Future Issuance Under
	Issued Upon Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
	(a)	(b)	(c)

Plan Category:
Equity compensation plans approved by security holders	1,114,400	$15.53	445,600
Equity compensation plans not approved by security holders(1)	10,000	$11.00	—

Total	1,124,400	$15.49	445,600

(1)	On August 1, 2005, William Lane Pennington, Vice-Chairman of the Board of Directors, was granted an option to purchase 25,000 shares at an exercise price of $11.00 per share. During 2007, he exercised options to purchase 15,000 shares. The remaining options to purchase 10,000 shares expire on August 1, 2015.

Item 6.	Selected Financial Data.

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

	Successor Company				Predecessor Company
				For the Period	For the Period
				October 20	January 1
	Year Ended	Year Ended	Year Ended	Through	Through	Year Ended
	December 31,	December 31,	December 31,	December 31,	October 19,	December 31,
	2007	2006	2005	2004	2004	2003
Consolidated Statements of Operations Data (in thousands, except per share data)
Net sales	$730,805	$748,925	$424,729	$68,339	$271,300	$216,548
Operating expenses:
Costs of goods sold, exclusive of depreciation expense and amortization shown below	636,262	661,182	363,878	57,983	220,087	160,259
Selling, general and administrative expenses(1)	44,537	44,883	31,508	6,006	21,027	24,093
Depreciation	13,693	10,838	8,063	2,067	8,917	11,364
Amortization	3,007	3,164	3,169	712	1,288	2,016
Plant closing charges(2)	—	—	—	1,632	262	1,188
Reorganization expenses(3)	—	—	—	—	3,062	2,172
Goodwill impairment	—	—	—	—	—	2,973
(Gain)/loss on sale of property, plant and equipment	(449)	24	(721)	(10)	(101)	—

Operating income/(loss)	33,755	28,834	18,832	(51)	16,758	12,483
Bankruptcy reorganization items:
Bankruptcy reorganization expenses(3)	—	—	—	—	(12,710)	—
Gain from debt forgiveness(4)	—	—	—	—	259,252	—

	Successor Company				Predecessor Company
				For the Period	For the Period
				October 20	January 1
	Year Ended	Year Ended	Year Ended	Through	Through	Year Ended
	December 31,	December 31,	December 31,	December 31,	October 19,	December 31,
	2007	2006	2005	2004	2004	2003
Other income/(expense):
Interest expense (excluding interest of $20,959 on liabilities subject to compromise at October 19, 2004)	(9,919)	(13,491)	(11,455)	(2,280)	(12,088)	(34,222)
Amortization of deferred financing costs	(634)	(1,151)	(646)	(127)	(6,813)	(4,873)
Other, net	(43)	96	20	66	—	—

Income/(loss) from continuing operations before income tax provision/(benefit)	23,159	14,288	6,751	(2,392)	244,399	(26,612)
Income tax provision/(benefit)	7,954	4,401	(179)	—	335	236

Income/(loss) from continuing operations	15,205	9,887	6,930	(2,392)	244,064	(26,848)
Income/(loss) from discontinued operations, net of income taxes of ($749), ($137), ($2,407), ($34), $331 and $55, respectively	656	121	(17,749)	(8,370)	(6,756)	(19,890)

Net income/(loss)	$15,861	$10,008	$(10,819)	$(10,762)	$237,308	$(46,738)

Basic net income/(loss) per share:
Income (loss) from continuing operations	$1.52	$0.99	$0.69	$(0.24)	$244,064	$(26,848)
Income/(loss) from discontinued operations	0.07	0.01	(1.77)	(0.84)	(6,756)	(19,890)

Net income/(loss) per basic share	$1.59	$1.00	$(1.08)	$(1.08)	$237,308	$(46,738)

Diluted net income/(loss) per share:
Income/(loss) from continuing operations	$1.49	$0.99	$0.69	$(0.24)	$244,064	$(26,848)
Income/(loss) from discontinued operations	0.06	0.01	(1.77)	(0.84)	(6,756)	(19,890)

Net income/(loss) per diluted share	$1.55	$1.00	$(1.08)	$(1.08)	$237,308	$(46,738)

	Successor Company				Predecessor
	As of	As of	As of	As of	As of
	December 31,	December 31,	December 31,	December 31,	December 31,
	2007	2006	2005	2004	2003
Consolidated Balance Sheet Data
Cash and cash equivalents	$3,991	$3,315	$5,422	$15,192	$25,981
Working capital	107,004	110,198	123,540	122,503	(298,649)
Total assets	369,137	375,565	368,686	394,207	392,335
Total debt	93,148	113,555	135,416	166,649	397,135
Total stockholders’ equity/(deficit)	186,852	171,257	152,813	166,381	(88,628)

	Successor Company				Predecessor Company
				For the Period	For the Period
				October 20	January 1
	Year Ended	Year Ended	Year Ended	Through	Through	Year Ended
	December 31,	December 31,	December 31,	December 31,	October 19,	December 31,
	2007	2006	2005	2004	2004	2003
Other Financial Data(a):
Depreciation and amortization	$16,700	$15,179	$15,144	$3,594	$18,786	$25,138
Capital expenditures	18,371	11,879	6,973	2,088	7,775	13,970

(a)	Information based on total cash flows.

(1)	Includes stock-based compensation expense under SFAS No. 123(R) in the amount of $2,770 for the year ended December 31, 2007 and $5,966 for the year ended December 31, 2006.

(2)	Consists of charges related to the closure and consolidation of certain facilities of $1,632 in the period from October 20 through December 31, 2004, $262 in the period from January 1 through October 19, 2004 and $1,188 in 2003.

(3)	Reorganization expenses consist primarily of legal and consulting fees, and Bankruptcy reorganization expenses consist of legal and consulting fees, key employee retention expenses, deferred financing fees offset by the premium on the 11.75% Series B Senior Subordinated Notes.

(4)	In connection with the reorganization plan, we recorded a gain from debt forgiveness in respect of the exchange of our 11.75% Senior Subordinated Notes of $150,000, 11.75% Series B Senior Subordinated Notes of $150,000 and 14% Senior Subordinated Notes of $5,000 plus accrued interest at the time of filing bankruptcy (March 24, 2004) on these debt instruments of $29,359 for the 10% Secured Senior Subordinated Notes of $75,000.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We, together with our subsidiaries, manufacture and market wire products, including bare and tin-plated copper wire, engineered wire products and high performance conductors for other wire suppliers, distributors and original equipment manufacturers or “OEM’s”. Our products include a broad spectrum of copper wire configurations and gauges with a variety of electrical and conductive characteristics and are utilized by a wide variety of customers primarily in the aerospace, appliance, automotive, electronics and data communications, general industrial/energy and medical device industries. We manufacture and distribute our products at 15 facilities located in the United States, Belgium, France and Italy. For the period year ended December 31, 2007, we operated our business in the following three segments:

•	Bare Wire. Our bare and tin-plated copper wire products (or conductors) are used to transmit digital, video and audio signals or conduct electricity and are sold to a diverse customer base of over 1,000 insulated wire manufacturers and various industrial OEM’s for use in computer, electronics and data communications products, general industrial, energy, appliances, automobiles and other applications.

•	Engineered Wire Products — Europe. Our bare copper wire products are engineered and used to conduct electricity either for power or for grounding purposes and are sold to a diverse customer base of various OEM’s for use in electrical appliances, power supply, aircraft and railway and automotive.

•	High Performance Conductors. Our high performance conductors segment manufactures specialty high performance conductors which include tin, nickel and silver plated copper and copper alloy conductors including standard and customized high and low temperature conductors as well as specialty film insulated conductors and miniature tubing products. These products are used by a variety of customers in the commercial and military aerospace and defense, electronics and data communication, industrial and automotive and medical electronics and device markets.

Demand for our products is directly related to two primary factors:

•	demand for the end products in which our products are incorporated; and

•	our ability to compete with other suppliers in the industries we serve.

Important indicators of demand for all of our products include a number of general economic factors such as gross domestic product, interest rates and consumer confidence. In specific industries, management also monitors the following factors:

•	Electronics/data communications and industrial/energy — while the end user applications are very diverse, some of the contributing factors of demand in the markets include technology spending and major industrial and/or infrastructure projects, including build-out of computer networks, mining development, oil exploration and production projects, mass transit and general commercial and industrial real estate development.

•	Automobiles — North American industry production statistics, which are influenced by labor relations issues, regulatory requirements and trade agreements. For the year ended December 31, 2007, automotive industry production volumes decreased 3.0% compared to the same period for 2006. In addition, major OEM’s have announced first and second quarter 2008 cut-backs in production levels.

•	With the HPC acquisition, additional factors include commercial aircraft shipments, military aircraft deliveries and electro-medical equipment demand rates. Orders and deliveries of large civil aircraft in 2007 increased by 30% and 12%, respectively, from 2006. Demand for medical devices was also strong in 2007 due to the broadening acceptance and products available for minimally invasive procedures and increased product development.

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

A portion of our revenue is derived from processing customer-owned (“tolled”) copper. The value of tolled copper is excluded from both our sales and costs of sales, as title to these materials and the related risks of ownership do not pass to us at any time. The remainder of our sales include non-customer owned copper (“owned copper”). Accordingly, for these sales, copper is included in both orders and cost of sales. The main factor that causes fluctuations in the proportion of tolled copper from one period to the next is the decision by our customers on a sales order by sales order basis whether to use their copper or purchase our owned copper. We have some customers who only use their own tolled copper, others who only purchase our owned copper and others who use some tolled and some owned copper purchased from us. This decision is based on each customer’s internal factors which are unknown to us and out of our control.

Our costs and expenses in producing these products fall into three main categories: raw materials, including copper, silver, nickel and tin, labor and, to a lesser extent, utilities. Copper is the primary raw material incorporated in all of our products. As a world traded commodity, copper prices have historically been subject to fluctuations. The average price of copper based upon The New York Mercantile Exchange, Inc. (“COMEX”) increased to $3.22 per pound for the year ended December 31, 2007 from $3.09 per pound for the year ended December 31, 2006, or 4%. We attempt, where possible, to minimize the impact of these fluctuations on our profitability through pass-through arrangements with our customers, which are based on similar variations of monthly copper price formulas. However, a severe increase in the price of copper can have a negative impact on our liquidity. Currently, a $0.10 per pound fluctuation in the price of copper will have approximately a $2.7 million impact on our working capital. Increased working capital requirements cause us to increase our borrowings, which increases our interest expense. Other raw materials used include silver, nickel and tin. The cost of silver, nickel and tin are generally passed-through to our customers through a variety of pricing mechanisms. Our price of silver includes a margin and consequently market fluctuations in the price of silver can result in an increase or decrease in profitability at a given volume. For the year ended December 31, 2007, the average price of silver increased by 16%, the average price of nickel increased by 54% and the average price of tin increased by 62% compared to the year ended December 31, 2006.

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

Insulated Wire Business Sale

Through the sales to Copperfield, LLC (“Copperfield”) in 2005 and Draka Holdings N.V. (“Draka”) in 2006, the Company exited from its Insulated Wire business. Accordingly, the entire Insulated Wire business has been presented as a discontinued operation in the accompanying consolidated statements of operations.

Acquisitions and Other

On March 4, 2006, we entered into a Stock Purchase Agreement (“HPC Purchase Agreement”) to acquire HPC from Phelps Dodge Corporation (“PD”). On March 31, 2006, we completed the acquisition of all of the outstanding common stock of HPC for $42.0 million plus a working capital adjustment of $4.3 million. We funded the acquisition with borrowings under our Revolver Credit Facility. Additionally, we purchased the copper inventory held on consignment by HPC from PD for $5.1 million. In addition, pursuant to the HPC Purchase Agreement, we agreed to a contingency payment in an amount equal to 4.88 multiplied by the amount that HPC’s 2006 EBITDA (as defined in the Purchase Agreement) exceeds $9.4 million. The contingency payment is capped at $3.0 million and the $3.0 million was paid in 2007. In connection with the closing of the transaction, Phelps Dodge High Performance Conductors of SC & GA, Inc. changed its name to IWG High Performance Conductors, Inc.

The future operating results and cash flows generated by HPC will depend upon demand from the end markets, including commercial aircraft shipments, military aircraft deliveries and medical equipment demand rates as well as our ability to compete with other suppliers. The continued increase in the costs to obtain copper, silver and nickel will increase our working capital requirements.

On October 27, 2006, the Company announced the purchase of a new plant site located in Sherrill, New York, from a subsidiary of Oneida, LTD. This facility, which is approximately 80,000 square feet, was purchased for approximately $0.6 million and is being used to expand and move current bare wire production in the central New York region. The City of Sherrill, New York provides favorable hydroelectric power rates which should result in lower production costs. Production at this facility began in the fourth quarter 2007.

In late 2007, the Company completed an expansion of its braided wire facility located in Cazenovia, New York. The facility was expanded from 54,000 square feet to 74,000 square feet with related capital expenditures of approximately $1.2 million. The expanded space became operational in the fourth quarter of 2007.

Additionally, on January 2, 2008, the Company announced that it acquired the assets and operations of Hamilton Products, Inc. and the related real estate owned by JPS Holdings, LLC (collectively “Hamilton Products”). Hamilton Products was formed in 1994 and is a manufacturer and marketer of copper braided wire products serving the aerospace and industrial markets. Under the asset purchase agreement, the Company purchased the assets, operations and certain liabilities for $9.3 million in cash, subject to a working capital adjustment. Hamilton’s manufacturing facility is located in Sherburne, New York.

Bankruptcy and Reorganization

On March 24, 2004, we filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. Our Chapter 11 bankruptcy petition was directly related to the significant downturn in the industrial/energy and electronics/data communications markets and by increased competitive pricing pressures in the automotive market that accelerated in 2001 and continued to increase through the filing date. The economic downturn and competitive pricing pressures resulted in lower sales, lower margins and weaker cash flows than originally expected. Additionally, increasing copper prices had negatively impacted our liquidity because, although we have copper price pass-through arrangements with our customers, there is a lag between the time of our purchase of copper and the time at which we receive cash payments after selling end products to customers reflecting the increased price. We emerged from bankruptcy on October 20, 2004.

Strategic Initiatives

Upon emergence from bankruptcy, we developed and began executing various strategic initiatives including sale of the Insulated Wire business, reduction of debt levels and expansion of our product line and markets served.

During 2005, 2006 and 2007, we believe we have made progress towards these strategic initiatives. The sale of the U.S. Insulated Wire business in December 2005 and the sale of the Philippines and Mexican insulated wire operations in 2006 allowed us to exit a business faced with difficult market conditions and weakening financial results and cash flows. The proceeds from the sales as well as the collections of retained accounts receivable were used to pay down outstanding indebtedness. The increased liquidity was used in part to expand our business with the acquisition of Phelps Dodge High Performance Conductors of SC & GA, Inc. (now known as IWG High Performance Conductors, Inc.). This acquisition continues the execution of our strategy to expand our product offerings with silver and nickel plated products and sell into new markets, including aerospace and medical, as we exited the insulated wire business. During 2007, we also expanded our braided wire operation located in Cazenovia, New York and started a new low cost plant site in Sherrill, New York. Additionally, on January 2, 2008, the Company announced that it acquired the assets and operations of Hamilton Products, Inc. and the related real estate owned by JPS Holdings, LLC (collectively “Hamilton Products”). This acquisition also continues the execution of our strategy to expand our product offerings and increase our sales into the aerospace and industrial markets.

We will continue to seek attractive acquisition candidates and use excess cash flow to pay down debt.

Results of Operations

The following table sets forth certain statement of operations data in millions of dollars and percentage of net sales for the periods indicated:

	For the Year Ended December 31,		For the Year Ended December 31,		For the Year Ended December 31,
	2007		2006		2005

Net sales	$730.8	100.0%	$748.9	100.0%	$424.7	100.0%
Operating expenses:
Cost of goods sold, exclusive of depreciation and amortization expense shown below	636.3	87.1%	661.2	88.3%	363.9	85.7%
Selling, general and administrative expenses	44.5	6.1%	44.9	6.0%	31.5	7.4%
Depreciation and amortization	16.7	2.3%	14.0	1.9%	11.2	2.6%
Gain on sale of property, plant and equipment	(0.5)	(0.1)%	—	—%	(0.7)	(0.1)%

Operating income	33.8	4.6%	28.8	3.8%	18.8	4.4%
Other income/(expense):
Interest expense	(9.9)	(1.3)%	(13.4)	(1.8)%	(11.4)	(2.7)%
Amortization of deferred financing costs	(0.7)	(0.1)%	(1.2)	(0.1)%	(0.6)	(0.1)%
Other, net	—	—%	0.1	—%	—	—%

Income from continuing operations before income tax provision/ (benefit)	23.2	3.2%	14.3	1.9%	6.8	1.6%
Income tax provision/ (benefit)	8.0	1.1%	4.4	0.6%	(0.1)	—%

Income from continuing operations	15.2	2.1%	9.9	1.3%	6.9	1.6%
Income/(loss) from discontinued operations, net of income tax benefit of $0.8, $0.1 and $2.4, respectively	0.7	0.1%	0.1	—%	(17.7)	(4.1)%

Net income/ (loss)	$15.9	2.2%	$10.0	1.3%	$(10.8)	(2.5)%

We have three reportable segments: Bare Wire, Engineered Wire Products — Europe and High Performance Conductors. The following table sets forth net sales and operating income for the periods presented in millions of dollars and percentages of totals:

	For the Year Ended December 31, 2007		For the Year Ended December 31,		For the Year Ended December 31,
			2006		2005

Net sales:
Bare Wire	$543.2	74%	$611.3	82%	$391.8	92%
Engineered Wire Products — Europe	67.4	9%	55.2	7%	38.8	9%
High Performance Conductors	122.2	17%	83.0	11%	—	—%
Elimination	(2.0)	—%	(0.6)	—%	(5.9)	(1)%

Total	$730.8	100%	$748.9	100%	$424.7	100%

Operating income:
Bare Wire	$19.7	53%	$23.6	68%	$20.1	94%
Engineered Wire Products — Europe	4.5	12%	3.6	10%	1.4	6%
High Performance Conductors	12.8	35%	7.6	22%	—	0%

Subtotal	37.0	100%	34.8	100%	21.5	100%

Corporate	(3.2)		(6.0)		(2.7)

Total	$33.8		$28.8		$18.8

Year Ended December 31, 2007 versus Year Ended December 31, 2006

Net sales were $730.8 million and $748.9 million for the years ended December 31, 2007 and 2006, respectively. Sales for the year ended December 31, 2007 were $18.1 million, or 2.4%, below comparable 2006 levels, primarily as a result of a higher proportion of tolled copper shipped in the 2007 period than in the 2006 period ($96.3 million). For sales of product comprised of customer-owned (“tolled”) copper, the value of the copper material processed is excluded from sales. Accordingly, as the proportion of tolled sales increases, sales decrease. The tolled copper effect was partially offset by an increase in the average cost and selling price of copper ($35.4 million), higher customer pricing/mix ($4.8 million), the impact of a stronger euro versus the U.S. dollar ($5.0 million), higher sales volume ($1.8 million) and the acquisition of HPC ($31.2 million) on March 31, 2006. The average price of copper based upon COMEX increased to $3.22 per pound for the year ended December 31, 2007 from $3.09 per pound for the year ended December 31, 2006.

Bare Wire segment net sales for the year ended December 31, 2007 were $543.2 million, a decrease of $68.1 million or 11.1% from net sales of $611.3 million for the year ended December 31, 2006. This decrease was primarily the result of lower volume sold to customers supplying the electronic/data communications and appliance markets ($7.3 million) and the impact of a higher proportion of tolled copper shipped in the 2007 period compared to the 2006 period ($96.3 million). These decreases were partially offset by the impact of an increase in the average cost and selling price of copper ($30.7 million) and increased customer pricing/mix, including higher tin prices ($4.8 million). Of the total pounds processed for the year ended December 31, 2007 and 2006, respectively, 51.1% and 42.5% were from customers’ tolled copper. The increase in this percentage from 2006 to 2007 was due primarily to an increase in the proportion of tolled copper used by our largest customer.

Engineered Wire Products — Europe net sales of $67.4 million for the year ended December 31, 2007 were $12.2 million or 22.1% higher than sales of $55.2 million for the 2006 year. This increase was the result of $3.7 million from the increase in the average cost and selling price of copper, $5.0 million from the impact of a stronger euro versus the U.S. dollar and $3.5 million from increased volume from improved customer demand in all major markets.

High Performance Conductor sales of $122.2 million for the year ended December 31, 2007 were $39.2 million, or 47.2%, higher than sales of $83.0 million for the 2006 year. This increase was the result of $1.0 million of increase in the average cost and selling price of copper, $7.0 million of increased volume from improved customer demand in the aerospace and medical device markets, higher silver, nickel and tin prices and $31.2 million of HPC results for the three months ended March 31, 2007 with no similar sales for the three months ended March 31, 2006 as HPC was acquired on March 31, 2006.

Cost of goods sold, exclusive of depreciation and amortization, as a percentage of sales decreased to 87.1% for the year ended December 31, 2007 from 88.3% for the year 2006. The decrease of 1.2 percentage points was due to the impact of a higher proportion of toll copper sales in 2007 compared to 2006 (1.6 percentage points), higher customer pricing/mix (0.6 percentage points) and the favorable contribution of HPC sales (0.4 percentage points) partially offset by the increase in the average cost and selling price of copper (0.7 percentage points), a reduced LIFO liquidation impact in 2007 compared to 2006 (0.5 percentage points), and increased tin costs and lower overhead absorption (0.2 percentage points). For sales of product comprised of customer-owned (“tolled”) copper, the value of the copper material processed is excluded from sales and cost of sales. Therefore, as the proportion of the tolled copper sales increase, as in the year 2007 compared to 2006, sales and cost of sales decrease and the cost of goods sold as a percentage of sales decreases.

Selling, general and administrative expenses were $44.5 million for the year ended December 31, 2007 and $44.9 million for the year ended December 31, 2006. This decrease of $0.4 million was the result of $3.2 million of lower stock-based compensation and $0.7 million lower bad debts, which were partially offset by $1.0 million of increased professional fees, $2.4 million for the HPC acquisition on March 31, 2006, and $0.1 million other, net. These expenses, as a percent of net sales, increased to 6.1% for the year ended December 31, 2007 from 6.0% for the year ended December 31, 2006, primarily from the impact of the effect of a higher proportion of tolled copper in 2007 as compared to 2006.

Depreciation and amortization was $16.7 million for the year ended December 31, 2007 compared to $14.0 million for the year 2006. This increase of $2.7 million was the result of depreciation from the HPC acquisition ($1.4 million) and higher depreciation on other property, plant and equipment additions net of disposals ($1.3 million).

Operating income for the year ended December 31, 2007 was $33.8 million compared to $28.8 million for the year ended December 31, 2006, an increase of $5.0 million, primarily due to the contribution of the HPC acquisition. Bare Wire segment’s operating income of $19.7 million for the year 2007 decreased by $3.9 million, or 16.5%, from $23.6 million for the year 2006, primarily from lower sales volume, a reduced LIFO liquidation impact, lower overhead absorption and higher depreciation expense partially offset by higher customer pricing/mix. Engineered Wire Products-Europe operating income was $4.5 million, or an increase of $0.9 million, from the year 2006 of $3.6 million due to increased sales volume to all major markets and the impact of a stronger euro versus the U.S. dollar. High Performance Conductors operating income was $12.8 million, or an increase of $5.2 million, from the year 2006 of $7.6 million due to increased sales levels and no similar results for the three months ended March 31, 2006. Operating income in the 2007 year also increased by $2.8 million from reduced charges for stock-based compensation, partially offset by higher professional fees.

Interest expense was $9.9 million for the year ended December 31, 2007 compared to $13.4 million for the year ended December 31, 2006. This decrease of $3.5 million was the result of the impact of lower levels of borrowings due to improved operating cashflows and a lower cost debt structure.

Amortization of deferred financing fees was $0.7 million for the year ended December 31, 2007 and $1.2 million for the year ended December 31, 2006. This decrease of $0.5 million was the result of the write-off fees associated with the Term Credit Facility that was terminated in August 2006.

Income tax provision was $8.0 million and $4.4 million for the years ended December 31, 2007 and 2006, respectively. The Company’s effective tax rate for the years ended December 31, 2007 and 2006 was

34.3% and 30.8%, respectively. The higher effective tax rate in 2007 was the result of increased valuation allowance for certain states partially offset by certain changes in state tax law.

Income from continuing operations was $15.2 million, or $1.52 per basic share and $1.49 per diluted share, for the year 2007 and $9.9 million, or $0.99 per basic and diluted share, for the year ended December 31, 2006. This increase of $5.3 million was the result of higher operating income and reduced interest expense partially offset by a higher effective tax rate.

Income from discontinued operations was $0.7 million and $0.1 million for the years ended December 31, 2007 and 2006, respectively. The year 2007 included $0.2 million from the gain on the sale of property, plant, and equipment of the former Insulated Wire business and adjustments to the effective tax rate partially offset by interest accrued under FIN 48. The 2006 amount included the results of the Insulated Wire business that was sold in July 2006.

As a result of the aforementioned changes, net income was $15.9 million, or $1.59 per basic share and $1.55 per diluted share, and $10.0 million, or $1.00 per basic and diluted share, for the years ended December 31, 2007 and 2006, respectively.

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

Income/(loss) from discontinued operations was $0.1 million and ($17.7) million for the years ended December 31, 2006 and 2005, respectively. The year 2006 included $1.3 million from the gain on the disposition of assets, and there was no gain on the disposition of assets in 2005. The year 2005 included $11.8 million of impairment charges and a tax provision of $4.3 million from the impact of no longer considering the unremitted earnings of the Philippines operation to be permanently reinvested outside the United States, both of which did not occur in 2006. In addition, results from discontinued operations in 2006 were not affected by the U.S. Insulated Wire business, since it was sold in December of 2005.

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

Liquidity and Capital Resources

Working Capital and Cash Flows

Net cash provided by operating activities was $41.3 million for the year ended December 31, 2007 compared to net cash operating activities of $46.0 million for the year ended December 31, 2006. This decrease of $4.7 million was primarily the result of a lower impact from inventories of $6.3 million, non-cash stock based compensation of $3.2 million and $2.5 million from income taxes. These factors were partially offset by increased net income of $5.9 million, and $1.4 million of other, net. At the end of 2007, total cash and cash equivalents were $4.0 million, up $0.7 million from the year ended 2006. During 2007, cash levels were relatively constant throughout the period as we used excess cash to reduce long-term debt borrowings.

Accounts receivable decreased $4.4 million, or 4.5%, from the year ended 2006. This decrease was primarily due to a decrease in net sales of $4.6 million in the month of December 2007 as compared to December 2006, from lower pounds shipped. Partially offsetting the sales decrease was an increase in the number of days sales outstanding as of December 31, 2007. The number of days sales outstanding increased slightly to 56 days as of December 31, 2007 from 52 days as of December 31, 2006. The allowances as a percentage of accounts receivable decreased from 1.8% at December 31, 2006 to 1.4% as of December 31, 2007 reflecting primarily the write-off of remaining Insulated Wire accounts deemed uncollectible against the allowance in the first quarter of 2007.

Inventories of $57.3 million as of December 31, 2007 decreased by $1.5 million from December 31, 2006. This decrease was the result of a decrease in pounds of copper and other inventory held in the Bare Wire segment ($1.6 million), increase in the LIFO reserve ($1.1 million) and lower quantities in the Engineered Wire Products-Europe segment of ($1.5 million), partially offset by an increase in inventory level and metal costs at HPC ($2.7 million). Inventory turns in the year 2007 were slightly lower than compared to 2006 levels.

Accounts payable were $28.7 million as of December 31, 2007, a decrease of $4.8 million from December 31, 2006 levels, as fewer pounds were purchased in December 2007 as compared to December 2006 and the timing of payments differed.

Net cash used in investing activities was $18.2 million for the year ended December 31, 2007, compared to $24.9 million for the year ended December 31, 2006. 2007 includes the $3.0 million of final consideration paid for the HPC acquisition. Included in 2006 was $52.1 million for the acquisition of HPC partially offset by $37.0 million of net proceeds that resulted from the exit from the Insulated Wire business. Capital expenditures were $18.4 million in 2007, including $8.9 million for the new plant site in Sherrill, New York, compared to $11.9 million in 2006, of which $8.0 million were for normal replacement and cost reduction expenditures and $3.9 million were for the new plant in Sherrill, New York. Proceeds from the sale of fixed assets were $3.1 million in 2007. These proceeds were $1.3 million greater than in 2006. Restricted cash reductions provided cash of $0.1 million in 2007 compared to $0.4 million in 2006.

Net cash used in financing activities was $22.7 million for the year ended December 31, 2007 compared to $23.5 million for the year ended December 31, 2006. In 2007, we repurchased $3.0 million of common stock and received $0.7 million from the issuance of common stock options exercised. There were no similar amounts in 2006. In 2006, we incurred $1.6 million of financing fees related to the extension of our Revolver Credit facility. There were no similar amounts in 2007. During the years 2007 and 2006, we had net reduction of long-term debt of $20.4 million and $21.9 million, respectively.

Financing Arrangements

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

We also issued the Notes to the former holders of our subordinated notes in connection with our reorganization in October 2004. For a description of Revolver Credit Facility and the Notes, see Note 10 to the consolidated financial statements.

Liquidity

We require cash for working capital, capital expenditures, debt service and taxes. Our working capital requirements generally increase when demand for our products increases or when copper, copper premiums or silver, nickel and tin costs increase significantly or rapidly. Currently, a $0.10 per pound fluctuation in the price of copper will have approximately a $2.7 million impact on our working capital. The average price of copper based upon COMEX increased to $3.22 per pound for the year ended December 31, 2007 from $3.09 per pound for the year ended December 31, 2006.

Our principal sources of cash are generated from operations and availability under our debt financing arrangements. We expect that ongoing requirements for working capital, capital expenditures, debt service and taxes will be funded from operating cash flow and borrowings under our Revolver Credit Facility.

As of December 31, 2007, we had $4.0 million of unrestricted cash and cash equivalents. Actual borrowings availability under our Revolver Credit Facility is subject to a borrowing base calculation, generally based upon a percentage of eligible accounts receivable, inventory and property, plant and equipment. As of December 31, 2007, our borrowing base was $129.3 million and our outstanding indebtedness under the Revolver Credit Facility (including outstanding letters of credit) was $32.5 million, resulting in a remaining availability as of such date of $96.8 million.

We expect our cash on hand, operating cash flow, together with available borrowings under the Revolver Credit Facility, will be sufficient to meet our anticipated future operating expenses, capital expenditures and debt service requirements for the next twelve months and the foreseeable future. Our ability to generate sufficient cash flow to meet our operating needs could be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. Any significant reduction in customer demand for our products, change in competitive conditions, increases in our major material components including copper and other metals, or adverse changes in economic conditions in the United States or worldwide could impact our ability to generate sufficient cash flow to fund operations.

Stock Repurchase Program

On September 4, 2007, the Company announced that its Board of Directors approved a stock repurchase program whereby the Company was authorized to repurchase $3.7 million of its common stock through open market or privately negotiated transactions from time to time. The stock repurchase program may be terminated at any time without prior notice. Through December 31, 2007, we repurchased approximately 144,000 shares of our common stock for an aggregate price of $3.0 million.

Off-Balance Sheet Arrangements

We have not historically utilized off-balance sheet financing arrangements and had no such arrangements as of December 31, 2007. However, we do finance the use of certain facilities and equipment under lease agreements provided by various institutions. Since the terms of these agreements meet the definition of operating lease agreements, the sum of future lease payments is not reflected on our consolidated balance sheets. As of December 31, 2007, the future minimum lease payments under these arrangements totaled $6.4 million.

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2007 for the periods shown (dollars in millions):

		Less Than			More Than
Contractual Obligations(3)	Total	1 year	1-3 Years	3-5 Years	5 Years

Debt(1)	$93.1	$1.1	$0.0	$92.0	$0.0
Estimated interest on debt(2)	29.3	8.4	15.0	5.9	0.0
Open purchase orders	18.2	18.2	0.0	0.0	0.0
Operating leases	6.4	1.8	2.8	1.6	0.2

Total contractual cash obligations	$147.0	$29.5	$17.8	$99.5	$0.2

(1)	Debt obligations are exclusive of interest.

(2)	Interest was estimated using the debt balance outstanding at December 31, 2007 and the interest rates in effect on December 31, 2007.

(3)	Deferred compensation of $2.1 million was excluded from the contractual obligations table as the timing of the payments is dependent on the employee’s termination date. FIN 48 reserve of $4.7 million was excluded from the contractual obligations table as the timing of the payments is uncertain.

Critical Accounting Policies

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States requires us to use estimates and assumptions regarding certain types of our assets, liabilities, revenues and expenses. We base these estimates and assumptions upon the best information available at the time of the estimates or assumptions. Actual results could differ materially from our estimates and assumptions. The following is a discussion of our critical accounting policies and the related management estimates and assumptions necessary in determining the value of related assets or liabilities.

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

Inventories

Inventories in the Bare Wire and High Performance Conductors segments are valued at the lower of cost, determined using the last in, first out (“LIFO”) method, or the current estimated market value. Inventories in the Engineered Wire Products — Europe segment are valued at the lower of cost, using the first-in, first-out (“FIFO”) method, or current estimated market. Because the main component of our products is copper, a worldwide traded commodity, the estimated fair market value of the inventory is subject to wide fluctuations. Any significant change in the average COMEX price of copper can result in an inventory valuation adjustment. Any significant decline in inventory quantities can result in an adjustment to the LIFO reserve. During 2007 and 2006, inventory quantities were reduced. These reductions resulted in liquidations of LIFO quantities carried at lower costs prevailing in the prior year as compared to the cost of 2007 and 2006 purchases.

Long-Lived Assets, Intangible Assets and Goodwill

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

We test for goodwill impairment annually and between annual tests if an event occurs or if circumstances change that indicate the fair value of a reporting unit is below the unit’s carrying amount. Performing the impairment test requires us to estimate the fair values using the present value of estimated future cash flows. We performed our annual impairment test for 2007 as of December 31, 2007.

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

Under the modified-prospective transition method, compensation cost recognized in 2007 and 2006 includes: (a) compensation cost for all unvested share-based awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123, Accounting For Stock-Based Compensation, and (b) compensation cost for all share-based awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with SFAS No. 123(R). Prior periods were not restated to reflect the impact of adopting the new standard.

Income Taxes

We establish deferred tax assets and liabilities based on book and tax basis differences of our assets and liabilities and carry-forwards for tax purposes in each jurisdiction in which we operate. Associated valuation allowances reflect the likelihood of the recoverability of these assets. Our judgment of the recoverability of these assets is based primarily on historical results of operations, our estimate of current and expected future earnings as well as prudent and feasible tax planning strategies. Any reversal of valuation allowance that existed at October 20,

2004, the date we emerged from bankruptcy, will first offset goodwill, then intangible assets and then increase additional paid-in capital in accordance with SOP 90-7. The reversal of the valuation allowance that existed at October 20, 2004 reduced goodwill by $0.6 million and $0.2 million in 2007 and 2006, respectively.

The Company has federal NOL carryforwards of approximately $21.3 million as of December 31, 2007, available to offset future federal taxable income. These NOL carryforwards expire in varying amounts in the years 2023 to 2026 if not utilized.

On January 1, 2007, the Company adopted Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”) issued by the Financial Accounting Standards Board (see Note 11). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.

Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), to be effective for fiscal years beginning after December 15, 2006. This interpretation adopts a two-step approach for recognizing and measuring tax benefits and requires certain disclosures about uncertainties in income tax positions. Under FIN 48, the impact of an uncertain income tax position on an income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. On January 1, 2007, the Company adopted the provisions of FIN 48. As a result of the adoption of FIN 48, the Company recognized a increase of $3,322 to the opening balance of accumulated deficit. See Note 11.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities and expands disclosures about fair value measurements. The statement applies whenever other pronouncements require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for the Company’s fiscal year beginning January 1, 2008. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities — including an amendment to FASB Statement No. 115 (“SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective for the Company’s fiscal year beginning January 1, 2008. The Company has not adopted the fair value option for its current financial assets or liabilities. Accordingly, the adoption of SFAS No. 159 did not have an impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for the Company’s fiscal year beginning January 1, 2009. The Company is currently evaluating the potential impact of the adoption of SFAS No. 141R on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. The Company is evaluating the impact the adoption of SFAS No. 160 will have on its consolidated financial statements.

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 (“SAB No. 110”). SAB No. 110 provides guidance on the use of a “simplified” method, as discussed in SAB No. 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R). SAB No. 107 did not expect a company to use the simplified method for share option grants after December 31, 2007. At the time SAB No. 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

We do not ordinarily hold market risk sensitive instruments for trading purposes. We do, however, recognize market risk from interest rate, foreign currency exchange and commodity price exposure.

Interest Rate Risk

At December 31, 2007, approximately $18.1 million of $93.1 million of long-term debt, specifically, $17.0 million of borrowings under our Revolver Credit Facility, bear interest at variable rates. A hypothetical 1% increase in variable interest rates would increase our interest rate expense by $0.2 million based on the debt outstanding as of December 31, 2007. We are not currently engaged in any hedging activities.

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

In terms of foreign currency translation risk, we are exposed primarily to the euro. Our net foreign currency investment in foreign subsidiaries and affiliates translated into U.S. dollars using year-end exchange rates at December 31, 2007 and 2006 was $28.4 million and $22.0 million, respectively.

At December 31, 2007, we had no financial instruments outstanding that were sensitive to changes in foreign currency rates.

Commodity Price Risk

The principal raw material used in our products is 5/16 inch copper rod, which is sourced either directly from world copper producers or through rod mill operators in North America and Europe. A significant percentage of total copper is purchased from four major suppliers. Copper rod prices are based on market prices, which are generally established by reference to the COMEX prices, plus a premium charged to convert copper cathode to copper rod and deliver it to the required location. As a worldwide traded commodity, copper prices have historically been subject to fluctuations. While fluctuations in the price of copper may directly affect the per unit prices of our products, these fluctuations have not had, nor are expected to have, a material impact on our profitability due to copper price pass-through arrangements that we have with our customers. These sales arrangements are based on similar variations of monthly copper price formulas. Use of these copper price formulas minimizes the differences between raw material copper costs charged to the cost of sales and the pass-through pricing charge to customers. However, a severe increase in the price of copper could negatively impact our short-term liquidity because of the period of time between our purchase of copper at an increased price and the time at which we receive cash payments after selling end products to customers reflecting the increased price.

Tin is also a component in our products in the Bare Wire and HPC segments. The HPC segment also uses silver and nickel. The cost of silver, nickel and tin is generally passed-through to our customers through a variety of pricing mechanisms. Our price of silver includes a margin and consequently market fluctuations in the price of silver can result in an increase or decrease in profitability at a given volume.

Item 8.	Financial Statements and Supplementary Data.

INTERNATIONAL WIRE GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of International Wire Group, Inc.
Camden, New York

We have audited the accompanying consolidated balance sheets of International Wire Group, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such 2007 and 2006 consolidated financial statements present fairly, in all material respects, the financial position of International Wire Group, Inc. and subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  Deloitte & Touche LLP

Rochester, New York
March 14, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of International Wire Group, Inc.
Camden, New York

In our opinion, the accompanying consolidated statements of operations, stockholders’ equity, and cash flows present fairly, in all material respects, the results of operations and cash flows of International Wire Group, Inc. and its subsidiaries for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2005 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers LLP

Rochester, New York
April 11, 2006, except as to Note 8 to the consolidated financial statements as to which the date is April 27, 2007.

INTERNATIONAL WIRE GROUP, INC.

CONSOLIDATED BALANCE SHEETS
December 31, 2007 and 2006

	2007	2006
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$3,991	$3,315
Accounts receivable, less allowances of $1,282 and $1,738	93,456	97,896
Refundable income taxes	3,283	—
Inventories	57,346	58,808
Prepaid expenses and other	6,446	7,135
Deferred income taxes	11,782	16,701

Total current assets	176,304	183,855
Property, plant and equipment, net	107,354	103,889
Goodwill	61,560	62,148
Identifiable intangibles, net	16,488	18,369
Deferred financing costs, net	2,321	2,955
Restricted cash	1,486	1,559
Other assets	3,624	2,790

Total assets	$369,137	$375,565

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$1,126	$535
Accounts payable and other	28,705	33,513
Accrued and other liabilities	8,757	8,157
Accrued workers’ compensation costs	5,775	6,107
Accrued payroll and payroll related items	10,701	10,401
Customers’ deposits	12,445	12,086
Accrued income taxes	—	1,011
Accrued interest	1,791	1,847

Total current liabilities	69,300	73,657
Long-term debt, less current maturities	92,022	113,020
Other long-term liabilities	8,006	4,029
Deferred income taxes	12,957	13,602

Total liabilities	182,285	204,308

Stockholders’ equity:
Common stock, $.01 par value, 20,000,000 shares authorized, 10,055,002 and 10,000,002 issued	101	100
Contributed capital	185,076	181,566
Retained earnings/(accumulated deficit)	966	(11,573)
Treasury stock at cost, 144,000 shares at December 31, 2007	(3,036)	—
Accumulated other comprehensive income	3,745	1,164

Total stockholders’ equity	186,852	171,257

Total liabilities and stockholders’ equity	$369,137	$375,565

See accompanying notes to the consolidated financial statements.

INTERNATIONAL WIRE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(In thousands, except share data)

Net sales	$730,805	$748,925	$424,729
Operating expenses:
Cost of goods sold, exclusive of depreciation and amortization expense shown below	636,262	661,182	363,878
Selling, general and administrative expenses	44,537	44,883	31,508
Depreciation	13,693	10,838	8,063
Amortization	3,007	3,164	3,169
(Gain)/loss on sale of property, plant and equipment	(449)	24	(721)

Operating income	33,755	28,834	18,832
Other income/(expense):
Interest	(9,919)	(13,491)	(11,455)
Amortization of deferred financing costs	(634)	(1,151)	(646)
Other income, net	(43)	96	20

Income from continuing operations before income tax provision/(benefit)	23,159	14,288	6,751
Income tax provision/(benefit)	7,954	4,401	(179)

Income from continuing operations	15,205	9,887	6,930
Income/(loss) from discontinued operations, net of income tax benefit of $749, $137, and $2,407 respectively	656	121	(17,749)

Net income/(loss)	$15,861	$10,008	$(10,819)

Basic net income/(loss) per share:
Income from continuing operations	$1.52	$0.99	$0.69
Income/(loss) from discontinued operations	0.07	0.01	(1.77)

Net income/(loss)	$1.59	$1.00	$(1.08)

Diluted net income/(loss) per share:
Income from continuing operations	$1.49	$0.99	$0.69
Income/(loss) from discontinued operations	0.06	0.01	(1.77)

Net income/(loss)	$1.55	$1.00	$(1.08)

Weighted-average basic shares outstanding	9,983,015	10,000,002	10,000,002
Weighted-average diluted shares outstanding	10,200,393	10,003,973	10,000,002

See accompanying notes to the consolidated financial statements.

INTERNATIONAL WIRE GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2007, 2006 and 2005

			Retained Earnings/		Accumulated Other
	Common	Contributed	(Accumulated	Treasury	Comprehensive
	Stock	Capital	Deficit)	Stock	Income/(Loss)	Total
	(In thousands)

Balance January 1, 2005	$100	$175,600	$(10,762)	$—	$1,443	$166,381
Comprehensive loss
Net loss	—	—	(10,819)	—	—	(10,819)
Foreign currency translation adjustment	—	—	—	—	(2,749)	(2,749)

Total comprehensive loss						(13,568)

Balance December 31, 2005	100	175,600	(21,581)	—	(1,306)	152,813
Comprehensive income
Net income	—	—	10,008	—	—	10,008
Foreign currency translation adjustment	—	—	—	—	2,470	2,470

Total comprehensive income						12,478
Stock-based compensation	—	5,966	—	—	—	5,966

Balance December 31, 2006	100	181,566	(11,573)	—	1,164	171,257
Comprehensive income
Net income	—	—	15,861	—	—	15,861
Foreign currency translation adjustment	—	—	—	—	2,581	2,581

Total comprehensive income						18,442
Issuance of common stock	1	740	—	—	—	741
Repurchase of common stock	—	—	—	(3,036)	—	(3,036)
Adoption of FIN 48	—	—	(3,322)	—	—	(3,322)
Stock-based compensation	—	2,770	—	—		2,770

Balance December 31, 2007	$101	$185,076	$966	$(3,036)	$3,745	$186,852

See accompanying notes to the consolidated financial statements.

INTERNATIONAL WIRE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(In thousands)

Cash flows provided by operating activities:
Net income/(loss)	$15,861	$10,008	$(10,819)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation	13,693	11,684	10,531
Amortization	3,007	3,495	4,613
Amortization of deferred financing costs	634	1,151	646
Accounts receivable allowances provision/(benefit)	(251)	1,024	417
Stock based compensation expense	2,770	5,966	—
Gain on sale of business	—	(787)	—
Gain on sale of property, plant and equipment	(699)	(526)	(721)
Impairment of long-lived assets	—	—	11,846
Deferred income taxes	5,028	2,414	(3,396)
Change in operating assets and liabilities, net of acquisition and divestitures:
Accounts receivable	6,609	4,213	(29,767)
Inventories	2,332	8,667	25,561
Prepaid expenses and other assets	(1,424)	(1,290)	568
Accounts payable	(2,678)	(2,115)	21,770
Accrued and other liabilities and workers’ compensation costs	30	342	484
Accrued payroll and payroll related items	89	1,968	(1,249)
Customers’ deposits	359	(964)	(948)
Accrued interest	(56)	9	135
Accrued/refundable income taxes	(4,329)	759	—
Other long-term liabilities	326	2	(767)

Net cash provided by operating activities before reorganization activities	41,301	46,020	28,904
Cash flows used in reorganization activities	—	—	(6,439)

Net cash provided by operating activities	41,301	46,020	22,465
Cash flows used in investing activities:
Capital expenditures	(18,371)	(11,879)	(6,973)
Proceeds from sale of property, plant and equipment	3,070	1,758	875
Restricted cash	73	363	1,186
Proceeds from sale of business	—	36,959	4,225
Acquisition of Phelps Dodge High Performance Conductors of SC & GA, Inc., net of $45 cash received in 2006	(3,000)	(52,143)	—

Net cash used in investing activities	(18,228)	(24,942)	(687)
Cash flows used in financing activities:
Borrowings under long-term obligations	367,071	453,583	61,091
Repayment under long-term obligations	(387,478)	(475,444)	(92,324)
Proceeds from issuance of common stock	741	—	—
Repurchase of common stock	(3,036)	—	—
Financing fees	—	(1,649)	(28)

Net cash used in financing activities	(22,702)	(23,510)	(31,261)
Effects of exchange rate changes on cash and cash equivalents	305	325	(287)

Net change in cash and cash equivalents	676	(2,107)	(9,770)
Cash and cash equivalents at beginning of the period	3,315	5,422	15,192

Cash and cash equivalents at end of the period	$3,991	$3,315	$5,422

Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest of $422, $0 and $0	$9,975	$14,377	$13,361

Taxes paid, net of refunds of $6, $129 and $186	$5,961	$738	$810

Amount included in accounts payable and other for acquisition and capital expenditures	$777	$3,185	$—

See accompanying notes to the consolidated financial statements.

INTERNATIONAL WIRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

1.	Business Organization and Basis of Presentation

International Wire Group, Inc., a Delaware corporation (the “Company”), together with its subsidiaries, manufacture and market wire products (including bare, tin-plated, nickel-plated and silver-plated copper wire) for other wire suppliers, distributors and original equipment manufacturers. The Company’s products include a broad spectrum of copper wire configurations and gauges with a variety of electrical and conductive characteristics and are utilized by a wide variety of customers primarily in the aerospace, appliance, automotive, electronics and data communications, general industrial/energy and medical device industries. The Company manufactures and distributes its products at 15 facilities located in the United States, Belgium, France and Italy.

Prior to 2007 and over the last several preceding years, the Company’s Insulated Wire business operating results were adversely impacted by industry wide over capacity and increased material costs, that, with the exception of copper price increases, could not be passed through to customers under most of our customer contracts. In addition, in the second and fourth quarters of 2005, we were notified that significant volume with two large customers, Viasystems International, Inc. (“Viasystems”) and Yazaki Corp. and its affiliates, respectively, would not be renewed upon the expiration of the existing supply contracts. Throughout 2005, the Company actively evaluated the Insulated Wire business and considered alternatives affecting all or part of the Insulated Wire business. On December 2, 2005, the Company sold selected assets of the U.S. Insulated Wire business to Copperfield, LLC and ceased operations. On July 3, 2006, the Company sold its remaining insulated wire operations which included facilities in Cebu, Philippines and Durango, Mexico to Draka Holdings N.V. and Draka Holdings Mexico, S.A. The disposition of the Philippines and the Mexican insulated wire subsidiaries, which together with the sale of certain U.S. insulated wire assets to Copperfield, LLC in December 2005 and the subsequent collection of retained accounts receivable, completed the Company’s exit from the Insulated Wire business. Accordingly, the entire Insulated Wire business has been presented as a discontinued operation in the accompanying consolidated statements of operations.

2.	Summary of Significant Accounting Policies

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

Revenue Recognition

The Company recognizes revenue when all of the following criteria are satisfied: persuasive evidence of an arrangement exists; risk of loss and title transfer to the customer; the price is fixed or determinable and collectibility is reasonably assured. Sales and related cost of goods sold are included in income when goods are delivered to customers in accordance with the invoice terms F.O.B. destination generally for the Bare Wire segment and primarily with invoice terms F.O.B. shipping point for the Engineered Wire Products — Europe and the High Performance Conductors segments. Our sales agreements and terms contain right of inspection or acceptance provisions. A provision for product returns is recorded based on historical experience and any notification received of pending returns.

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

Shipping and Handling Fees and Costs

Shipping and handling fees billed to customers are included in net sales. Shipping and handling costs associated with outbound freight for all segments are included in selling, general and administrative expenses and totaled $14,597, $13,882 and $11,074 for the years ended December 31, 2007, 2006 and 2005, respectively.

Cash and Cash Equivalents

For purposes of the consolidated statement of cash flows, the Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents.

Restricted Cash

At December 31, 2007 and 2006, the Company maintained restricted cash in the amount of $1,486 and $1,559, respectively, associated with deposits for self-insured workers’ compensation programs.

Concentrations of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents in bank deposit accounts in excess of the FDIC insurance limits and accounts receivable. The Company has not experienced significant losses related to cash and cash equivalents and does not believe it is exposed to any significant credit risks relating to its cash and cash equivalents. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by review of their current credit information. A provision for estimated credit losses is based upon historical experience and any specific customer issues that have been identified. Account balances are charged off against the allowance when the Company believes it is probable the receivables will not be recovered. The Company does not have any off-balance sheet exposure related to its customers.

Inventories

Inventories in the Bare Wire and High Performance Conductors segments are valued at the lower of cost, using the last-in, first-out (“LIFO”) method, or current estimated market. The LIFO method is utilized in determining inventory value as it results in better matching of current costs and revenues. Inventories in the Engineered Wire Products — Europe segment are valued at the lower of cost, using the first-in, first-out (“FIFO”) method, or current estimated market.

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

INTERNATIONAL WIRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

disposed of are removed from the respective accounts, and any resulting gains or losses are included in the consolidated statement of operations.

Goodwill

Goodwill represents the excess of the Company’s reorganization value at October 20, 2004 over the fair value of net assets and, for acquired businesses, costs in excess of fair values assigned to the underlying net assets. Under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), goodwill is not amortized but is reviewed at least annually for impairment using a fair-value-based test. The Company tests for impairment of goodwill using a two-step approach in the fourth quarter of each fiscal year or at any other time when impairment indicators exist. In the first step, the Company estimates the fair values of its reporting units using the present value of future cash flows approach. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. In the second step, the implied fair value of the goodwill is estimated as the fair value of the reporting unit used in the first step less the fair values of all other net tangible and intangible assets of the reporting unit. If the carrying amount of the goodwill exceeds its implied fair market value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. In addition, goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would indicate that goodwill may be impaired.

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

Impairment of Long-lived Assets

The Company periodically evaluates the recoverability of its property and equipment and other long-lived assets, including identifiable intangible assets, when circumstances indicate that an event of impairment may have occurred in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This periodic review may result in an adjustment of estimated depreciable lives or an asset impairment. When indicators of impairment are present, the carrying values of the asset are evaluated in relation to their operating performance and future undiscounted cash flows of the underlying assets. If the future undiscounted cash flows are less than their book value, impairment exists. The impairment is measured as the difference between the book value and the fair value of the underlying asset. Fair values are based on estimates of the market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk. There were no impairment charges recorded in continuing operations for the years ended December 31, 2007, 2006, and 2005.

Deferred Financing Costs

Deferred financing costs, consisting of fees and other expenses associated with debt financing, are amortized over the term of the related debt using the straight-line method, which approximates the effective interest method.

INTERNATIONAL WIRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), which requires measurement of compensation cost for all stock awards at fair value on the date of grant and recognition of compensation cost spread over the service periods for awards expected to vest. SFAS No. 123(R) has been adopted using the modified-prospective transition method. Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.

Under the modified-prospective transition method, compensation cost recognized in 2007 and 2006 includes: (a) compensation cost for all unvested share-based awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123, Accounting For Stock-Based Compensation, and (b) compensation cost for all share-based awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with SFAS No. 123(R). Prior periods were not restated to reflect the impact of adopting the new standard.

Compensation cost arising from stock options granted to employees and non-employee directors is recognized as expense using the straight-line method over the vesting period. The Company estimates a 5% forfeiture rate in recording stock-based compensation expense. As of December 31, 2007, there was $1,291 of total unrecognized compensation expense related to stock options which is expected to be recognized over a weighted-average period of 1.8 years. The Company recorded stock-based compensation expense of $2,770 and $5,966, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations, and a related income tax benefit of $981 and $2,333 in 2007 and 2006, respectively. The stock options are non-qualified which results in the creation of a deferred tax asset until the time the option is exercised. As of December 31, 2007, 55,000 awards have been exercised.

The fair values of the options under SFAS No. 123(R) in 2007 and 2006 were estimated at the date of the grants using the Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Year Ended December 31,
	2007	2006

Stock Options and Awards:
Expected life — employees	6 years	6 years
Expected life — non-employee directors	5.5 years	6 years
Expected volatility	50.0%	58.0%
Dividend yield	0%	0%
Risk-free interest rate	4.2%	4.9%

The Company calculates expected volatility for stock options using historical volatility of a group of companies in the wire and cable industry. The risk-free interest rate is estimated based on the Federal Reserve’s historical data for the maturity of nominal treasury investments that corresponds to the expected life of the option. The expected life was determined using the simplified method as these awards meet the definition of “plain-vanilla” options under the rules proscribed by SAB No. 110.

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

INTERNATIONAL WIRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recorded to reduce deferred tax assets if it is determined that it is more likely than not that the full deferred tax asset would not be realized.

Foreign Currency Translation

The Company has operations in Belgium, France and Italy. The euro is the functional currency for the Company’s foreign subsidiaries located in Europe. Accordingly, assets and liabilities of these foreign subsidiaries are translated at the rate of exchange in effect at the balance sheet date. Income and expense items and cash flows of these subsidiaries are translated at the average monthly rate of exchange. Resulting translation gains and losses are reported in accumulated other comprehensive income/(loss).

Exchange gains and losses arising from transactions in currencies other than the functional currency of the subsidiary involved are included in net income/(loss). To date, the effect of such amounts on net income/(loss) has not been material.

Fair Value of Financial Instruments

SFAS No. 107, Disclosure about Fair Value of Financial Instruments, requires disclosure of the fair value of certain financial instruments. The Company’s financial instruments are carried at face amounts. The Company has estimated the fair value of its Secured Senior Subordinated Notes using current market data. The fair value of the Secured Senior Subordinated Notes was approximately $76,500 and $75,750 at December 31, 2007 and 2006, respectively. The carrying value of the borrowings under the Revolver Credit Facility approximates fair value due to its variable interest rate.

Allocation of Interest Expense to Discontinued Operations

Interest expense has been allocated to discontinued operations under the provisions of Emerging Issues Task Force (“EITF”) 87-24, Allocation of Interest to Discontinued Operations. Interest expense allocated to discontinued operations was $0, $895 and $2,706, for the years ended December 31, 2007, 2006 and 2005, respectively.

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

	For the Year Ended December 31,
	2007	2006	2005

Weighted-average shares outstanding — basic	9,983,015	10,000,002	10,000,002
Dilutive effect of stock options	217,378	3,971	—

Weighted-average shares outstanding — dilutive	10,200,393	10,003,973	10,000,002

Weighted-average shares outstanding for the years ended December 31, 2007, 2006, and 2005 exclude 64,984, 706,200, and 10,417 options respectively, because they are anti-dilutive since the exercise price plus any unearned compensation of these options was greater than the average market price of the common shares in the periods.

INTERNATIONAL WIRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant Customers

The Company had sales to two significant customers in the periods included in the accompanying consolidated statements of operations. Sales to General Cable Corporation represented 12% of net sales for the year ended December 31, 2007, and 23% for each of the years ended December 31, 2006 and 2005. Sales to AFL Automotive, LP were 10%, 10% and 12% of net sales for the years ended December 31, 2007, 2006 and 2005, respectively.

Concentration of Copper Suppliers

The Company’s principal raw material used in its products is 5/16 inch copper rod, which is sourced either directly from world copper producers or through rod mill operators in North America and Europe. A significant percentage of total copper is purchased from four major suppliers.

Segment Information

The Company is in the business of manufacturing and marketing wire and wire products. The Chief Executive Officer, who is the Chief Operating Decision Maker, evaluates its business activities for which discrete financial information is available. As a result of this evaluation, the Company determined that it has three reportable segments, Bare Wire, Engineered Wire Products — Europe and High Performance Conductors. See Note 15.

Other Comprehensive Income/(Loss)

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. For the years ended December 31, 2007, 2006 and 2005, the Company had two components of comprehensive income or loss: net income/(loss) and foreign currency translation adjustments.

Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), to be effective for fiscal years beginning after December 15, 2006. This interpretation adopts a two-step approach for recognizing and measuring tax benefits and requires certain disclosures about uncertainties in income tax positions. Under FIN 48, the impact of an uncertain income tax position on an income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. On January 1, 2007, the Company adopted the provisions of FIN 48. As a result of the adoption of FIN 48, the Company recognized an increase of $3,322 to the opening balance of accumulated deficit. See Note 11.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities and expands disclosures about fair value measurements. The statement applies whenever other pronouncements require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for the Company’s fiscal year beginning January 1, 2008. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (“SFAS No. 159”) — including an amendment to FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value in order to

INTERNATIONAL WIRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective for the Company’s fiscal year beginning January 1, 2008. The Company has not adopted the fair value option for its current financial assets or liabilities. Accordingly, the adoption of SFAS No. 159 did not have an impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for the Company’s fiscal year beginning January 1, 2009. The Company is currently evaluating the potential impact of the adoption of SFAS No. 141R on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. The Company is evaluating the impact the adoption of SFAS No. 160 will have on its consolidated financial statements.

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 (“SAB No. 110”). SAB No. 110 provides guidance on the use of a “simplified” method, as discussed in SAB No. 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R). SAB No. 107 did not expect a company to use the simplified method for share option grants after December 31, 2007. At the time SAB No. 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007.

3.	Acquisition and Other

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

On March 31, 2006, the Company completed the acquisition of all of the outstanding common stock of HPC for $42,000 plus an estimated working capital adjustment payment at closing of $1,676. An additional working capital adjustment of $2,671 was paid in August 2006. The acquisition was funded with borrowings under the Company’s Revolver Credit Facility. Additionally, the Company purchased the copper inventory held

INTERNATIONAL WIRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on consignment by HPC from PD for $5,057. In addition, pursuant to the Purchase Agreement, there was a contingency payment capped at $3,000 based on performance, and in May 2007, the $3,000 payment was made. Phelps Dodge High Performance Conductors of SC & GA, Inc. changed it name to IWG High Performance Conductors, Inc.

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

INTERNATIONAL WIRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows summary unaudited pro forma results of operations as if the Company and HPC had been combined as of the beginning of each of the periods presented. The unaudited pro forma results of operations are based on estimates and assumptions and have been made solely for purposes of developing such pro forma information. The pro forma information for the year ended December 31, 2006 and 2005 reflects adjustments including: elimination of intercompany sales; reduction of expenses for pension and post retirement medical; adjustment to depreciation relating to the adjustment to the fair market value and adjusted useful lives of existing property, plant and equipment; additional amortization of identifiable intangibles; adjustment of interest expense for additional borrowings and reflects a 38% effective tax rate. The pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results or financial position that would have occurred if the acquisition had been consummated as of the beginning of each of the periods presented:

	Pro Forma
	For the Year Ended December 31,
	2006	2005
	(Unaudited)

Net sales	$775,819	$509,885
Income from continuing operations	10,942	8,759
Net income/(loss)	11,063	(8,990)
Basic and diluted net income/(loss) per share	1.11	(0.90)

4.	Inventories

The composition of inventories at December 31, is as follows:

	2007	2006

Raw materials	$16,712	$16,960
Work-in-process	11,198	13,827
Finished goods	29,436	28,021

Total inventories	$57,346	$58,808

Inventories in the Bare Wire and High Performance Conductors segments are valued at the lower of cost, using the last-in, first-out (“LIFO”) method, or current estimated market. The primary components of inventory costs include raw materials used in the production process (copper, tin, nickel, silver, alloys and other) and production related labor and overhead costs net of scrap sales. Had Bare Wire and High Performance Conductors inventories been valued using the first-in, first-out (“FIFO”) method, inventories would have been $37,691 and $37,245 higher as of December 31, 2007 and 2006, respectively. Inventories in the Engineered Wire Products — Europe segment are valued at the lower of cost, determined using the FIFO method, or current estimated market. During 2007, inventory quantities were reduced at Bare Wire which resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in the prior year as compared with the cost of 2007 purchases. The effect of this reduction in inventory decreased cost of goods sold by $979 and increased the net income by $628 or $0.06 per share as of December 31, 2007. During 2006, inventory quantities were reduced which resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in the prior year and at the HPC acquisition date as compared with the cost of 2006 purchases. The effect of this reduction in inventory in 2006 decreased cost of goods sold by $4,587 and increased the net income by $2,793, or $0.28 per share.

INTERNATIONAL WIRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Property, Plant and Equipment

The composition of property, plant and equipment at December 31 is as follows:

	2007	2006

Land	$5,152	$5,356
Building and improvements	31,771	28,825
Machinery and equipment	101,934	83,832
Construction in progress	2,435	6,493

	141,292	124,506
Less: accumulated depreciation	(33,938)	(20,617)

	$107,354	$103,889

Depreciation expense from continuing operations was $13,693, $10,838, and $8,063 for the years ended December 31, 2007, 2006 and 2005, respectively.

6.	Goodwill and Intangible Assets

The changes in the carrying amounts of goodwill are as follows:

	For the Year Ended December 31,
	2007	2006

Balance, beginning of year	$62,148	$62,307
Reduction of deferred income tax valuation allowance	(588)	(159)

Balance, end of year	$61,560	$62,148

All goodwill is included in the Bare Wire segment. The reductions in the valuation allowance established in fresh-start reporting upon emergence from bankruptcy of $588 and $159 in 2007 and 2006, respectively, have offset goodwill. The Company completed its annual impairment test at December 31, 2007, 2006 and 2005 and concluded that goodwill was not impaired.

The components of identifiable intangible assets at December 31 are as follows:

	2007		2006
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization

Customer contracts and relationships	$9,534	$2,035	$9,534	$1,400
Trade names and trademarks	10,568	1,663	10,568	1,135
Favorable leases	2,671	2,671	2,671	1,958
Alloys	92	8	92	3

Total identifiable intangible assets	$22,865	$6,377	$22,865	$4,496

INTERNATIONAL WIRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense for identifiable intangible assets from continuing operations was $1,881, $2,054, and $2,036 for the years ended December 31, 2007, 2006 and 2005, respectively. The estimated amortization expense for identifiable intangible assets held as of December 31, 2007 is as follows:

2008	$1,169
2009	1,169
2010	1,169
2011	1,169
2012	1,169
Thereafter	10,643

7.  Financing Costs

As of August 22, 2006, the Company amended its Revolver Credit Facility and terminated its Senior Term Loan. In connection with the amendment, the Company incurred additional deferred financing fees of $1,649 and wrote off $480 of remaining deferred financing fees related to the Senior Term Loan.

8.  Discontinued Operations

Prior to 2007 and over the last several preceding years, the Company’s Insulated Wire business operating results have been adversely impacted by industry wide over capacity and increased material costs, that, with the exception of copper price increases, could not be passed through to customers under most of our customer contracts. In addition, in the second and fourth quarters of 2005, we were notified that significant volume with two large customers, Viasystems and Yazaki Corp and its affiliates would not be renewed. Throughout 2005, we were actively evaluating the business and considering alternatives affecting all or part of the Insulated Wire business. On December 2, 2005, the Company sold and leased selected assets for proceeds of $15,057, principally inventory and property, plant and equipment of the U.S. Insulated Wire business to Copperfield, LLC and ceased those operations. The proceeds were used to paydown borrowings under the Revolver Credit Facility. On June 28 and 30, 2006, the Company entered into Stock Purchase Agreements (“Cebu and Durango Purchase Agreements”) with Draka Holdings N.V. (“Draka”) and Draka Holdings Mexico, S.A. (“Draka Mexico”). The sales were completed on July 3, 2006. Pursuant to the terms of the Cebu Purchase Agreement, Draka purchased all the stock of the Company’s Philippines insulated wire subsidiary, IWG-Philippines, Incorporated, for a purchase price of $30,000, plus an additional sum of $881 pursuant to a post closing working capital adjustment. Additionally, August 2006, the Company reimbursed Draka $3,510 for an accounts receivable collateral related to the business sold and in September 2006, Draka purchased approximately $6,478 of copper from the Company, which was being held on consignment. Pursuant to the terms of the Durango Purchase Agreement, Draka and Draka Mexico purchased all the stock of the Company’s Mexican insulated wire subsidiaries, IWG Services Company, S. de R.L. de C.V., Cables Durango, S. de R. L. de C. V. and IWG Durango, S. de R.L. de C.V., for a purchase price of $5,000. Accordingly, the entire Insulated Wire business has been presented as a discontinued operation in the accompanying consolidated statements of operations.

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

INTERNATIONAL WIRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Insulated Wire business operating results included in discontinued operations are as follows:

	For the Year Ended December 31,
	2007	2006	2005

Net sales	$—	$53,195	$238,819
Income/(loss) before income tax provision/(benefit)	(93)	(16)	(20,156)
Income/(loss), net of income taxes	656	121	(17,749)

9.  Related Party Transactions

The Company sells a portion of its production scrap to Prime Materials Recovery, Inc. (“Prime”) and Prime also performs certain scrap processing services for the Company. Prime is a closely held company and its major shareholder, chairman and director is the Chief Executive Officer of the Company. In addition, the Vice President of Finance of the Company holds a minority ownership interest and is a director. Sales to Prime for the years ended December 31, 2007, 2006 and 2005, were $17,918, $24,059, and $8,828 respectively. The Company had outstanding accounts receivable from Prime related to those sales of $3,460 and $2,564 at December 31, 2007 and 2006, respectively. The Company incurred scrap conversion costs from Prime of $797, $0 and $0 for the years ended December 31, 2007, 2006 and 2005, respectively. The Company has outstanding accounts payable to Prime related to those purchases of $291 and $0 at December 31, 2007 and 2006, respectively. Sales to Prime were made on terms comparable to those of other companies in the industry.

10.  Long-Term Debt

The composition of long-term debt at December 31 is as follows:

	2007	2006

Revolver Credit Facility	$17,022	$38,020
10% Secured Senior Subordinated Notes	75,000	75,000
Other	1,126	535

Total long-term debt	93,148	113,555
Less current maturities	1,126	535

Long-term portion of long-term debt	$92,022	$113,020

Senior Revolver Credit Facility

The Company and its domestic subsidiaries are parties to a credit agreement (the “Revolver Credit Facility”) with Wachovia Capital Financial Corporation (Central), formerly known as Congress Financial Corporation (Central), as administrative agent, and several banks and financial institutions parties. The Revolver Credit Facility is a senior revolver credit facility in the amount of up to $200,000 subject to borrowing availability (including, as a sub-facility of the Revolver Credit Facility, a $25,000 letter of credit facility).

INTERNATIONAL WIRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Borrowings under the Revolver Credit Facility are tied to a borrowing base, which is calculated by reference to, among other things, eligible accounts receivable, eligible inventory and eligible real property and equipment. As of December 31, 2007, letters of credit in the amount of $15,472 were outstanding and $17,022 was drawn under the Revolver Credit Facility. Availability under the Revolver Credit Facility was $96,792 as of December 31, 2007.

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

The Company and its domestic subsidiaries are the primary parties to the Revolver Credit Facility. The collateral for the Revolver Credit Facility includes all or substantially all of the Company’s and its domestic subsidiaries’ assets, including 65 percent of the capital stock of or other equity interests in, the Company’s foreign subsidiaries.

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

The Company issued the Notes in aggregate principal amount of $75,000. The Notes will mature on October 15, 2011. Interest on the Notes accrues at the rate of 10 percent per annum and is payable semiannually in arrears on October 15 and April 15. Interest on overdue principal accrues at 2 percent per

INTERNATIONAL WIRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

annum in excess of the above rate and pay interest on overdue installments of interest at such higher rate to the extent lawful.

At any time after October 15, 2007, the Company may at its option redeem all or part of the Notes at the redemption prices (expressed percentages of the principal amount) set forth below, plus accrued and unpaid interest thereon, if any, to the applicable redemption date if redeemed during the twelve-month period beginning on October 15 of the years indicated below:

Redemption
Price

2007	105.00%
2008	102.50%
2009	101.25%
2010	100.00%
2011	100.00%

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

Other Debt

Other debt includes $1,126 and $535 of European debt collaterized by accounts receivable as of December 31, 2007 and 2006, respectively.

Scheduled Maturities of Debt

Scheduled maturities of debt at December 31, 2007 are as follows:

2008	$1,126
2009	—
2010	—
2011	92,022

Total	$93,148

INTERNATIONAL WIRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.  Income Taxes

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

The provision/(benefit) for income taxes consists of the following:

	For the Year Ended December 31,
	2007	2006	2005

Current
Federal	$928	$859	$8,542
State	(345)	198	1,223
Foreign	1,256	468	348

	1,839	1,525	10,113

Deferred
Federal	5,904	2,826	(9,859)
State	537	(109)	(433)
Foreign	(326)	159	—

	6,115	2,876	(10,292)

Income tax provision/(benefit) for continuing operations	7,954	4,401	(179)
Tax benefit on discontinued operations	(749)	(137)	(2,407)

Total provision/(benefit)	$7,205	$4,264	$(2,586)

The U.S. and foreign components of income from continuing operations before income taxes were as follows:

	For the Year Ended December 31,
	2007	2006	2005

Domestic	$19,647	$12,472	$5,127
Foreign	3,512	1,816	1,624

Income before income tax provision/(benefit)	$23,159	$14,288	$6,751

INTERNATIONAL WIRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliation between the statutory income tax rate and effective tax rate in dollars is summarized below:

	For the Year Ended December 31,
	2007	2006	2005

Federal income tax at statutory rate of 35%	$8,106	$5,001	$2,363
State income taxes, net of federal tax benefit	58	433	316
Foreign rate differential	(299)	(9)	439
Disregarded entity loss deductible in U.S.	(328)	(713)	(660)
State tax credits	(790)	(525)	—
Non-deductible expenses	3	33	386
Change in valuation allowance	2,043	—	(3,692)
Change in state effective rate on deferred income taxes	(521)	181	975
Other	(318)	—	(306)

	$7,954	$4,401	$(179)

The tax effects of significant temporary differences representing deferred tax assets and liabilities at December 31 are as follows:

	2007	2006

Deferred tax assets:
Accounts receivable allowances	$370	$480
Accrued liabilities not yet deductible	4,915	7,721
Net operating loss carryforward	9,881	15,934
Alternative minimum tax credit carryforward	1,876	859
State tax credits	1,315	525
Stock-based compensation	2,977	2,234
Other	431	88

	21,765	27,841
Valuation allowance	(2,256)	(1,530)

	19,509	26,311

Deferred tax liabilities:
Depreciation and amortization	19,737	21,549
Inventories	947	1,663

	20,684	23,212

Net deferred tax (liability)/asset	$(1,175)	$3,099

Net current deferred tax assets	$11,782	$16,701
Net non-current deferred liabilities	(12,957)	(13,602)

Total net deferred tax (liability)/asset	$(1,175)	$3,099

The Company has federal NOL carryforwards of approximately $21,300 as of December 31, 2007, available to offset future federal taxable income. These NOL carryforwards expire in varying amounts in the years 2023 to 2026 if not utilized. At December 31, 2007, the Company has state net operating loss carryforwards for Indiana, New York and Pennsylvania totaling $19,763, $1,873 and $1,379, respectively.

INTERNATIONAL WIRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additionally, the Company has foreign net operating loss carryforwards of $2,871 and alternative minimum tax credit carryforwards of $1,876 which are available to further reduce income taxes over an infinite period.

A valuation allowance is required against deferred tax assets if, based on the weight of available evidence, it is more-likely-than-not that some or all of the deferred tax assets will not be realized. Any reversal of the valuation allowance established in fresh-start reporting upon emergence from bankruptcy remaining on net deferred tax assets will first offset goodwill, then intangible assets and then increase additional paid-in capital. During 2007, 2006 and 2005, a portion of the valuation allowance on deferred tax assets was reversed since based upon the weight of available evidence, it was determined that it is more-likely-than-not the tax benefit will be realized. The valuation allowance established in fresh-start reporting upon emergence from bankruptcy of $588, $159 and $9,052 has offset goodwill in 2007, 2006 and 2005, respectively. The remaining change in the valuation allowance established subsequent to October 20, 2004 of $3,692 was released as a tax benefit in continuing operations in 2005. Valuation allowances continue to be recorded against NOL’s and other deferred tax assets since it is not more-likely-than-not the tax benefits will be realized.

The valuation allowance for deferred taxes was $2,256 and $1,530 at December 31, 2007 and 2006, respectively. The Company recorded net changes to the valuation allowance of $726, ($963), and ($12,214) for the years ended December 31, 2007, 2006 and 2005, respectively.

On January 1, 2007, the Company adopted FIN 48, which resulted in a decrease in its liability for unrecognized tax benefits and the January 1, 2007 balance of accumulated deficit totaling $348. During the quarter ended September 30, 2007, the Company determined that it had understated the liability for unrecognized tax benefits that was recorded upon adoption of FIN 48. This determination was based on information that existed at the time the Company adopted FIN 48, rather than new information or developments subsequent to the adoption of FIN 48. Accordingly, the Company corrected this error by increasing the liability for unrecognized tax benefits and the balance of accumulated deficit as of January 1, 2007 by $3,670. Therefore, as a result of the adoption of FIN 48 in 2007, the Company recognized an increase in the liability for unrecognized tax benefits, net of deferred income taxes, with a corresponding increase in the Company’s accumulated deficit totaling $3,322. The Company’s unrecognized tax benefits at December 31, 2007 relate to federal and various state jurisdictions.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

Balance at January 1, 2007	$4,260
Increases related to current year tax positions	146
Increases related to prior year tax positions	225
Decreases related to prior year tax positions	(262)
Expiration of statute of limitations for the assessment of taxes	—
Settlements	—

Balance at December 31, 2007	$4,369

The total unrecognized tax benefits balance at December 31, 2007 is comprised of tax benefits that, if recognized, would affect the effective rate.

The Company accrued interest and penalties of $177 related to these unrecognized tax benefits during 2007, and in total, as of December 31, 2007, the liability for potential penalties and interest totals $185. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. The Company does not expect its unrecognized tax benefits to change significantly over the next twelve months.

INTERNATIONAL WIRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company is subject to taxation in the United States and various state and foreign jurisdictions. The Company’s tax years from 2001 to 2006 are subject to examination by the taxing authorities due to the Company’s net operating loss carryforwards.

12.	Retirement Benefits and Stock Option Plans

The Company sponsors a defined contribution retirement plan, which provides retirement benefits for eligible employees. Company contribution expense related to the retirement plan for the years ended December 31, 2007, 2006 and 2005 amounted to $1,093, $983, and $835, respectively.

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

On November 9, 2006, the Compensation Committee of the Board of Directors accelerated the vesting of the 861,000 management options granted May 12, 2006 such that two-thirds of the options granted vested immediately and one-third of the options granted vest on October 20, 2007. Accordingly, additional stock-based compensation expense of approximately $3,632, ($2,506, net of tax) was recorded in the fourth quarter of 2006. On September 14, 2007, the Compensation Committee and the Board of Directors approved the issuance of 42,000 options to employees at an exercise price of $21.86 per share, a life of 10 years, and vesting over three years. The weighted-average estimated grant date fair value per option was $11.65 for the 42,000 options granted in September 2007.

Under the 2006 Stock Option Plan for Non-Employee Directors, options for up to 300,000 shares of common stock are available for grant to non-employee directors. The options will be granted at no less than 100% of the fair market value of the Company’s stock on the date of the grant and have a life of no longer than 10 years. On May 19, 2006, stock option awards of 69,300 were granted to current non-employee directors at an exercise price of $15.00 per share with a 10-year life and a vesting schedule of one-third on the date of grant, one-third on October 20, 2006 and the remaining one-third on October 20, 2007. The weighted-average estimated grant date fair value of these options was $8.85 per option. On October 20, 2007, 23,100 options were issued to non-employee directors at an exercise price of $22.25 per share, a life of 10 years and vesting over one year. The weighted-average estimated grant date fair value per option was $11.24 for the 23,100 options granted in October 2007.

On August 1, 2005, William Lane Pennington, Vice-Chairman of the Board of Directors, was granted an option to purchase 25,000 shares at an exercise price of $11.00 per share. The estimated grant date fair value of these options was $6.38. One-third of the shares underlying the option became exercisable on August 1, 2005, the second-third became exercisable on August 1, 2006, and the remaining third became exercisable on August 1, 2007. The option expires on August 1, 2015.

INTERNATIONAL WIRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shares issued upon exercise have been registered with the Securities and Exchange Commission. Information regarding the Company’s stock options is summarized below:

			Weighted-
		Weighted-	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise Price	Term in Years	Value(1)

Outstanding at January 1, 2007	1,114,300	$15.03
Granted	65,100	$22.00
Exercised	(55,000)	$13.91

Outstanding at December 31, 2007	1,124,400	$15.49	8.6	$7,600

Vested or expected to vest at December 31, 2007	1,068,180	$15.49	8.6	$7,220

Exercisable at December 31, 2007	953,300	$15.60	8.3	$6,906

(1)	The aggregate intrinsic value was calculated using the difference between the market price of the Company’s common stock at December 31 and the grant price for only those awards that have a grant price less than the market price of the Company’s common stock at December 31.

At December 31, 2007, there were options available for grants to purchase 238,000 shares of common stock under the 2006 Management Stock Option Plan and 207,600 shares under the 2006 Stock Option Plan for Non-Employee Directors. The intrinsic value of stock options exercised during 2007 was $379.

Details regarding options to purchase common stock outstanding as of December 31, 2007 are as follows:

		Remaining
Number of Options	Weighted-Average	Contractual	Options
Outstanding	Exercise Prices	Life in Years	Exercisable

10,000	$11.00	7.6	10,000
1,001,300	$15.00	8.3	927,300
48,000	$17.83	8.8	16,000
42,000	$21.86	9.7	—
23,100	$22.25	9.8	—

1,124,400			953,300

13.  Stock Repurchase Program

On September 4, 2007, the Company announced that its Board of Directors approved a $3,700 stock repurchase program. Under this stock repurchase program, the Company was authorized to repurchase up to $3,700 of its common stock through open market and privately negotiated transactions from time to time. The stock repurchase program may be terminated at any time without prior notice. Through December 31, 2007, the Company repurchased 144,000 shares of its common stock for an aggregate price of $3,036 including broker commissions, resulting in an average price of $21.09 per share.

14.  Commitments and Contingencies

The Company leases certain property, transportation vehicles and other equipment under operating leases. Total rental expense under operating leases was $4,107, $4,427, and $3,939 for the years ended December 31,

INTERNATIONAL WIRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2007, 2006 and 2005, respectively. Future minimum lease payments under operating leases for the years ended December 31 are as follows:

2008	$1,785
2009	1,502
2010	1,311
2011	928
2012	673
Thereafter	189

Total	$6,388

The Company is subject to legal proceedings and claims that arise in the normal course of business. In the opinion of management, the ultimate liabilities with respect to these actions will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows. See Note 16 to the Company’s consolidated financial statements included herein.

15.  Business Segment Information

The Company has three reportable segments:  Bare Wire, Engineered Wire Products — Europe and High Performance Conductors. These segments are strategic business units organized around three product categories that follow management’s internal organization structure. The Company evaluates segment performance based on segment operating income.

The Bare Wire segment manufactures bare and tin-plated copper wire products (or conductors) used to transmit digital, video and audio signals or conduct electricity and sells to insulated wire manufacturers and various industrial original equipment manufacturers (“OEM’s”) for use in computer, electronics and data communications products, general industrial, energy, appliances, automobiles, and other applications. The Bare Wire segment is in the primary business of copper fabrication. The Company may provide such copper to its customers or use their copper in the fabrication process. While the Company bills its customers for copper it provides, it does not distinguish in its records these customer types and it is therefore not practical to provide such disclosure.

The Engineered Wire Products — Europe segment manufactures and engineers connections and bare copper wire products (or conductors) to conduct electricity either for power or for grounding purposes and are sold to a diverse customer base of various OEM’s for use in electrical appliances, power supply, aircraft and railway, and automotive.

The High Performance Conductors segment, which resulted from the Company’s acquisition described in Note 3, manufactures specialty high performance conductors which include tin, nickel and silver plated copper and copper alloy conductors including high and low temperature standard and customized conductors as well as specialty film, insulated conductors and miniature tubing products. These products are used by a variety of customers in the commercial and military aerospace and defense, electronics and data communication, industrial and automotive and medical electronics and device markets.

INTERNATIONAL WIRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information for the Company’s reportable segments from continuing operations is as follows:

		Engineered
		Wire	High
		Products-	Performance
	BareWire	Europe	Conductors	Corporate	Elimination	Total

Net sales
For the year ended December 31, 2007	$543,231	$67,408	$122,234	$—	$(2,068)	$730,805
For the year ended December 31, 2006	611,356	55,151	82,980	—	(562)	748,925
For the year ended December 31, 2005	391,795	38,845	—	—	(5,911)	424,729
Operating income
For the year ended December 31, 2007	19,699	4,525	12,818	(3,287)	—	33,755
For the year ended December 31, 2006	23,634	3,592	7,583	(5,975)	—	28,834
For the year ended December 31, 2005	20,158	1,378	—	(2,704)	—	18,832
Income from continuing operations before income tax provision
For the year ended December 31, 2007	19,699	4,468	12,818	(13,826)	—	23,159
For the year ended December 31, 2006	23,658	3,592	7,583	(20,545)	—	14,288
For the year ended December 31, 2005	20,158	1,378	—	(14,785)	—	6,751
Goodwill
As of December 31, 2007	61,560	—	—	—	—	61,560
As of December 31, 2006	62,148	—	—	—	—	62,148
Total assets
As of December 31, 2007	240,145	43,979	64,309	25,508	(4,804)	369,137
As of December 31, 2006	247,778	40,115	62,863	32,161	(7,352)	375,565
Capital expenditures
For the year ended December 31, 2007	15,996	1,322	770	—	—	18,088
For the year ended December 31, 2006	9,406	1,057	1,375	1	—	11,839
For the year ended December 31, 2005	4,282	69	—	—	—	4,351
Depreciation and amortization
For the year ended December 31, 2007	12,391	1,149	3,143	17	—	16,700
For the year ended December 31, 2006	11,314	903	1,776	9	—	14,002
For the year ended December 31, 2005	10,346	841	—	45	—	11,232

The following table presents net sales by period and by geographic region based on the country or region in which the legal subsidiary is domiciled.

	For the Year Ended December 31,
	2007	2006	2005

United States	$657,512	$681,549	$385,884
Europe	73,293	67,376	38,845

Total	$730,805	$748,925	$424,729

INTERNATIONAL WIRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents property, plant and equipment at December 31 by geographic region based on the location of the asset:

	2007	2006

United States	$96,916	$94,568
Europe	10,438	9,321

Total	$107,354	$103,889

16.  Litigation

In connection with the sale of its former wire harness business to Viasystems, the Company agreed to indemnify Viasystems for certain claims and litigation including any claims related to the claims for water inlet hoses previously assembled by the Company. The Company’s policy is to record the probable and reasonably estimable loss related to the product liability claims. Over time, the level of claims, insurance coverage and settlements has varied. Accordingly, the Company has revised its estimated liability outstanding, or balance sheet reserve, based on actual claims reported and costs incurred and its estimate of claims and cost incurred but not reported. The Company has reached global settlements with various claimants related to such claims which are also considered in determining the balance sheet reserve. There are no recoveries from third parties considered in the balance sheet reserve.

The Company is insured for all claims and damages that have occurred prior to April 1, 2002. As of December 31, 2007, the Company had $75,000 of remaining insurance coverage under its excess umbrella policies for each of the insured years prior to April 1, 2002.

For claims arising subsequent to April 1, 2002, the Company had a reserve of $965 and $1,250 as of December 31, 2007 and December 31, 2006, respectively, related to the estimated future payments to be made to the claimants in the settlement of the remaining incurred claims and claims incurred but not reported. The Company’s expense related to these claims totaled $0, $267, and $0 for the years ended December 31, 2007, 2006 and 2005, respectively. The majority of payments are expected to be made over approximately the next year. Due to the uncertainties associated with these product claims, such as greater than expected amount of unreported claims and amounts to be paid under reached global settlements, the future cost of final settlement of these claims may differ from the liability currently accrued. However, in the Company’s opinion, the impact of final settlement of these claims on future consolidated financial statements should not be material.

The Company is a party to various legal proceedings and administrative actions, all of which are of an ordinary or routine nature incidental to the operations of the Company. The Company does not believe that such proceedings and actions would materially affect the Company’s consolidated financial statements.

17.	Subsequent Events

On January 2, 2008, the Company announced that it acquired the assets and operations of Hamilton Products, Inc. and the related real estate owned by JPS Holdings, LLC (collectively “Hamilton Products”). Hamilton Products was formed in 1994 and is a manufacturer and marketer of copper braided wire products serving the aerospace and industrial markets. Under the asset purchase agreement, the Company purchased the assets, operations and certain liabilities for $9,250 in cash, subject to a working capital adjustment. Hamilton’s manufacturing facility is located in Sherburne, New York.

INTERNATIONAL WIRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Quarterly Financial Information (unaudited)

Selected unaudited quarterly financial data for the years ended December 31, 2007 and 2006 are as follows:

	2007
	4th Qtr.		3rd Qtr.	2nd Qtr.	1st Qtr.
	(In thousands, except share data)

Net sales	$176,656		$179,994	$200,030	$174,125
Gross profit, exclusive of depreciation and amortization	23,787		23,541	23,850	23,365
Operating income	7,889	(a)	9,273	8,318	8,275
Income from continuing operations	2,472		4,599	4,224	3,910
Income from discontinued operations	24		492	73	67
Net income	2,496		5,091	4,297	3,977
Earnings per share Basic	$0.25		0.51	0.43	0.40
Diluted	$0.24		$0.50	$0.42	$0.40

	2006
	4th Qtr.		3rd Qtr.	2nd Qtr.	1st Qtr.
	(In thousands, except share data)

Net sales	$183,913		$206,372	$214,077	$144,563
Gross profit, exclusive of depreciation and amortization	23,693		24,341	22,303	17,406
Operating income	4,443	(a)	8,439	8,892	7,060
Income from continuing operations	615		3,651	3,138	2,483
Income/(loss) from discontinued operations	323		294	126	(622)
Net income	938		3,945	3,264	1,861
Earnings per share Basic and diluted	$0.09		$0.39	$0.33	$0.19

(a)	Includes $979 and $4,587 of LIFO liquidation effect, respectively.

Item 9.	Changes in and Disagreement with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Form 10-K, conducted under the supervision of and with the participation of our chief executive officer (CEO) and chief financial officer (CFO), such officers have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and are operating in an effective manner. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is a process designed by, or under the supervision of, our principal executive officer and principal financial officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our organization have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in the design of an internal control system, misstatements due to error or fraud may occur and not be detected. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on its assessment, our management concluded that, as of December 31, 2007, our internal control over financial reporting was effective based on those criteria.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on our internal controls over financial reporting. This report appears on page 70.

Changes in Internal Control over Financial Reporting

We have made significant control improvements through multiple initiatives in preparations for the adoption of Section 404 of the Sarbanes-Oxley Act. We have formalized our controls and procedures around the income tax processes, increased our staff in the accounting area, formalized our controls and procedures surrounding the analysis and review of complex or non-routine accounting matters, certain accrued liabilities, and related expense accounts involving management’s judgments and estimates, and the overall financial statement close process.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of International Wire Group, Inc.
Camden, New York

We have audited the internal control over financial reporting of International Wire Group, Inc. and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007 of the Company and our report dated March 14, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the adoption of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”, effective January 1, 2007.

/s/  Deloitte & Touche LLP

Rochester, New York
March 14, 2008

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

A list of our executive officers and biographical information appears in Part I, Item 1 of this report. Information about our Directors may be found under the caption “Our Management” of our Proxy Statement for the 2008 Annual Meeting of Shareholders (the “Proxy Statement”). That information is incorporated herein by reference.

The information in the Proxy Statement set forth under the captions “Section 16(a) Beneficial Ownership Reporting Compliance” and “Information about the Board and its Committees — Committees of the Board of Directors” is incorporated herein by reference.

We have adopted the Code of Business Conduct, a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer and other salaried organization employees. The code of ethics is publicly available on our website at http://itwg.client.shareholder.com/conduct.cfm. If we make any substantive amendments to the code of ethics or grant any waiver from a provision of the code to our Chief Executive Officer and Chief Financial Officer, we will disclose the nature of such amendment or waiver on that website or in a report on Form 8-K. In addition, we will make available, free of charge upon request, a copy of our Code of Business Conduct. For a copy of this code, please contact Glenn Holler, International Wire Group, Inc., 12 Masonic Avenue, Camden, New York 13316.

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

The information set forth under the captions “Certain Relationships and Related Person Transactions,” “Proposal 1: Election of Directors” and “Information about the Board and its Committees — Committees of the Board of Directors” of the Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

Information concerning principal accountant fees and services appears in the Proxy Statement under the heading “Independent Auditors” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

1. See Index to Financial Statements and Financial Schedules in “Item 8. Financial Statements and Supplementary Data” on page 39 of this report.

2.

FINANCIAL STATEMENT SCHEDULE
INTERNATIONAL WIRE GROUP, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

					Collection of
Allowances – Deducted from	Balance at				Previously
Accounts Receivables in the	Beginning	Acquisition			Written	Balance at
Balance Sheet	of Period	of HPC	Provision	Write-Offs	off Accounts	End of Period

Year ended December 31, 2007	$1,738	$—	$(251)	$(205)	$—	$1,282
Year ended December 31, 2006	$3,036	$104	$1,024	$(2,426)	$—	$1,738
Year ended December 31, 2005	$4,060	$—	$417	$(1,441)	$—	$3,036

3.	Exhibits:

Exhibit
No.	Exhibit Description

2.1	Second Amended and Restated Joint Plan of Reorganization of International Wire Group, Inc., et. al., under Chapter 11 of the Bankruptcy Code, dated June 24, 2004 (filed as Exhibit T3E-2 to the Company’s Application for Qualification of Trust Indentures on Form T3 filed on July 29, 2004 and incorporated herein by reference).
2.2	Stock Purchase Agreement, dated March 4, 2006, between Phelps Dodge Corporation, a New York corporation, and International Wire Group, Inc., a Delaware corporation (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed March 7, 2006 and incorporated herein by reference).
2.3	Amendment No. 1 to Stock Purchase Agreement, dated March 31, 2006, between Phelps Dodge Corporation, a New York corporation, and International Wire Group, Inc., a Delaware corporation (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed April 4, 2006 and incorporated herein by reference).
3.1	Amended and Restated Certificate of Incorporation of International Wire Group, Inc. (filed as Exhibit 3.1 to the Company’s Registration Statement Form S-1 filed November 24, 2004 and incorporated herein by reference).
3.2	Amended and Restated Bylaws of International Wire Group, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed February 28, 2007 and incorporated herein by reference).
4.1	Indenture, dated as of October 20, 2004, among International Wire Group, Inc., the guarantors party thereto, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.1 to the Company’s Registration Statement Form S-1 filed November 24, 2004 and incorporated herein by reference).
4.2	Form of 10% Secured Senior Subordinated Note due 2011 (filed as Exhibit A to the Indenture filed as Exhibit 4.1 to the Company’s Registration Statement Form S-1 filed November 24, 2004 and incorporated herein by reference).
10.1	Loan and Security Agreement, dated as of October 20, 2004, among the borrowers and guarantors specified therein, the several lenders from time to time parties thereto and Congress Financial Corporation (Central), as agent (filed as Exhibit 10.1 to the Company’s Registration Statement Form S-1 filed November 24, 2004 and incorporated herein by reference).
10.2	Collateral Agreement, dated as of October 20, 2004, among International Wire Group, Inc., the subsidiaries of International Wire Group, Inc. identified therein, and BNY Midwest Trust Company, as collateral agent (filed as Exhibit 10.3 to the Company’s Registration Statement Form S-1 filed November 24, 2004, and incorporated herein by reference).
10.3	Intercreditor Agreement, dated as of October 20, 2004, among Congress Financial Corporation (Central), as working capital loan and security agreement agent, Silver Point Finance, LLC, as term loan agreement agent, and BNY Midwest Trust Company, as trustee (filed as Exhibit 10.4 to the Company’s Registration Statement Form S-1 filed November 24, 2004, and incorporated herein by reference).
10.4	International Wire Group, Inc. 2004 Stock Option Plan (filed as Exhibit 10.6 to the Company’s Registration Statement Form S-1 filed November 24, 2004, and incorporated herein by reference).*
10.5	Amended and Restated Registration Rights Agreement, dated as of November 24, 2004, among International Wire Group, Inc. and the holders specified therein (filed as Exhibit 10.7 to the Company’s Registration Statement Form S-1 filed November 24, 2004, and incorporated herein by reference).
10.6	Second Amended and Restated Employment Agreement, dated June 30, 2005, between International Wire Group, Inc., the other subsidiary parties thereto, and Glenn J. Holler (filed as Exhibit 10.10 to the Company’s Registration Statement Form S-1 filed July 21, 2005 and incorporated herein by reference).*
10.7	Amended and Restated Employment Agreement, dated March 14, 1995, between Omega Wire, Inc. and Rodney D. Kent (filed with the Company’s Registration Statement Form S-1 filed September 29, 1995, and incorporated herein by reference).*

Exhibit
No.	Exhibit Description

10.8	Nonqualified Stock Option Agreement, dated August 1, 2005, between International Wire Group, Inc. and William Lane Pennington (filed with the Company’s Registration Statement Form S-1 filed August 2, 2005, and incorporated herein by reference).*
10.9	Form of Indemnification Agreement (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on September 14, 2005, and incorporated herein by reference).
10.10	Supplement No. 1 to the Indenture, dated as of March 31, 2006, among International Wire Group, Inc., the guarantors party thereto, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed April 4, 2006, and incorporated herein by reference).
10.11	Supplement No. 1 to the Collateral Agreement, dated as of March 31, 2006, among International Wire Group, Inc., the subsidiaries of International Wire Group, Inc. identified therein, and BNY Midwest Trust Company, as collateral agent (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed April 4, 2006, and incorporated herein by reference).
10.12	Letter agreement, dated April 4, 2006, between International Wire Group, Inc. and William Lane Pennington (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed April 4, 2006, and incorporated herein by reference).*
10.13	International Wire Group, Inc. 2006 Management Stock Option Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 17, 2006, and incorporated herein by reference).*
10.14	International Wire Group, Inc. 2006 Stock Option Plan for Nonemployee Directors (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 17, 2006, and incorporated herein by reference).*
10.15	Amendment Number 1 to International Wire Group, Inc. 2006 Stock Option Plan for Nonemployee Directors (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 17, 2006, and incorporated herein by reference).*
10.16	Letter agreement regarding Amended and Restated Registration Rights Agreement, dated June 14, 2006, among International Wire Group, Inc., GSCP (NJ), Inc., Special Value Absolute Return Fund, LLC and Special Value Opportunities Fund, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 19, 2006, and incorporated herein by reference).
10.17	Amendment No. 2 Loan and Security Agreement, dated as of June 28, 2006, by and among International Wire Group, Inc., its domestic subsidiaries, the parties to the Loan Agreement as lenders and Wachovia Capital Finance Corporation (Central), formerly known as Congress Financial Corporation (Central) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 5, 2006, and incorporated herein by reference).
10.18	Amendment No. 3 to Loan and Security Agreement, dated as of August 22, 2006, by and among International Wire Group, Inc., its domestic subsidiaries, the parties to the Loan Agreement and Security as lenders and Wachovia Capital Finance Corporation (Central), formerly known as Congress Financial Corporation (Central) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 28, 2006, and incorporated herein by reference).
10.19	International Wire Group Inc. Key Management Incentive Plan Summary (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed April 30, 2007, and incorporated herein by reference).*
10.20	Amended Form of Stock Agreement (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed November 14, 2006, and incorporated herein by reference).*
10.21	Letter agreement, dated March 26, 2007, between International Wire Group, Inc. and William Lane Pennington (filed as Exhibit 10.39 to the Company’s Annual Report on Form 10-K filed April 30, 2007, and incorporated herein by reference).*
10.22	Letter agreement regarding Amended and Restated Registration Rights Agreement, dated April 24, 2007, among International Wire Group, Inc., GSCP (NJ), Inc., Special Value Absolute Return Fund, LLC and Special Value Opportunities Fund, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 27, 2007, and incorporated herein by reference).

Exhibit
No.	Exhibit Description

10.23	Amendment No. 4 to Loan and Security Agreement, dated as of October 26, 2007, by and among International Wire Group, Inc., its domestic subsidiaries, the parties to the Loan Agreement and Security as lenders and Wachovia Capital Finance Corporation (Central), formerly known as Congress Financial Corporation (Central) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 26, 2007, and incorporated herein by reference).
21.1	Subsidiaries of International Wire Group, Inc. (filed herewith).
23.1	Consent of PricewaterhouseCoopers LLP (filed herewith).
23.2	Consent of Deloitte & Touche LLP (filed herewith).
31.1	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Principal Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K for the fiscal year ended December 31, 2007 to be signed on its behalf by the undersigned, thereunto duly authorized as of March 14, 2008.

International Wire Group, Inc.

By:	/s/ Rodney D. Kent
Rodney D. Kent
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and as of March 14, 2008.

Signature	Capacity

/s/ Rodney D. Kent Rodney D. Kent	Chief Executive Officer and Director

/s/ Glenn J. Holler Glenn J. Holler	Senior Vice President, Chief Financial Officer (Principal Accounting Officer) and Secretary

/s/ Mark Holdsworth Mark Holdsworth	Chairman of the Board

/s/ William Lane Pennington William Lane Pennington	Vice Chairman of the Board

/s/ Peter Blum Peter Blum	Director

/s/ David M. Gilchrist, Jr. David M. Gilchrist, Jr.	Director

/s/ David H. Robbins David H. Robbins	Director

/s/ Lowell W. Robinson Lowell W. Robinson	Director

/s/ John T. Walsh John T. Walsh	Director

EXHIBIT INDEX

Exhibit
No.	Exhibit Description

2.1	Second Amended and Restated Joint Plan of Reorganization of International Wire Group, Inc., et. al., under Chapter 11 of the Bankruptcy Code, dated June 24, 2004 (filed as Exhibit T3E-2 to the Company’s Application for Qualification of Trust Indentures on Form T3 filed on July 29, 2004 and incorporated herein by reference).
2.2	Stock Purchase Agreement, dated March 4, 2006, between Phelps Dodge Corporation, a New York corporation, and International Wire Group, Inc., a Delaware corporation (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed March 7, 2006 and incorporated herein by reference).
2.3	Amendment No. 1 to Stock Purchase Agreement, dated March 31, 2006, between Phelps Dodge Corporation, a New York corporation, and International Wire Group, Inc., a Delaware corporation (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed April 4, 2006 and incorporated herein by reference).
3.1	Amended and Restated Certificate of Incorporation of International Wire Group, Inc. (filed as Exhibit 3.1 to the Company’s Registration Statement Form S-1 filed November 24, 2004 and incorporated herein by reference).
3.2	Amended and Restated Bylaws of International Wire Group, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed February 28, 2007 and incorporated herein by reference).
4.1	Indenture, dated as of October 20, 2004, among International Wire Group, Inc., the guarantors party thereto, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.1 to the Company’s Registration Statement Form S-1 filed November 24, 2004 and incorporated herein by reference).
4.2	Form of 10% Secured Senior Subordinated Note due 2011 (filed as Exhibit A to the Indenture filed as Exhibit 4.1 to the Company’s Registration Statement Form S-1 filed November 24, 2004 and incorporated herein by reference).
10.1	Loan and Security Agreement, dated as of October 20, 2004, among the borrowers and guarantors specified therein, the several lenders from time to time parties thereto and Congress Financial Corporation (Central), as agent (filed as Exhibit 10.1 to the Company’s Registration Statement Form S-1 filed November 24, 2004 and incorporated herein by reference).
10.2	Collateral Agreement, dated as of October 20, 2004, among International Wire Group, Inc., the subsidiaries of International Wire Group, Inc. identified therein, and BNY Midwest Trust Company, as collateral agent (filed as Exhibit 10.3 to the Company’s Registration Statement Form S-1 filed November 24, 2004, and incorporated herein by reference).
10.3	Intercreditor Agreement, dated as of October 20, 2004, among Congress Financial Corporation (Central), as working capital loan and security agreement agent, Silver Point Finance, LLC, as term loan agreement agent, and BNY Midwest Trust Company, as trustee (filed as Exhibit 10.4 to the Company’s Registration Statement Form S-1 filed November 24, 2004, and incorporated herein by reference).
10.4	International Wire Group, Inc. 2004 Stock Option Plan (filed as Exhibit 10.6 to the Company’s Registration Statement Form S-1 filed November 24, 2004, and incorporated herein by reference).*
10.5	Amended and Restated Registration Rights Agreement, dated as of November 24, 2004, among International Wire Group, Inc. and the holders specified therein (filed as Exhibit 10.7 to the Company’s Registration Statement Form S-1 filed November 24, 2004, and incorporated herein by reference).
10.6	Second Amended and Restated Employment Agreement, dated June 30, 2005, between International Wire Group, Inc., the other subsidiary parties thereto, and Glenn J. Holler (filed as Exhibit 10.10 to the Company’s Registration Statement Form S-1 filed July 21, 2005 and incorporated herein by reference).*
10.7	Amended and Restated Employment Agreement, dated March 14, 1995, between Omega Wire, Inc. and Rodney D. Kent (filed with the Company’s Registration Statement Form S-1 filed September 29, 1995, and incorporated herein by reference).*

Exhibit
No.	Exhibit Description

10.8	Nonqualified Stock Option Agreement, dated August 1, 2005, between International Wire Group, Inc. and William Lane Pennington (filed with the Company’s Registration Statement Form S-1 filed August 2, 2005, and incorporated herein by reference).*
10.9	Form of Indemnification Agreement (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on September 14, 2005, and incorporated herein by reference).
10.10	Supplement No. 1 to the Indenture, dated as of March 31, 2006, among International Wire Group, Inc., the guarantors party thereto, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed April 4, 2006, and incorporated herein by reference).
10.11	Supplement No. 1 to the Collateral Agreement, dated as of March 31, 2006, among International Wire Group, Inc., the subsidiaries of International Wire Group, Inc. identified therein, and BNY Midwest Trust Company, as collateral agent (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed April 4, 2006, and incorporated herein by reference).
10.12	Letter agreement, dated April 4, 2006, between International Wire Group, Inc. and William Lane Pennington (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed April 4, 2006, and incorporated herein by reference).*
10.13	International Wire Group, Inc. 2006 Management Stock Option Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 17, 2006, and incorporated herein by reference).*
10.14	International Wire Group, Inc. 2006 Stock Option Plan for Nonemployee Directors (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 17, 2006, and incorporated herein by reference).*
10.15	Amendment Number 1 to International Wire Group, Inc. 2006 Stock Option Plan for Nonemployee Directors (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 17, 2006, and incorporated herein by reference).*
10.16	Letter agreement regarding Amended and Restated Registration Rights Agreement, dated June 14, 2006, among International Wire Group, Inc., GSCP (NJ), Inc., Special Value Absolute Return Fund, LLC and Special Value Opportunities Fund, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 19, 2006, and incorporated herein by reference).
10.17	Amendment No. 2 Loan and Security Agreement, dated as of June 28, 2006, by and among International Wire Group, Inc., its domestic subsidiaries, the parties to the Loan Agreement as lenders and Wachovia Capital Finance Corporation (Central), formerly known as Congress Financial Corporation (Central) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 5, 2006, and incorporated herein by reference).
10.18	Amendment No. 3 to Loan and Security Agreement, dated as of August 22, 2006, by and among International Wire Group, Inc., its domestic subsidiaries, the parties to the Loan Agreement and Security as lenders and Wachovia Capital Finance Corporation (Central), formerly known as Congress Financial Corporation (Central) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 28, 2006, and incorporated herein by reference).
10.19	International Wire Group Inc. Key Management Incentive Plan Summary (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed April 30, 2007, and incorporated herein by reference).*
10.20	Amended Form of Stock Agreement (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed November 14, 2006, and incorporated herein by reference).*
10.21	Letter agreement, dated March 26, 2007, between International Wire Group, Inc. and William Lane Pennington (filed as Exhibit 10.39 to the Company’s Annual Report on Form 10-K filed April 30, 2007, and incorporated herein by reference).*
10.22	Letter agreement regarding Amended and Restated Registration Rights Agreement, dated April 24, 2007, among International Wire Group, Inc., GSCP (NJ), Inc., Special Value Absolute Return Fund, LLC and Special Value Opportunities Fund, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 27, 2007, and incorporated herein by reference)

Exhibit
No.	Exhibit Description

10.23	Amendment No. 4 to Loan and Security Agreement, dated as of October 26, 2007, by and among International Wire Group, Inc., its domestic subsidiaries, the parties to the Loan Agreement and Security as lenders and Wachovia Capital Finance Corporation (Central), formerly known as Congress Financial Corporation (Central) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 26, 2007, and incorporated herein by reference).
21.1	Subsidiaries of International Wire Group, Inc. (filed herewith).
23.1	Consent of PriceWaterhouseCoopers LLP (filed herewith).
23.2	Consent of Deloitte & Touche LLP (filed herewith).
31.1	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Principal Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Indicates a management contract or compensatory plan or arrangement.