Form 10-Q
period 2008-03-31
INTERNATIONAL WIRE GROUP INC
filed 2008-05-09
CIK 947429

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES ☒ NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 30, 2008, there were 9,923,002 shares, par value $.01 per share, outstanding.

INTERNATIONAL WIRE GROUP, INC.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL WIRE GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2008	December 31, 2007
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$5,541	$3,991
Accounts receivable, less allowances of $1,268 and $1,282	124,834	93,456
Refundable income taxes	—	3,283
Inventories	64,980	57,346
Prepaid expenses and other	6,712	6,446
Deferred income taxes	11,782	11,782
Total current assets	213,849	176,304
Property, plant and equipment, net	108,800	107,354
Goodwill	66,992	61,560
Identifiable intangibles, net	16,197	16,488
Deferred financing costs, net	2,162	2,321
Restricted cash	1,434	1,486
Other assets	3,647	3,624
Total assets	$413,081	$369,137
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$180	$1,126
Accounts payable	60,687	28,705
Accrued and other liabilities	9,739	8,757
Accrued workers’ compensation costs	6,577	5,775
Accrued payroll and payroll related items	7,773	10,701
Customers’ deposits	12,562	12,445
Accrued income taxes	286	—
Accrued interest	3,601	1,791
Total current liabilities	101,405	69,300
Long-term debt, less current maturities	93,760	92,022
Other long-term liabilities	8,101	8,006
Deferred income taxes	12,917	12,957
Total liabilities	216,183	182,285
Stockholders’ equity
Common stock, $.01 par value, 20,000,000 shares authorized, 10,067,002 and 10,055,002 issued	101	101
Contributed capital	185,474	185,076
Retained earnings	8,200	966
Treasury stock at cost, 144,000 shares	(3,036)	(3,036)
Accumulated other comprehensive income	6,159	3,745
Total stockholders’ equity	196,898	186,852
Total liabilities and stockholders’ equity	$413,081	$369,137

See accompanying notes to the condensed consolidated financial statements.

INTERNATIONAL WIRE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months Ended
	March 31, 2008	March 31, 2007
	(In thousands, except share data)

Net sales	$206,506	$174,125

Operating expenses:
Cost of goods sold, exclusive of depreciation and amortization expense shown below	177,147	150,760
Selling, general and administrative expenses	11,588	11,156
Depreciation	3,719	3,133
Amortization	591	801
Loss on sale of property, plant and equipment	37	—

Operating income	13,424	8,275

Other income/(expense):
Interest expense	(2,353)	(2,292)
Amortization of deferred financing costs	(159)	(159)
Other, net	(63)	20

Income from continuing operations before income tax provision	10,849	5,844
Income tax provision	3,734	1,934
Income from continuing operations	7,115	3,910
Income from discontinued operations, net of income tax provision of $63 and $32	119	67

Net income	$7,234	$3,977

Basic net income per share:
Income from continuing operations	$0.72	$0.39
Income from discontinued operations	0.01	0.01
Net income	0.73	0.40
Diluted net income per share:
Income from continuing operations	$0.70	$0.39
Income from discontinued operations	0.01	0.01
Net income	$0.71	$0.40

Weighted-average basic shares outstanding	9,921,268	10,000,002
Weighted-average diluted shares outstanding	10,217,531	10,069,245

See accompanying notes to the condensed consolidated financial statements.

INTERNATIONAL WIRE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31, 2008	March 31, 2007
	(In thousands)
Cash flows provided by operating activities:
Net income	$7,234	$3,977
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,719	3,133
Amortization	591	801
Amortization of deferred financing costs	159	159
Accounts receivable allowances provision	79	38
Stock-based compensation expense	218	782
Loss on sale of property, plant and equipment	37	—
Deferred income taxes	(40)	745
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(28,460)	(5,072)
Inventories	(5,731)	(2,677)
Prepaid expenses and other assets	(506)	(103)
Accounts payable and other	30,791	27,558
Accrued and other liabilities and workers’ compensation costs	1,570	1,006
Accrued payroll and payroll related items	(3,136)	1,796
Customers’ deposits	117	150
Accrued interest	1,810	1,680
Accrued/refundable income taxes	3,528	378
Other long-term liabilities	(107)	121
Net cash provided by operating activities	11,873	34,472
Cash flows used in investing activities:
Capital expenditures	(2,684)	(5,108)
Proceeds from sale of property, plant and equipment	12	—
Restricted cash	52	11
Acquisition of Hamilton Products, net of $293 cash received	(9,109)	—
Net cash used in investing activities	(11,729)	(5,097)
Cash flows provided by/(used in) financing activities:
Borrowings of long-term obligations	67,320	61,737
Repayments of long-term borrowings	(66,528)	(92,759)
Proceeds from issuance of common stock	180	—
Financing fees	—	(2)
Net cash provided by/(used in) financing activities	972	(31,024)
Effects of exchange rate changes on cash and cash equivalents	434	104
Net change in cash and cash equivalents	1,550	(1,545)
Cash and cash equivalents at beginning of the period	3,991	3,315
Cash and cash equivalents at end of the period	$5,541	$1,770
Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest of $0 and $91	$543	$612
Taxes paid, net of refunds of $18 and $0	$222	$756
Amount included in accounts payable and other for acquisition and capital expenditures	$694	$3,031

See accompanying notes to the condensed consolidated financial statements.

INTERNATIONAL WIRE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(Unaudited)

1.	Business Organization and Basis of Presentation

Unaudited Interim Consolidated Financial Statements

The unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows of International Wire Group, Inc. (the “Company”, “we” or “our”). The results for the three months ended March 31, 2008 and 2007 are not necessarily indicative of the results that may be expected for the full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2007.

2.	Acquisition

On January 2, 2008, the Company acquired the assets and operations of Hamilton Products, Inc. and the related real estate owned by JPS Holdings, LLC (collectively “Hamilton Products”). Hamilton Products was formed in 1994 and is a manufacturer and marketer of copper braided wire products serving the aerospace and industrial markets. Under the asset purchase agreement, the Company purchased the assets, operations and certain liabilities for $9,250 in cash, subject to a working capital adjustment. The Company records assets acquired and liabilities assumed in business combinations at their respective fair values at the date of acquisition, with any excess purchase price recorded as goodwill. At March 31, 2008, the Hamilton Products’ purchase price allocation is preliminary and subject to revision, and any change to the fair value of net assets acquired will lead to a corresponding change to the purchase price allocable to goodwill. Hamilton Products’ manufacturing facility is located in Sherburne, New York.

This acquisition has been accounted for as a purchase on January 2, 2008 and results of operations of Hamilton Products have been included in the Bare Wire segment in the accompanying condensed consolidated statement of income since the date of acquisition.

The total purchase price of the Hamilton Products acquisition was $9,402 and the payment of related purchase price, fees and costs is summarized as follows:

Purchase of assets and operations	$9,250
Working capital adjustment	(61)
Fees and costs	213
$9,402

The total acquisition costs have been preliminarily allocated to the acquired net assets at fair value as follows:

Current assets	$2,657
Property, plant and equipment	1,675
Goodwill	5,432
Current liabilities	(362)
$$9,402

The following table shows summary unaudited pro forma results of operations as if the Company and Hamilton Products had been combined as of the beginning of the period presented. The unaudited pro forma results of operations are based on estimates and assumptions and have been made solely for purposes of developing such pro forma information. The pro forma information for the quarter ended March 31, 2007 reflects adjustments for interest expense and income taxes. The pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results or financial position that would have occurred if the acquisition had been consummated at the beginning of the period presented:

Pro Forma For the Quarter Ended March 31, 2007

Net sales	$ 175,731
Income from continuing operations	4,008
Net income	4,075
Basic and diluted net income per share	0.41

3.	Recently Issued Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities and expands disclosures about fair value measurements. The statement applies whenever other pronouncements require or permit assets or liabilities to be measured at fair value. In February 2008, the FASB issued Final FASB Staff Position, (“FSP FAS 157-2”). FSP FAS 157-2, which was effective upon issuance, delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value at least once a year, to fiscal years beginning after November 15, 2008. SFAS No. 157 was effective for the Company on January 1, 2008. The Company did not adopt the provisions of SFAS No. 157 as it relates to nonfinancial assets pursuant to FSP FAS 157-2.   The adoption of SFAS No. 157 did not have an impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities – including an amendment to FASB Statement No. 115 (“SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective for the Company’s fiscal year beginning January 1, 2008. The Company has not adopted the fair value option for its current financial assets or liabilities. Accordingly, the adoption of SFAS No. 159 did not have an impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for the Company’s fiscal year beginning January 1, 2009. The Company is currently evaluating the potential impact of the adoption of SFAS No. 141R will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements–an amendment of ARB No.  51, (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. The Company is currently evaluating the potential impact of the adoption of SFAS No. 160 will have on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FAS 133, (“SFAS No. 161”).  SFAS No. 161 requires an entity with derivatives to describe how and why it uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations, and how derivative instruments and related hedged items affect the entity's financial position, financial performance, and cash flows.  This statement is effective for the Company’s fiscal year beginning January 1, 2009.  The Company's adoption of SFAS No. 161 is not expected to have a material impact on its consolidated financial statements.

4.	Inventories

The composition of inventories is as follows:

	March 31, 2008	December 31, 2007
Raw materials	$16,707	$16,712
Work-in-process	19,655	11,198
Finished goods	28,618	29,436
Total inventories	$64,980	$57,346

Inventories are valued at the lower of cost or current estimated market value. Cost is determined using the last-in, first-out (“LIFO”) method for the Bare Wire and High Performance Conductors segments and the first-in, first-out (“FIFO”) method for the Engineered Wire Products–Europe segment. The primary components of inventory costs include raw materials used in the production process (copper, tin, nickel, silver, alloys and other) and production related labor and overhead costs net of scrap sales. Had all inventories been valued at the first-in, first-out (“FIFO”) cost method, inventories would have been $43,953 and $37,691 higher as of March 31, 2008 and December 31, 2007, respectively.

5.	Goodwill and Intangible Assets

The carrying amounts of goodwill are as follows:

	March 31, 2008	December 31, 2007
Balance, beginning of period	$61,560	$62,148
Reversal of deferred income tax valuation allowance	—	(588)
Purchase of Hamilton Products	5,432	—
Balance, end of period	$66,992	$61,560

At March 31, 2008 and December 31, 2007, all goodwill is included in the Bare Wire segment. The Company completed its annual impairment test at December 31, 2007 and concluded that goodwill was not impaired.

The components of identifiable intangibles are as follows:

	March 31, 2008		December 31, 2007
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Customer contracts and relationships	$9,534	$2,192	$9,534	$2,035
Trade names and trademarks	10,568	1,796	10,568	1,663
Leases	2,671	2,671	2,671	2,671
Alloys	92	9	92	8
Total identifiable intangibles	$22,865	$6,668	$22,865	$6,377

Amortization expense for identifiable intangible assets from continuing operations for the three months ended March 31, 2008 and March 31, 2007 was $291 and $515, respectively. Amortization expense for identifiable intangibles for the next five fiscal years and thereafter is as follows:

2008 (remaining nine months)	$ 878
2009	1,169
2010	1,169
2011	1,169
2012	1,169
Thereafter	10,643

6.	Stock Option Plans and Compensation Expense

Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment ("SFAS No. 123(R)") which requires measurement of compensation cost for all stock awards at fair value on the date of grant and recognition of compensation cost spread over the service periods for awards expected to vest. SFAS No. 123(R) was adopted using the modified-prospective transition method. Under this method, compensation cost recognized in the three-month periods ended March 31, 2008 and 2007 includes: (a) compensation cost for all unvested share-based awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123, Accounting For Stock-Based Compensation, and (b) compensation cost for all share-based awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with SFAS 123(R). Stock-based compensation expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income.

The Company uses the Black-Scholes option model to estimate fair value of share-based awards with the following weighted average assumptions:

	For the Three Months Ended
	March 31, 2008	March 31, 2007
Stock Options and Awards:
Expected life – employees	6 years	6 years
Expected life – non-employee directors	5.5 years	6 years
Expected volatility	50.0%	58.0%
Dividend yield	0%	0%
Risk-free interest rate	2.7%	4.9%

The Company calculates expected volatility for stock options using historical volatility of a group of companies in the wire and cable industry. The risk-free interest rate is estimated based on the Federal Reserve’s historical data for the maturity of nominal treasury investments that corresponds to the expected term of the option. The expected life was determined using the simplified method as these awards meet the definition of “plain-vanilla” options under the rules prescribed by Staff Accounting Bulletin No. 110.

Stock option activity for the three months ended March 31, 2008 is summarized as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value (1)

Outstanding at January 1, 2008	1,124,400	$15.49
Granted	—
Exercised	(12,000)	$15.00
Outstanding at March 31, 2008	1,112,400	$15.50	8.3	$6,188
Vested or expected to vest at March 31, 2008	1,056,780	$15.50	8.3	$5,879
Exercisable at March 31, 2008	941,300	$15.61	8.1	$5,643

(1)

The aggregate intrinsic value was calculated using the difference between the market price of the Company’s common stock at March 31 and the grant price for only those awards that have a grant price less than the market price of the Company’s common stock at March 31.

The Company recorded stock-based compensation expense of $218 and $782 for the three months ended March 31, 2008 and 2007, respectively. As of March 31, 2008, the Company had total unrecognized compensation costs of $1,073 which will be recognized as compensation expense over a weighted average period of 1.6 years. The Company estimates a 5% forfeiture rate in recording stock-based compensation expense. As of March 31, 2008, 52,000 stock option awards have been exercised under the 2006 Management Stock Option Plan, no stock option awards have been exercised under the 2006 Stock Option Plan for Non-Employee Directors, and 15,000 stock option awards have been exercised under the grant to Lane Pennington. The stock options are non-qualified which results in the creation of a deferred tax asset until the time the option is exercised.

7.	Stock Repurchase Program

On September 4, 2007, the Company announced that its Board of Directors approved a $3,700 stock repurchase program. Under this stock repurchase program, the Company was authorized to repurchase up to $3,700 of its common stock through open market and privately negotiated transactions from time to time. The stock repurchase program may be terminated at any time without prior notice. Through March 31, 2008, the Company repurchased 144,000 shares of its common stock for an aggregate price of $3,036 including broker commissions, resulting in an average price of $21.09 per share. See Note 15.

8.	Comprehensive Income

Comprehensive income is comprised of:

	For the Three Months Ended
	March 31, 2008	March 31, 2007
Net income	$7,234	$3,977
Foreign currency translation adjustment	2,414	254
Total comprehensive income	$9,648	$4,231

9.	Net Income Per Share

Net income per share is calculated using the weighted average number of common shares outstanding during the period. For purposes of computing weighted average dilutive shares outstanding, the Company uses the treasury stock method as required by SFAS No. 128 “Earnings Per Share (as amended).” The following table provides a reconciliation of the number of shares outstanding for basic and dilutive earnings per share:

	For the Three Months Ended
	March 31, 2008	March 31, 2007
Weighted-average shares outstanding-basic	9,921,268	10,000,002
Dilutive effect of stock options	296,263	69,243
Weighted-average shares outstanding-dilutive	10,217,531	10,069,245

Weighted average shares outstanding for the three month periods ended March 31, 2008 and 2007 exclude 113,100 and 48,000 options, respectively, because they are antidilutive under the treasury stock method.

10.	Long-Term Debt

The composition of long-term debt is as follows:

	March 31, 2008	December 31, 2007
Senior Revolver Credit Facility	$18,760	$17,022
10% Secured Senior Subordinated Notes	75,000	75,000
Other	180	1,126
Total long-term debt	93,940	93,148
Less current maturities	180	1,126
Long-term portion of long-term debt	$93,760	$92,022

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

Borrowings under the Revolver Credit Facility are tied to a borrowing base, which is calculated by reference to, among other things, eligible accounts receivable, eligible inventory and eligible real property and equipment. As of March 31, 2008, letters of credit in the amount of $15,472 were outstanding and $18,760 was drawn under the Revolver Credit Facility. Availability under the Revolver Credit Facility was $121,118 as of March 31, 2008.

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

The Company’s Revolver Credit Facility requires the Company to observe conditions, affirmative covenants and negative covenants (including financial covenants). These covenants include limitations on the Company’s ability to pay dividends, make acquisitions, dispose of assets, incur additional indebtedness, incur guarantee obligations, create liens, make investments, engage in mergers, pledge assets as collateral, repurchase, redeem or acquire its common stock subject to a $20,000 limit, change the nature of its business or engage in certain transactions with affiliates. The Company must also comply with a fixed charge coverage ratio when either (1) the minimum availability under the credit facility falls below $30,000 or (2) there is a default or event of default.

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

11.	Income Taxes

The Company’s liability for unrecognized tax benefits totaled $4,714 and $4,654 as of March 31, 2008 and December 31, 2007, respectively, which includes interest and penalties. The total unrecognized tax benefits balance at March 31, 2008 and December 31, 2007 was comprised of tax benefits that, if recognized, would affect the effective rate. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.

The Company is subject to taxation in the United States and various state and foreign jurisdictions. The Company’s tax years from 2001 to 2007 are subject to examination by the taxing authorities due to the Company’s net operating loss carryforwards.

12.	Business Segment and Geographic Information

The Company’s three reportable segments are Bare Wire, Engineered Wire Products–Europe, and High Performance Conductors. These segments are strategic business units organized around three product categories that follow management’s internal organization structure. The Company evaluates segment performance based on segment operating income.

The Bare Wire segment manufactures bare and tin-plated copper wire products (or conductors) used to transmit digital, video and audio signals or conduct electricity and sells to insulated wire manufacturers and various industrial original equipment manufacturers (“OEMs”) for use in aerospace, computer and data communications products, general industrial, energy, appliances, automobiles, and other applications. The Bare Wire segment is in the primary business of copper fabrication. The Company may provide such copper to its customers or use their copper in the fabrication process. While the Company bills its customers for copper it provides, it does not distinguish in its records these customer types and it is therefore not practical to provide such disclosure.

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

Summarized financial information for the Company’s reportable segments is as follows:

	Bare Wire	Engineered Wire Products – Europe	High Performance Conductors	Corporate	Eliminations	Total

Net sales
Three months ended March 31, 2008	$149,977	$20,656	$36,270	$—	$(397)	$206,506
Three months ended March 31, 2007	126,105	17,101	31,212	—	(293)	174,125
Operating income
Three months ended March 31, 2008	7,410	1,815	4,417	(218)	—	13,424
Three months ended March 31, 2007	4,763	1,024	3,272	(784)	—	8,275
Goodwill
March 31, 2008	66,992	—	—	—	—	66,992
December 31, 2007	61,560	—	—	—	—	61,560
Total assets
March 31, 2008	275,451	51,879	66,772	27,122	(8,143)	413,081
December 31, 2007	240,145	43,979	64,309	25,508	(4,804)	369,137

The following table presents sales by period and by geographic region based on the country in which the legal subsidiary is domiciled.

	The Three Months Ended
	March 31, 2008	March 31, 2007
United States	$182,616	$154,450
Europe	23,890	19,675
Total	$206,506	$174,125

The following table presents property, plant and equipment, net, by geographic region based on the location of the asset:

	March 31, 2008	December 31, 2007
United States	$97,548	$96,916
Europe	11,252	10,438
Total	$108,800	$107,354

13.	Related Party Transactions

The Company sells a portion of its production scrap to Prime Materials Recovery, Inc. (“Prime”) and Prime also performs certain scrap processing services for the Company. Prime is a closely held company and its major shareholder, chairman and director is the Chief Executive Officer of the Company. In addition, the Vice President of Finance of the Company holds a minority ownership interest and is a director. The Company had sales to Prime of $7,498 and $3,299 for the three months ended March 31, 2008 and 2007, respectively. The outstanding trade receivables were $3,533 and $3,460 at March 31, 2008 and December 31, 2007, respectively. The Company incurred scrap conversion costs from Prime of $36 and $0 for the three months ended March 31, 2008 and 2007, respectively. The outstanding payables were $0 and $291 at March 31, 2008 and December 31, 2007, respectively.

14.	Litigation

In connection with the sale of its former wire harness business to Viasystems International, Inc. (“Viasystems”), the Company agreed to indemnify Viasystems for certain claims and litigation including any claims related to the claims for water inlet hoses previously assembled by the Company. The Company’s policy is to record the probable and reasonably estimable loss related to the product liability claims. Over time, the level of claims, insurance coverage and settlements has varied. Accordingly, the Company has revised its estimated liability outstanding, or balance sheet reserve, based on actual claims reported and costs incurred and its estimate of claims and cost incurred but not reported. The Company has reached global settlements with various claimants related to such claims which are also considered in determining the balance sheet reserve. There are no recoveries from third parties considered in the balance sheet reserve.

The Company is insured for all claims and damages that have occurred prior to April 1, 2002. As of March 31, 2008, the Company had $75,000 of remaining insurance coverage under its excess umbrella policies for each of the insured years prior to April 1, 2002.

For claims arising subsequent to April 1, 2002, the Company had a reserve of $752 and $965 as of March 31, 2008 and December 31, 2007, respectively, related to the estimated future payments to be made to the claimants in the settlement of the remaining incurred claims and claims incurred but not reported. The Company’s (income)/expense related to these claims totaled ($182) and $0 for the three months ended March 31, 2008 and 2007, respectively. The income for the three months ended March 31, 2008 resulted from the Company settling certain outstanding claims. The majority of payments are expected to be made over approximately the next year. Due to the uncertainties associated with these product claims, such as greater than expected amount of unreported claims and amounts to be paid under reached global settlements, the future cost of final settlement of these claims may differ from the liability currently accrued. However, in the Company’s opinion, the impact of final settlement of these claims on future consolidated financial statements should not be material.

The Company is a party to various legal proceedings and administrative actions, all of which are of an ordinary or routine nature incidental to the operations of the Company. The Company does not believe that such proceedings and actions would materially affect the Company’s consolidated financial statements.

15.	Subsequent Event

On April 25, 2008, the Company’s Board of Directors approved a $16,300 increase in its share repurchase program to acquire the Company’s shares in the open market or in privately negotiated transactions from time to time, bringing the total amount approved for repurchase to $20,000. The total amount under the previously announced program was $3,700. The amount available for stock repurchase is limited by the indenture governing the 10 percent Secured Senior Subordinated Notes due 2011, which as of May 9, 2008, limits the share repurchase program to $11,100 (and of this amount, $3,036 has already been used for previously made share repurchases).

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

Many important factors could cause our results to differ materially from those expressed in forward-looking statements. These factors include, but are not limited to, fluctuations in our operating results and customer orders, unexpected decreases in demand or increases in inventory levels, changes in the price of copper, tin, nickel and silver, the failure of our acquisitions and expansion plans to perform as expected, the competitive environment, our reliance on our significant customers, lack of long-term contracts, substantial dependence on business outside of the U.S. and risks associated with our international operations, limitations due to our substantial indebtedness, loss of key employees or the deterioration in our relationship with employees, litigation, claims, liability from environmental laws and regulations and other factors. For additional information regarding risk factors, see our discussion in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.

Overview

We, together with our subsidiaries, manufacture and market wire products, including bare and tin-plated copper wire, engineered wire products and high performance conductors for other wire suppliers, distributors and original equipment manufacturers or “OEMs.” Our products include a broad spectrum of copper wire configurations and gauges with a variety of electrical and conductive characteristics and are utilized by a wide variety of customers primarily in the aerospace, appliance, automotive, electronics and data communications, general industrial/energy and medical device industries. We manufacture and distribute our products at 16 facilities located in the United States, Belgium, France and Italy. For the period ended March 31, 2008, we operated our business in the following three segments:

•

Bare Wire. Our bare and tin-plated copper wire products (or conductors) are used to transmit digital, video and audio signals or conduct electricity and are sold to a diverse customer base of over 1,000 insulated wire manufacturers and various industrial OEMs for use in aerospace, computer and data communications products, general industrial, energy, appliances, automobiles and other applications.

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

•

Automobiles – North American industry production statistics, which are influenced by labor relations issues, regulatory requirements and trade agreements. For the first three months of 2008, automotive industry production volumes decreased 4.1% compared to the same period for 2007. In addition, major OEMs have announced second quarter 2008 cut-backs in production levels.

•

Additional factors for the High Performance Conductors segment include commercial aircraft, military defense and electronics, electro-medical equipment and industrial/energy market demand. Deliveries of large civil aircraft in the first three months of 2008 increased 10% over the same period in 2007. Demand for medical devices and components was also strong in the first three months of 2008 due to the continuing trend in acceptance and products available for minimally invasive procedures and increased product development.

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

A portion of our revenue is derived from processing customer-owned (“tolled”) copper. The value of tolled copper is excluded from both our sales and costs of sales, as title to these materials and the related risks of ownership do not pass to us at any time. The remainder of our sales includes non-customer owned copper (“owned copper”). Accordingly, for these sales, copper is included in both orders and cost of sales. The main factor that causes fluctuations in the proportion of tolled copper from one period to the next is the decision by our customers on a sales order by sales order basis whether to use their copper or purchase our owned copper. We have some customers who only use their own tolled copper, others who only purchase our owned copper and others who use some tolled and some owned copper purchased from us. This decision is based on each customer’s internal factors which are unknown to us and out of our control.

Our expenses in producing these products fall into three main categories – raw materials, including copper, silver, nickel, tin and alloys, labor and, to a lesser extent, utilities. Copper is the primary raw material incorporated in all of our products. As a world traded commodity, copper prices have historically been subject to fluctuations. The average price of copper based upon The New York Mercantile Exchange, Inc. (“COMEX”) increased to $3.53 per pound for the three months ended March 31, 2008 from $2.70 per pound for the three months ended March 31, 2007, or 31%. We attempt, where possible, to minimize the impact of these fluctuations on our profitability through pass-through arrangements with our customers, which are based on similar variations of monthly copper price formulas. However, a severe increase in the price of copper can have a negative impact on our liquidity. Currently, a $0.10 per pound fluctuation in the price of copper will have an approximate $2.6 million impact on our working capital. Increased working capital requirements cause us to increase our borrowings, which increases our interest expense.

Copper prices remain volatile. The average copper price for the three months ended March 31, 2008 of $3.53 per pound was higher than the COMEX price of $3.03 as of December 31, 2007. However, the price of copper on the COMEX was $3.98 per pound on May 5, 2008.

Other raw materials used include silver, nickel and tin. The cost of silver, nickel and tin are generally passed-through to our customers through a variety of pricing mechanisms. Our price of silver includes a margin and consequently market fluctuations in the price of silver can result in an increase or decrease in profitability at a given volume. For the three months ended March 31, 2008, the average price of tin increased by 39%, the average price of silver increased by 33% and the average price of nickel decreased by 30% compared to the three months ended March 31, 2007.

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

Stock Repurchase Program

On September 4, 2007, we announced that our Board of Directors approved a $3.7 million stock repurchase program. Under this stock repurchase program, we are authorized to repurchase up to $3.7 million of our common stock through open market and privately negotiated transactions from time to time. The stock repurchase program may be terminated at any time without prior notice. Through March 31, 2008, we repurchased 144,000 shares of our common stock for an aggregate price of approximately $3.0 million including broker commissions, resulting in an average price of $21.09 per share.

On April 25, 2008, our Board of Directors approved a $16.3 million increase in our share repurchase program to acquire the our shares in the open market or in privately negotiated transactions from time to time, bringing the total amount approved for repurchase to $20.0 million. The amount available for stock repurchase is limited by the indenture governing the 10 percent Secured Senior Subordinated Notes due 2011, which as of May 9, 2008, limits the share repurchase program to $11.1 million (and of this amount, $3.0 million has already been used for previously made share repurchases).

Results of Operations

The following table sets forth certain unaudited statements of income data in millions of dollars and percentage of net sales for the periods indicated:

	For the Three Months Ended
	March 31, 2008		March 31, 2007
Net sales	$206.5	100.0%	$174.1	100.0%
Operating expenses:
Cost of goods sold, exclusive of depreciation and amortization expense shown below	177.2	85.8	150.8	86.6
Selling, general and administrative expenses	11.6	5.6	11.1	6.4
Depreciation and amortization	4.3	2.1	3.9	2.2
Loss on sale of property, plant and equipment	0.0	—	0.0	—
Operating income	13.4	6.5	8.3	4.8
Other income/(expense):
Interest expense	(2.4)	(1.2)	(2.3)	(1.4)
Amortization of deferred financing costs	(0.2)	(0.1)	(0.2)	(0.1)
Other, net	0.0	—	0.0	—
Income from continuing operations before income tax provision	10.8	5.2	5.8	3.3
Income tax provision	3.7	1.8	1.9	1.1
Income from continuing operations	7.1	3.4	3.9	2.2
Income from discontinued operations	0.1	0.1	0.1	0.1
Net income	$7.2	3.5%	$4.0	2.3%

We have three reportable segments: Bare Wire, Engineered Wire Products–Europe, and High Performance Conductors. The following table sets forth unaudited net sales and operating income for the periods presented in millions of dollars and percentages of totals:

	For the Three Months Ended
	March 31, 2008		March 31, 2007
Net sales:
Bare Wire	$150.0	72%	$126.1	72%
Engineered Wire Products–Europe	20.6	10	17.1	10
High Performance Conductors	36.3	18	31.2	18
Eliminations	(0.4)	—	(0.3)	—
Total	$206.5	100%	$174.1	100%
Operating income:
Bare Wire	$7.4	55%	$4.8	53%
Engineered Wire Products–Europe	1.8	13	1.0	11
High Performance Conductors	4.4	32	3.3	36
Subtotal	13.6	100%	9.1	100%
Corporate	(0.2)		(0.8)
Total	$13.4		$8.3

Three Months Ended March  31, 2008 versus Three Months Ended March  31, 2007

Net sales were $206.5 million and $174.1 million for the three months ended March 31, 2008 and 2007, respectively. Sales for the three months ended March 31, 2008 were $32.4 million, or 18.6% above comparable 2007 levels, as a result of the increased average cost and selling price of copper ($24.2 million), increased volume ($3.2 million), higher customer pricing/mix including silver, nickel and tin prices ($5.5 million) and favorable currency exchange rate ($2.5 million). These factors were partially offset by a higher proportion of tolled copper shipped in the 2008 period compared to the 2007 period ($3.0 million). For sales of product comprised of customer-owned (“tolled”) copper, the value of the copper material processed is excluded from sales. Accordingly, as the proportion of tolled sales increases, sales decrease. The average price of copper based upon COMEX increased to $3.53 per pound for the three months ended March 31, 2008 from $2.70 per pound for the three months ended March 31, 2007.

Bare Wire segment net sales for the three months ended March 31, 2008 were $150.0 million, or an increase of $23.9 million or 19.0% from sales of $126.1 million for the comparable 2007 period. This increase was primarily the result of an increase in the average cost and selling price of copper ($22.5 million), higher volume to customers supplying the industrial/energy, electronics/data communications and automotive markets including Hamilton Products ($2.3 million) and higher customer pricing/mix ($2.1 million). These increases were partially offset by a higher proportion of tolled copper shipped in the 2008 period compared to the 2007 period ($3.0 million). Of the total pounds processed for the three months ended March 31, 2008 and 2007, 53.2% and 49.4%, respectively, were from customers’ tolled copper.

Engineered Wire Products–Europe net sales of $20.6 million for the three months ended March 31, 2008 were $3.5 million, or 20.5%, higher than sales of $17.1 million for the 2007 period. This increase was the result of $1.5 million from increased volume from higher customer demand and $2.5 million of favorable currency impact partially offset by $0.4 million lower customer pricing/mix and $0.1 million lower copper prices.

High Performance Conductors net sales for the three months ended March 31, 2008 were $36.3 million, or $5.1 million or 16.3%, higher than sales of $31.2 million for the 2007 period. This increase was the result of $1.8 million higher average cost and selling price of copper, $3.7 million higher customer pricing/mix including higher silver, tin and nickel prices partially offset by $0.4 million of lower volume.

Cost of goods sold, exclusive of depreciation and amortization, as a percentage of sales decreased to 85.8% for the three months ended March 31, 2008 from 86.6% for the same period in 2007. The decrease of 0.8 percentage points was due to the impact of a higher proportion of tolled copper sales in 2008 compared to 2007 (0.3 percentage points) and higher customer pricing/mix (3.0 percentage points) partially offset by the increase in the average cost and selling price of copper (1.9 percentage points) and increased production costs, net of cost reductions including the impact of the Sherrill, New York plant cost structure (0.6 percentage points).

Selling, general and administrative expenses were $11.6 million for the three months ended March 31, 2008 compared to $11.1 million for the same period in 2007. This increase of $0.5 million was the result of $0.6 million of increased transportation costs and $0.4 million of higher salaries and bonus accruals and $0.1 million other, net partially offset by $0.6 million of lower stock based compensation expense. These expenses, as a percent of net sales, decreased to 5.6% for the three months ended March 31, 2008 from 6.4%

for the three months ended March 31, 2007, primarily due to increase in copper prices in the 2008 period compared to 2007.

Depreciation and amortization was $4.3 million for the three months ended March 31, 2008 compared to $3.9 million for the same period in 2007. This increase of $0.4 million was primarily the result of the higher depreciation on property, plant and equipment on the Sherrill, New York plant that became operational in late 2007.

Operating income for the three months ended March 31, 2008 was $13.4 million compared to $8.3 million for the 2007 period, or an increase of $5.1 million, or 61.4%, from strong results in all three business segments. Bare Wire segment’s operating income of $7.4 million for the 2008 period increased by $2.6 million, or 54.2%, compared to $4.8 million for the comparable 2007 period, primarily from increased sales volume, higher customer pricing/mix and operating efficiencies partially offset by increased production costs net and higher depreciation. Engineered Wire Products–Europe operating income was $1.8 million, or an increase of $0.8 million, or 80.0%, from the 2007 period of $1.0 million from increased sales volume to all major markets and a favorable currency exchange impact. High Performance Conductors operating income was $4.4 million, or an increase of $1.1 million, or 33.3%, from the 2007 period of $3.3 million primarily from higher customer pricing/mix. Operating income in the 2008 period also increased by $0.6 million from a lower charge for stock-based compensation expense.

Interest expense was $2.4 million for the three months ended March 31, 2008 compared to $2.3 million for the three months ended March 31, 2007. This increase of $0.1 million was the result of the impact of higher levels of borrowings from the acquisition of Hamilton Products and higher accounts receivable levels from increased sales levels and higher copper prices during the 2008 period compared to 2007, partially offset by lower interest rates in 2008.

Amortization of deferred financing costs was $0.2 million for both the three months ended March 31, 2008 and 2007.

Income tax provision was $3.7 million and $1.9 million for the three months ended March 31, 2008 and 2007, respectively. The Company’s effective tax rate for the three months ended March 31, 2008 was 34.4% and 32.5% for the three months ended March 31, 2007. The higher effective tax rate in 2008 was the result of composition of income by state.

Income from continuing operations was $7.1 million and $3.9 million for the three months ended March 31, 2008 and 2007, respectively, or an increase of $3.2 million, or 82.1% primarily from higher operating income which was partially offset by a higher effective tax rate.

Income from discontinued operations was $0.1 million for both the three months ended March 31, 2008 and 2007.

As a result of the aforementioned changes, net income was $7.2 million, or $0.73 per basic share and $0.71 per diluted share, and $4.0 million or $0.40 per basic and diluted share, for the three months ended March 31, 2008 and 2007, respectively.

Financial Condition

At the end of the first quarter, total cash and cash equivalents were $5.5 million, up $1.5 million from year-end 2007. During the first three months of 2008, cash levels increased slightly throughout the period and we used excess cash to reduce outstanding long-term debt borrowings.

Accounts receivable increased $31.4 million, or 33.6%, from year-end 2007. This increase was primarily due to higher sales levels in the preceding period partially offset by a decrease in day’s sales outstanding of 53 days as of March 31, 2008 compared to year-end 2007 at 54 days. Accounts receivable allowances as a percentage of accounts receivable decreased from 1.4% at December 31, 2007 to 1.0% as of March 31, 2008 reflecting the constant level of allowances and higher levels of accounts receivable at March 31, 2008 compared to December 31, 2007.

Inventories of $65.0 million as of March 31, 2008 increased by $7.7 million from December 31, 2007. This increase was the result of an increase in pounds of copper, price of copper and other inventory in the Bare Wire segment, including Hamilton Products ($10.8 million), increased inventory levels primarily from higher metal costs at High Performance Conductors ($1.7 million) and higher inventory levels in Engineered Wire Products-Europe ($1.5 million) partially offset by an increase in the LIFO reserve due to higher metal prices ($6.3 million).

Accounts payable were $60.7 million as of March 31, 2008, or an increase of $32.0 million from December 31, 2007 levels, due to increase copper prices, more pounds purchased and the effect of the timing of payments. The December 31, 2007 level reflected reduced production activities due to the year-end holiday work schedules.

Recently Issued Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities and expands disclosures about fair value measurements. The statement applies whenever other pronouncements require or permit assets or liabilities to be measured at fair value. In February 2008, the FASB issued Final FASB Staff Position, (“FSP FAS 157-2”). FSP FAS 157-2, which was effective upon issuance, delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value at least once a year, to fiscal years beginning after November 15, 2008. SFAS No. 157 was effective for the Company on January 1, 2008. The Company did not adopt the provisions of SFAS No. 157 as it relates to nonfinancial assets pursuant to FSP FAS 157-2. The adoption of SFAS No. 157 did not have an impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities – including an amendment to FASB Statement No. 115 (“SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective for the Company’s fiscal year beginning January 1, 2008. The Company has not adopted the fair value option for its current financial assets or liabilities. Accordingly, the adoption of SFAS No. 159 did not have an impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for the Company’s fiscal year beginning January 1, 2009. The Company is currently evaluating the potential impact of the adoption of SFAS No. 141R will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements–an amendment of ARB No.  51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. The Company is currently evaluating the potential impact of the adoption of SFAS No. 160 will have on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161 Disclosures about Derivative Instruments and Hedging Activities-an amendment of FAS 133 (“SFAS No. 161”).  SFAS No. 161 requires an entity with derivatives to describe how and why it uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations, and how derivative instruments and related hedged items affect the entity's financial position, financial performance, and cash flows.  This statement is effective for the Company’s fiscal year beginning January 1, 2009.  The Company's adoption of SFAS No. 161 is not expected to have a material impact on its consolidated financial statements.

Liquidity and Capital Resources

Working Capital and Cash Flows

Net cash provided by operating activities was $11.9 million for the three months ended March 31, 2008, compared to net cash provided by operating activities of $34.5 million for the three months ended March 31, 2007. This decrease of $22.6 million was the result of higher accounts receivable from increased sales ($23.4 million), inventory changes ($3.0 million), decreased accrued payroll and payroll related items due to the timing of certain payments ($4.9 million) and other, net ($1.0 million), partially offset by increased net income ($3.3 million), increased accounts payable ($3.2 million) and increased accrued income taxes ($3.2 million).

Net cash used in investing activities was $11.7 million for the three months ended March 31, 2008, compared to $5.1 million for the three months ended March 31, 2007. This increase in net cash used of $6.6 million resulted primarily from the acquisition of Hamilton Products for $9.1 million in the 2008 period, partially offset by lower capital expenditures of $2.4 million and $0.1 million other, net.

Net cash provided by financing activities was $1.0 million for the three months ended March 31, 2008, compared to net cash used by financing activities of $31.0 million for the three months ended March 31, 2007. There were net borrowings of $0.8 million for the three months ended March 31, 2008, and net repayments of borrowings of $31.0 million for the three months ended March 31, 2007. In the 2008 period there were $0.2 million in proceeds from the issuance of common stock and $0.0 million in the 2007 period.

Financing Arrangements

We are party to a revolving credit facility with Wachovia Capital Finance Corporation (Central) (the “Revolver Credit Facility”). The Revolver Credit Facility provides for a $200 million revolver credit facility subject to borrowing availability (including a $25 million letter of credit facility) and matures August 22, 2011.

We are party to an indenture governing the Notes we issued in October 2004. For a description of the terms of the Revolver Credit Facility and the Notes, see Note 10 to the unaudited condensed consolidated financial statements.

Liquidity

We require cash for working capital, capital expenditures, debt service and taxes. Our working capital requirements generally increase when demand for our products increase or when copper, copper premiums and silver and nickel costs increase significantly or rapidly. Currently, a $0.10 per pound fluctuation in the price of copper will have an approximate $2.6 million impact on our working capital. The average price of copper based upon COMEX increased to $3.53 per pound for the three months ended March 31, 2008 from $2.70 per pound for the three months ended March 31, 2007. Copper prices continue to be volatile, and the price of copper on the COMEX was $3.98 per pound as of May 5, 2008.

Our principal sources of cash are generated from operations and availability under our Revolver Credit Facility.

As of March 31, 2008, we had $5.5 million of unrestricted cash and cash equivalents. Actual borrowings availability under our Revolver Credit Facility is subject to a borrowing base calculation, generally based upon a percentage of eligible accounts receivable, inventory and property, plant and equipment. As of March 31, 2008, our borrowing base was $155.3 million and our outstanding indebtedness under the Revolver Credit Facility (including outstanding letters of credit) was $34.2 million, resulting in a remaining availability as of such date of $121.1 million.

We expect our cash on hand, operating cash flow, together with available borrowings under the Revolver Credit Facility, will be sufficient to meet our anticipated future operating expenses, capital expenditures and debt service requirements for the next twelve months and the foreseeable future. Our ability to generate sufficient cash flow to meet our operating needs could be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. Any significant reduction in customer demand for our products, change in competitive conditions, reduction in vendor terms from our suppliers, increases in prices of our major raw material components including copper, silver and nickel, increases in other expenses such as utility costs, or adverse changes in economic conditions in the U.S. or worldwide could impact our ability to generate sufficient cash flow to fund operations.

Off-Balance Sheet Arrangements

We have not historically utilized off-balance sheet financing arrangements and have no such arrangements as of March 31, 2008. However, we do finance the use of certain facilities and equipment under lease agreements provided by various institutions. Since the terms of these agreements meet the definition of operating lease agreements, the sum of future lease payments is not reflected on our consolidated balance sheets. As of March 31, 2008, the future minimum lease payments under these arrangements totaled $6.8 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold market risk sensitive instruments for trading purposes.

Interest Rate Risk

At March 31, 2008, approximately $18.9 million of $93.9 million of long-term debt, specifically, $18.8 million of borrowings under our Revolver Credit Facility and $0.1 million of other indebtedness, bear interest at variable rates. A hypothetical 1% increase in variable interest rates would increase our interest rate expense by $0.2 million based on the debt outstanding as of March 31, 2008. We are not currently engaged in any hedging activities.

Foreign Currency Risk

As of March 31, 2008, we had operations in Belgium, France and Italy. Our operations may, therefore, be subject to volatility because of currency fluctuations. Sales and expenses are denominated in the euro for the Belgium, French and Italian operations.

As a result, these operations are subject to fluctuations in the relative value of the euro. We evaluate from time-to-time various currency hedging programs that could reduce the risk.

In terms of foreign currency translation risk, we are exposed primarily to the euro. Our net foreign currency investment in foreign subsidiaries and affiliates translated into U.S. dollars using month-end exchange rates at March 31, 2008 and year-end exchange rates at December 31, 2007, was $32.3 million and $28.4 million, respectively.

At March 31, 2008, we had no financial instruments outstanding that were sensitive to changes in foreign currency rates.

Commodity Price Risk

The principal raw material used in our products is 5/16 inch copper rod, which is sourced either directly from world copper producers or through rod mill operators in North America and Europe. Copper rod prices are based on market prices, which are generally established by reference to the COMEX prices, plus a premium charged to convert copper cathode to copper rod and deliver it to the required location. As a worldwide traded commodity, copper prices have historically been subject to fluctuations. The average price of copper based upon COMEX increased to $3.53 per pound for the three months ended March 31, 2008 from $2.70 per pound for the three months ended March 31, 2007. While fluctuations in the price of copper may directly affect the per unit prices of our products, these fluctuations have not had, nor are expected to have, a material impact on our profitability due to copper price pass-through arrangements that we have with our customers. These sales arrangements are based on similar variations of monthly copper price formulas. Use of these copper price formulas minimizes the differences between raw material copper costs charged to the cost of sales and the pass-through pricing charge to customers. However, a severe increase in the price of copper could negatively impact our short-term liquidity because of the period of time between our purchase of copper at an increased price and the time at which we receive cash payments after selling end products to customers reflecting the increased price. Currently, a $0.10 per pound fluctuation in the price of copper will have an approximate $2.6 million impact on our working capital.

Tin is also a component in our products in the Bare Wire and High Performance Conductors segments. For the three months ended March 31, 2008, the average price of tin increased by 39% compared to the three months ended March 31, 2007. The High Performance Conductors segment also uses silver and nickel. For the three months ended March 31, 2008, the average price of silver increased by 33% and the average price of nickel decreased by 30% compared to the three months ended March 31, 2007. The cost of silver, nickel and tin is generally passed-through to our customers through a variety of pricing mechanisms. Our price of silver includes a margin and consequently market fluctuations in the price of silver can result in an increase or decrease in profitability at a given volume.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Form 10-Q, conducted under the supervision of and with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), such officers have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and are operating in an effective manner. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the three months ended March 31, 2008, there have been no material developments in the Company’s legal proceedings. For more detailed information, see the disclosures provided in Note 14 to the unaudited condensed consolidated financial statements in this Form 10-Q and Note 16 to our Consolidated Financial Statements and in “Item 3 —Legal Proceedings” set forth in our 2007 10-K.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our 2007 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The Risk Factors included in our 2007 10-K have not materially changed. The risks described in our 2007 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 .

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

                                                  20

                                                    SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

INTERNATIONAL WIRE GROUP, INC.

Dated: May 9, 2008	By:	/s/ GLENN J. HOLLER
Name: Glenn J. Holler
Title:	Senior Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer) and Secretary

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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