Form 10-Q
period 2008-06-30
INTERNATIONAL WIRE GROUP INC
filed 2008-08-07
CIK 947429

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES ☑      NO ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock. As of July 31, 2008, there were 9,976,202 shares, par value $.01 per share, outstanding.

INTERNATIONAL WIRE GROUP, INC.
i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTERNATIONAL WIRE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2008	2007
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$5,374	$3,991
Accounts receivable, less allowances of $1,263 and $1,282	119,186	93,456
Refundable income taxes	—	3,283
Inventories	71,650	57,346
Prepaid expenses and other	7,254	6,446
Deferred income taxes	11,782	11,782

Total current assets	215,246	176,304
Property, plant and equipment, net	107,549	107,354
Goodwill	62,324	61,560
Identifiable intangibles, net	19,967	16,488
Deferred financing costs, net	2,003	2,321
Restricted cash	1,387	1,486
Other assets	4,324	3,624

Total assets	$412,800	$369,137

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$396	$1,126
Accounts payable	58,266	28,705
Accrued and other liabilities	12,639	8,757
Accrued workers’ compensation costs	6,455	5,775
Accrued payroll and payroll related items	8,787	10,701
Customers’ deposits	12,079	12,445
Accrued income taxes	530	—
Accrued interest	1,701	1,791

Total current liabilities	100,853	69,300
Long-term debt, less current maturities	87,952	92,022
Other long-term liabilities	8,228	8,006
Deferred income taxes	12,660	12,957

Total liabilities	209,693	182,285

Stockholders’ equity:
Common stock, $.01 par value, 20,000,000 shares authorized, 10,115,202 and 10,055,002 issued	101	101
Contributed capital	186,414	185,076
Retained earnings	13,757	966
Treasury stock at cost, 144,000 shares	(3,036)	(3,036)
Accumulated other comprehensive income	5,871	3,745

Total stockholders’ equity	203,107	186,852

Total liabilities and stockholders’ equity	$412,800	$369,137

See accompanying notes to the condensed consolidated financial statements.

INTERNATIONAL WIRE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
		(In thousands, except share data)
Net sales	$199,863	$200,030	$406,369	$374,155

Operating expenses:

Cost of goods sold, exclusive of depreciation and amortization expense shown below	172,976	176,180	350,123	326,940
Selling, general and administrative expenses	11,497	11,561	23,085	22,717
Depreciation	3,773	3,146	7,492	6,279
Amortization	749	819	1,340	1,620
(Gain)/loss on sale of property, plant and equipment	(25)	6	12	6

Operating income	10,893	8,318	24,317	16,593

Other income/(expense):
Interest expense	(2,504)	(2,540)	(4,857)	(4,832)
Amortization of deferred financing costs	(159)	(159)	(318)	(318)
Other, net	(13)	(12)	(76)	8

Income from continuing operations before income tax provision	8,217	5,607	19,066	11,451

Income tax provision from continuing operations	2,666	1,383	6,400	3,317

Income from continuing operations	5,551	4,224	12,666	8,134

Income from discontinued operations, net of income tax provision of $0, $33, $63 and $65	6	73	125	140

Net income	$5,557	$4,297	$12,791	$8,274

Basic net income per share:
Income from continuing operations	$0.56	$0.42	$1.28	$0.82
Income from discontinued operations	0.00	0.01	0.01	0.01

Net income	$0.56	$0.43	$1.29	$0.83

Diluted net income per share:
Income from continuing operations	$0.54	$0.41	$1.24	$0.80
Income from discontinued operations	0.00	0.01	0.01	0.01

Net income	$0.54	$0.42	$1.25	$0.81

Weighted — average basic shares outstanding	9,937,972	10,001,431	9,929,620	10,000,720
Weighted — average diluted shares outstanding	10,238,162	10,255,935	10,227,846	10,162,594
See accompanying notes to the condensed consolidated financial statements.

INTERNATIONAL WIRE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30, 2008	June 30, 2007
	(In thousands)
Cash flows provided by operating activities:

Net income	$12,791	$8,274

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,492	6,279
Amortization	1,340	1,620
Amortization of deferred financing costs	318	318
Stock-based compensation expense	436	1,565
Loss/(gain) on sale of property, plant and equipment	12	(243)
Deferred income taxes	35	1,347
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(22,809)	(19,702)
Inventories	(12,236)	(4,320)
Prepaid expenses and other assets	(2,054)	(1,066)
Accounts payable	28,783	30,435
Accrued and other liabilities and workers’ compensation costs	4,322	908
Accrued payroll and payroll related items	(2,116)	(2,906)
Customers’ deposits	(366)	960
Accrued interest	(90)	(14)
Accrued/refundable income taxes	3,777	431
Other long-term liabilities	171	(235)

Net cash provided by operating activities	19,806	23,651

Cash flows used in investing activities:
Capital expenditures	(5,647)	(9,383)
Proceeds from sale of property, plant and equipment	58	497
Restricted cash	99	28
Acquisition of Hamilton Products, net of $293 cash received	(9,117)	—
Acquisition of Phelps Dodge High Performance Conductors of SC&GA, Inc.	—	(3,000)

Net cash used in investing activities	(14,607)	(11,858)

Cash flows used in financing activities:
Borrowings of long-term obligations	139,079	176,132
Repayment of long-term obligations	(144,029)	(189,428)
Proceeds from the issuance of common stock	902	55
Financing fees	—	(2)

Net cash used in financing activities	(4,048)	(13,243)

Effects of exchange rate changes on cash and cash equivalents	232	56

Net change in cash and cash equivalents	1,383	(1,394)
Cash and cash equivalents at beginning of the period	3,991	3,315

Cash and cash equivalents at end of the period	$5,374	$1,921

Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest of $0 and $237	$4,947	$4,846

Taxes paid, net of refunds of $1,418 and $0	$2,520	$1,438

Amount included in accounts payable for capital expenditures	$415	$652

See accompanying notes to the condensed consolidated financial statements.

INTERNATIONAL WIRE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
(Unaudited)
1.	Business Organization and Basis of Presentation

Unaudited Interim Consolidated Financial Statements

The unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows of International Wire Group, Inc. (the “Company”, “we” or “our”). The results for the three and six months ended June 30, 2008 and 2007 are not necessarily indicative of the results that may be expected for the full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2007.

2.	Acquisition

On January 2, 2008, the Company acquired the assets and operations of Hamilton Products, Inc. and the related real estate owned by JPS Holdings, LLC (collectively “Hamilton Products”). Hamilton Products was formed in 1994 and is a manufacturer and marketer of copper braided wire products serving the aerospace and industrial markets. Under the asset purchase agreement, the Company purchased the assets, operations and certain liabilities for $9,250 in cash, subject to a working capital adjustment ($61). The Company records assets acquired and liabilities assumed in business combinations at their respective fair values at the date of acquisition, with any excess purchase price recorded as goodwill. At June 30, 2008, the Hamilton Products’ purchase price allocation is preliminary and subject to revision, and any change to the fair value of net assets acquired will lead to a corresponding change to the purchase price allocable to goodwill. Hamilton Products’ manufacturing facility is located in Sherburne, New York.

This acquisition has been accounted for as a purchase on January 2, 2008 and results of operations of Hamilton Products have been included in the Bare Wire segment in the accompanying condensed consolidated statements of income since the date of acquisition.

The total purchase price of the Hamilton Products acquisition was $9,410 and the payment of related purchase price, fees and costs is summarized as follows:

Purchase of assets and operations	$9,250
Working capital adjustment	(61)
Fees and costs	221

$9,410

The total acquisition costs have been preliminarily allocated to the acquired net assets at fair value as follows:

Current assets	$2,851
Property, plant and equipment	1,987
Identifiable intangibles	4,200
Goodwill	764
Current liabilities	(392)

$9,410

The following table shows summary unaudited pro forma results of operations as if the Company and Hamilton Products had been combined as of the beginning of the period presented. The unaudited pro forma results of operations are based on estimates and assumptions and have been made solely for purposes of developing such pro forma information. The pro forma information for the six months ended June 30, 2007 reflects adjustments for interest expense and income taxes. The pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results or financial position that would have occurred if the acquisition had been consummated at the beginning of the period presented:

Pro Forma For the Six
Months Ended
June 30, 2007
Net sales	$377,318
Income from continuing operations	8,465
Net income	8,605
Basic net income per share	0.86
Diluted net income per share	0.84
3.	Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities and expands disclosures about fair value measurements. The statement applies whenever other pronouncements require or permit assets or liabilities to be measured at fair value. In February 2008, the FASB issued Final FASB Staff Position (“FSP FAS 157-2”). FSP FAS 157-2, which was effective upon issuance, delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value at least once a year, to fiscal years beginning after November 15, 2008. SFAS No. 157 was effective for the Company on January 1, 2008. The Company did not adopt the provisions of SFAS No. 157 as it relates to nonfinancial assets pursuant to FSP FAS No. 157-2. The adoption of SFAS No. 157 did not have an impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities - including an amendment to FASB Statement No. 115 (“SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective for the Company’s fiscal year beginning January 1, 2008. The Company has not adopted the fair value option for its current financial assets or liabilities. Accordingly, the adoption of SFAS No. 159 did not have an impact on its consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. The Company is currently evaluating the potential impact of the adoption of SFAS No. 160 will have on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FAS 133 (“SFAS No. 161”). SFAS No. 161 requires an entity with derivatives to describe how and why it uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations, and how derivative instruments and related hedged items affect the entity’s financial position, financial performance, and cash flows. This statement is effective for the Company’s fiscal year beginning January 1, 2009. The Company’s adoption of SFAS No. 161 is not expected to have a material impact on its consolidated financial statements.

4.	Inventories

The composition of inventories is as follows:

	June 30,	December 31,
	2008	2007
Raw materials	$17,763	$16,712
Work-in-process	20,985	11,198
Finished goods	32,902	29,436

Total inventories	$71,650	$57,346

Inventories are valued at the lower of cost or current estimated market value. Cost is determined using the last-in, first-out (“LIFO”) method for the Bare Wire and High Performance Conductors segments and the first-in, first-out (“FIFO”) method for the Engineered Wire Products — Europe segment. The primary components of inventory costs include raw materials used in the production process (copper, tin, nickel, silver, alloys and other) and production related labor and overhead costs net of scrap sales. Had all inventories been valued at the FIFO cost method, inventories would have been $47,214 and $37,691 higher as of June 30, 2008 and December 31, 2007, respectively.
5.	Goodwill and Intangible Assets

The carrying amounts of goodwill are as follows:

	June 30,	December 31,
	2008	2007
Balance, beginning of period	$61,560	$62,148
Reversal of deferred income tax valuation allowance	—	(588)
Purchase of Hamilton Products	764	—

Balance, end of period	$62,324	$61,560

At June 30, 2008 and December 31, 2007, all goodwill is included in the Bare Wire segment. The Company completed its annual impairment test at December 31, 2007 and concluded that goodwill was not impaired.

The components of identifiable intangibles are as follows:

	June 30, 2008		December 31, 2007
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Customer contracts and relationships	$13,734	$2,489	$9,534	$2,035
Trade names and trademarks	10,568	1,928	10,568	1,663
Leases	2,671	2,671	2,671	2,671
Alloys	92	10	92	8

Total identifiable intangibles	$27,065	$7,098	$22,865	$6,377

Amortization expense for the six months ended June 30, 2008 and June 30, 2007 was $721 and $1,030, respectively. Amortization expense for identifiable intangibles for the next five fiscal years and thereafter is as follows:

Amount
2008 (remaining six months)	$728
2009	1,449
2010	1,449
2011	1,449
2012	1,449
Thereafter	13,443

6.	Stock Option Plans and Compensation Expense

Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”) which requires measurement of compensation cost for all stock awards at fair value on the date of grant and recognition of compensation cost spread over the service periods for awards expected to vest. SFAS No. 123(R) was adopted using the modified-prospective transition method. Under this method, compensation cost recognized in the six-month periods ended June 30, 2008 and 2007 includes: (a) compensation cost for all unvested share-based awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123, Accounting For Stock-Based Compensation, and (b) compensation cost for all share-based awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with SFAS 123(R). Stock-based compensation expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income.

The Company uses the Black-Scholes option model to estimate fair value of share-based awards with the following weighted average assumptions:

	For the Six Months Ended
	June 30, 2008	June 30, 2007
Stock Options and Awards:
Expected life — employees	6 years	6 years
Expected life — non-employee directors	5.5 years	6 years
Expected volatility	50.0%	58.0%
Dividend yield	0%	0%
Risk-free interest rate	3.5%	4.9%
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

Stock option activity for the six months ended June 30, 2008 is summarized as follows:

		Weighted	Weighted
		Average	Average	Aggregate
	Options	Exercise	Remaining	Intrinsic
	Outstanding	Price	Term in Years	Value (1)
Outstanding at January 1, 2008	1,124,400	$15.49
Granted	—
Exercised	(60,200)	$15.00

Outstanding at June 30, 2008	1,064,200	$15.52	8.1	$8,516

Vested or expected to vest at June 30, 2008	1,010,990	$15.52	8.1	$8,090

Exercisable at June 30, 2008	930,100	$15.62	7.8	$7,919

(1)	The aggregate intrinsic value was calculated using the difference between the market price of the Company’s common stock at June 30 and the grant price for only those awards that have a grant price less than the market price of the Company’s common stock at June 30.
The Company recorded stock-based compensation expense of $436 and $1,565 for the six months ended June 30, 2008 and 2007, respectively. As of June 30, 2008, the Company had total unrecognized compensation costs of $855 which will be recognized as compensation expense over a weighted average period of 1.4 years. The Company estimates a 5% forfeiture rate in recording stock-based compensation expense. As of June 30, 2008, 100,200 stock option awards have been exercised under the 2006 Management Stock Option Plan, no stock option awards have been exercised under the 2006 Stock Option Plan for Non-Employee Directors, and 15,000 stock option awards have been exercised under the grant to Lane Pennington. The stock options are non-qualified which results in the creation of a deferred tax asset until the time the option is exercised.

7.	Stock Repurchase Program

On September 4, 2007, the Company announced that its Board of Directors approved a $3,700 stock repurchase program. Under this stock repurchase program, the Company was authorized to repurchase up to $3,700 of its common stock through open market and privately negotiated transactions from time to time. On May 9, 2008, the Company announced that its Board of Directors approved a $16,300 increase in its share repurchase program to acquire the Company’s shares in the open market or in privately negotiated transactions from time to time, bringing the total amount approved for repurchase to $20,000. The stock repurchase program may be terminated at any time without prior notice. Prior to January 1, 2008, the Company repurchased 144,000 shares of its common stock for an aggregate price of $3,036 including broker commissions, resulting in an average price of $21.09 per share. The Company had no repurchases in 2008.

8.	Comprehensive Income

Comprehensive income is comprised of:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Net income	$5,557	$4,297	$12,791	$8,274
Foreign currency translation adjustment	(288)	225	2,126	479

Total comprehensive income	$5,269	$4,522	$14,917	$8,753

9.	Net Income Per Share

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

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Weighted — average shares outstanding-basic	9,937,972	10,001,431	9,929,620	10,000,720

Dilutive effect of stock options	300,190	254,504	298,226	161,874

Weighted — average shares outstanding-dilutive	10,238,162	10,255,935	10,227,846	10,162,594

Weighted — average shares outstanding for the three and six month periods ended June 30, 2008 and 2007 exclude 113,100 and 1,041,300 options, because they are antidilutive under the treasury stock method.
10.	Long-Term Debt

The composition of long-term debt is as follows:

	June 30,	December 31,
	2008	2007
Senior Revolver Credit Facility	$12,952	$17,022
10% Secured Senior Subordinated Notes	75,000	75,000
Other	396	1,126

Total long-term debt	88,348	93,148
Less current maturities	396	1,126

Long-term portion of long-term debt	$87,952	$92,022

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

Borrowings under the Revolver Credit Facility are tied to a borrowing base, which is calculated by reference to, among other things, eligible accounts receivable, eligible inventory and eligible real property and equipment. As of June 30, 2008, letters of credit in the amount of $11,219 were outstanding and $12,952 was drawn under the Revolver Credit Facility. Availability under the Revolver Credit Facility was $136,342 as of June 30, 2008.

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

The Company’s liability for unrecognized tax benefits totaled $4,774 and $4,654 as of June 30, 2008 and December 31, 2007, respectively, which includes interest and penalties. The total unrecognized tax benefits balance at June 30, 2008 and December 31, 2007 was comprised of tax benefits that, if recognized, would affect the effective rate. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.

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

Summarized financial information for the Company’s reportable segments is as follows:

		Engineered
		Wire	High
		Products-	Performance
	Bare Wire	Europe	Conductors	Corporate	Eliminations	Total
Net sales
Three months ended June 30, 2008	$145,524	$20,844	$34,036	$—	$(541)	$199,863
Three months ended June 30, 2007	152,475	16,936	31,191	—	(572)	200,030
Six months ended June 30, 2008	295,501	41,500	70,306	—	(938)	406,369
Six months ended June 30, 2007	278,580	34,037	62,403	—	(865)	374,155

Operating income
Three months ended June 30, 2008	5,513	1,814	3,784	(218)	—	10,893
Three months ended June 30, 2007	4,654	1,500	3,449	(1,285)	—	8,318
Six months ended June 30, 2008	12,923	3,629	8,201	(436)	—	24,317
Six months ended June 30, 2007	9,417	2,524	6,721	(2,069)	—	16,593

Goodwill
June 30, 2008	62,324	—	—	—	—	62,324
December 31, 2007	61,560	—	—	—	—	61,560

Total assets
June 30, 2008	275,606	51,361	65,606	28,562	(8,335)	412,800
December 31, 2007	240,145	43,979	64,309	25,508	(4,804)	369,137
The following table presents sales by period and by geographic region based on the country in which the legal subsidiary is domiciled:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
United States	$177,151	$181,093	$359,767	$335,543
Europe	22,712	18,937	46,602	38,612

Total	$199,863	$200,030	$406,369	$374,155

The following table presents property, plant and equipment, net, by geographic region based on the location of the asset:

	June 30,	December 31,
	2008	2007
United States	$96,278	$96,916
Europe	11,271	10,438

Total	$107,549	$107,354

13.	Related Party Transactions

The Company sells a portion of its production scrap to Prime Materials Recovery, Inc. (“Prime”) and Prime also performs certain scrap processing services for the Company. Prime is a closely held company and its major shareholder, chairman and director is the Chief Executive Officer of the Company. In addition, the Vice President of Finance of the Company holds a minority ownership interest and is a director. The Company had sales to Prime of $5,953 and $6,275 for the three months ended June 30, 2008 and 2007, respectively, and $13,451 and $9,573 for the six months ended June 30, 2008 and 2007, respectively. The outstanding trade receivables were $4,403 and $3,460 at June 30, 2008 and December 31, 2007, respectively. The Company incurred scrap conversion costs from Prime of $45 and $389 for the three months ended June 30, 2008 and 2007, respectively, and $81 and $414 for the six months ended June 30, 2008 and 2007, respectively. The outstanding payables were $0 and $291 at June 30, 2008 and December 31, 2007, respectively.

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

The Company is insured for all claims and damages that have occurred prior to April 1, 2002. As of June 30, 2008, the Company had $75,000 of remaining insurance coverage under its excess umbrella policies for each of the insured years prior to April 1, 2002.

For claims arising subsequent to April 1, 2002, the Company had a reserve of $432 and $965 as of June 30, 2008 and December 31, 2007, respectively, related to the estimated future payments to be made to the claimants in the settlement of the remaining incurred claims and claims incurred but not reported. The Company’s (income)/expense related to these claims totaled $0 for the three months ended June 30, 2008 and 2007, respectively and ($182) and $0 for the six months ended June 30, 2008 and 2007, respectively. The income for the six months ended June 30, 2008 resulted from the Company settling certain outstanding claims. The majority of payments are expected to be made over approximately the next year. Due to the uncertainties associated with these product claims, such as greater than expected amount of unreported claims and amounts to be paid under reached global settlements, the future cost of final settlement of these claims may differ from the liability currently accrued. However, in the Company’s opinion, the impact of final settlement of these claims on future consolidated financial statements should not be material.

The Company is a party to various legal proceedings and administrative actions, all of which are of an ordinary or routine nature incidental to the operations of the Company. The Company does not believe that such proceedings and actions would materially affect the Company’s consolidated financial statements.

15.	Subsequent Event

On July 1, 2008, the Company announced that it had completed the acquisition of the U.S. assets and operations of Global Wire Inc. and its subsidiaries (“Global Wire”) and certain equipment owned by an affiliated company. Under the terms of the asset purchase agreement, the Company acquired the assets and operations of Global Wire’s plants located in Littleton, New Hampshire and Jewett City, Connecticut. The Littleton, New Hampshire plant was purchased outright, and the Jewett City, Connecticut plant is leased, with an option to purchase at a later date. In addition, certain equipment purchased is being moved from Israel to the U.S. plants.

The Company paid a purchase price of $31,250 (which includes a working capital adjustment estimated at closing to be $3,450) and is subject to customary post-closing adjustments. The Company has an additional payment obligation to Global Wire of $750 and an option to purchase the Jewett City property at a later date for $750, subject to adjustment. The Company funded the acquisition with borrowings under its revolving credit facility.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in this Form 10-Q.

We make forward-looking statements in this Form 10-Q that are based on management’s beliefs and assumptions and on information currently available to management. Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, the effects of competition, outlook, objectives, plans, intentions and goals. For those statements, we claim the protection of the safe harbor for forward-looking statements provided for by Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “ believes,” “expects,” “ may,” “ will,” “should,” “seeks,” “pro forma, ” “ anticipates,” “intends,” “ plans,” “ estimates, ” or the negative of any thereof or other variations thereof or comparable terminology, or by discussions of strategy or intentions.

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

Overview

We, together with our subsidiaries, manufacture and market wire products, including bare and tin-plated copper wire, engineered wire products and high performance conductors for other wire suppliers and original equipment manufacturers or “ OEM’s.” Our products include a broad spectrum of copper wire configurations and gauges with a variety of electrical and conductive characteristics and are utilized by a wide variety of customers primarily in the aerospace, appliance, automotive, electronics/data communications, general industrial/energy and medical device industries. As of June 30, 2008, we manufacture and distribute our products at 16 facilities located in the United States, Belgium, France and Italy. For the period ended June 30, 2008, we operated our business in the following three segments:
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
Important indicators of demand for all of our products include a number of general economic factors such as gross domestic product, interest rates and consumer confidence. In specific industries, management also monitors the following factors:

•	Electronics/data communications and industrial/energy - while the end user applications are very diverse, some of the contributing factors of demand in the markets include technology spending and major industrial and/or infrastructure projects, including build-out of computer networks, mining development, oil exploration and production projects, mass transit and general commercial and industrial real estate development.

•	Automobiles - North American industry production statistics, which are influenced by labor relations issues, regulatory requirements and trade agreements. For the first six months of 2008, automotive industry production volumes decreased 10% compared to the same period for 2007. In addition, major OEMs have announced continued cut-backs in production levels for the second half of 2008.

•	Additional factors for the High Performance Conductors segment include commercial aircraft, military defense and electronics, electro-medical equipment and industrial/energy market demand. Deliveries of large civil aircraft in the first six months of 2008 increased 10% over the same period in 2007. Demand for medical device components remained strong in the second quarter of 2008 due to the continuing trend in acceptance and products available for minimally invasive procedures and increased product development.
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

Our expenses in producing these products fall into three main categories — raw materials, including copper, silver, nickel, tin and alloys, labor and, to a lesser extent, utilities. Copper is the primary raw material incorporated in all of our products. As a world traded commodity, copper prices have historically been subject to fluctuations. The average price of copper based upon The New York Mercantile Exchange, Inc. (“COMEX”) increased to $3.80 per pound for the three months ended June 30, 2008 from $3.46 per pound for the three months ended June 30, 2007, or 10%. We attempt, where possible, to minimize the impact of these fluctuations on our profitability through pass-through arrangements with our customers, which are based on similar variations of monthly copper price formulas. However, a severe increase in the price of copper can have a negative impact on our liquidity. Currently, a $0.10 per pound fluctuation in the price of copper will have an approximate $2.6 million impact on our working capital. Increased working capital requirements cause us to increase our borrowings, which increases our interest expense.

Copper prices remain volatile. The average copper price for the six months ended June 30, 2008 of $3.67 per pound was higher than the COMEX price of $3.03 as of December 31, 2007. However, the price of copper on the COMEX was $3.46 per pound on August 5, 2008.

Other raw materials used include silver, nickel and tin. The cost of silver, nickel and tin are generally passed-through to our customers through a variety of pricing mechanisms. Our price of silver includes a margin and consequently market fluctuations in the price of silver can result in an increase or decrease in profitability at a given volume. For the three months ended June 30, 2008, the average price of tin increased by 58%, the average price of silver increased by 29% and the average price of nickel decreased by 47% compared to the three months ended June 30, 2007.

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

On May 9, 2008, we announced that our Board of Directors approved a $16.3 million increase in our share repurchase program to acquire the our shares in the open market or in privately negotiated transactions from time to time, bringing the total amount approved for repurchase to $20.0 million. The amount available for stock repurchase is limited by the indenture governing the 10 percent Secured Senior Subordinated Notes due 2011, which as of today, limits the share repurchase program to $13.9 million (and of this amount, $3.0 million has already been used for previously made share repurchases).

Through June 30, 2008, we repurchased 144,000 shares of our common stock for an aggregate price of approximately $3.0 million including broker commissions, resulting in an average price of $21.09 per share.

Acquisition

On July 1, 2008, we announced that we had completed the acquisition of the U.S. assets and operations of Global Wire Inc. and its subsidiaries (“Global Wire”) and certain equipment owned by an affiliated company. Under the terms of the asset purchase agreement, we acquired the assets and operations of Global Wire’s plants located in Littleton, New Hampshire and Jewett City, Connecticut. The Littleton, New Hampshire plant was purchased outright, and the Jewett City, Connecticut plant is leased, with an option to purchase at a later date. In addition, certain equipment purchased is being moved from Israel to the U.S. plants.

We paid a purchase price of $31.3 million (which includes a working capital adjustment estimated at closing to be $3.5 million) and is subject to customary post-closing adjustments. We have an additional payment obligation to Global Wire of $0.8 million and an option to purchase the Jewett City property at a later date for $0.8 million, subject to adjustment. We funded the acquisition with borrowings under our revolving credit facility.

Strategic Alternatives

On July 8, 2008, the Company announced that it has retained Jefferies & Company, Inc. as its exclusive financial advisor to assist the Company in evaluating strategic alternatives, including a possible sale of the Company.

Results of Operations

The following table sets forth certain unaudited statements of operations data in millions of dollars and percentage of net sales for the periods indicated:

	For the Three Months Ended				For the Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2008		2007		2008		2007
Net sales	$199.9	100.0%	$200.0	100.0%	$406.4	100.0%	$374.2	100.0%
Operating expenses:
Cost of goods sold, exclusive of depreciation and amortization expense shown below	173.0	86.5	176.2	88.1	350.1	86.1	327.0	87.4
Selling, general and administrative expenses	11.5	5.8	11.6	5.8	23.1	5.7	22.7	6.1
Depreciation and amortization	4.5	2.2	3.9	1.9	8.9	2.2	7.9	2.1

Operating income	10.9	5.5	8.3	4.2	24.3	6.0	16.6	4.4
Other income/(expense):
Interest expense	(2.5)	(1.3)	(2.5)	(1.3)	(4.9)	(1.2)	(4.8)	(1.3)
Amortization of deferred financing costs	(0.2)	(0.1)	(0.2)	(0.1)	(0.3)	(0.1)	(0.3)	—
Other, net	—	—	—	—	—	—	—	—

Income from continuing operations before income tax provision	8.2	4.1	5.6	2.8	19.1	4.7	11.5	3.1
Income tax provision	2.6	1.3	1.4	0.7	6.4	1.6	3.3	0.9

Income from continuing operations	5.6	2.8	4.2	2.1	12.7	3.1	8.2	2.2
Income from discontinued operations	—	—	0.1	0.1	0.1	—	0.1	—

Net income	$5.6	2.8%	$4.3	2.2%	$12.8	3.1%	$8.3	2.2%

We have three reportable segments: Bare Wire, Engineered Wire Products-Europe, and High Performance Conductors. The following table sets forth unaudited net sales and operating income for the periods presented in millions of dollars and percentages of totals:

	For the Three Months Ended				For the Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2008		2007		2008		2007
Net sales:
Bare Wire	$145.5	73%	$152.5	76%	$295.5	73%	$278.6	75%
Engineered Wire Products — Europe	20.9	10	16.9	8	41.5	10	34.0	9
High Performance Conductors	34.0	17	31.2	16	70.3	17	62.4	16
Eliminations	(0.5)	—	(0.6)	—	(0.9)	—	(0.8)	—

Total	$199.9	100%	$200.0	100%	$406.4	100%	$374.2	100%

Operating income:
Bare Wire	$5.5	50%	$4.7	49%	$12.9	52%	$9.4	51%
Engineered Wire Products — Europe	1.8	16	1.5	16	3.6	15	2.5	13
High Performance Conductors	3.8	34	3.4	35	8.2	33	6.7	36

Subtotal	11.1	100%	9.6	100%	24.7	100%	18.6	100%

Corporate	(0.2)		(1.3)		(0.4)		(2.0)

Total	$10.9		$8.3		$24.3		$16.6

Three Months Ended June 30, 2008 versus Three Months Ended June 30, 2007

Net sales were $199.9 million and $200.0 million for the three months ended June 30, 2008 and 2007, respectively. Sales for the three months ended June 30, 2008 were $0.1 million, or 0.0%, lower than comparable 2007 levels. This decrease was the result of a higher proportion of tolled copper shipped in the 2008 period compared to the 2007 period ($21.5 million), lower volume ($1.3 million), partially offset by an increase in the average cost and selling price of copper ($14.9 million), the impact of a stronger euro versus the U.S. dollar ($2.7 million) and higher customer pricing/mix ($5.1 million). For sales of product comprised of customer-owned (“tolled”) copper, the value of the copper material processed is excluded from sales. Accordingly, as the proportion of tolled sales increases, sales decrease. The average price of copper based upon COMEX increased to $3.80 per pound for the three months ended June 30, 2008 from $3.46 per pound for the three months ended June 30, 2007.

Bare Wire segment net sales for the three months ended June 30, 2008 were $145.5 million, or a decrease of $7.0 million, or 4.6%, from net sales of $152.5 million for the comparable 2007 period. This decrease was primarily the result of the impact of a higher proportion of tolled copper shipped in the 2008 period compared to the 2007 period ($21.5 million) and lower volume primarily to customers supplying the automotive market ($3.4 million). These decreases were partially offset by the impact of an increase in the average cost and selling price of copper ($12.1 million), increased customer pricing/mix ($3.8 million) and higher volume to customers supplying the industrial/energy market ($2.0 million). Of the total pounds processed for the three months ended June 30, 2008 and 2007, respectively, 56.7% and 49.7% were from customers’ tolled copper.

Engineered Wire Products-Europe net sales of $20.9 million for the three months ended June 30, 2008 were $4.0 million, or 23.7%, higher than sales of $16.9 million for the 2007 period. This increase was the result of the impact of a stronger euro versus the U.S. dollar ($2.7 million), the increase in the average cost and selling price of copper ($1.1 million), increased volume from improved customer demand ($0.5 million), partially offset by decreased customer pricing/mix ($0.3 million).

High Performance Conductors net sales of $34.0 million for the three months ended June 30, 2008 were $2.8 million, or 9.0%, higher than sales of $31.2 million for the 2007 period. This increase was the result of an increase in the average cost and selling price of copper ($1.6 million), higher customer pricing/mix including higher silver, tin and nickel prices ($1.6 million), partially offset by the impact of lower volume ($0.4 million).

Cost of goods sold, exclusive of depreciation and amortization, as a percentage of sales decreased to 86.5% for the three months ended June 30, 2008 from 88.1% for the same period in 2007. The decrease of 1.6 percentage points was due to higher customer pricing/mix (1.8 percentage points), the impact of a higher proportion of tolled copper sales in 2008 compared to 2007 (1.5 percentage points), partially offset by the increase in the average cost and selling price of copper (1.1 percentage points), and increased production costs, net of cost reductions including the impact of the Sherrill, New York plant cost structure (0.6 percentage points).

Selling, general and administrative expenses were $11.5 million for the three months ended June 30, 2008 compared to $11.6 million for the same period in 2007. This decrease of $0.1 million was the result of lower stock-based compensation expense ($0.6 million), lower professional fees ($0.6 million), partially offset by higher transportation costs ($0.5 million), higher salaries and bonus accruals ($0.3 million) and other cost increases, net ($0.3 million). These expenses, as a percent of net sales, remained constant at 5.8% for the three months ended June 30, 2008 and for the three months ended June 30, 2007.

Depreciation and amortization was $4.5 million for the three months ended June 30, 2008 compared to $3.9 million for the same period in 2007. This increase of $0.6 million was primarily the result of higher depreciation property, plant and equipment on the Sherrill, New York plant that became operational in late 2007.

Operating income for the three months ended June 30, 2008 was $10.9 million compared to $8.3 million for the 2007 period, an increase of $2.6 million, or 31.3%, primarily from a higher customer pricing/mix and cost reduction initiatives, with increases in all three segments. Bare Wire segment’s operating income of $5.5 million for the 2008 period increased by $0.8 million, or 17.0%, compared to $4.7 million for the 2007 period, primarily from higher customer pricing/mix and cost reduction initiatives which were partially offset by lower sales volume and higher depreciation. Engineered Wire Products-Europe operating income was $1.8 million, an increase of $0.3 million from the 2007 period as a result of operating efficiencies and the favorable effects from foreign currency. High Performance Conductors operating income was $3.8 million, an increase of $0.4 million from the 2007 period of $3.4 million from increased customer pricing/mix which was partially offset by slightly lower sales volume. Operating income in the 2008 period also increased by $1.1 million from a lower charge for stock-based compensation expense of $0.6 million and lower professional fees of $0.5 million.

Interest expense was $2.5 million for both the three months ended June 30, 2008 and June 30, 2007. Interest expense was constant as a result of the impact of higher levels of borrowings from the acquisition of Hamilton Products during the 2008 period compared to 2007, offset by lower interest rates in 2008.

Amortization of deferred financing costs was $0.2 million for both the three months ended June 30, 2008 and 2007.

Income tax provision was $2.6 million and $1.4 million for the three months ended June 30, 2008 and 2007, respectively. The Company’s effective tax rate for the three months ended June 30, 2008 was 32.4% and 24.7% for the three months ended June 30, 2007. The lower effective tax rate in 2007 was primarily the result of changes in certain state tax laws.

Income from continuing operations was $5.6 million and $4.2 million for the three months ended June 30, 2008 and 2007, respectively, an increase of $1.4 million primarily from higher operating income which was partially offset by an increase in the income tax rate.

Income from discontinued operations was $0.0 million and $0.1 million for the three months ended June 30, 2008 and 2007, respectively. The 2007 amount included a gain of $0.2 million from the sale of property, plant and equipment of the former Insulated Wire business.

As a result of the aforementioned changes, net income was $5.6 million, or $0.56 per basic share and $0.54 per diluted share, and $4.3 million, or $0.43 per basic and $0.42 per diluted share, for the three months ended June 30, 2008 and 2007, respectively.

Six Months Ended June 30, 2008 versus Six Months Ended June 30, 2007

Net sales were $406.4 million and $374.2 million for the six months ended June 30, 2008 and 2007, respectively. Sales for the six months ended June 30, 2008 were $32.2 million, or 8.6%, above comparable 2007 levels, as a result of an increase in the average cost and selling price of copper ($39.1 million), higher customer pricing/mix ($10.6 million), higher volume ($1.9 million) and the impact of a stronger euro versus the U.S. dollar ($5.1 million). These factors were partially offset by a higher proportion of tolled copper shipped in the 2008 period compared to the 2007 period ($24.5 million). For sales of product comprised of customer-owned (“tolled”) copper, the value of the copper material processed is excluded from sales. Accordingly, as the proportion of tolled sales increases, sales decrease. The average price of copper based upon COMEX increased to $3.67 per pound for the six months ended June 30, 2008 from $3.08 per pound for the six months ended June 30, 2007.

Bare Wire segment net sales for the six months ended June 30, 2008 were $295.5 million, an increase of $16.9 million, or 6.1%, from sales of $278.6 million for the comparable 2007 period. This increase was primarily the result of an increase in the average cost and selling price of copper ($34.7 million), increased customer pricing/mix ($6.0 million) and higher volume to customers supplying the industrial/energy market ($3.4 million). These increases were partially offset by the impact of a higher proportion of tolled copper shipped in the 2008 period compared to the 2007 period ($24.5 million) and lower volume primarily to customers supplying the automotive market ($2.7 million). Of the total pounds processed for the six months ended June 30, 2008 and 2007, respectively, 54.9% and 49.5% were from customers’ tolled copper.

Engineered Wire Products-Europe net sales of $41.5 million for the six months ended June 30, 2008 were $7.5 million, or 22.1%, higher than sales of $34.0 million for the 2007 period. This increase was the result of $5.2 million impact of a stronger euro versus the U.S. dollar, $1.0 million for the increase in the average cost and selling price of copper, and $2.0 million from increased volume from improved customer demand in all markets partially offset by $0.7 million lower customer pricing/mix.

High Performance Conductors net sales of $70.3 million for the six months ended June 30, 2008 were $7.9 million, or 12.7%, higher than sales of $62.4 million for the 2007 period. This increase was the result of $3.4 million for the increase in the average cost and selling price of copper and customer pricing/mix including higher silver, tin and nickel prices of $5.3 million, partially offset by $0.8 million of lower volume.

Cost of goods sold, exclusive of depreciation and amortization, as a percentage of sales decreased to 86.1% for the six months ended June 30, 2008 from 87.4% for the same period in 2007. The decrease of 1.3 percentage points was due to the impact of a higher proportion of toll copper sales in 2008 compared to 2007 (1.0 percentage points) and higher customer pricing/mix (2.0 percentage points) partially offset by the increase in the average cost and selling price of copper (1.5 percentage points) and increased production costs, net of cost reductions including the impact of the Sherrill, New York plant cost structure (0.2 percentage points).

Selling, general and administrative expenses were $23.1 million for the six months ended June 30, 2008 compared to $22.7 million for the same period in 2007. This increase of $0.4 million was the result of higher transportation costs ($1.1 million), higher salaries and bonus accruals ($0.6 million) and other cost increases, net ($0.5 million), partially offset by lower stock-based compensation expense ($1.1 million), lower professional fees ($0.7 million). These expenses, as a percent of net sales, decreased to 5.7% for the six months ended June 30, 2008 from 6.1% for the six months ended June 30, 2007, primarily due to increase in copper prices in the 2008 period compared to 2007.

Depreciation and amortization was $8.9 million for the six months ended June 30, 2008 compared to $7.9 million for the same period in 2007. This increase of $1.0 million was primarily the result of higher depreciation on property, plant and equipment on the Sherrill, New York plant that became operational in late 2007.

Operating income for the six months ended June 30, 2008 was $24.3 million compared to $16.6 million for the 2007 period, an increase of $7.7 million, or 46.4%, primarily as a result of higher customer pricing/mix and cost reduction initiatives, with increases in all three segments. Bare Wire segment’s operating income of $12.9 million for the 2008 period increased by $3.5 million, or 37.2%, compared to $9.4 million for the comparable 2007 period, primarily from higher customer pricing/mix and cost reductions including the impact of the new plant in Sherrill, New York, partially offset by higher depreciation. Engineered Wire Products-Europe operating income was $3.6 million, an increase of $1.1 million, or 44.0%, from the 2007 period of $2.5 million from increased sales volume, operating efficiencies and the favorable foreign currency impact. High Performance Conductors operating income was $8.2 million, an increase of $1.5 million, or 22.4%, from the 2007 period of $6.7 million from increased customer pricing/mix which was partially offset by lower sales volume. Operating income in the 2008 period also increased by $1.6 million from a lower charge for stock-based compensation expense of $1.1 million and lower professional fees of $0.5 million.

Interest expense was $4.9 million for the six months ended June 30, 2008 compared to $4.8 million for the six months ended June 30, 2007. This increase of $0.1 million was the result of higher levels of borrowings from the acquisition of Hamilton Products during the 2008 period compared to 2007, partially offset by lower interest rates in 2008.

Amortization of deferred financing costs was $0.3 million for both the six months ended June 30, 2008 and 2007.

Income tax provision was $6.4 million and $3.3 million for the six months ended June 30, 2008 and 2007, respectively. The Company’s effective tax rate for the six months ended June 30, 2008 was 33.6% and 28.7% for the six months ended June 30, 2007. The lower effective tax rate in 2007 was primarily the result of certain changes in state tax laws.

Income from continuing operations was $12.7 million and $8.2 million for the six months ended June 30, 2008 and 2007, respectively, an increase of $4.5 million primarily from higher operating income partially offset by an increase in the income tax rate.

Income from discontinued operations was $0.1 million for both the six months ended June 30, 2008 and 2007. The 2007 amount included a gain of $0.2 million from the sale of property, plant and equipment of the former Insulated Wire business.

As a result of the aforementioned changes, net income was $12.8 million, or $1.29 per basic share and $1.25 per diluted share, and $8.3 million, or $0.83 per basic and $0.81 per diluted share, for the six months ended June 30, 2008 and 2007, respectively.

Financial Condition

At the end of the second quarter, total cash and cash equivalents were $5.4 million, up $1.4 million from year-end 2007. During the first six months of 2008, cash levels increased throughout the period and we used excess cash to reduce outstanding long-term debt borrowings.

Accounts receivable increased $25.7 million, or 27.5%, from year-end 2007. This increase was primarily due to the increase in sales for the immediately preceding period and a slight increase in the number of day’s sales outstanding from 54 days at year-end 2007 to 55 days as of June 30, 2008. The allowance for doubtful accounts as a percentage of accounts receivable decreased from 1.4% at December 31, 2007 to 1.1% as of June 30, 2008 reflecting the constant level of allowances and higher levels of accounts receivable at June 30, 2008 compared to December 31, 2007.

Inventories of $71.7 million as of June 30, 2008 increased by $14.3 million from December 31, 2007. This increase was the result of an increase in pounds of copper, price of copper and other inventory in the Bare Wire segment, including Hamilton Products ($20.1 million), increased inventory levels primarily from higher metal costs at High Performance Conductors ($1.8 million) and higher inventory levels in Engineered Wire Products-

Europe ($1.9 million), partially offset by an increase in the LIFO reserve due to higher metal prices ($9.5 million).

Accounts payable were $58.3 million as of June 30, 2008, an increase of $29.6 million from December 31, 2007 levels, due to increased copper prices, more pounds purchased and the effect of the timing of payments. The December 31, 2007 level reflected reduced production activities due to the year-end holiday work schedules.

Recently Issued Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities and expands disclosures about fair value measurements. The statement applies whenever other pronouncements require or permit assets or liabilities to be measured at fair value. In February 2008, the FASB issued Final FASB Staff Position (“FSP FAS 157-2”). FSP FAS 157-2, which was effective upon issuance, delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value at least once a year, to fiscal years beginning after November 15, 2008. SFAS No. 157 was effective for the Company on January 1, 2008. The Company did not adopt the provisions of SFAS No. 157 as it relates to nonfinancial assets pursuant to FSP FAS 157-2. The adoption of SFAS No. 157 did not have an impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities - including an amendment to FASB Statement No. 115 (“SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective for the Company’s fiscal year beginning January 1, 2008. The Company has not adopted the fair value option for its current financial assets or liabilities. Accordingly, the adoption of SFAS No. 159 did not have an impact on its consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. The Company is currently evaluating the potential impact of the adoption of SFAS No. 160 will have on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161 Disclosures about Derivative Instruments and Hedging Activities-an amendment of FAS 133 (“SFAS No. 161”). SFAS No. 161 requires an entity with derivatives to describe how and why it uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations, and how derivative instruments and related hedged items affect the entity’s financial position, financial performance, and cash flows. This statement is effective for the Company’s fiscal year beginning January 1, 2009. The Company’s adoption of SFAS No. 161 is not expected to have a material impact on its consolidated financial statements.

Liquidity and Capital Resources
Working Capital and Cash Flows

Net cash provided by operating activities was $19.8 million for the six months ended June 30, 2008, compared to net cash provided by operating activities of $23.7 million for the six months ended June 30, 2007. This decrease of $3.9 million was the result of higher accounts receivable from increased sales ($3.1 million), inventory changes ($7.9 million), decreased accounts payable ($1.6 million) and other, net ($2.5 million), partially offset by increased net income ($4.5 million), increased accrued and other liabilities and workers compensation due to the timing of certain payments ($3.4 million) and increased accrued income taxes ($3.3 million).

Net cash used in investing activities was $14.6 million for the six months ended June 30, 2008, compared to $11.9 million for the six months ended June 30, 2007. This increase in net cash used of $2.7 million resulted primarily from the acquisition of Hamilton Products for $9.1 million in the 2008 period and $0.3 million other, net, partially offset by lower capital expenditures of $3.7 million and $3.0 million for the HPC acquisition in the 2007 period.

Net cash used in financing activities was $4.0 million for the six months ended June 30, 2008, compared to net cash used by financing activities of $13.2 million for the six months ended June 30, 2007. There were net repayments of borrowings of $4.9 million for the six months ended June 30, 2008, and net repayments of borrowings of $13.3 million for the six months ended June 30, 2007. In the 2008 period there were $0.9 million in proceeds from the issuance of common stock and $0.1 million in the 2007 period.
Financing Arrangements
We are party to a revolving credit facility with Wachovia Capital Finance Corporation (Central) (the “Revolver Credit Facility”). The Revolver Credit Facility provides for a $200 million revolving credit facility subject to borrowing availability (including a $25 million letter of credit facility) and matures August 22, 2011.

We are party to an indenture governing the Notes we issued in October 2004. For a description of the terms of the Revolver Credit Facility and the Notes, see Note 10 to the unaudited condensed consolidated financial statements.
Liquidity
We require cash for working capital, capital expenditures, debt service and taxes. Our working capital requirements generally increase when demand for our products increase or when copper, copper premiums, silver, nickel, tin and alloy costs increase significantly or rapidly. Currently, a $0.10 per pound fluctuation in the price of copper will have an approximate $2.6 million impact on our working capital. The average price of copper based upon COMEX increased to $3.80 per pound for the three months ended June 30, 2008 from $3.46 per pound for the three months ended June 30, 2007. Copper prices continue to be volatile, and the price of copper on the COMEX was $3.46 per pound as of August 5, 2008.

Our principal sources of cash are generated from operations and availability under our Revolver Credit Facility.

As of June 30, 2008, we had $5.4 million of unrestricted cash and cash equivalents. Actual borrowings availability under our Revolver Credit Facility is subject to a borrowing base calculation, generally based upon a percentage of eligible accounts receivable, inventory and property, plant and equipment. As of June 30, 2008, our borrowing base was $160.5 million and our outstanding indebtedness under the Revolver Credit Facility (including outstanding letters of credit) was $24.2 million, resulting in a remaining availability as of such date of $136.3 million.

We expect our cash on hand, operating cash flow and available borrowings under the Revolver Credit Facility, will be sufficient to meet our anticipated future operating expenses, capital expenditures and debt service requirements for the next twelve months and the foreseeable future. Our ability to generate sufficient cash flow to meet our operating needs could be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. Any significant reduction in customer demand for our products, change in competitive conditions, reduction in vendor terms from our suppliers, increases in prices of our major raw material components including copper, silver and nickel, increases in other expenses such as utility costs, or adverse changes in economic conditions in the U.S. or worldwide could impact our ability to generate sufficient cash flow to fund operations.

Off-Balance Sheet Arrangements

We have not historically utilized off-balance sheet financing arrangements and have no such arrangements as of June 30, 2008. However, we do finance the use of certain facilities and equipment under lease agreements provided by various institutions. Since the terms of these agreements meet the definition of operating lease agreements, the sum of future lease payments is not reflected on our consolidated balance sheets. As of June 30, 2008, the future minimum lease payments under these arrangements totaled $6.4 million.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We do not ordinarily hold market risk sensitive instruments for trading purposes.
Interest Rate Risk
At June 30, 2008, approximately $13.3 million of $88.3 million of long-term debt, specifically, $12.9 million of borrowings under our Revolver Credit Facility and $0.4 million of other indebtedness, bear interest at variable rates. A hypothetical 1% increase in variable interest rates would increase our interest rate expense by $0.1 million based on the debt outstanding as of June 30, 2008. We are not currently engaged in any hedging activities.
Foreign Currency Risk
As of June 30, 2008, we had operations in Belgium, France and Italy. Our operations may, therefore, be subject to volatility because of currency fluctuations. Sales and expenses are denominated in the euro for the Belgium, French and Italian operations. As a result, these operations are subject to fluctuations in the relative value of the euro. We evaluate from time-to-time various currency hedging programs that could reduce the risk.

In terms of foreign currency translation risk, we are exposed primarily to the euro. Our net foreign currency investment in foreign subsidiaries and affiliates translated into U.S. dollars using month-end exchange rates at June 30, 2008 and year-end exchange rates at December 31, 2007, was $33.5 million and $28.4 million, respectively.

At June 30, 2008, we had no financial instruments outstanding that were sensitive to changes in foreign currency rates.
Commodity Price Risk
The principal raw material used in our products is 5/16 inch copper rod, which is sourced either directly from world copper producers or through rod mill operators in North America and Europe. Copper rod prices are based on market prices, which are generally established by reference to the COMEX prices, plus a premium charged to convert copper cathode to copper rod and deliver it to the required location. As a worldwide traded commodity, copper prices have historically been subject to fluctuations. The average price of copper based upon COMEX increased to $3.80 per pound for the three months ended June 30, 2008 from $3.46 per pound for the three months ended June 30, 2007. While fluctuations in the price of copper may directly affect the per unit prices of our products, these fluctuations have not had, nor are expected to have, a material impact on our profitability due to copper price pass-through arrangements that we have with our customers. These sales arrangements are based on similar variations of monthly copper price formulas. Use of these copper price formulas minimizes the differences between raw material copper costs charged to the cost of sales and the pass-through pricing charge to customers. However, a severe increase in the price of copper could negatively impact our short-term liquidity because of the period of time between our purchase of copper at an increased price and the time at which we receive cash payments after selling end products to customers reflecting the increased price. Currently, a $0.10 per pound fluctuation in the price of copper will have an approximate $2.6 million impact on our working capital.

Tin is also a component in our products in the Bare Wire and High Performance Conductors segments. For the three months ended June 30, 2008, the average price of tin increased by 58% compared to the three months ended June 30, 2007. The High Performance Conductors segment also uses silver and nickel. For the three months ended June 30, 2008, the average price of silver increased by 29% and the average price of nickel decreased by 47% compared to the three months ended June 30, 2007. The cost of silver, nickel and tin is generally passed-through to our customers through a variety of pricing mechanisms. Our price of silver includes a margin and consequently market fluctuations in the price of silver can result in an increase or decrease in profitability at a given volume.
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
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
During the three months ended June 30, 2008, there have been no material developments in the Company’s legal proceedings. For more detailed information, see the disclosures provided in Note 14 to the unaudited condensed consolidated financial statements in this Form 10-Q and Note 16 to our Consolidated Financial Statements and in “Item 3-Legal Proceedings” set forth in our 2007 Form 10-K.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our 2007 Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The Risk Factors included in our 2007 10-K have not materially changed. The risks described in our 2007 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Our Annual Meeting of Stockholders was held on June 5, 2008. At the Annual Meeting, stockholders voted on three matters and each matter was approved. The number of shares voted with respect to each matter required to be reported herein are as follows:

1. Election of Directors

Rodney D. Kent	For: 7,730,381	Withheld: 0
Mark K. Holdsworth	For: 7,730,381	Withheld: 0
William Lane Pennington	For: 7,730,381	Withheld: 0
Peter Blum	For: 7,730,381	Withheld: 0
David M. Gilchrist, Jr.	For: 7,730,381	Withheld: 0
David H. Robbins	For: 7,730,381	Withheld: 0
Lowell W. Robinson	For: 7,730,381	Withheld: 0
John T. Walsh	For: 7,730,381	Withheld: 0
2. Ratification of the Key Management Incentive Plan
For: 6,472,174      Against: 0      Abstain: 2
3. Ratification of the Audit Committee’s selection of Deloitte & Touche LLP as our independent registered public accounting firm.
For: 7,730,381     Against: 0       Abstain: 0
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Exhibit Number	Description

2.1	Asset Purchase Agreement, dated June 3, 2008, between International Wire Group, Inc., a Delaware corporation, Global Wire Inc., a Delaware corporation, Montgomery Wire Corporation, a Delaware corporation, Wyre Wynd Corporation, a Delaware corporation, Negev Wire Trading Inc., a Delaware corporation, and Global Wire Ltd., an Israeli corporation (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed June 4, 2008, and incorporated herein by reference).

10.1	Third Amended and Restated Employment Agreement, dated April 25, 2008, by and among Rodney D. Kent, International Wire Group, Inc. and certain subsidiaries of International Wire Group, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 29, 2008, and incorporated herein by reference).

10.2	Third Amended and Restated Employment Agreement, dated April 25, 2008, by and among Glenn J. Holler, International Wire Group, Inc. and certain subsidiaries of International Wire Group, Inc. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 29, 2008, and incorporated herein by reference).

10.3	Amended and Restated International Wire Group, Inc. 2006 Management Stock Option Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 29, 2008, and incorporated herein by reference).

10.4	Amended and Restated International Wire Group, Inc. 2006 Stock Option Plan for Nonemployee Directors (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed April 29, 2008, and incorporated herein by reference).

31.1	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit Number	Description

31.2	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

INTERNATIONAL WIRE GROUP, INC.
Dated: August 7, 2008	By:	/s/ GLENN J. HOLLER
	Name:	Glenn J. Holler
	Title:	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer) and Secretary

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Asset Purchase Agreement, dated June 3, 2008, between International Wire Group, Inc., a Delaware corporation, Global Wire Inc., a Delaware corporation, Montgomery Wire Corporation, a Delaware corporation, Wyre Wynd Corporation, a Delaware corporation, Negev Wire Trading Inc., a Delaware corporation, and Global Wire Ltd., an Israeli corporation (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed June 4, 2008, and incorporated herein by reference).

10.1	Third Amended and Restated Employment Agreement, dated April 25, 2008, by and among Rodney D. Kent, International Wire Group, Inc. and certain subsidiaries of International Wire Group, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 29, 2008, and incorporated herein by reference).

10.2	Third Amended and Restated Employment Agreement, dated April 25, 2008, by and among Glenn J. Holler, International Wire Group, Inc. and certain subsidiaries of International Wire Group, Inc. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 29, 2008, and incorporated herein by reference).

10.3	Amended and Restated International Wire Group, Inc. 2006 Management Stock Option Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 29, 2008, and incorporated herein by reference).

10.4	Amended and Restated International Wire Group, Inc. 2006 Stock Option Plan for Nonemployee Directors (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed April 29, 2008, and incorporated herein by reference).
31.1	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.