Form 10-Q
period 2008-09-30
INTERNATIONAL WIRE GROUP INC
filed 2008-11-07
CIK 947429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

______

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

000-51043

(Commission File Number)

International Wire Group, Inc.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	43-1705942 (I.R.S. Employer Identification No.)

12 Masonic Avenue, Camden, NY (Address of principal executive offices)	13316 (Zip Code)

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

(Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

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

YES ☒   NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of October 31, 2008, there were 9,986,202 shares, par value $.01 per share, outstanding.

INTERNATIONAL WIRE GROUP, INC.

INDEX

PART I. - FINANCIAL INFORMATION	1
ITEM 1.	FINANCIAL STATEMENTS	1
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	24
ITEM 4.	CONTROLS AND PROCEDURES	25
PART II. - OTHER INFORMATION	25
ITEM 1.	LEGAL PROCEEDINGS	25
ITEM 1A.	RISK FACTORS	25
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	25
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	26
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	26
ITEM 5.	OTHER INFORMATION	26
ITEM 6.	EXHIBITS	26
Certification of Principal Executive Officer	29
Certification of Principal Financial Officer	30
Certification of Principal Executive Officer	31
Certification of Principal Financial Officer	32

i

PART I.        FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INTERNATIONAL WIRE GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2008	2007
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$31,910	$3,991
Accounts receivable, less allowances of $1,792 and $1,282	122,395	93,456
Refundable income taxes	—	3,283
Inventories	88,275	57,346
Prepaid expenses and other	8,860	6,446
Deferred income taxes	11,062	11,782

Total current assets	262,502	176,304
Property, plant and equipment, net	118,053	107,354
Goodwill	62,344	61,560
Identifiable intangibles, net	20,421	16,488
Deferred financing costs, net	1,844	2,321
Restricted cash	1,366	1,486
Other assets	3,721	3,624
Total assets	$470,251	$369,137

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$127	$1,126
Accounts payable	55,530	28,705
Accrued and other liabilities	11,966	8,757
Accrued workers’ compensation costs	6,719	5,775
Accrued payroll and payroll related items	10,554	10,701
Customers’ deposits	13,360	12,445
Accrued income taxes	2,046	—
Accrued interest	3,692	1,791

Total current liabilities	103,994	69,300
Long-term debt, less current maturities	142,802	92,022
Other long-term liabilities	8,258	8,006
Deferred income taxes	12,707	12,957

Total liabilities	267,761	182,285

Stockholders’ equity:
Common stock, $.01 par value, 20,000,000 shares authorized, 10,130,202 and 10,055,002 issued	101	101
Contributed capital	186,846	185,076
Retained earnings	16,191	966
Treasury stock at cost, 144,000 shares	(3,036)	(3,036)
Accumulated other comprehensive income	2,388	3,745

Total stockholders’ equity	202,490	186,852
Total liabilities and stockholders’ equity	$470,251	$369,137

See accompanying notes to the condensed consolidated financial statements.

INTERNATIONAL WIRE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
	(In thousands, except share data)
Net sales	$203,361	$179,994	$609,730	$554,149

Operating expenses:
Cost of goods sold, exclusive of depreciation and amortization expense shown below	179,317	156,453	529,440	483,393
Selling, general and administrative expenses	11,594	10,745	34,679	33,462
Depreciation	3,873	3,286	11,365	9,565
Amortization	735	734	2,075	2,354
(Gain)/loss on sale of property, plant and equipment	15	(497)	27	(491)

Operating income	7,827	9,273	32,144	25,866

Other income/(expense):
Interest expense	(2,627)	(2,592)	(7,484)	(7,424)
Amortization of deferred financing costs	(159)	(159)	(477)	(477)
Other, net	78	(21)	2	(13)

Income from continuing operations before income tax provision	5,119	6,501	24,185	17,952
Income tax provision	2,681	1,902	9,081	5,219
Income from continuing operations	2,438	4,599	15,104	12,733

Income/(loss) from discontinued operations, net of income tax provision/(benefit) of $4, ($505), $67 and ($440)	(4)	492	121	632

Net income	$2,434	$5,091	$15,225	$13,365

Basic net income per share:
Income from continuing operations	$0.24	$0.46	$1.52	$1.27
Income from discontinued operations	0.00	0.05	0.01	0.06
Net income	$0.24	$0.51	$1.53	$1.33

Diluted net income per share:
Income from continuing operations	$0.24	$0.45	$1.47	$1.25
Income from discontinued operations	0.00	0.05	0.01	0.06
Net income	$0.24	$0.50	$1.48	$1.31

Weighted - average basic shares outstanding	9,980,061	9,992,606	9,946,556	9,997,986
Weighted - average diluted shares outstanding	10,342,531	10,237,647	10,266,197	10,187,582

See accompanying notes to the condensed consolidated financial statements.

INTERNATIONAL WIRE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30, 2008	September 30, 2007
	(In thousands)
Cash flows provided by operating activities:
Net income	$15,225	$13,365
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,365	9,565
Amortization	2,075	2,354
Amortization of deferred financing costs	477	477
Stock-based compensation expense	654	2,351
Loss/(gain) on sale of property, plant and equipment	27	(740)
Deferred income taxes	802	122
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(15,369)	(15,476)
Inventories	(19,998)	(8,603)
Prepaid expenses and other assets	(2,136)	(1,547)
Accounts payable	22,970	20,216
Accrued and other liabilities and workers’ compensation costs	3,604	1,717
Accrued payroll and payroll related items	(39)	(1,502)
Customers’ deposits	(35)	1,245
Accrued interest	1,901	1,879
Accrued/refundable income taxes	5,319	815
Other long-term liabilities	267	(45)
Net cash provided by operating activities	27,109	26,193
Cash flows used in investing activities:
Capital expenditures	(8,718)	(14,610)
Proceeds from sale of property, plant and equipment	51	2,929
Restricted cash	120	60
Acquisition of Hamilton Products, net of $293 cash received	(9,137)	—
Acquisition of Global Wire, net of $3 cash received	(32,298)	—
Acquisition of Phelps Dodge High Performance Conductors of SC&GA, Inc.	—	(3,000)
Net cash used in investing activities	(49,982)	(14,621)
Cash flows provided by/(used in) financing activities:
Borrowings of long-term obligations	288,506	274,703
Repayment of long-term obligations	(238,853)	(285,366)
Repurchase of common stock	—	(1,725)
Proceeds from the issuance of common stock	1,116	280
Financing fees	—	(2)
Net cash provided by/(used in) financing activities	50,769	(12,110)
Effects of exchange rate changes on cash and cash equivalents	23	270
Net change in cash and cash equivalents	27,919	(268)
Cash and cash equivalents at beginning of the period	3,991	3,315
Cash and cash equivalents at end of the period	$31,910	$3,047
Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest of $0 and $374	$5,583	$5,545
Taxes paid, net of refunds of $1,437 and $0	$2,837	$3,331
Amount included in accounts payable for acquisition and capital expenditures	$730	$518

See accompanying notes to the condensed consolidated financial statements.

INTERNATIONAL WIRE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

1.	Business Organization and Basis of Presentation

Unaudited Interim Condensed Consolidated Financial Statements

The unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows of International Wire Group, Inc. (the “Company”, “we” or “our”). The results for the three and nine months ended September 30, 2008 and 2007 are not necessarily indicative of the results that may be expected for the full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2007.

2.	Acquisitions

On January 2, 2008, the Company acquired the assets and operations of Hamilton Products, Inc. and the related real estate owned by JPS Holdings, LLC (collectively “Hamilton Products”). Hamilton Products was formed in 1994 and is a manufacturer and marketer of copper braided wire products serving the aerospace and industrial markets. Under the asset purchase agreement, the Company purchased the assets, operations and certain liabilities for $9,250 in cash, subject to a working capital adjustment ($61). The Company records assets acquired and liabilities assumed in business combinations at their respective fair values at the date of acquisition, with any excess purchase price recorded as goodwill. At September 30, 2008, the Hamilton Products’ purchase price allocation is preliminary and subject to revision, and any change to the fair value of net assets acquired will lead to a corresponding change to the purchase price allocable to goodwill. Hamilton Products’ manufacturing facility is located in Sherburne, New York.

This acquisition has been accounted for as a purchase on January 2, 2008 and results of operations of Hamilton Products have been included in the Bare Wire segment in the accompanying condensed consolidated statements of income since the date of acquisition.

The total purchase price of the Hamilton Products acquisition was $9,430 and the payment of related purchase price, fees and costs is summarized as follows:

Purchase of assets and operations	$9,250
Working capital adjustment	(61)
Fees and costs	241
$9,430

The total acquisition costs have been preliminarily allocated to the acquired net assets at fair value as follows:

Current assets	$2,851
Property, plant and equipment	1,987
Identifiable intangibles	4,200
Goodwill	784
Current liabilities	(392)
$9,430

The allocation of total acquisition cost was based on fair values as required under Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, including inventory, property, plant and equipment, identifiable intangibles and certain liabilities. Identifiable intangibles represent the fair market value of customer contracts and relationships. The customer contracts and relationships identifiable intangible will be amortized over 15 years.

On July 1, 2008, the Company completed the acquisition of the U.S. assets and operations of Global Wire Inc. and its subsidiaries (“Global Wire”) and certain equipment owned by an affiliated company. Under the terms of the asset purchase agreement, the Company acquired the assets and operations of Global Wire's plants located in Littleton, New Hampshire and Jewett City, Connecticut. The Littleton, New Hampshire plant was purchased outright, and the Jewett City, Connecticut plant is leased, with an option to purchase at a later date for $750, subject to adjustment. In addition, certain equipment purchased is being moved from Israel to the U.S. plants. The Company paid a purchase price of $31,250 in cash, subject to a working capital adjustment ($1,176) and has an additional payment obligation of $750. The Company records assets acquired and liabilities assumed in business combinations at their respective fair values at the date of acquisition, with any excess purchase price recorded as goodwill. At September 30, 2008, the Global Wire purchase price allocation is preliminary and subject to revision. The Company funded the acquisition with borrowings under its revolving credit facility.

This acquisition has been accounted for as a purchase on July 1, 2008 and results of operations of Global Wire have been included in the Bare Wire segment and in the High Performance Conductors segment in the accompanying condensed consolidated statements of income since the date of acquisition based upon the operations as integrated into the business segments.

The total purchase price of the Global Wire acquisition was $31,879 and the payment of related purchase price, fees and costs is summarized as follows:

Purchase of assets and operations	$32,000
Working capital adjustment	(1,176)
Fees and costs	1,055
$31,879

The total acquisition costs have been preliminarily allocated to the acquired net assets at fair value as follows:

Current assets	$24,083
Property, plant and equipment	12,516
Identifiable intangibles	980
Current liabilities	(5,700)
$31,879

The allocation of total acquisition cost was based on fair values as required under SFAS No. 141, Business Combinations, including inventory, property, plant and equipment, identifiable intangibles and certain liabilities.

Based upon the preliminary allocation of the fair value of assets acquired and liabilities assumed compared to the total purchase price, there was an excess of fair value of net assets acquired over purchase price, or “negative goodwill”, of $1,105. Pursuant to the provisions of SFAS No. 141, the excess was allocated on a pro rata basis to the acquired property, plant and equipment and identifiable intangible assets.

Identifiable intangibles represent the fair market value of the Jewitt City, Connecticut favorable lease. The favorable lease identifiable intangible is being amortized over the 18 month lease term.

The following table shows summary unaudited pro forma results of operations as if the Company, Hamilton Products and Global Wire had been combined as of the beginning of the period presented. The unaudited pro forma results of operations are based on estimates and assumptions and have been made solely for purposes of developing such pro forma information. The pro forma information for the nine months ended September 30, 2007 reflects adjustments for depreciation, amortization, interest expense and income taxes. The pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results or financial position that would have occurred if the acquisition had been consummated at the beginning of the period presented:

	Pro Forma
	For the Three Months Ended	For the Nine Months Ended
	September 30, 2007	September 30, 2008	September 30, 2007
Net sales	$ 207,616	$ 666,764	$ 634,895
Income from continuing operations	4,571	15,607	13,182
Net income	5,063	15,728	13,814
Basic net income per share	0.51	1.58	1.38
Diluted net income per share	0.50	1.53	1.36

3.	Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities and expands disclosures about fair value measurements. The statement applies whenever other pronouncements require or permit assets or liabilities to be measured at fair value. In February 2008, the FASB issued FASB Staff Position (“FSP FAS 157-2”). FSP FAS 157-2, which was effective upon issuance, delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value at least once a year, to fiscal years beginning after November 15, 2008. SFAS No. 157 was effective for the Company on January 1, 2008. The Company did not adopt the provisions of SFAS No. 157 as it relates to nonfinancial assets pursuant to FSP FAS No. 157-2.   The adoption of SFAS No. 157 as it relates to financial assets and financial liabilities did not have an impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities – including an amendment to FASB Statement No. 115 (“SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective for the Company’s fiscal year beginning January 1, 2008. The Company has not adopted the fair value option for its current financial assets or liabilities. Accordingly, the adoption of SFAS No. 159 has not had an impact on its consolidated financial statements.

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

4.	Inventories

The composition of inventories is as follows:

	September 30,	December 31,
	2008	2007
Raw materials	$21,370	$16,712
Work-in-process	25,292	11,198
Finished goods	41,613	29,436
Total inventories	$88,275	$57,346

Inventories are valued at the lower of cost or current estimated market value. Cost is determined using the last-in, first-out (“LIFO”) method for the Bare Wire and High Performance Conductors segments and the first-in, first-out (“FIFO”) method for the Engineered Wire Products – Europe segment. The primary components of inventory costs include raw materials used in the production process (copper, tin, nickel, silver, alloys and other) and production related labor and overhead costs. Had all inventories been valued using the FIFO cost method, inventories would have been $40,227 and $37,691 higher as of September 30, 2008 and December 31, 2007, respectively.

5.	Goodwill and Intangible Assets

The carrying amounts of goodwill are as follows:

	September 30,	December 31,
	2008	2007
Balance, beginning of period	$61,560	$62,148
Reversal of deferred income tax valuation allowance	—	(588)
Purchase of Hamilton Products	784	—
Balance, end of period	$62,344	$61,560

At September 30, 2008 and December 31, 2007, all goodwill is included in the Bare Wire segment. The Company completed its annual impairment test at December 31, 2007 and concluded that goodwill was not impaired.

The components of identifiable intangibles are as follows:

	September 30, 2008		December 31, 2007
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Customer contracts and relationships	$13,734	$2,717	$9,534	$2,035
Trade names and trademarks	10,568	2,061	10,568	1,663
Leases	3,651	2,834	2,671	2,671
Alloys	92	12	92	8
Total identifiable intangibles	$28,045	$7,624	$22,865	$6,377

Amortization expense for the nine months ended September 30, 2008 and September 30, 2007 was $1,247 and $1,544, respectively. Amortization expense for identifiable intangibles for the next five fiscal years and thereafter is as follows:

Amount
2008 (remaining three months)	$529
2009	2,102
2010	1,449
2011	1,449
2012	1,449
Thereafter	13,443

6.	Stock Option Plans and Compensation Expense

Effective January 1, 2006, the Company adopted SFAS No. 123(R),Share-Based Payment ("SFAS No. 123(R)") which requires measurement of compensation cost for all stock awards at fair value on the date of grant and recognition of compensation cost spread over the service periods for awards expected to vest. SFAS No. 123(R) was adopted using the modified-prospective transition method. Under this method, compensation cost recognized in the nine-month periods ended September 30, 2008 and 2007 includes: (a) compensation cost for all unvested share-based awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123, Accounting For Stock-Based Compensation, and (b) compensation cost for all share-based awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with SFAS 123(R). Stock-based compensation expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income.

The Company uses the Black-Scholes option model to estimate fair value of share-based awards with the following weighted average assumptions:

	For the Nine Months Ended
	September 30, 2008	September 30, 2007
Stock Options and Awards:
Expected life – employees	6 years	6 years
Expected life – non-employee directors	5.5 years	6 years
Expected volatility	50%	50%
Dividend yield	0%	0%
Risk-free interest rate	3.2%	4.2%

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

Stock option activity for the nine months ended September 30, 2008 is summarized as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value (1)

Outstanding at January 1, 2008	1,124,400	$ 15.49
Granted	—
Exercised	(75,200)	$ 12.33
Outstanding at September 30, 2008	1,049,200	$ 15.56	7.9	$ 8,327
Vested and expected to vest at September 30, 2008	996,740	$ 15.56	7.9	$ 7,910
Exercisable at September 30, 2008	929,100	$ 16.42	7.6	$ 7,756

(1)

The aggregate intrinsic value was calculated using the difference between the market price of the Company’s common stock at September 30 and the grant price for only those awards that have a grant price less than the market price of the Company’s common stock at September 30.

The Company recorded stock-based compensation expense of $218, $786, $654 and $2,351 for the three and nine months ended September 30, 2008 and 2007, respectively. As of September 30, 2008, the Company had total unrecognized compensation costs of $638 which will be recognized as compensation expense over a weighted average period of 1.3 years. The Company estimates a 5% forfeiture rate in recording stock-based compensation expense. As of September 30, 2008, 105,200 stock option awards have been exercised under the 2006 Management Stock Option Plan, no stock option awards have been exercised under the 2006 Stock Option Plan for Non-Employee Directors, and 25,000 stock option awards have been exercised under the grant to Lane Pennington. The stock options are non-qualified which results in the creation of a deferred tax asset until the time the option is exercised.

7.	Stock Repurchase Program

On September 4, 2007, the Company announced that its Board of Directors approved a $3,700 stock repurchase program. Under this stock repurchase program, the Company was authorized to repurchase up to $3,700 of its common stock through open market and privately negotiated transactions from time to time. On May 9, 2008, the Company announced that its Board of Directors approved a $16,300 increase in its share repurchase program to acquire the Company’s shares in the open market or in privately negotiated transactions from time to time, bringing the total amount approved for repurchase to $20,000. The stock repurchase program may be terminated at any time without prior notice. Prior to January 1, 2008, the Company has repurchased 144,000 shares of its common stock for an aggregate price of $3,036 including broker commissions, resulting in an average price of $21.09 per share. The Company had no repurchases in 2008.

8.	Comprehensive Income/(Loss)

Comprehensive income/(loss) is comprised of:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Net income	$2,434	$5,091	$15,225	$13,365
Foreign currency translation adjustment	(3,483)	1,350	(1,357)	1,829
Total comprehensive income/(loss)	$(1,049)	$6,441	$13,868	$15,194

9.	Net Income Per Share

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

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Weighted - average shares outstanding-basic	9,980,061	9,992,606	9,946,556	9,997,986
Dilutive effect of stock options	362,470	245,041	319,641	189,596
Weighted - average shares outstanding-dilutive	10,342,531	10,237,647	10,266,197	10,187,582

Weighted average shares outstanding for the three month periods ended September 30, 2008 and 2007 exclude 42,000 and 55,304 options, because they are anti-dilutive under the treasury stock method. Weighted average shares outstanding for the nine month periods ended September 30, 2008 and 2007 exclude 89,227, and 50,462 options, because they are anti-dilutive under the treasury stock method.

10.	Long-Term Debt

The composition of long-term debt is as follows:

	September 30,	December 31,
	2008	2007
Senior Revolver Credit Facility	$67,802	$17,022
10% Secured Senior Subordinated Notes	75,000	75,000
Other	127	1,126
Total long-term debt	142,929	93,148
Less current maturities	127	1,126
Long-term portion of long-term debt	$142,802	$92,022

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

Borrowings under the Revolver Credit Facility are tied to a borrowing base, which is calculated by reference to, among other things, eligible accounts receivable, eligible inventory and eligible real property and equipment. As of September 30, 2008, letters of credit in the amount of $11,219 were outstanding and $67,802 was drawn under the Revolver Credit Facility. Availability under the Revolver Credit Facility was $69,559 as of September 30, 2008.

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

The Company’s liability for unrecognized tax benefits totaled $4,834 and $4,654 as of September 30, 2008 and December 31, 2007, respectively, which includes interest and penalties. The total unrecognized tax benefits balance at September 30, 2008 and December 31, 2007 was comprised of tax benefits that, if recognized, would affect the effective rate. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.

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

The Bare Wire segment manufactures bare and tin-plated copper wire products (or conductors) used to transmit digital, video and audio signals or conduct electricity and sells to insulated wire manufacturers and various industrial original equipment manufacturers (“OEMs”) for use in computer and data communications products, general industrial, energy, appliances, automobiles, and other applications. The Bare Wire segment is in the primary business of copper fabrication. The Company may provide such copper to its customers or use their copper in the fabrication process. While the Company bills its customers for copper it provides, it does not distinguish in its records these customer types, and it is therefore not practical to provide such disclosure. The Bare Wire segment results include the operations of the former Global Wire Jewitt City, Connecticut plant and a portion of the business formerly manufactured in Israel.

The Engineered Wire Products–Europe segment manufactures and engineers connections and bare copper wire products (or conductors) to conduct electricity either for power or for grounding purposes and are sold to a diverse customer base of various OEMs for use in electrical appliances, power supply, aircraft and railway, and automotive products.

The High Performance Conductors segment manufactures specialty high performance conductors which include tin, nickel and silver plated copper and copper alloy conductors including high and low temperature standard and customized conductors as well as specialty film insulated conductors and miniature tubing products. The High Performance Conductors segment results include the operations of the former Global Wire Littleton, New Hampshire plant and a portion of the business formerly manufactured in Israel.

Summarized financial information for the Company’s reportable segments is as follows:

		Engineered Wire Products- Europe	High Performance Conductors
	Bare Wire			Corporate	Eliminations	Total
Net sales
Three months ended September 30, 2008	$147,718	$18,012	$38,416	$—	$(785)	$203,361
Three months ended September 30, 2007	135,071	15,757	29,786	—	(620)	179,994
Nine months ended September 30, 2008	443,219	59,512	108,722	—	(1,723)	609,730
Nine months ended September 30, 2007	413,651	49,794	92,189	—	(1,485)	554,149

Operating income
Three months ended September 30, 2008	3,342	1,103	3,599	(217)	—	7,827
Three months ended September 30, 2007	5,548	959	3,554	(788)	—	9,273
Nine months ended September 30, 2008	16,265	4,732	11,800	(653)	—	32,144
Nine months ended September 30, 2007	14,965	3,483	10,275	(2,857)	—	25,866

Goodwill
September 30, 2008	62,344	—	—	—	—	62,344
December 31, 2007	61,560	—	—	—	—	61,560

Total assets
September 30, 2008	296,201	46,262	82,314	54,050	(8,576)	470,251
December 31, 2007	240,145	43,979	64,309	25,508	(4,804)	369,137

The following table presents sales by period and by geographic region based on the country in which the legal subsidiary is domiciled:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
United States	$183,732	$163,121	$544,354	$499,839
Europe	19,629	16,873	65,376	54,310
Total	$203,361	$179,994	$609,730	$554,149

The following table presents property, plant and equipment, net, by geographic region based on the location of the asset:

	September 30,	December 31,
	2008	2007
United States	$108,079	$96,916
Europe	9,974	10,438
Total	$118,053	$107,354

13.	Related Party Transactions

The Company sells a portion of its production scrap to Prime Materials Recovery, Inc. (“Prime”) and Prime also performs certain scrap processing services for the Company. Prime is a closely held company and its major shareholder, chairman and director is the Chief Executive Officer of the Company. In addition, the Vice President of Finance of the Company holds a minority ownership interest and is a director. The Company had sales to Prime of $6,633 and $3,486 for the three months ended September 30, 2008 and 2007, respectively, and $20,084 and $13,059 for the nine months ended September 30, 2008 and 2007, respectively. The outstanding trade receivables were $2,999 and $3,460 at September 30, 2008 and December 31, 2007, respectively. The Company incurred scrap conversion costs from Prime of $37 for both the three months ended September 30, 2008 and 2007, respectively, and $117 and $451 for the nine months ended September 30, 2008 and 2007, respectively. The outstanding payables were $0 and $291 at September 30, 2008 and December 31, 2007, respectively.

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

The Company is insured for all claims and damages that have occurred prior to April 1, 2002. As of September 30, 2008, the Company had $75,000 of remaining insurance coverage under its excess umbrella policies for each of the insured years prior to April 1, 2002.

For claims arising subsequent to April 1, 2002, the Company had a reserve of $396 and $965 as of September 30, 2008 and December 31, 2007, respectively, related to the estimated future payments to be made to the claimants in the settlement of the remaining incurred claims and claims incurred but not reported. The Company’s (income)/expense related to these claims totaled $0 for the three months ended September 30, 2008 and 2007, respectively and ($182) and $0 for the nine months ended September 30, 2008 and 2007. The income for the nine months ended September 30, 2008 resulted from the Company settling certain outstanding claims.  The majority of payments are expected to be made over approximately the next year. Due to the uncertainties associated with these product claims, such as greater than expected amount of unreported claims and amounts to be paid under reached global settlements, the future cost of final settlement of these claims may differ from the liability currently accrued. However, in the Company’s opinion, the impact of final settlement of these claims on future consolidated financial statements should not be material.

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

We make forward-looking statements in this Form 10-Q that are based on management’s beliefs and assumptions and on information currently available to management. Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, the effects of competition, outlook, objectives, plans, intentions and goals. For those statements, we claim the protection of the safe harbor for forward-looking statements provided for by Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believes, ” “expects, ” “may,” “will,” “should,” “seeks,” “pro forma,” “anticipates,” “intends,” “plans,” “estimates,” or the negative of any thereof or other variations thereof or comparable terminology, or by discussions of strategy or intentions.

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

Overview

We, together with our subsidiaries, manufacture and market wire products, including bare and tin-plated copper wire, engineered wire products and high performance conductors for other wire suppliers and original equipment manufacturers or “OEMs”. Our products include a broad spectrum of copper wire configurations and gauges with a variety of electrical and conductive characteristics and are utilized by a wide variety of customers primarily in the aerospace, appliance, automotive, electronics/data communications, general industrial/energy and medical device industries. As of September 30, 2008, we manufacture and distribute our products at 19 facilities located in the United States, Belgium, France and Italy. For the period ended September 30, 2008, we operated our business in the following three segments:

•

Bare Wire. Our bare and tin-plated copper wire products (or conductors) are used to transmit digital, video and audio signals or conduct electricity and are sold to a diverse customer base of over 1,000 insulated wire manufacturers and various industrial OEMs for use in computer and data communications products, general industrial, energy, appliances, automobiles and other applications.

14

•

Engineered Wire Products – Europe. Our bare copper wire products are engineered and used to conduct electricity either for power or for grounding purposes and are sold to a diverse customer base of various OEMs for use in industrial, power supply, aircraft and railway and automotive products.

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

•

Automobiles – North American industry production statistics, which are influenced by labor relations issues, regulatory requirements and trade agreements. For the first nine months of 2008, North American automotive industry production volumes decreased 12.2% compared to the same period for 2007.

•

Additional factors for the High Performance Conductors segment include commercial aircraft, military defense and electronics, electro-medical equipment and industrial/energy market demand. Deliveries of large civil aircraft in the first nine months of 2008 increased over the same period in 2007, although deliveries were impacted somewhat by the Boeing strike in September 2008 and the continued delay in the production of the 787 Dreamliner. Demand for medical device components remained strong in the third quarter of 2008 due to the continuing trend in acceptance and products available for minimally invasive procedures and increased product development.

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

Our expenses in producing these products fall into three main categories – raw materials, including copper, silver, nickel, tin and alloys, labor and, to a lesser extent, utilities. Copper is the primary raw material incorporated in all of our products. As a world traded commodity, copper prices have historically been subject to fluctuations. The average price of copper based upon The New York Mercantile Exchange, Inc. (“COMEX”) decreased to $3.45 per pound for the three months ended September 30, 2008 from $3.48 per pound for the three months ended September 30, 2007, or 1%. We attempt, where possible, to minimize the impact of these fluctuations on our profitability through pass-through arrangements with our customers, which are based on similar variations of monthly copper price formulas. However, a severe increase in the price of copper can have a negative impact on our liquidity. Currently, a $0.10 per pound fluctuation in the price of copper will have an approximate $2.9 million impact on our working capital. Increased working capital requirements cause us to increase our borrowings, which increases our interest expense.

Copper prices remain volatile.  The average copper price for the nine months ended September 30, 2008 of $3.59 per pound was higher than the COMEX price of $3.03 as of December 31, 2007.  In addition, copper prices have declined significantly from September 30, 2008. The COMEX price of copper was $2.89 per pound on September 30, 2008 and was at $1.72 per pound on November 6, 2008, a decline of 40%.  Historically, when copper prices decline, our customers tend to delay orders in an attempt to purchase their products at the lowest copper price.  This factor could result in lower or delayed customer demand.  In addition, declining copper can result in inventory charges including lower of cost or market charges, some of which may be non-cash in nature.  The resulting impact on operating income depends upon such factors as timing of purchases, quantity levels and copper prices. A sustained decrease in copper prices should also reduce working capital requirements leading to lower debt levels.

Other raw materials used include silver, nickel and tin. The cost of silver, nickel and tin are generally passed-through to our customers through a variety of pricing mechanisms. Our price of silver includes a margin and consequently market fluctuations in the price of silver can result in an increase or decrease in profitability at a given volume. For the three months ended September 30, 2008, the average price of tin increased by 37%, the average price of silver increased by 17% and the average price of nickel decreased by 37% compared to the three months ended September 30, 2007.

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

On May 9, 2008, we announced that our Board of Directors approved a $16.3 million increase in our share repurchase program to acquire the our shares in the open market or in privately negotiated transactions from time to time, bringing the total amount approved for repurchase to $20.0 million. The amount available for stock repurchase is limited by the indenture governing the 10 percent Secured Senior Subordinated Notes due 2011, which as of today, limits the share repurchase program to $15.1 million (and of this amount, $3.0 million has already been used for previously made share repurchases).

Through September 30, 2008, we repurchased 144,000 shares of our common stock for an aggregate price of approximately $3.0 million including broker commissions, resulting in an average price of $21.09 per share.

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

	For the Three Months Ended				For the Nine Months Ended
	September 30, 2008		September 30, 2007		September 30, 2008		September 30, 2007
Net sales	$203.4	100.0%	$180.0	100.0%	$609.7	100.0%	$554.1	100.0%
Operating expenses:
Cost of goods sold, exclusive of depreciation and amortization expense shown below	179.3	88.2	156.5	86.9	529.4	86.8	483.4	87.2
Selling, general and administrative expenses	11.6	5.7	10.7	5.9	34.7	5.7	33.5	6.0
Depreciation and amortization	4.6	2.3	4.0	2.2	13.4	2.2	11.9	2.1
(Gain)/loss on sale of property, plant, and equipment	0.1	0.0	(0.5)	(0.2)	0.1	0.0	(0.6)	(0.0)
Operating income	7.8	3.8	9.3	5.2	32.1	5.3	25.9	4.7
Other income/(expense):
Interest expense	(2.6)	(1.3)	(2.6)	(1.5)	(7.4)	(1.2)	(7.4)	(1.3)
Amortization of deferred financing costs	(0.2)	(0.1)	(0.2)	(0.1)	(0.5)	(0.1)	(0.5)	(0.1)
Other, net	0.1	0.1	0.0	0.0	0.0	0.0	(0.1)	(0.1)
Income from continuing operations before income tax provision	5.1	2.5	6.5	3.6	24.2	4.0	17.9	3.2
Income tax provision	2.7	1.3	1.9	1.0	9.1	1.5	5.2	0.9
Income from continuing operations	2.4	1.2	4.6	2.6	15.1	2.5	12.7	2.3
Income from discontinued operations	0.0	0.0	0.5	0.2	0.1	0.0	0.7	0.1
Net income	$2.4	1.2%	$5.1	2.8%	$15.2	2.5%	$13.4	2.4%

We have three reportable segments: Bare Wire, Engineered Wire Products-Europe, and High Performance Conductors. The following table sets forth unaudited net sales and operating income for the periods presented in millions of dollars and percentages of totals:

	For the Three Months Ended				For the Nine Months Ended
	September 30, 2008		September 30, 2007		September 30, 2008		September 30, 2007
Net sales:
Bare Wire	$147.7	73%	$135.1	75%	$443.2	73%	$413.6	75%
Engineered Wire Products – Europe	18.0	9	15.7	9	59.5	10	49.8	9
High Performance Conductors	38.4	19	29.8	17	108.7	18	92.2	17
Eliminations	(0.7)	(1)	(0.6)	(1)	(1.7)	(1)	(1.5)	(1)
Total	$203.4	100%	$180.0	100%	$609.7	100%	$554.1	100%

Operating income:
Bare Wire	$3.3	41%	$5.5	55%	$16.3	50%	$15.0	52%
Engineered Wire Products – Europe	1.1	14	1.0	10	4.7	14	3.5	12
High Performance Conductors	3.6	45	3.6	35	11.8	36	10.2	36
Subtotal	8.0	100%	10.1	100%	32.8	100%	28.7	100%

Corporate	(0.2)		(0.8)		(0.7)		(2.8)
Total	$7.8		$9.3		$32.1		$25.9

Three Months Ended September 30, 2008 versus Three Months Ended September 30, 2007

Net sales were $203.4 million and $180.0 million for the three months ended September 30, 2008 and 2007, respectively. Sales for the three months ended September 30, 2008 were $23.4 million, or 13.0%, higher than comparable 2007 levels, as a result of an increase in our average cost and selling price of copper ($3.8 million), higher volume ($2.1 million), higher customer pricing/mix ($0.9 million), the impact of a stronger euro versus the U.S. dollar ($1.5 million) and sales from the Global Wire acquisition ($22.7 million). These factors were partially offset by a higher proportion of tolled copper shipped in the 2008 period compared to the 2007 period ($7.6 million). The average price of copper based upon COMEX decreased to $3.45 per pound for the three months ended September 30, 2008 from $3.48 per pound for the three months ended September 30, 2007.

Bare Wire segment net sales for the three months ended September 30, 2008 were $147.7 million, or an increase of $12.6 million, or 9.3%, from net sales of $135.1 million for the comparable 2007 period. This increase was primarily the result of higher volume to customers supplying the industrial/energy market ($2.0 million), increased customer pricing/mix ($2.6 million), an increase in our average cost and selling price of copper ($2.5 million) and sales from the Global Wire acquisition ($16.9 million). These increases were partially offset by lower volume to customers supplying the electronics/data communications, automotive and appliance markets ($3.8 million) and the impact of a higher proportion of tolled copper shipped in the 2008 period compared to the 2007 period ($7.6 million). Of the total pounds processed for the three months ended September 30, 2008 and 2007, respectively, 54.8% and 54.2% were from customers’ tolled copper.

Engineered Wire Products-Europe net sales of $18.0 million for the three months ended September 30, 2008 were $2.3 million, or 14.7%, higher than sales of $15.7 million for the 2007 period. This increase was the result of the impact of a stronger euro versus the U.S. dollar ($1.5 million), increased volume from improved customer demand in major markets ($0.9 million) and an increase in our average cost and selling price of copper ($0.2 million), partially offset by decreased customer pricing/mix ($0.3 million).

High Performance Conductors net sales of $38.4 million for the three months ended September 30, 2008 were $8.6 million, or 28.9%, higher than sales of $29.8 million for the 2007 period. This increase was the result of increased volume from improved customer demand in the aerospace and medical device markets ($3.1 million), an increase in our average cost and selling price of copper ($1.0 million) and the Global Wire acquisition ($5.9 million) which were partially offset by decreased customer pricing/mix ($1.4 million).

Cost of goods sold, exclusive of depreciation and amortization, as a percentage of sales increased to 88.2% for the three months ended September 30, 2008 from 86.9% for the same period in 2007. The increase of 1.3 percentage points was due to an increase in our average cost and selling price of copper (0.2 percentage points), the impact of the Global Wire acquisition (1.3 percentage points), inventory charges in the Bare Wire segment resulting from the decline in copper prices during the quarter (0.2 percentage points) and increased production costs, net of cost reductions including the impact of the Sherrill, New York plant cost structure (0.3 percentage points), partially offset by the impact of a higher proportion of tolled copper sales in 2008 compared to 2007 (0.4 percentage points) and higher customer pricing/mix (0.3 percentage points).

Selling, general and administrative expenses were $11.6 million for the three months ended September 30, 2008 compared to $10.7 million for the same period in 2007. This increase of $0.9 million was primarily from $0.3 million of increased transportation costs, $0.5 million of higher bad debt expense, $0.5 million of expenses from the Global Wire acquisition and $0.2 million of other cost increases, net partially offset by $0.6 million of lower stock –based compensation expense. These expenses, as a percent of net sales, decreased to 5.7% for the three months ended September 30, 2008 from 5.9% for the three months ended September 30, 2007, primarily from the impact of the Global Wire acquisition partially offset by previously-mentioned cost increases.

Depreciation and amortization was $4.6 million for the three months ended September 30, 2008 compared to $4.0 million for the same period in 2007. This increase of $0.6 million was primarily the result of the Global Wire acquisition and higher depreciation on property, plant and equipment on the Sherrill, New York plant that became operational in late 2007.

(Gain)/loss on sale of property, plant and equipment was $0.1 million in the 2008 period and ($0.5) million in the three months ended September 30, 2007. The 2007 gain represents the gain on the sale of a facility in Texas.

Operating income for the three months ended September 30, 2008 was $7.8 million compared to $9.3 million for the 2007 period, or an decrease of $1.5 million, or 16.1%. Bare Wire segment’s operating income of $3.3 million for the 2008 period was lower than operating income of $5.5 million for the 2007 period, primarily from lower sales volume to customers supplying the electronics/data communications, automotive and appliance markets, inventory charges resulting from the decline in copper prices during the quarter and higher depreciation and amortization, partially offset by higher customer pricing/mix and cost reduction initiatives. Engineered Wire Products-Europe operating income was $1.1 million, or an increase of $0.1 million from the 2007 period as the result of higher sales volume and a favorable currency exchange impact partially offset by lower customer pricing/mix and an increase in bad debt expense. High Performance Conductors operating income was $3.6 million, consistent with the 2007 period of $3.6 million primarily from increased sales volume offset by lower customer pricing/mix and inventory charges resulting from the decline in copper prices during the quarter. Operating income in the 2008 period also increased by $0.6 million from a reduced charge for stock-based compensation expense.

Interest expense was $2.6 million for both the three months ended September 30, 2008 and for the three months ended September 30, 2007. This was the result of the impact of higher levels of borrowings due to the Hamilton Products and Global Wire acquisitions, offset by lower interest rates in 2008.

Amortization of deferred financing costs was $0.2 million for both the three months ended September 30, 2008 and 2007.

Income tax provision was $2.7 million and $1.9 million for the three months ended September 30, 2008 and 2007, respectively. The Company’s effective tax rate was 52.4% for the three months ended September 30, 2007 and 29.2% for the three months ended September 30, 2007. The higher effective rate in 2008 was due to a change in the estimated annual effective rate and certain discrete items recorded in the quarter primarily related to foreign tax items. The lower effective tax rate in 2007 was primarily the result of changes in certain state tax laws.

Income from continuing operations was $2.4 million and $4.6 million for the three months ended September 30, 2008 and 2007, respectively, or a decrease of $2.2 million primarily from decreased operating income and a higher effective income tax rate.

Income from discontinued operations was $0.0 million and $0.5 million for the three months ended September 30, 2008 and 2007, respectively. The 2007 amount included a gain of $0.2 million from the sale of property, plant and equipment of the former Insulated Wire business.

As a result of the aforementioned changes, net income was $2.4 million, or $0.24 per basic and diluted share, and $5.1 million, or $0.51 per basic and $0.50 per diluted share, for the three months ended September 30, 2008 and 2007, respectively.

Nine Months Ended September 30, 2008 versus Nine Months Ended September 30, 2007

Net sales were $609.7 million and $554.1 million for the nine months ended September 30, 2008 and 2007, respectively. Sales for the nine months ended September 30, 2008 were $55.6 million, or 10.0%, above comparable 2007 levels, as a result of an increase in our average cost and selling price of copper ($42.8 million), higher volume ($4.0 million), higher customer pricing/mix ($11.5 million), the impact of a stronger euro versus the U.S. dollar ($6.6 million) and sales from the Global Wire acquisition ($22.7 million). These factors were partially offset by a higher proportion of tolled copper shipped in the 2008 period compared to the 2007 period ($32.0 million). The average price of copper based upon COMEX increased to $3.59 per pound for the nine months ended September 30, 2008 from $3.21 per pound for the nine months ended September 30, 2007.

Bare Wire segment net sales for the nine months ended September 30, 2008 were $443.2 million, or an increase of $29.6 million, or 7.2%, from sales of $413.6 million for the comparable 2007 period. This increase was primarily the result of of higher volume to customers supplying the industrial/energy market ($2.0 million), increased customer pricing/mix ($8.6 million), an increase in our average cost and selling price of copper ($37.2 million) and sales from the Global Wire acquisition ($16.9 million). These increases were partially offset by lower volume to customers supplying the electronics/data communications, automotive and appliance markets ($3.0 million) and the impact of a higher proportion of tolled copper shipped in the 2008 period compared to the 2007 period ($32.1 million). Of the total pounds processed for the nine months ended September 30, 2008 and 2007, respectively, 54.9% and 51.1% were from customers’ tolled copper.

Engineered Wire Products-Europe net sales of $59.5 million for the nine months ended September 30, 2008 were $9.7 million, or 19.4%, higher than sales of $49.8 million for the 2007 period. This increase was the result of the impact of a stronger euro versus the U.S. dollar ($6.6 million), increased volume from improved customer demand in major markets ($2.9 million) and an increase in our average cost and selling price of copper ($1.2 million), partially offset by decreased customer pricing/mix ($1.0 million).

High Performance Conductors net sales of $108.7 million for the nine months ended September 30, 2008 were $16.5 million, or 17.9%, higher than sales of $92.2 million for the 2007 period. This increase was the result of increased volume from improved customer demand in the aerospace and medical device markets ($2.3 million), an increase in our average cost and selling price of copper ($4.5 million), increased customer pricing/mix ($3.8 million) and sales from the Global Wire acquisition ($5.9 million).

Cost of goods sold, exclusive of depreciation and amortization, as a percentage of sales decreased to 86.8% for the nine months ended September 30, 2008 from 87.2% for the same period in 2007. The decrease of 0.4 percentage points was due to the impact of a higher proportion of tolled copper sales in 2008 compared to 2007 (0.8 percentage points) and higher customer pricing/mix (1.4 percentage points), partially offset by an increase in our average cost and selling price of copper (1.0 percentage points), the impact of the Global Wire acquisition (0.4 percentage points) and increased production costs, net of cost reductions including the impact of the Sherrill, New York plant cost structure (0.4 percentage points).

Selling, general and administrative expenses were $34.7 million for the nine months ended September 30, 2008 compared to $33.5 million for the same period in 2007. This increase of $1.2 million was the result of $1.4 million of increased transportation costs, $0.7 million of higher bad debt expense, $1.1 million of higher salaries and bonus accruals and $0.5 million of expenses from the Global Wire acquisition, partially offset by $1.7 million of lower stock –based compensation expense, $0.7 million of lower legal and professional fees and $0.1 million of other cost decreases, net. These expenses, as a percent of net sales, decreased to 5.7% for the nine months ended September 30, 2008 from 6.0% for the nine months ended September 30, 2007, primarily from the impact of the higher copper prices in 2008 compared to 2007 and the previously-mentioned cost increases.

Depreciation and amortization was $13.4 million for the nine months ended September 30, 2008 compared to $11.9 million for the same period in 2007. This increase of $1.5 million was primarily the result of the Global Wire acquisition and higher depreciation on property, plant and equipment on the Sherrill, New York plant that became operational in late 2007.

(Gain)/loss on sale of property, plant and equipment was $0.1 million in the 2008 period and ($0.6) million in the nine months ended September 30, 2007. The 2007 gain is primarily comprised of the gain on the sale of a facility in Texas.

Operating income for the nine months ended September 30, 2008 was $32.1 million compared to $25.9 million for the 2007 period, or an increase of $6.2 million, or 23.9%, with increases in all three segments. Bare Wire segment’s operating income of $16.3 million for the 2008 period increased by $1.3 million, or 8.7%, from $15.0 million for the comparable 2007 period, primarily from higher customer pricing/mix and cost reduction initiatives partially offset by lower sales volume, increased production costs and higher depreciation and amortization expense. Engineered Wire Products-Europe operating income was $4.7 million, or an increase of $1.2 million, or 34.3%, from the 2007 period of $3.5 million due to higher sales volume and a favorable currency exchange impact partially offset by lower customer pricing/mix and an increase in bad debt expense.

High Performance Conductors operating income was $11.8 million, or an increase of $1.6 million, or 15.7%, from the 2007 period of $10.2 million from increased customer pricing/mix and higher sales volume. Operating income in the 2008 period also increased by $2.1 million from a lower charge for stock-based compensation expense of $1.7 million and lower professional fees of $0.4 million.

Interest expense was $7.4 million for both the nine months ended September 30, 2008 and for the nine months ended September 30, 2007. This was the result of the impact of higher levels of borrowings due to the Hamilton Products and Global Wire acquisitions, offset by lower interest rates in 2008.

Amortization of deferred financing costs was $0.5 million for both the nine months ended September 30, 2008 and for the nine months ended September 30, 2007.

Income tax provision was $9.1 million and $5.2 million for the nine months ended September 30, 2008 and 2007, respectively. The Company’s effective tax rate for the nine months ended September 30, 2008 was 37.5% and 29.1% for the nine months ended September 30, 2007. The higher effective rate in 2008 was due to a change in the estimated annual effective rate and certain discrete items recorded in the third quarter primarily related to foreign tax items. The lower effective tax rate in 2007 was primarily the result of changes in certain state tax laws.

Income from continuing operations was $15.1 million and $12.7 million for the nine months ended September 30, 2008 and 2007, respectively, or an increase of $2.4 million primarily due to higher operating income, partially offset by an increase in the income tax rate.

Income from discontinued operations was $0.1 million and $0.7 million for the nine months ended September 30, 2008 and 2007, respectively. The 2007 amount included a gain of $0.2 million from the sale of property, plant and equipment of the former Insulated Wire business.

As a result of the aforementioned changes, net income was $15.2 million, or $1.53 per basic share and $1.48 per diluted share, and $13.4 million, or $1.33 per basic and $1.31 per diluted share, for the nine months ended September 30, 2008 and 2007, respectively.

Financial Condition

At the end of the third quarter, total cash and cash equivalents were $31.9 million, up $27.9 million from year-end 2007. During the first nine months of 2008, cash levels increased throughout the period and we used excess cash to reduce outstanding long-term debt borrowings. In the third quarter, we increased our levels of cash to protect our supply of incoming inventory during the credit crisis.

Accounts receivable increased $28.9 million, or 31.0%, from year-end 2007. This increase was primarily due to the Global Wire acquisition and to the increase in sales for the immediately preceding period and a slight increase in the number of day’s sales outstanding from 54 days at year-end 2007 to 56 days as of September 30, 2008. The allowance for doubtful accounts as a percentage of accounts receivable increased from 1.4% at December 31, 2007 to 1.5% as of September 30, 2008 reflecting an increase in the level of allowances as compared to the levels of accounts receivable at September 30, 2008 compared to December 31, 2007.

Inventories of $88.3 million as of September 30, 2008 increased by $30.9 million from December 31, 2007. This increase was the result of an increase in pounds of copper and other inventory held in the Bare Wire segment ($25.7 million), of which $9.6 million is due to the Global Wire acquisition, increased inventory levels and metal costs at HPC ($6.2 million), of which $5.9 million is due to the Global Wire acquisition, higher quantities in the Engineered Wire Products-Europe segment of ($1.3 million), partially offset by an increase in the LIFO reserve ($2.3 million). Inventory turns in the first nine months of 2008 decreased to 7.9 times from 9.6 times in 2007 primarily due to slower inventory turns of the Global Wire inventories and increased inventory quantities held in inventories.

Accounts payable were $55.5 million as of September 30, 2008, or an increase of $26.8 million from December 31, 2007 levels due to the Global Wire acquisition ($8.1 million), increased copper prices, more pounds purchased and the effect of the timing of payments. The December 31, 2007 level reflected reduced production activities due to the year-end holiday work schedules.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities and expands disclosures about fair value measurements. The statement applies whenever other pronouncements require or permit assets or liabilities to be measured at fair value. In February 2008, the FASB issued FASB Staff Position (“FSP FAS 157-2”). FSP FAS 157-2, which was effective upon issuance, delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value at least once a year, to fiscal years beginning after November 15, 2008. SFAS No. 157 was effective for the Company on January 1, 2008. The Company did not adopt the provisions of SFAS No. 157 as it relates to nonfinancial assets pursuant to FSP FAS No. 157-2. The adoption of SFAS No. 157 as it relates to financial assets and financial liabilities did not have an impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities – including an amendment to FASB Statement No. 115 (“SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective for the Company’s fiscal year beginning January 1, 2008. The Company has not adopted the fair value option for its current financial assets or liabilities. Accordingly, the adoption of SFAS No. 159 has not had an impact on its consolidated financial statements.

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

Liquidity and Capital Resources

Working Capital and Cash Flows

Net cash provided by operating activities was $27.1 million for the nine months ended September 30, 2008, compared to net cash provided by operating activities of $26.2 million for the nine months ended September 30, 2007. This improvement of $0.9 million was the result of increased net income ($1.8 million), increased accounts payable ($2.8 million), higher accrued payroll and payroll related items ($1.5 million), higher accrued and other liabilities ($1.9 million), higher accrued taxes ($4.5 million) and other, net ($1.5 million), partially offset by lower non-cash stock-based compensation expense ($1.7 million) and higher inventories ($11.4 million).

Net cash used in investing activities was $50.0 million for the nine months ended September 30, 2008, compared to $14.6 million for the nine months ended September 30, 2007. This increase in net cash used of $35.4 million resulted primarily from the acquisition of Hamilton Products for $9.1 million and Global Wire for $32.3 million and lower proceeds from the sale of property, plant and equipment of $2.9 million in the 2008 period, partially offset by lower capital expenditures of $5.9 million and $3.0 million for the HPC acquisition in the 2007 period.

Net cash provided by financing activities was $50.8 million for the nine months ended September 30, 2008, compared to net cash used in financing activities of $12.1 million for the nine months ended September 30, 2007, for a increase of $62.9 million. There were net borrowings of long-term obligations of $49.7 million for the nine months ended September 30, 2008, and net repaymemts of $10.7 million for the nine months ended September 30, 2007. The Company increased its borrowings by approximately $25.0 million at the end of the third quarter of 2008 to have additional cash available to protect the flow of incoming copper during the current credit crisis. In the 2008 period there were $1.1 million in proceeds from the issuance of common stock and $0.3 million in the 2007 period. There was $1.7 million used for the repurchase of common stock in the 2007 period.

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

Liquidity

We require cash to fund working capital, capital expenditures, debt service and taxes. Our working capital requirements generally increase when demand for our products increase or when copper, copper premiums, silver, nickel, tin and alloy costs increase significantly or rapidly. Currently, a $0.10 per pound fluctuation in the price of copper will have an approximate $2.9 million impact on our working capital. The average price of copper based upon COMEX decreased to $3.45 per pound for the three months ended September 30, 2008 from $3.48 per pound for the three months ended September 30, 2007. Copper prices continue to fluctuate, and the price of copper on the COMEX was $1.72 per pound as of November 6, 2008.

Our principal sources of cash are generated from operations and availability under our Revolver Credit Facility.

As of September 30, 2008, we had $31.9 million of unrestricted cash and cash equivalents. Actual borrowing availability under our Revolver Credit Facility is subject to a borrowing base calculation, generally based upon a percentage of eligible accounts receivable, inventory and property, plant and equipment. As of September 30, 2008, our borrowing base was $148.6 million and our outstanding indebtedness under the Revolver Credit Facility (including outstanding letters of credit) was $79.0 million, resulting in a remaining availability of $69.6 million.

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

Off-Balance Sheet Arrangements

We have not historically utilized off-balance sheet financing arrangements and have no such arrangements as of September 30, 2008. However, we do finance the use of certain facilities and equipment under lease agreements provided by various institutions. Since the terms of these agreements meet the definition of operating lease agreements, the sum of future lease payments is not reflected on our consolidated balance sheets. As of September 30, 2008, the future minimum lease payments under these arrangements totaled $6.8 million.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not ordinarily hold market risk sensitive instruments for trading purposes.

Interest Rate Risk

At September 30, 2008, approximately $67.9 million of the total $142.9 million of long-term debt, specifically, $67.8 million of borrowings under our Revolver Credit Facility, bear interest at variable rates. A hypothetical 1% increase in variable interest rates would increase our interest rate expense by $0.7 million based on the debt outstanding as of September 30, 2008. We are not currently engaged in any hedging activities.

Foreign Currency Risk

As of September 30, 2008, we had operations in Belgium, France and Italy. Our operations may, therefore, be subject to volatility because of currency fluctuations. Sales and expenses are denominated in the euro for the Belgium, French and Italian operations. As a result, these operations are subject to fluctuations in the relative value of the euro versus other currencies. We evaluate from time-to-time various currency hedging programs that could reduce the risk.

In terms of foreign currency translation risk, we are exposed primarily to the euro. Our net foreign currency investment in foreign subsidiaries and affiliates translated into U.S. dollars using month-end exchange rates at September 30, 2008 and year-end exchange rates at December 31, 2007, was $31.0 million and $28.4 million, respectively.

At September 30, 2008, we had no financial instruments outstanding that were sensitive to changes in foreign currency exchange rates.

Commodity Price Risk

The principal raw material used in our products is 5/16 inch copper rod, which is sourced either directly from world copper producers or through rod mill operators in North America and Europe. Copper rod prices are based on market prices, which are generally established by reference to the COMEX prices, plus a premium charged to convert copper cathode to copper rod and deliver it to the required location. As a worldwide traded commodity, copper prices have historically been subject to fluctuations. The average price of copper based upon COMEX decreased to $3.45 per pound for the three months ended September 30, 2008 from $3.48 per pound for the three months ended September 30, 2007. While fluctuations in the price of copper may directly affect the per unit prices of our products, these fluctuations have not had, nor are expected to have, a material impact on our profitability due to copper price pass-through arrangements that we have with our customers. These sales arrangements are based on similar variations of monthly copper price formulas. Use of these copper price formulas minimizes the differences between raw material copper costs charged to the cost of sales and the pass-through pricing charge to customers. However, a severe increase in the price of copper could negatively impact our short-term liquidity because of the period of time between our purchase of copper at an increased price and the time at which we receive cash payments after selling end products to customers reflecting the increased price. Currently, a $0.10 per pound fluctuation in the price of copper will have an approximate $2.9 million impact on our working capital.

Tin is also a component in our products in the Bare Wire and High Performance Conductors segments. For the three months ended September 30, 2008, the average price of tin increased by 37% compared to the three months ended September 30, 2007. The High Performance Conductors segment also uses silver and nickel. For the three months ended September 30, 2008, the average price of silver increased by 17% and the average price of nickel decreased by 37% compared to the three months ended September 30, 2007. The cost of silver, nickel and tin is generally passed-through to our customers through a variety of pricing mechanisms. Our price of silver includes a margin and consequently market fluctuations in the price of silver can result in an increase or decrease in profitability at a given volume.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Form 10-Q, conducted under the supervision of and with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), such officers have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and are operating in an effective manner. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure. This evaluation excluded the internal control over financial reporting of Global Wire Inc. ("Global") which the Company acquired on July 1, 2008. Management did not have adequate time to gather sufficient evidence about the design and operating effectiveness of internal control over financial reporting for Global from the date of acquisition through September 30, 2008; therefore, Management was not able to perform an evaluation with respect to the effectiveness of internal control over financial reporting for Global. As of September 30, 2008 and for the quarter then ended, the total assets and net revenues of Global comprised 9.1% and 11.3%, respectively, of the consolidated total assets and net revenues of the Company.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS

During the three months ended September 30, 2008, there have been no material developments in the Company’s legal proceedings. For more detailed information, see the disclosures provided in Note 14 to the unaudited condensed consolidated financial statements in this Form 10-Q and Note 16 to our Consolidated Financial Statements and in “Item 3–Legal Proceedings” set forth in our 2007 Form 10-K.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our 2007 Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The Risk Factors included in our 2007 Form 10-K have not materially changed. The risks described in our 2007 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

INTERNATIONAL WIRE GROUP, INC.

Dated: November 7, 2008	By:	/s/ GLENN J. HOLLER
	Name:	Glenn J. Holler
	Title:	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer) and Secretary

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

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

