Form 10-K
period 2008-12-31
INTERNATIONAL WIRE GROUP INC
filed 2009-03-12
CIK 947429

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $56,121,307 based on the last sale price as reported on the OTC Pink Sheets as of June 30, 2008. Shares of Common Stock held by each executive officer, director, and shareholders with beneficial ownership of greater than 10% of the outstanding Common Stock of the registrant and persons or entities known to the Company to be affiliates of the foregoing have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

APPLICABLE ONLY TO ISSUERS INVOLVED IN
BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑     No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 27, 2009

Common Stock, $0.01 par value per share	9,986,202 shares

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s 2009 annual meeting of stockholders is incorporated by reference in Part III.

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

Overview

We, together with our subsidiaries, manufacture and market wire products, including bare and tin-plated copper wire, engineered products and high performance conductors, for other wire suppliers, distributors and original equipment manufacturers or “OEM’s”. Our products include a broad spectrum of copper wire configurations and gauges with a variety of electrical and conductive characteristics and are utilized by a wide variety of customers primarily in the aerospace, appliance, automotive, electronics and data communications, general industrial/energy and medical device industries. We manufacture and distribute our products at 19 facilities located in the United States, Belgium, France and Italy. We operate our business in the following three segments:

•	Bare Wire. Our bare and tin-plated copper wire products (or conductors) are used to transmit digital, video and audio signals or conduct electricity and are sold to a diverse customer base of over 1,000 insulated wire manufacturers and various industrial OEM’s for use in electronics and data communications, general industrial, energy, appliances, and automotive markets.

•	Engineered Wire Products — Europe. Our bare copper wire products are engineered and used to conduct electricity either for power or for grounding purposes and are sold to a diverse customer base of various OEM’s for use in electrical appliances, power supply, aircraft, railway and automotive markets.

•	High Performance Conductors. Our High Performance Conductors segment manufactures specialty high performance conductors which include tin, nickel and silver-plated copper and copper alloy conductors including standard and customized high and low temperature conductors as well as specialty film insulated conductors and miniature tubing products. These products are used by a variety of customers in the commercial and military aerospace and defense, electronics and data communication, industrial, automotive and medical electronics and device markets.

We were organized in 1995 as Omega Wire Corp. and subsequently changed our name to International Wire Group, Inc. We are incorporated in the state of Delaware. Our principal executive offices are located at 12 Masonic Avenue, Camden, New York, and our telephone number at such address is (315) 245-3800. Our internet address is http://itwg.client.shareholder.com. Our filings with the Securities and Exchange

Commission, or SEC, are available free of charge through our website as soon as reasonably practicable after being electronically filed with or furnished to the SEC. Information on our website is not part of this report.

Acquisitions

On January 2, 2008, we acquired the assets and operations of Hamilton Products, Inc. and the related real estate owned by JPS Holdings, LLC (collectively “Hamilton Products”). Hamilton Products was formed in 1994 and is a manufacturer and marketer of braided wire products serving the aerospace and industrial markets. The acquisition of Hamilton Products complements our existing braiding operations in both the United States and Europe and expands our aerospace business. Under the asset purchase agreement, we purchased the assets, operations and certain liabilities for $9.3 million in cash, subject to a working capital adjustment of ($0.1) million. The acquired Hamilton Products’ manufacturing facility is located in Sherburne, New York.

On July 1, 2008, we completed the acquisition of the U.S. assets and operations of Global Wire Inc. and its subsidiaries (“Global Wire”) and certain equipment owned by an affiliated company. The acquired Global Wire operations involve the manufacture and marketing of both bare wire and high temperature silver and nickel plated products for the aerospace, electronics and data communications and industrial markets. The acquisition of Global Wire expands and complements our existing operations in the United States, especially in high temperature products for the aerospace market. Under the terms of the asset purchase agreement, we acquired the assets and operations of Global Wire’s plants located in Littleton, New Hampshire and Jewett City, Connecticut. The Littleton, New Hampshire plant was purchased outright, and the Jewett City, Connecticut plant is leased, with an option to purchase at a later date for $0.8 million, subject to adjustment. In addition, certain equipment purchased has been moved from Israel to the U.S. plants. We paid a purchase price of $32.0 million in cash, subject to a working capital adjustment of ($1.2) million.

Products and Markets

A portion of our revenue is derived from processing customer-owned (“tolled”) copper. The value of tolled copper is excluded from both our sales and costs of sales, as title to these materials and the related risks of ownership do not pass to us at any time. The remainder of our sales include non-customer owned (“owned”) copper. Accordingly, for these sales, copper is included in both orders and cost of sales. In order to compare tolled customers with non-tolled customers, we sometimes refer to “adder sales”, which is the net sales from our products less, if applicable, the invoiced amounts of owned copper and certain other metals.

At December 31, 2008, we had three reportable segments: Bare Wire, Engineered Wire Products — Europe and High Performance Conductors. These segments are strategic business units organized around three product categories that follow management’s internal organization structure. We evaluate segment performance based on segment operating income. See Note 14 to our consolidated financial statements for segment reporting. The following is a description of our primary products and markets served:

Bare Wire Segment (72% of 2008 Consolidated Net Sales)

Our external sales of bare wire products are primarily to wire insulators, who apply insulating materials to the bare wire through an extrusion process. These wire insulators are located primarily in the United States, Canada and Mexico and sell their insulated wire to a variety of customers in the following markets:

•	appliance (approximately 8% of total 2008 Bare Wire adder sales);

•	automotive (approximately 16% of total 2008 Bare Wire adder sales);

•	electronics and data communications (approximately 27% of total 2008 Bare Wire adder sales) including broadcast/video, audio/microphone/sound for entertainment, medical, safety and security control, local area network (“LAN”) and computer system applications; and

•	industrial/energy (approximately 49% of total 2008 Bare Wire adder sales) including heating, ventilating and air conditioning (“HVAC”), circuit protection, digital and cellular phone tower, elevator, mining and oil exploration, mass transit, utility power distribution, wind turbine, oil and water well, transformers and fuse link, welding and irrigation applications.

We manufacture a broad array of bare and tin-plated copper conductors including the following:

•	Single End Wire. Single end wire is an individual wire drawn to the customer’s size requirements ranging from .16 to .00157 inches in diameter (6 American Wire Gauge (“awg”) to 46 awg). Single end wire is capable of transmitting signals or electrical currents between two points and is used to transmit digital, video and audio signals or low voltage current in a variety of wire products used in motor controls, local area networks, security systems, television or telephone connections and water sprinkler systems. Single end wire is generally the least expensive form of wire to produce due to its simple configuration.

•	Stranded Wire. Stranded wire is comprised of a number of single end wires twisted together in a specific geometric pattern that preserves each individual wire’s relative position for the length of the wire. Stranded wire, like single end wire, transmits digital, video and audio signals or low voltage current. However, stranded wire is more flexible and capable of connecting multiple terminals allowing a wider range of applications. Stranded wire is generally used in products that connect peripherals to the personal computer (“PC”), connect the internal components of the PC, and control HVAC, security and other functions inside buildings. In addition, stranded wire is used in antilock braking systems, airbag systems, utility power distribution and circuit breakers.

•	Bunched Wire. Bunched wire is formed by twisting a number of single end wires in a random pattern. Bunched wire allows increased flexibility while maintaining conductivity. This type of wire is the primary wire used in appliance and automotive wire harnesses. In addition, bunched wire is commonly used for transmission of electrical current in lighting fixture cords, extension cords and power cords for portable, power hand tools.

•	Cabled Wire and Braided Wire. Cabled wire and braided wire are combinations of single, bunched or stranded wire twisted together in various patterns and thickness. These wires transmit electrical current and are typically used in mining, mass transportation, automotive, utility power distribution and other industrial applications.

•	Shielding Wire. Shielding wire is comprised of varying numbers of single end wires that are wound together in parallel construction around a bobbin. Shielding wire does not transmit signals or voltage but rather shields the signal traveling through the core conductor from outside interference. This type of wire is primarily used in data communication applications, telecommunications equipment, cable television equipment and security systems.

Engineered Wire Products — Europe Segment (10% of 2008 Consolidated Net Sales)

Our sales of engineered wire products in Europe are primarily specialty braids, ropes, connections and flexible bars. These products are sold to OEM’s who use our products as component parts in items such as circuit breakers, panel boards, transformers, power generating systems and transportation equipment. Our sales are to a variety of customers in the following markets:

•	electrical appliances (approximately 40% of total 2008 Engineered Wire Products — Europe net sales);

•	power supply (approximately 29% of total 2008 Engineered Wire Products — Europe net sales);

•	aircraft and railway (approximately 14% of total 2008 Engineered Wire Products — Europe net sales); and

•	automotive (approximately 17% of total 2008 Engineered Wire Products — Europe net sales).

We manufacture specialty braids, ropes, connections and flexible bars using copper as the primary raw material with either insulating material, strips or terminals. In addition, we manufacture braided wire which is sold as a component part or we apply either insulating material and/or types of terminals to meet customers’ specifications.

High Performance Conductors Segment (18% of 2008 Consolidated Net Sales)

Our High Performance Conductors segment manufactures specialty high performance conductors which include tin, nickel and silver plated copper and copper alloy conductors including standard and customized high and low temperature conductors as well as specialty film insulated conductors and miniature tubing products.

Our external sales of high performance conductors in the United States, Europe and Asia are primarily directly to distributors and to wire insulators that manufacture wire and cable products by applying insulation, through a variety of processes, for applications in high temperature environments. Our High Performance Conductors segment film insulated and tubing products are sold to medical device manufacturers either directly or through our manufacturer’s representatives specializing in the medical market which are sold under our “MinVasive” brand. Our High Performance Conductors segment products are sold to a variety of customers in the following markets:

•	commercial and military aerospace and defense (approximately 44% of total 2008 High Performance Conductors net sales) including commercial and military aircraft wiring, avionics, defense weapons and security systems, commercial and defense satellite systems;

•	electronics and data communication (approximately 24% of total 2008 High Performance Conductors net sales) including consumer electronics, test equipment, data and voice communication systems;

•	industrial and automotive (approximately 18% of total 2008 High Performance Conductors net sales) including industrial power systems, heat and freeze control systems, automotive and geophysical applications; and

•	medical electronics and devices (approximately 14% of total 2008 High Performance Conductors net sales) including medical diagnostic and test equipment and components for minimally invasive medical devices.

Marketing

We sell our products through a combination of direct (company employed) sales people and manufacturers’ representatives. Our sales organization is supported by an internal marketing staff and customer service groups. Collectively, these departments act as a bridge between our customers and our production and engineering staff. Our engineers work directly with customers in manufacturing the wire products to the customers’ exact specifications. In addition, engineers work closely with our production managers, quality supervisors and customer service representatives to ensure the timely delivery of quality products.

Key Customers

We sell our products primarily to copper wire insulators, distributors and OEM’s who then sell to a diverse array of end users. For the year ended December 31, 2008, we had significant sales to General Cable Corporation, which represented 11% of our consolidated net sales.

International Operations

We currently have operations in Belgium, France and Italy. For the years ended December 31, 2008, 2007 and 2006, approximately 10% of our consolidated net sales originated from these foreign operations. We have a manufacturing facility in Vinovo, Italy and two facilities in Saint-Chamond, France as well as a sales/distribution facility in Puurs, Belgium. See Note 14 to our consolidated financial statements included herein for further information about our international operations.

We are subject to risks generally associated with international operations, including price and exchange controls and other restrictive actions. In addition, fluctuations in currency exchange rates may affect our results of operations. See “Item 1A. Risk Factors” and “Item 7A. Qualitative Disclosures about Market Risk” for further discussion about our foreign currency risk.

Raw Materials

The principal raw material used in our products is 5/16 inch copper rod, which is sourced either directly from world copper producers or through rod mill operators in North America and Europe. A significant percentage of our total copper is purchased from four major suppliers. Copper rod prices are based on market prices, which are generally established by reference to the New York Mercantile Exchange, Inc. (“COMEX”) prices, plus a premium charged to convert copper cathode to copper rod and deliver it to the required location. Copper prices are affected by a number of factors, including worldwide demand, mining and transportation capacity, political instability and financial markets. Copper supply is generally affected by the number and capacity of the mines that produce copper. For instance, production problems at a single major mine can impact worldwide supply and therefore prices.

In order to reduce the potential negative impact of fluctuations in the price of copper, we have copper price pass-through arrangements with our customers based on variations of monthly copper price formulas. These pass-through arrangements are less effective when copper prices are volatile. Additionally, these pass-through arrangements do not apply to the scrap which is created in the production process (and subsequently sold as scrap sales), as the base price for the copper in the scrap sales may be more or less than the base price at the time we acquired the copper. Changing copper prices may adversely affect both profitability and liquidity depending on the magnitude of these changes, the timing of purchases, quantity levels and the applicable account receivable and payable payment terms.

Moreover, since we generally do not obtain long-term purchase commitments, our customers may cancel, reduce or delay their orders if they believe copper prices will be falling (in order to purchase our products at lower prices in the future) or in response to increases in copper prices. Additionally, declining copper prices can result in inventory charges, increasing our costs of goods sold and negatively impacting profitability. Conversely, a severe increase in the price of copper can negatively impact our short-term liquidity because of the period of time between our purchase of copper at an increased price and the time at which we receive cash payments after selling end products to customers reflecting the increased price.

Tin is also a component in our products in the Bare Wire and High Performance Conductors segments. The High Performance Conductors segment also uses silver and nickel. The cost of silver, nickel and tin is generally passed through to our customers through a variety of pricing mechanisms. Our price of silver includes a margin and market fluctuations in the price of silver can result in an increase or decrease in profitability at a given volume.

We order material based on purchase orders received and accepted and seek to minimize the inventory of material not identified for specific orders. We work with our suppliers to develop just-in-time supply systems which reduce inventory carrying costs. Generally, we do not have long-term purchase agreements with our suppliers.

Manufacturing and Distribution

We are committed to the highest quality standards for our products, a standard maintained in part by continuous improvements to our production processes and upgrades to and investments in our manufacturing equipment. Our equipment can be adapted to satisfy the changing needs of our customers. We maintain advanced quality assurance and testing equipment to ensure the products we manufacture will consistently meet customer quality requirements. The following is a description of our manufacturing and distribution facilities and processes for our major product lines.

Bare Wire

As of December 31, 2008, we had twelve facilities dedicated to the production and distribution of bare wire products in the United States. Eight of these facilities are located in New York, one in Indiana, one in Texas, one in California and one in Connecticut. The manufacturing of bare wire consists of one or more of the following four processes: wire drawing, plating, bunching and stranding and cabling.

•	Wire Drawing Process. Wire drawing is a multi-step process in which raw copper material, primarily 5/16-inch copper rod, is drawn through a series of dies of decreasing diameter.

•	Plating Process. After being drawn, our wire products may be plated through an electroplating process. We have the capability to plate copper wire with tin. Approximately 35% of our bare wire products are plated with tin. The plating process prevents the bare copper from oxidizing and also allows the wire to be soldered, which is an important quality in many electrical applications.

•	Bunching and Stranding Process. Bunching and stranding is the process of twisting together single strand wires to form a construction ranging from seven to over 200 strands. If the wire is bunched, the individual strands of wire are twisted together in a random pattern. Stranded wire is composed of a number of single end wires twisted together in a specific geometric pattern where each strand’s relative position is maintained throughout the length of the wire.

•	Cabling Process. Cabling is the process of twisting bunched wire to form a construction ranging from 49 to 47,000 strands.

Engineered Wire Products — Europe

As of December 31, 2008, we had three facilities dedicated to the production and distribution of specialty wire products in Europe, two located in France and one located in Italy. The manufacturing of the specialty wire engineered products in Europe consists of obtaining copper stranding or strips and applying either insulating material and/or types of terminals to meet the customers’ specifications.

High Performance Conductors

Our High Performance Conductors segment has three facilities dedicated to the production and distribution of high performance conductor and medical device products in the United States, one located in South Carolina, one located in Georgia and one located in New Hampshire. In addition, there is a sales/distribution facility in Belgium. The manufacturing of high performance conductors consists of one or more of the following four processes: wire drawing, plating, bunching and stranding and cabling.

•	Wire Drawing Process. Wire drawing is a multi-step process in which raw materials, primarily copper, and to a lesser extent, aluminum, copper-clad steel, copper-clad aluminum and various copper alloys, are drawn through a series of dies of decreasing diameter.

•	Plating Process. After being drawn, our wire products may be plated through a tin, silver or nickel electroplating process. Approximately 95% of our high performance conductors products are plated with one of these materials. The plating processes are used to prevent the copper wires from oxidizing. Additionally, silver and tin plating improves the solderability of wires, and nickel plating allows copper wires to be used in high-temperature applications.

•	Bunching and Stranding Process. Bunching and stranding is the process of twisting together single strand wires to form a construction ranging from seven to over 100 strands. If the wire is bunched, the individual strands of wire are twisted together in a random pattern. Stranded wire is composed of a number of single end wires twisted together in a specific geometric pattern where each strand’s relative position is maintained throughout the length of the wire.

•	Cabling Process. Cabling is the process of twisting bunched wire to form a geometric construction ranging from 49 to over 2,000 strands.

Additionally, our facility in Georgia manufactures medical grade products that utilize two additional processes: film insulated and tubing.

•	Film Insulated. Film insulating is the process of coating bare or silver plated wires with insulating materials such as polyethylene or polyimide. This process is performed over multiple passes in an oven that cures the film being applied.

•	Tubing. Tubing is the process of removing the copper mandrel (wire) from a previously film insulated product in order to create a tube with very thin walls and a precise internal dimension. This tube is then flushed with acid to remove contaminant materials, rinsed, dried and cut to size.

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

Employees

As of December 31, 2008, we employed approximately 1,600 full time employees. We believe that we have a good relationship with our employees. None of our employees are represented by a labor union.

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

Executive Officers of the Registrant

Set forth below are the names and positions of the executive officers of our company as of December 31, 2008.

Name	Age	Position(s)

Rodney D. Kent	61	Director and Chief Executive Officer
Glenn J. Holler	61	Senior Vice President, Chief Financial Officer and Secretary
Donald F. DeKay	54	Vice President — Finance
Chrysant E. Makarushka	68	Vice President — Purchasing and Logistics
Martin G. Dew	46	President of IWG High Performance Conductors, Inc.

Rodney D. Kent is Chief Executive Officer of our Company and has held such position since June 1, 2005. Previously, Mr. Kent served as our President and Chief Operating Officer and he held that position from May 2000 to June 1, 2005. Mr. Kent also serves as a director of our Company and has been a director since June 1995. He served as a director when we filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code and throughout the bankruptcy proceedings. Mr. Kent also serves as director of Oneida Financial Corp. and Chairman of the Board and director of Prime Materials Recovery, Inc.

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

We maintain an Internet website at http://itwg.client.shareholder.com where our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available without charge, as soon as reasonably practicable following the time they are filed with or furnished to the SEC.

We will provide upon written request and without charge a printed copy of our Annual Report on Form 10-K. To obtain such a copy, please write to Secretary, International Wire Group, Inc., 12 Masonic Avenue, Camden, New York 13316.

Item 1A.	Risk Factors.

Risks Related to Our Business

As a result of the current recession in the economies of the United States and many other countries and volatility and uncertainty in global capital and credit markets, a number of the risks we normally face may increase. These include:

•	Reduced consumer and industrial demand for the products our customer’s manufacture, notably aerospace, automobiles, electronics/data communications and industrial products, resulting in lower demand for the products we sell.

•	Increased price competition resulting in lower sales, profitability and cash flow.

•	Deterioration in the financial condition of our customers resulting in reduced sales, an inability to collect receivables, payment delays or potentially bankruptcy or insolvency which would also reduce the borrowing base under our Revolving Credit Facility.

•	Increased risk of insolvency of financial institutions, which may limit our liquidity in the future or adversely affect our ability to use our Revolving Credit Facility.

•	Increased turmoil in the financial markets which may limit our, our customers’ or suppliers’ ability to access required financing or may result in the imposition of terms for such financing that are more restrictive or costly than in the past. Specifically, our vendors may further reduce our payment terms.

•	Increased risk that our cash and cash equivalents may not be as liquid as we anticipate.

Demand for a portion of our products is highly dependent on the aerospace, automotive, appliance, electronics and data communication, general industrial/energy and medical device markets.

The demand for our products depends, in part, upon the general economic conditions of the aerospace, automotive, appliance, electronics and data communication, general industrial/energy and medical device markets in which our customers compete. To the extent these industries experience weakened demand, our revenues and profitability could suffer. Downward economic cycles may result in lower sales, which may reduce our ability to make payments on our financial obligations or impact the value of our common stock.

The price of copper, the principal raw material used in our products, as well as the prices of silver, nickel, and tin, which are also used in our products, are subject to price fluctuations and may negatively impact our profitability and/or liquidity.

The principal raw material used in our products is 5/16 inch copper rod, which is sourced either directly from world copper producers or through rod mill operators in North America and Europe. Copper rod prices are based on market prices, which are generally established by reference to the New York Mercantile Exchange, Inc. (“COMEX”) prices. As copper is a world-traded commodity, its price has historically been subject to fluctuations. For the year 2008, the high monthly average COMEX price was $3.94 per pound for April and the low monthly average COMEX price was $1.39 per pound for December.

Volatile copper prices may adversely affect both profitability and liquidity, depending on the magnitude of these changes, the timing of purchases, quantity levels and the applicable account receivable and payable payment terms. In addition, since we generally do not obtain long-term purchase commitments (as discussed further below), our customers may cancel, reduce or delay their orders if they believe copper prices will be falling (in order to purchase our products at lower prices in the future) or in response to increases in copper prices. Additionally, declining copper prices can result in inventory charges, increasing our costs of goods sold and negatively impacting profitability.

Severe increases in the price of copper could also negatively impact our short-term liquidity because of the period of time between our purchase of copper at an increased price and the time at which we receive cash payments after selling end products to customers reflecting the increased price. While we expect the continued use of pass-through arrangements, there can be no assurance that we will continue to be able to pass-through the costs of copper or that our pass-through arrangements will be effective in minimizing the impact to our profitability, especially when copper prices are volatile.

While we expect the continued use of pass-through arrangements for the cost of silver, nickel and tin, there can be no assurance that we will continue to be able to pass-through the costs of silver, nickel and tin or that our pass-through arrangements will be effective in minimizing the impact to our profitability, especially when raw material prices are volatile. Additionally, since our price of silver includes a margin, decreases in the price of silver decrease profitability at a given volume.

Disruptions in the supply of copper and other raw materials used in our products could cause us to be unable to meet customer demand, which could result in the loss of customers and net sales.

The principal raw material used in our products is 5/16 inch copper rod, which is sourced either directly from world copper producers or through rod mill operators in North America and Europe. Other significant raw materials that we use are silver, nickel and tin. There are a limited number of domestic and foreign suppliers of copper rod and these other raw materials. A significant percentage of our total copper is purchased from four major suppliers. Generally, we do not have long-term purchase agreements with our suppliers. If we are unable to maintain good relations with our suppliers or if there are any business interruptions at our suppliers for any reason, including, without limitation, natural catastrophes, their business failure, financial difficulties, strikes or an inability to obtain raw materials, we may not have access to a sufficient supply of raw materials. If we lose one or more key suppliers and are unable to locate an alternative supply, we may not be able to meet customer demand, which could result in the loss of customers and net sales.

We generally do not obtain long-term volume purchase commitments from customers, and, therefore, cancellations, reductions in production quantities and delays in production by our customers could reduce our operating income and cash flows.

We generally do not obtain firm, long-term purchase commitments from our customers and we continue to experience reduced lead-times in customer orders. Customers may cancel, reduce or delay their orders. Order cancellations, reductions or delays by a significant customer or by a group of customers have harmed and could continue to harm our operating results. Furthermore, our customers and potential customers could decide to manufacture in-house the products we offer and could also sell products that compete with us. To be successful, we must excel in terms of service, product quality and price not only compared to our direct competitors but also compared to our customers’ internal manufacturing capabilities.

In addition, we make significant decisions, including determinations regarding the level of business we will seek and accept production schedules, component procurement commitments, personnel needs and other resource requirements, based on our estimates of customer requirements. The short-term nature of our customers’ commitments and the possibility of rapid changes in demand for their products impair our ability to estimate our future customer requirements accurately. As a consequence of the above factors, many of which are beyond our control, our operating results may vary significantly.

The loss of a significant customer could significantly reduce our sales and impact our long-lived assets as well.

General Cable Corporation represented 11% of our consolidated net sales for the year ended December 31, 2008. The loss of General Cable Corporation or any other key customer, or any material reduction in their orders or in their orders from their customers, would reduce our revenues and could result in the impairment of property, plant and equipment, goodwill or identifiable intangibles.

Some of our large customers have in-house wire production facilities and we may be disproportionately affected by an economic downturn.

Some of our large customers have in-house or “captive” wire production facilities. During economic downturns, customers with in-house wire production facilities generally decrease orders to outside suppliers before reducing in-house wire production. As a result, we may be disproportionately impacted by a downturn.

Changes in revenue may not correlate with changes in our business, because the changes in revenue may be caused by changes in the price of copper and other raw materials or the proportion of tolled copper.

We include the cost of non-customer owned copper and other raw materials in both net sales and costs of good sold even though we have price pass-through arrangements with our customers for copper and certain other raw materials. This may result in our net sales not correlating with changes in our business. For example, our 2007 net sales decreased by $18.1 million compared to 2006, but if copper prices had been the same as 2006, our net sales would have decreased by $53.5 million assuming nothing else in 2007 would have changed. Additionally, our 2006 net sales increased by $324.2 million compared to 2005, but if copper prices had been the same as 2005, our net sales would have increased by $103.1 million assuming nothing else in 2006 would have changed.

A portion of our revenue is derived from processing customer-owned (“tolled”) copper, which means that our customer supplies us the copper (instead of our buying the copper). Unlike the remainder of our sales that are from non-customer owned (“owned”) copper, the value of tolled copper is excluded from both our sales and costs of sales, as title to these materials and the related risks of ownership do not pass to us at any time. This may result in our net sales not correlating with changes in our business. For example, our 2007 net sales decreased by $18.1 million compared to 2006, but if the proportion of tolled copper had remained the same as 2006, our net sales would have increased by $78.2 million assuming nothing else in 2007 would have changed.

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

The results of vigorous competition could result in price compression, reduced sales, margin pressure or loss of market share, thereby affecting our future earnings. Moreover, wire manufacturers must provide increasingly rapid product turnaround for their customers. On occasion, customers may require rapid increases in production, which can stress our resources and reduce operating margins. We may not have sufficient capacity at any given time to meet all of our customers’ demands concurrently. In addition, because many of our operating expenses are relatively fixed, a reduction in customer demand can dramatically harm our gross margins and operating results on a short term basis. Customers often expect decreased prices over time. Furthermore, an increase in imports of products competitive with our products could adversely affect our sales.

Our inability to continue to achieve productivity improvements may adversely affect profitability.

We have experienced pressures on the pricing of our products over the past few years and expect pricing pressure to continue for the foreseeable future. A component of our business strategy is to increase our profitability by lowering costs through improving our processes and productivity. In the event we are unable to continue to implement measures improving our manufacturing techniques and processes, we may not achieve desired efficiency or productivity levels, and our profitability may decline. In addition, productivity increases are related in part to factory utilization rates.

Growth through acquisitions is a significant part of our strategy, and we may not be able to successfully identify, finance or integrate acquisitions in order to grow our business.

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

The process of integrating our acquisitions or expanding our business may create unforeseen operating difficulties and expenditures and is risky. We may not be able to realize the benefits expected from such acquisitions. The areas where we face risks include:

•	We may not be able to integrate the new acquisition or expansion into our existing operations successfully. Integration may pose risks with respect to production, customer service and market share of existing operations.

•	The property or asset may fail to meet our estimate of profitability, either temporarily or for a longer time. We may fail to achieve potential revenue enhancements and potential cost savings.

•	Our managements’ time and focus may be diverted from operating our existing business.

•	We may experience cultural challenges associated within integrating employees from the acquired company into our organization.

•	We may be unable to retain key employees from the acquired business.

•	We may acquire businesses that are subject to technological or competitive risks.

•	We may incur future goodwill impairment charges with respect to the acquired assets.

We may in the future incur goodwill, other intangible assets and long-lived asset impairment charges.

At December 31, 2008, we had goodwill and other intangible assets of $88.3 million and property, plant and equipment of $113.0 million. While we believe the estimates and judgments about future cash flows used in the goodwill, other intangible assets and long-lived assets impairment tests are reasonable, we cannot provide assurance that future impairment charges will not be required if the expected cash flow estimates as projected by management do not occur, especially if the current economic recession continues for a lengthy period or becomes more severe. We test for goodwill impairment annually and between annual tests if an event occurs or if circumstances change that indicate the fair value of a reporting unit is below the unit’s carrying amount.

If the financial condition of our customers declines, our credit risks could increase

Although we have a process to administer credit and believe our reserve for bad debts is adequate, in the future we may experience losses as a result of our inability to collect our accounts receivable. If our customers fail to meet their payment obligations to us, we could experience reduced cash flows and losses in excess of amounts reserved. Some customers are thinly capitalized and/or marginally profitable such as our customers supplying the automotive market.

We depend heavily on our key employees, and the loss of key employees could harm our business.

Our ability to provide high-quality products and levels of service depends in part on our ability to retain our skilled personnel in the areas of product engineering, manufacturing and sales. Our success is also dependent on the management and leadership skills of our senior management team. The loss of any of these individuals or an inability to attract and retain additional personnel could prevent us from implementing our business strategy. The loss of our key employees who have intimate knowledge of our manufacturing process could lead to increased competition to the extent that those employees are hired by a competitor and are able to recreate our manufacturing process. We do not have employment agreements with any of our key employees, except for Rodney D. Kent and Glenn J. Holler.

If our relationship with our employees deteriorates, our business could suffer.

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

Approximately 10% of our net sales for the year ended December 31, 2008 were attributable to production facilities located outside of the United States. Because we have broad geographic coverage, we have exposure to political and economic risks. Along with the risks associated discussed above, international operations pose special, additional risks, including:

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

Disagreements about patents and intellectual property rights occur in our industry. Sometimes these disagreements are settled through an agreement for one party to pay royalties to another. The unfavorable resolution of an intellectual property dispute could preclude us from manufacturing and selling certain products, could require us to pay a royalty on the sale of certain products, or could impair our competitive advantage if a competitor wins the right to sell products for which we believe we own the intellectual property. Intellectual property disputes could result in legal fees and other costs.

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

Risks Related to Our Financial Position

We have substantial debt and other financial obligations, and we may incur even more debt.

Our outstanding debt at December 31, 2008 was $88.4 million, excluding amounts under letters of credit, and can fluctuate significantly during the year. We may also incur additional debt from time to time to finance working capital, acquisitions, capital expenditures, dividends and other general corporate purposes.

Our ability to make scheduled payments on our debt and other financial obligations depends on our financial and operating performance. Further, our ability to refinance our Revolving Credit Facility and 10% Secured Senior Subordinated Notes at maturity in 2011 will depend on both our financial condition and the state of the credit markets at that time.

Our Revolving Credit Facility and 10% Secured Senior Subordinated Notes contain affirmative and negative covenants with which we must comply. These covenants restrict our operational flexibility.

Additionally, our Revolving Credit Facility contains a fixed charge coverage ratio that becomes applicable in the event our excess availability under the Revolving Credit Facility falls below $30 million. While we do not anticipate that our availability will fall below $30 million, if it did, there could be no assurance that we would satisfy the required fixed charge coverage ratio. Our failure to comply with the covenants under our Revolving Credit Facility or 10% Secured Senior Subordinated Notes would result in a default. Upon default, our lenders could accelerate the indebtedness, foreclose against their collateral or seek other remedies, which would jeopardize our ability to continue our current operations.

Our indebtedness could have other important consequences to holders of our common stock. For example, it could:

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

For the years ended December 31, 2008, 2007 and 2006 we had net income of $6.5 million, $15.9 million and $10.0 million but incurred net losses of $10.8 million and $2.3 million for the two fiscal years ended December 31, 2005 and 2004 (pro forma), respectively. We cannot assure you that we will maintain profitability in the near future, or at all. We sought protection under Chapter 11 of the United States Bankruptcy Code in March 2004, and our equity ownership changed and a majority of our board of directors was replaced in connection with our reorganization.

Our historical financial information is not comparable to our current financial condition and results of operations.

As a result of our emergence from bankruptcy on October 20, 2004, we are operating our business with a new capital structure. In addition, we became subject to fresh-start reporting upon emerging from bankruptcy under Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code. Accordingly, our financial condition and results of operations for the periods subsequent to October 20, 2004 is not comparable to the financial condition and results of operations reflected in our historical financial statements for periods prior to the fresh-start date.

We may not have the ability to repurchase our Notes upon a change of control as required by the indenture governing our Notes.

Upon the occurrence of specific kinds of change of control events, we will be required to offer to repurchase all of our outstanding 10% Secured Senior Subordinated Notes due 2011 (“Notes”) at 101% of the principal amount plus accrued and unpaid interest to the date of repurchase. Our existing credit facility limits the amount of Notes that can be purchased in any year. In addition, our ability to repurchase our Notes in cash may be limited by law or the terms of other agreements relating to our debt outstanding at the time. If we fail to repurchase any of our Notes submitted in a change of control offer, it would constitute an event of default under the indenture, which could, in turn, constitute an event of default under our other debt instruments, even if the change of control itself would not cause a default. This could result in the acceleration of our payment obligations under all of our debt instruments and, if we are unable to meet those payment obligations, this could have an adverse material effect on our business, financial condition and results of operations.

Risks Related to Our Common Stock

We expect to experience volatility in our stock price, which could negatively affect your investment.

An investment in our common stock involves substantial risks. The stock market generally and the market for stocks of companies with lower market capitalizations, like ours in particular, have from time to time experienced and likely will again experience significant price and volume fluctuations that are unrelated to the operating performance of a particular company.

Our stock is traded on the “Pink Sheets,” which may make it make it difficult for you to sell your stock and the liquidity of our stock could decrease further if we deregister our securities.

Our common stock is currently traded on the Pink Sheet Electronic Quotation Service (“Pink Sheets”). Broker-dealers often decline to trade in Pink Sheet stocks given that the market for such securities is often limited, their prices are more volatile, and the risk to investors is greater than in the case of stocks listed on major exchanges. These factors may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. Additionally, there can be no assurance that our stock will continue to trade on the Pink Sheets.

In addition, since we have fewer than 300 record holders of our stock, we have the ability to suspend registration of our stock without shareholder approval. If we did so, the liquidity of our stock could be impaired further.

Our principal stockholders could exercise their influence over us to the detriment of the other stockholders.

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

On September 4, 2007, we announced that our Board of Directors approved a stock repurchase program whereby we were authorized to repurchase $3.7 million of our common stock through open market or privately negotiated transactions from time to time. On May 9, 2008, we announced that our Board of Directors approved a $16.7 million increase in our share repurchase program bringing the total amount approved for repurchase to $20.0 million. The share repurchase program may be increased in the future or suspended or terminated at any time. The funding for the stock repurchases will be from our operating cash flow and/or borrowings under our Revolving Credit Facility. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Stock Repurchase Program” for additional information about our stock repurchase program.

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

All or substantially all of our assets serve as collateral for our Revolving Credit Facility and the Notes. If we default in our agreements with these secured parties, they will have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interest.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We use owned or leased properties as manufacturing and distribution facilities, warehouses and offices throughout the United States, Belgium, France, and Italy. Our principal executive offices are located in Camden, New York. All of our domestic owned properties are pledged to secure our indebtedness under our Revolving Credit Facility and the 10% Secured Senior Subordinated Notes.

Listed below are the principal manufacturing and distribution facilities we operated as of December 31, 2008:

	Square	Owned/
Location	Feet	Leased		Primary Products/End Use

BARE WIRE SEGMENT
Camden, New York	408,000	Owned		Single end, bunched, stranded, cabled and electroplated wire
Jewett City, Connecticut	210,000	Leased	(1)	Electroplated tin and nickel, stranded and cabled wire
Williamstown, New York	183,000	Owned		Single end, bunched, stranded and cabled wire
Camden, New York	159,000	Owned		Single end, bunched, stranded and cabled wire
Bremen, Indiana	153,000	Owned		Bunched wire
Jordan, New York	117,000	Owned		Single end, bunched, stranded, shielding and cabled wire
Rome, New York	107,000	Owned		Bunched, stranded, cabled and electroplated wire
El Paso, Texas	100,000	Owned		Bunched wire
Sherrill, New York	80,000	Owned		Single end, bunched, stranded, cabled and electroplated wire
Cazenovia, New York	74,000	Owned		Braided wire
Sherburne, New York	20,800	Owned		Metallic and harness braiding
Downey, California	20,000	Leased	(2)	Distribution
ENGINEERED WIRE PRODUCTS — EUROPE SEGMENT
Saint-Chamond, France	60,000	Owned		Specialty braids, rope and cable products
Saint-Chamond, France	30,000	Owned		Specialty braids, rope and cable products
Vinovo, Italy	28,000	Owned		Braided wire
HIGH PERFORMANCE CONDUCTORS SEGMENT
Inman, South Carolina	315,000	Owned		Silver, nickel and tin plated continuous cast copper rod and oxygen free wire
Trenton, Georgia	100,000	Owned		Ultra fine wire for tubing and wire components
Littleton, New Hampshire	80,000	Owned		Silver, nickel, and tin plated copper and copper alloy conductors in single-end, stranded, shielding, flat wire, and tinsel configurations
Purrs, Belgium	7,600	Leased	(3)	Distribution

(1)	The lease expires December 31, 2009. We have an option to purchase the Jewett City facility from Global Wire for approximately $750,000, subject to an adjustment depending upon environmental expenditures by Global Wire.

(2)	The lease expires March 31, 2009 with renewal provisions.

(3)	The lease expires April 30, 2015 with early termination provisions.

We believe our property and equipment include state-of-the-art technology and are well maintained. We believe that our property and equipment are suitable for their present and intended purposes and adequate for our current level of operations and expected demand for our products.

Item 3.	Legal Proceedings.

We are a party to various legal proceedings and administrative actions, all of which are of an ordinary or routine nature incidental to our operations. We do not believe that such proceedings and actions would materially affect us.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity.

Our stock is currently being quoted under the symbol “ITWG.PK” on the Pink Sheet Electronic Quotation Service (“Pink Sheets”) maintained by Pink Sheets LLC. The following table sets forth high and low closing sales prices for our stock, as reported on the Pink Sheets in 2008 and 2007. The prices shown represent over-the-counter market quotations reflecting inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low

2008
Fourth quarter	$25.75	$8.30
Third quarter	29.25	25.00
Second quarter	26.00	19.50
First quarter	22.50	20.25
2007
Fourth quarter	$22.50	$20.00
Third quarter	28.00	17.00
Second quarter	25.04	21.00
First quarter	18.45	18.25

As of February 27, 2009, the approximate number of holders of record of our stock was 50.

The Company has not declared or paid any dividends on its capital stock since emerging from bankruptcy on October 20, 2004 except on December 19, 2008, we declared a special $1.08 per share dividend payable to shareholders and dividend equivalent payable to option holders with a record date of December 31, 2008 and payable on January 14, 2009. Our Revolving Credit Facility and the indenture governing the Notes contain covenants that limit payment of cash dividends. At the present time, we are not able to declare additional dividends because our restricted payment basket under the Notes is currently depleted.

Performance Graph

The chart below shows the cumulative total stockholder return assuming the investment of $100 from October 20, 2004 to December 31, 2008 in each of our common stock, the S&P 500 and a peer group of International Wire (“Peer Group”) and assumes that all dividends are reinvested. The Peer Group consists of General Cable Corporation (NYSE:BGC), Belden CDT Inc. (NYSE:BDC), Draka Holding, N.V. (Euronext Amsterdam Stock Exchange) and Nexans (Paris Stock Exchange). Returns in the Peer Group are weighted by capitalization.

The stock price performance shown on the graph only reflects the change in our Company’s stock price relative to the noted indices and is not necessarily indicative of future price performance.

	10/20/2004	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008
ITWG	100.0	104.6	62.3	113.7	148.3	66.7
S&P 500	100.0	107.6	112.9	130.7	137.9	86.9
Peer Group	100.0	111.5	139.0	283.1	316.0	96.4

The following table summarizes securities authorized for issuance under our equity compensation plans as of December 31, 2008.

Number of Securities
Remaining Available for
	Number of Securities to be	Weight Average	Future Issuance Under
	Issued upon Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
	(a)	(b)	(c)

Plan Category:
Equity compensation plans approved by security holders	1,072,300	$15.71	422,500
Equity compensation plans not approved by security holders	—	—	—

Total	1,072,300	$15.71	422,500

Item 6.	Selected Financial Data.

The following table sets forth selected consolidated financial data and other operating information for our Company. The following data should be read in conjunction with our consolidated financial statements and related notes and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The historical results are not necessarily indicative of results to be expected in any future period.

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

						Predecessor
	Successor Company					Company
					For the Period	For the Period
					October 20	January 1
	Year Ended	Year Ended	Year Ended	Year Ended	Through	Through
	December 31,	December 31,	December 31,	December 31,	December 31,	October 19,
	2008	2007	2006	2005	2004	2004
Consolidated Statements of Operations Data (in thousands, except per share data)
Net sales	$736,402	$730,805	$748,925	$424,729	$68,339	$271,300
Operating expenses:
Cost of goods sold, exclusive of depreciation expense and amortization shown below	650,766	636,262	661,182	363,878	57,983	220,087
Selling, general and administrative expenses(1)	44,942	44,537	44,883	31,508	6,006	21,027
Depreciation	15,665	13,693	10,838	8,063	2,067	8,917
Amortization	2,876	3,007	3,164	3,169	712	1,288
Plant closing charges	—	—	—	—	1,632	262
Reorganization expenses(2)	—	—	—	—	—	3,062
(Gain)/loss on sale of property, plant and equipment	26	(449)	24	(721)	(10)	(101)

Operating income/(loss)	22,127	33,755	28,834	18,832	(51)	16,758
Bankruptcy reorganization items:
Bankruptcy reorganization expenses(2)	—	—	—	—	—	(12,710)
Gain from debt forgiveness(3)	—	—	—	—	—	259,252
Other income/(expense):
Interest expense (excluding interest of $20,959 on liabilities subject to compromise at October 19, 2004)	(10,095)	(9,919)	(13,491)	(11,455)	(2,280)	(12,088)
Amortization of deferred financing costs	(638)	(634)	(1,151)	(646)	(127)	(6,813)
Other, net	126	(43)	96	20	66	—

						Predecessor
	Successor Company					Company
					For the Period	For the Period
					October 20	January 1
	Year Ended	Year Ended	Year Ended	Year Ended	Through	Through
	December 31,	December 31,	December 31,	December 31,	December 31,	October 19,
	2008	2007	2006	2005	2004	2004
Income/(loss) from continuing operations before income tax provision/(benefit)	11,520	23,159	14,288	6,751	(2,392)	244,399
Income tax provision/(benefit)	5,036	7,954	4,401	(179)	—	335

Income/(loss) from continuing operations	6,484	15,205	9,887	6,930	(2,392)	244,064
Income/(loss) from discontinued operations, net of income taxes of $25, ($749), ($137), ($2,407), ($34) and $331, respectively	45	656	121	(17,749)	(8,370)	(6,756)

Net income/(loss)	$6,529	$15,861	$10,008	$(10,819)	$(10,762)	$237,308

Basic net income/(loss) per share:
Income/(loss) from continuing operations	$0.66	$1.52	$0.99	$0.69	$(0.24)	$244,064
Income/(loss) from discontinued operations	—	0.07	0.01	(1.77)	(0.84)	(6,756)

Net income/(loss) per basic share	$0.66	$1.59	$1.00	$(1.08)	$(1.08)	$237,308

Diluted net income/(loss) per share:
Income/(loss) from continuing operations	$0.64	$1.49	$0.99	$0.69	$(0.24)	$244,064
Income/(loss) from discontinued operations	—	0.06	0.01	(1.77)	(0.84)	(6,756)

Net income/(loss) per diluted share	$0.64	$1.55	$1.00	$(1.08)	$(1.08)	$237,308

	As of December 31,
	2008	2007	2006	2005	2004

Consolidated Balance Sheet Data (in thousands)
Cash and cash equivalents	$7,372	$3,991	$3,315	$5,422	$15,192
Working capital	85,825	107,004	110,198	123,540	122,503
Total assets	370,099	369,137	375,565	368,686	394,207
Total debt	88,387	93,148	113,555	135,416	166,649
Total stockholders’ equity	181,604	186,852	171,257	152,813	166,381

						Predecessor
	Successor Company					Company
					For the Period	For the Period
					October 20	January 1
					Through	Through
	For the Year Ended December 31,				December 31,	October 19,
	2008	2007	2006	2005	2004	2004
Other Financial Data (in thousands)(a)(b):
Depreciation and amortization	$18,541	$16,700	$15,179	$15,144	$3,594	$18,786
Capital expenditures	12,945	18,371	11,879	6,973	2,088	7,775

(a)	Information based on total cash flows.

(b)	On December 19, 2008, our Board of Directors declared a special $1.08 per share dividend payable to shareholders and dividend equivalent payable to option holders with a record date of December 31, 2008 and payable on January 14, 2009.

(1)	Includes stock-based compensation expense under Statement of Financial Accounting Standards (“SFAS”) No. 123(R) in the amount of $870, $2,770 and $5,966 for the years ended December 31, 2008, 2007 and 2006, respectively.

(2)	Reorganization expenses consist primarily of legal and consulting fees, and Bankruptcy reorganization expenses consist of legal and consulting fees, key employee retention expenses, deferred financing fees offset by the premium on the 11.75% Series B Senior Subordinated Notes.

(3)	In connection with the reorganization plan, we recorded a gain from debt forgiveness in respect of the exchange of our 11.75% Senior Subordinated Notes of $150,000, 11.75% Series B Senior Subordinated Notes of $150,000 and 14% Senior Subordinated Notes of $5,000 plus accrued interest at the time of filing bankruptcy (March 24, 2004) on these debt instruments of $29,359 for the 10% Secured Senior Subordinated Notes of $75,000.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We, together with our subsidiaries, manufacture and market wire products, including bare and tin-plated copper wire, engineered wire products and high performance conductors for other wire suppliers, distributors and original equipment manufacturers or “OEM’s”. Our products include a broad spectrum of copper wire configurations and gauges with a variety of electrical and conductive characteristics and are utilized by a wide variety of customers primarily in the aerospace, appliance, automotive, electronics and data communications, general industrial/energy and medical device industries. We manufacture and distribute our products at 19 facilities located in the United States, Belgium, France and Italy. For the year ended December 31, 2008, we operated our business in the following three segments:

•	Bare Wire. Our bare and tin-plated copper wire products (or conductors) are used to transmit digital, video and audio signals or conduct electricity and are sold to a diverse customer base of over 1,000 insulated wire manufacturers and various industrial OEM’s for use in electronics and data communications, general industrial, energy, appliances, and automotive markets.

•	Engineered Wire Products — Europe. Our bare copper wire products are engineered and used to conduct electricity either for power or for grounding purposes and are sold to a diverse customer base of various OEM’s for use in electrical appliances, power supply, aircraft, railway and automotive markets.

•	High Performance Conductors. Our high performance conductors segment manufactures specialty high performance conductors which include tin, nickel and silver plated copper and copper alloy conductors including standard and customized high and low temperature conductors as well as specialty film insulated conductors and miniature tubing products. These products are used by a variety of customers in the commercial and military aerospace and defense, electronics and data communication, industrial, automotive and medical electronics and device markets.

Demand for our products is directly related to two primary factors:

•	demand for the end products in which our products are incorporated; and

•	our ability to compete with other suppliers in the industries we serve.

Important indicators of demand for all of our products include a number of general economic factors such as gross domestic product, interest rates and consumer confidence. In specific industries, management also monitors the following factors:

•	Electronics/data communications and industrial/energy — while the end user applications are very diverse, some of the contributing factors of demand in the markets include technology spending and major industrial and/or infrastructure projects, including build-out of computer networks, mining development, oil exploration and production projects, mass transit and general commercial and industrial real estate development.

•	Automotive market — North American industry production statistics, which are influenced by labor relations issues, regulatory requirements and trade agreements. For the year ended December 31, 2008, automotive industry production volumes decreased 16.2% compared to the same period for 2007 as lower consumer confidence, the credit crisis and deepening U.S. recession reduced consumer demand. In addition, industry production cut-backs are expected to continue with extended plant idling, weak consumer demand and difficult credit markets.

•	Additional factors relevant to the High Performance Conductors segment include commercial aircraft deliveries and spending levels in the military defense and electronics, electro-medical equipment and medical devices, consumer electronics and the industrial/energy markets. Deliveries of large civil aircraft in the first nine months of 2008 increased over the same period in 2007. Deliveries in the fourth quarter of 2008 were impacted by the Boeing machinists’ strike and the continued delay in the production of the 787 Dreamliner. Demand for medical device components remained strong due to the continuing trend in acceptance and products available for minimally invasive procedures and increased product development.

We compete with other suppliers of wire products on the basis of price, quality, delivery and the ability to provide a sufficient array of products to meet most of our customers needs. We believe our state-of-the-art production equipment permits us to provide a high quality product while also permitting us to efficiently manufacture our products, which assists in our ability to provide competitively priced products. Also, we invest in engineering so that we can continue to provide our customers with the array of products and features they demand. Finally, we have located our production facilities near many of our customers’ manufacturing facilities, which allows us to meet our customers’ delivery demands, including assisting with inventory management for just-in-time production techniques.

A portion of our revenue is derived from processing customer-owned (“tolled”) copper. The value of tolled copper is excluded from both our sales and costs of sales, as title to these materials and the related risks of ownership do not pass to us at any time. The remainder of our sales include non-customer owned (“owned”) copper. Accordingly, for these sales, copper is included in both net sales and cost of sales. The main factor that causes fluctuations in the proportion of tolled copper from one period to the next is the decision by our customers on a sales order by sales order basis whether to use their copper or purchase our owned copper. We have some customers who only use their own tolled copper, others who only purchase our owned copper and others who use some tolled and some owned copper purchased from us. This decision is based on each customer’s internal factors which are unknown to us and out of our control.

Our costs and expenses in producing these products fall into three main categories — raw materials, including copper, silver, nickel and tin, labor and, to a lesser extent, utilities. Copper is the primary raw material incorporated in all of our products. As copper is a world-traded commodity, its price has historically been subject to fluctuations. The average price of copper based upon The New York Mercantile Exchange, Inc. (“COMEX”) decreased to $3.13 per pound for the year ended December 31, 2008 from $3.22 per pound for the year ended December 31, 2007, or 3%. From September 2008 to December 2008, the monthly average copper price declined by $1.75 per pound or 55.8%, an unprecedented decline for such a short period of time. The average price of copper based upon COMEX was $1.39 per pound for the month of December 2008.

In order to reduce the potential negative impact of fluctuations in the price of copper, we have copper price pass-through arrangements with our customers based on variations of monthly copper price formulas.

These pass-through arrangements are less effective when copper prices are volatile. Additionally, these pass-through arrangements do not apply to the scrap which is created in the production process (and subsequently sold as scrap sales) as the base price for the copper in the scrap sales may be more or less than the base price at the time we acquired the copper. Changing copper prices may adversely affect both profitability and liquidity depending on the magnitude of these changes, the timing of purchases, quantity levels and the applicable account receivable and payable payment terms.

Moreover, since we generally do not obtain long-term purchase commitments, our customers may cancel, reduce or delay their orders if they believe copper prices will be falling (in order to purchase our products at lower prices in the future) or in response to increases in copper prices. Additionally, declining copper prices can result in inventory charges, increasing our costs of goods sold and negatively impacting profitability. Conversely, a severe increase in the price of copper can negatively impact our short-term liquidity because of the period of time between our purchase of copper at an increased price and the time at which we receive cash payments after selling end products to customers reflecting the increased price. Currently, a $0.10 per pound fluctuation in the price of copper will have approximately a $2.8 million impact on our working capital. Increased working capital requirements cause us to increase our borrowings, which increases our interest expense.

Other raw materials used include silver, nickel and tin. The cost of silver, nickel and tin are generally passed through to our customers through a variety of pricing mechanisms. Our price of silver includes a margin and consequently market fluctuations in the price of silver can result in an increase or decrease in profitability at a given volume. For the year ended December 31, 2008, the average price of silver increased by 12%, the average price of nickel decreased by 43% and the average price of tin increased by 27% compared to the year ended December 31, 2007. Silver prices declined by 16% from September 2008 to December 2008.

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

Acquisitions

On January 2, 2008, we acquired the assets and operations of Hamilton Products, Inc. and the related real estate owned by JPS Holdings, LLC (collectively “Hamilton Products”). Hamilton Products was formed in 1994 and is a manufacturer and marketer of braided wire products serving the aerospace and industrial markets. The acquisition of Hamilton Products complements our existing braiding operations in both the United States and Europe and expands our aerospace business. Under the asset purchase agreement, we purchased the assets, operations and certain liabilities for $9.3 million in cash, subject to a working capital adjustment of ($0.1) million. The acquired Hamilton Products’ manufacturing facility is located in Sherburne, New York.

On July 1, 2008, we completed the acquisition of the U.S. assets and operations of Global Wire Inc. and its subsidiaries (“Global Wire”) and certain equipment owned by an affiliated company. The acquired Global Wire operations involve the manufacture and marketing of both bare wire and high temperature silver and nickel plated products for the aerospace, electronics and data communications and industrial markets. The acquisition of Global Wire expands and complements our existing operations in the United States, especially in high temperature products for the aerospace market. Under the terms of the asset purchase agreement, we acquired the assets and operations of Global Wire’s plants located in Littleton, New Hampshire and Jewett City, Connecticut. The Littleton, New Hampshire plant was purchased outright, and the Jewett City, Connecticut plant is leased, with an option to purchase at a later date for $0.8 million, subject to adjustment.

In addition, certain purchased equipment was moved from Israel to our U.S. plants. We paid a purchase price of $32.0 million in cash, subject to a working capital adjustment of ($1.2) million.

Strategic Alternatives

On July 8, 2008, the Company announced the retention of Jefferies & Company, Inc. as its exclusive financial advisor to assist the Company in evaluating strategic alternatives, including a possible sale of the Company.

Current Outlook

Uncertainties in the financial and credit markets, along with generally difficult business conditions, have contributed recently to pressures on companies in the U.S. Because of these difficult conditions, we have experienced a continued slowdown in sales in the first quarter of 2009. We plan to remain flexible in managing our business in the face of these challenges and accordingly have considered implementing certain cost savings initiatives such as reductions in headcount and/or the idling of one or more plants.

First Nine Months and Fourth Quarter Operating Results

For the first nine months ended September 30, 2008, operating income was $32.1 million compared to $25.9 million in the 2007 period, or an increase of $6.2 million, or 23.9%, with increases in all three segments from a combination of increased sales volume, higher customer pricing/mix and other factors.

In the fourth quarter, the global recessionary pressures and difficult credit and financial markets resulted in lower sales and reduced operating results. We experienced significant inventory charges (LIFO cost of sales and scrap losses) as the result of rapidly declining copper prices and the effects of the acquired Global Wire inventories in our existing LIFO inventories.

Operating loss for the three months ended December 31, 2008 was $10.0 million compared to operating income of $7.9 million for the three months ended December 31, 2007, a decrease of $17.9 million. This decrease was due to lower sales volume of $2.6 million, the LIFO cost of sales impact of rapidly declining copper prices and the lack of a LIFO liquidation impact in 2008 of $7.1 million, the impact of the acquired Global Wire inventories in our existing LIFO inventories of $2.8 million, increased scrap losses from declining metals prices of $1.6 million, and higher production costs, lower overhead absorption, and other, net of $3.8 million. From September 2008 to December 2008, the monthly average copper price declined by $1.75 per pound, or 55.8%, an unprecedented decline for such a short period of time. Silver prices also declined by 15.5% in the same period.

Results of Operations

The following table sets forth certain statement of operations data in millions of dollars and percentage of net sales for the periods indicated:

	For the Year Ended December 31,
	2008		2007		2006

Net sales	$736.4	100.0%	$730.8	100.0%	$748.9	100.0%
Operating expenses:
Cost of goods sold, exclusive of depreciation and amortization expense shown below	650.8	88.4%	636.3	87.1%	661.2	88.3%
Selling, general and administrative expenses	44.9	6.1%	44.5	6.1%	44.9	6.0%
Depreciation and amortization	18.6	2.5%	16.7	2.3%	14.0	1.9%
Gain on sale of property, plant and equipment	—	—%	(0.5)	(0.1)%	—	—%

Operating income	22.1	3.0%	33.8	4.6%	28.8	3.8%
Other income/(expense):
Interest expense	(10.1)	(1.3)%	(9.9)	(1.3)%	(13.4)	(1.8)%
Amortization of deferred financing costs	(0.6)	(0.1)%	(0.7)	(0.1)%	(1.2)	(0.1)%
Other, net	0.1	—%	—	—%	0.1	—%

Income from continuing operations before income tax provision	11.5	1.6%	23.2	3.2%	14.3	1.9%
Income tax provision	5.0	0.7%	8.0	1.1%	4.4	0.6%

Income from continuing operations	6.5	0.9%	15.2	2.1%	9.9	1.3%
Income from discontinued operations	0.0	—%	0.7	0.1%	0.1	—%

Net income	$6.5	0.9%	$15.9	2.2%	$10.0	1.3%

We have three reportable segments: Bare Wire, Engineered Wire Products — Europe and High Performance Conductors. The following table sets forth net sales and operating income for the periods presented in millions of dollars and percentages of totals:

	For the Year Ended December 31,
	2008		2007		2006

Net sales:
Bare Wire	$530.8	72%	$543.2	74%	$611.3	82%
Engineered Wire Products — Europe	72.5	10%	67.4	9%	55.2	7%
High Performance Conductors	135.1	18%	122.2	17%	83.0	11%
Elimination	(2.0)	—%	(2.0)	—%	(0.6)	—%

Total	$736.4	100%	$730.8	100%	$748.9	100%

Operating income:
Bare Wire	$9.2	40%	$19.7	53%	$23.6	68%
Engineered Wire Products — Europe	4.8	21%	4.5	12%	3.6	10%
High Performance Conductors	9.0	39%	12.8	35%	7.6	22%

Subtotal	23.0	100%	37.0	100%	34.8	100%

Corporate	(0.9)		(3.2)		(6.0)

Total	$22.1		$33.8		$28.8

Year Ended December 31, 2008 versus Year Ended December 31, 2007

Net sales were $736.4 million and $730.8 million for the years ended December 31, 2008 and 2007, respectively. Sales for the year ended December 31, 2008 were $5.6 million, or 0.8%, above comparable 2007 levels, primarily as a result of higher volume including sales from the Hamilton Products and Global Wire acquisitions ($19.8 million), increased customer pricing/mix ($9.6 million), the impact of a stronger euro versus the U.S. dollar ($5.0 million) and an increase in the average cost and selling price of copper ($3.7 million). Hamilton Products and Global Wire sales were $35.8 million from January 2, 2008 and July 1, 2008, respectively. These increases were partially offset by a higher proportion of tolled copper shipped in the 2008 period compared to the 2007 period ($32.5 million). For sales of product comprised of customer-owned (“tolled”) copper, the value of the copper material processed is excluded from sales. Accordingly, as the proportion of tolled sales increases, sales decrease. The average price of copper based upon COMEX decreased to $3.13 per pound for the year ended December 31, 2008 from $3.22 per pound for the year ended December 31, 2007.

Bare Wire segment net sales for the year ended December 31, 2008 were $530.8 million, or a decrease of $12.4 million, or 2.3%, from net sales of $543.2 million for the year ended December 31, 2007. This decrease was primarily the result of a higher proportion of tolled copper shipped in the 2008 period compared to the 2007 period ($32.5 million). This decrease was partially offset by increased customer pricing/mix, including higher tin prices ($10.2 million), an increase in the average cost and selling price of copper ($1.0 million) and higher volume in the industrial/energy and electronics/data communications markets (including sales from the Hamilton Products and Global Wire acquisitions) partially offset by lower volume in the automotive and appliance markets ($8.9 million). Of the total pounds processed for the year ended December 31, 2008 and 2007, respectively, 53.9% and 51.1% were from customers’ tolled copper.

Engineered Wire Products — Europe net sales of $72.5 million for the year ended December 31, 2008 were $5.1 million, or 7.6%, higher than sales of $67.4 million for the 2007 year. This increase was the result of the impact of a stronger euro versus the U.S. dollar ($5.0 million) and increased volume from improved customer demand in major markets ($1.7 million), which was partially offset by lower customer pricing/mix ($1.4 million) and a decrease in the average cost and selling price of copper ($0.2 million).

High Performance Conductor sales of $135.1 million for the year ended December 31, 2008 were $12.9 million, or 10.6%, higher than sales of $122.2 million for the 2007 year. This increase was the result of higher volume due to improved customer demand in the aerospace (including sales from the Hamilton Products and Global Wire acquisitions) and medical device markets ($9.2 million), an increase in the average cost and selling price of copper ($2.9 million) and increased customer pricing/mix ($0.8 million).

Cost of goods sold, exclusive of depreciation and amortization, as a percentage of sales increased to 88.4% for the year ended December 31, 2008 from 87.1% for the year 2007. The increase of 1.3 percentage points was due to an increase in the cost and selling price of copper (0.1 percentage points), the LIFO cost of sales impact of rapidly declining copper prices primarily in the fourth quarter and the lack of a LIFO liquidation impact in 2008 (0.7 percentage points), the impact of the acquired Global Wire inventories in the Company’s existing LIFO inventory (0.4 percentage points), increased scrap losses from declining metal prices in the fourth quarter (0.3 percentage points) and increased production costs including higher worker’s compensation and utility costs and lower overhead absorption (0.8 percentage points). These factors were partially offset by a higher proportion of tolled copper sales in 2008 compared to 2007 (0.5 percentage points) and higher customer pricing/mix (0.5 percentage points). For sales of product comprised of customer-owned (“tolled”) copper, the value of the copper material processed is excluded from sales and cost of sales. Therefore, as the proportion of the tolled copper sales increases, as in the year 2008 compared to 2007, sales and cost of sales decrease and the cost of goods sold as a percentage of sales decreases.

Selling, general and administrative expenses were $44.9 million for the year ended December 31, 2008 and $44.5 million for the year ended December 31, 2007. This increase of $0.4 million was the result of increased bad debt expense of $2.0 million and higher transportation costs of $3.8 million partially offset by $2.2 million lower management bonus expense, $1.9 million of reduced stock-based compensation expense,

$1.2 million of lower professional fees and $0.1 million of other, net. These expenses, as a percent of net sales, remained consistent at 6.1% for the years ended December 31, 2008 and December 31, 2007.

Depreciation and amortization was $18.6 million for the year ended December 31, 2008 compared to $16.7 million for the year ended December 31, 2007. This increase of $1.9 million was primarily the result of the Hamilton Products and Global Wire acquisitions and higher depreciation on property, plant and equipment on the Sherrill, New York plant that became operational in late 2007.

Operating income for the year ended December 31, 2008 was $22.1 million compared to $33.8 million for the year ended December 31, 2007, a decrease of $11.7 million, or 34.6%, primarily from weak fourth quarter sales volume, the LIFO cost of sales and scrap loss impact of rapidly declining metals prices in the fourth quarter and the impact of the acquired Global Wire inventories in the our existing LIFO inventory. Bare Wire segment’s operating income of $9.2 million for the year 2008 decreased by $10.5 million, or 53.3%, from $19.7 million for the year 2007, primarily from weak fourth quarter sales, the LIFO cost of sales impact from rapidly declining copper prices in the fourth quarter of 2008, the impact of including Global Wire inventory in the our existing LIFO inventory and higher depreciation and amortization. Engineered Wire Products-Europe operating income was $4.8 million, an increase of $0.3 million, or 6.7%, from the year 2007 of $4.5 million due to increased sales volume and the impact of a stronger euro versus the U.S. dollar. High Performance Conductors operating income was $9.0 million, a decrease of $3.8 million, or 29.7%, from the year 2007 of $12.8 million due the impact of increased scrap costs from rapidly declining metal prices in the fourth quarter of 2008, the impact of the acquired Global Wire inventory in the our existing LIFO inventory and higher depreciation and amortization. Operating income in the 2008 year increased by $2.3 million from reduced charges for stock-based compensation and lower professional fees.

Interest expense was $10.1 million for the year ended December 31, 2008 compared to $9.9 million for the year ended December 31, 2007. This increase of $0.2 million was the result of the impact of higher levels of borrowings from the Hamilton Products and Global Wire acquisitions, partially offset by lower interest rates in 2008.

Amortization of deferred financing fees was $0.6 million for the year ended December 31, 2008 and $0.7 million for the year ended December 31, 2007.

Income tax provision was $5.0 million and $8.0 million for the years ended December 31, 2008 and 2007, respectively. The Company’s effective tax rate for the years ended December 31, 2008 and 2007 was 43.7% and 34.3%, respectively. The higher effective tax rate in 2008 was principally the result of the need to include certain foreign source earnings in our U.S. federal taxable income.

Income from continuing operations was $6.5 million, or $0.66 per basic share and $0.64 per diluted share, for the year 2008 and $15.2 million, or $1.52 per basic share and $1.49 per diluted share, for the year ended December 31, 2007. This decrease of $8.7 million was the result of lower operating income, increased interest expense and a higher effective tax rate.

Income from discontinued operations was $0.0 million and $0.7 million for the years ended December 31, 2008 and 2007, respectively. The year 2007 included $0.2 million from the gain on the sale of property, plant, and equipment of the former Insulated Wire business and adjustments to the effective tax rate partially offset by interest accrued under FIN 48.

As a result of the aforementioned changes, net income was $6.5 million, or $0.66 per basic share and $0.64 per diluted share, and $15.9 million, or $1.59 per basic and $1.55 per diluted share, for the years ended December 31, 2008 and 2007, respectively.

Year Ended December 31, 2007 versus Year Ended December 31, 2006

Net sales were $730.8 million and $748.9 million for the years ended December 31, 2007 and 2006, respectively. Sales for the year ended December 31, 2007 were $18.1 million, or 2.4%, below comparable 2006 levels, primarily as a result of a higher proportion of tolled copper shipped in the 2007 period compared to the 2006 period ($96.3 million). Accordingly, as the proportion of tolled sales increases, sales decrease. The tolled copper factor was partially offset by an increase in the average cost and selling price of copper ($35.4 million), higher customer pricing/mix ($4.8 million), the impact of a stronger euro versus the U.S. dollar ($5.0 million), higher sales volume ($1.8 million) and the acquisition of HPC ($31.2 million) on March 31, 2006. The average price of copper based upon COMEX increased to $3.22 per pound for the year ended December 31, 2007 from $3.09 per pound for the year ended December 31, 2006.

Bare Wire segment net sales for the year ended December 31, 2007 were $543.2 million, a decrease of $68.1 million, or 11.1%, from net sales of $611.3 million for the year ended December 31, 2006. This decrease was primarily the result of the lower volume to customers supplying the electronic/data communications and appliance markets ($7.3 million) and the impact of a higher proportion of tolled copper shipped in the 2007 period compared to the 2006 period ($96.3 million). These decreases were partially offset by the impact of an increase in the average cost and selling price of copper ($30.7 million) and increased customer pricing/mix, including higher tin prices ($4.8 million). Of the total pounds processed for the year ended December 31, 2007 and 2006, respectively, 51.1% and 42.5% were from customers’ tolled copper.

Engineered Wire Products — Europe net sales of $67.4 million for the year ended December 31, 2007 were $12.2 million, or 22.1%, higher than sales of $55.2 million for the 2006 year. This increase was the result of $3.7 million for the increase in the average cost and selling price of copper, $5.0 million impact of a stronger euro versus the U.S. dollar and $3.5 million from increased volume from improved customer demand in all major markets.

High Performance Conductor segment sales of $122.2 million for the year ended December 31, 2007 were $39.2 million, or 47.2%, higher than sales of $83.0 million for the 2006 year. This increase was the result of $1.0 million of increase in the average cost and selling price of copper, $7.0 million of increased volume from improved customer demand in the aerospace and medical device markets, including higher silver, nickel and tin prices and $31.2 million of High Performance Conductors segment results for the three months ended March 31, 2007 with no similar sales for the three months ended March 31, 2006 as HPC was acquired on March 31, 2006.

Cost of goods sold, exclusive of depreciation and amortization, as a percentage of sales decreased to 87.1% for the year ended December 31, 2007 from 88.3% for the year 2006. The decrease of 1.2 percentage points was due to the impact of a higher proportion of toll copper sales in 2007 compared to 2006 (1.6 percentage points), higher customer pricing/mix (0.6 percentage points) and the favorable contribution of High Performance Conductors segment sales (0.4 percentage points) partially offset by the increase in the average cost and selling price of copper (0.7 percentage points), a reduced LIFO liquidation impact in 2007 compared to 2006 (0.5 percentage points), and increased tin costs and lower overhead absorption (0.2 percentage points). Selling, general and administrative expenses were $44.5 million for the year ended December 31, 2007 and $44.9 million for the year ended December 31, 2006. This decrease of $0.4 million was the result of $3.2 million of lower stock-based compensation and $0.7 million lower bad debts, which were partially offset by $1.0 million of increased professional fees, $2.4 million for the HPC acquisition on March 31, 2006, and $0.1 million other, net. These expenses, as a percent of net sales, increased to 6.1% for the year ended December 31, 2007 from 6.0% for the year ended December 31, 2006, primarily from the impact of the effect of a higher proportion of tolled copper in 2007 as compared to 2006.

Depreciation and amortization was $16.7 million for the year ended December 31, 2007 compared to $14.0 million for the year 2006. This increase of $2.7 million was the result of depreciation from the HPC acquisition ($1.4 million) and higher depreciation on other property, plant and equipment additions net of disposals ($1.3 million).

Operating income for the year ended December 31, 2007 was $33.8 million compared to $28.8 million for the year ended December 31, 2006, or an increase of $5.0 million, primarily due to the contribution of the HPC acquisition. Bare Wire segment’s operating income of $19.7 million for the year 2007 decreased by $3.9 million, or 16.5%, from $23.6 million for the year 2006, primarily from lower sales volume, a reduced LIFO liquidation impact, increased tin costs, lower overhead absorption and higher depreciation expense partially offset by higher customer pricing/mix. Engineered Wire Products-Europe operating income was $4.5 million, or an increase of $0.9 million, from the year 2006 of $3.6 million due to increased sales volume to all major markets and the impact of a stronger euro versus the U.S. dollar. High Performance Conductors operating income was $12.8 million, or an increase of $5.2 million, from the year 2006 of $7.6 million due to increased sales levels and a lack of results for the three months ended March 31, 2006. Operating income in the 2007 year also increased by $2.8 million from reduced charges for stock-based compensation, partially offset by higher professional fees.

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

Liquidity and Capital Resources

Working Capital and Cash Flows

Net cash provided by operating activities was $60.8 million for the year ended December 31, 2008 compared to net cash operating activities of $41.3 million for the year ended December 31, 2007. This increase of $19.5 million was primarily the result of lower accounts receivable impact of $33.3 million, lower inventories of $3.1 million, higher depreciation and amortization of $1.8 million and $0.3 million of other, net. These factors were partially offset by lower net income of $9.3 million, lower accounts payable of $7.8 million and reduced non-cash stock based compensation of $1.9 million. At the end of 2008, total cash and cash equivalents were $7.4 million, up $3.4 million from the year-end 2007. During 2008, cash levels were relatively constant throughout the period as we used excess cash to reduce long-term debt borrowings and increased at year-end primarily due to lower working capital requirements from declining copper prices.

Accounts receivable decreased $27.1 million, or 28.9%, from year-end 2007. This decrease was primarily due to a decrease in net sales of $34.1 million in the months of November and December 2008 as compared to November and December 2007, from lower pounds of finished goods shipped and a decline in metals prices. The number of days sales outstanding of 56 days were consistent with December 31, 2007. The allowances as a percentage of accounts receivable increased from 1.4% at December 31, 2007 to 4.5% as of December 31, 2008 reflecting an increase in the allowance for bad debts related to customer specific and general economic concerns and a decrease in the accounts receivable balance from December 31, 2007 to December 31, 2008.

Inventories of $62.6 million as of December 31, 2008 increased by $5.3 million from December 31, 2007. This increase was the result of slightly higher quantities at the Bare Wire and High Performance Conductors segments due primarily to the Global Wire inventories acquired. The LIFO reserve decreased $21.1 million at December 31, 2008 as compared to December 31, 2007, primarily as a result of lower copper prices. Inventory turns in 2008 were 5.6 as compared to turns of 9.0 in 2007 from weak fourth quarter sales.

Accounts payable were $22.3 million as of December 31, 2008, a decrease of $6.5 million from December 31, 2007 levels, as fewer pounds of raw materials were purchased in December 2008 there was a decline in metals prices, as compared to December 2007 and the timing of payments differed.

Net cash used in investing activities was $53.7 million for the year ended December 31, 2008, compared to $18.2 million for the year ended December 31, 2007. The 2008 year includes $41.1 million for the Hamilton Products and Global acquisitions and the 2007 year includes $3.0 million of final consideration paid for the HPC acquisition. Capital expenditures were $12.9 million in 2008 compared to $18.4 million in 2007, including $8.9 million for the new plant site in Sherrill, New York. Proceeds from the sale of fixed assets were $0.2 million in 2008 as compared to $3.1 million in 2007.

Net cash used in financing activities was $3.9 million for the year ended December 31, 2008 compared to $22.7 million for the year ended December 31, 2007. During the years 2008 and 2007, we had net reduction of long-term debt of $4.9 million and $20.4 million, respectively. In 2008 and 2007 we had $1.1 million and $0.7 million in proceeds from the issuance of common stock options exercised, respectively. In 2007, we repurchased $3.0 million of common stock.

Financing Arrangements

On August 28, 2006, the Company and the domestic subsidiaries entered into an agreement with Wachovia Capital Finance Corporation (Central) to amend the Company’s existing Credit Facility, dated October 20, 2004. Under the amendment, the existing Revolving Credit Facility was increased to $200 million subject to borrowing availability (including a $25 million letter of credit facility), the maturity was extended until August 22, 2011, the interest rate margin was reduced in connection with the amendment, and the existing Term Credit Facility was terminated.

On October 20, 2004, we issued 10% Secured Senior Subordinated Notes due on October 15, 2011 (“Notes”) in an aggregate principal amount of $75 million. Interest on the Notes accrues at the rate of 10% per annum and is payable semiannually in arrears on October 15 and April 15.

For a description of our Long-Term debt, see Note 9 to the consolidated financial statements.

Liquidity

We require cash for working capital, capital expenditures, debt service and taxes. Our working capital requirements generally increase when demand for our products increases or when copper, copper premiums or silver, nickel and tin costs increase significantly or rapidly. Currently, a $0.10 per pound fluctuation in the price of copper will have approximately a $2.8 million impact on our working capital. The average price of copper based upon COMEX decreased to $3.13 per pound for the year ended December 31, 2008 from $3.22 per pound for the year ended December 31, 2007. The average price of copper based upon COMEX was $1.39 per pound for the month of December 2008.

Our principal sources of cash are cash generated from operations and availability under our Revolving Credit Facility. We expect that ongoing requirements for working capital, capital expenditures, debt service and taxes will be funded from operating cash flow and borrowings under our Revolving Credit Facility.

As of December 31, 2008, we had $7.4 million of unrestricted cash and cash equivalents. Actual borrowings availability under our Revolving Credit Facility is subject to a borrowing base calculation, generally based upon a percentage of eligible accounts receivable, inventory and property, plant and equipment. As of December 31, 2008, the borrowing base was $94.1 million and our outstanding indebtedness under the Revolving Credit Facility (including outstanding letters of credit and a reserve for the special dividend declared as of December 31, 2008) was $36.1 million, resulting in a remaining availability as of such date of $58.0 million.

We expect our cash on hand, operating cash flow and available borrowings under the Revolving Credit Facility will be sufficient to meet our anticipated operating expenses, capital expenditures and debt service requirements for the next twelve months and the foreseeable future. Our ability to generate sufficient cash flow to meet our operating needs could be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. Any significant reduction in customer demand for our products, change in competitive conditions, increases in our major material components including copper and other metals, or adverse changes in economic conditions in the United States or worldwide could impact our ability to generate sufficient cash flow to fund operations.

Stock Repurchase Program

Our Board of Directors previously approved a stock repurchase program pursuant to which we may repurchase up to $20.0 million of our common stock through open market and privately negotiated transactions from time to time. To date, we have repurchased 144,000 shares of our common stock under the program for an aggregate purchase price of $3.0 million, resulting in an average purchase price of $21.09 per share, inclusive of broker commissions.

Our ability to make restricted payments, including repurchases of our common stock, is limited under our 10% Secured Senior Subordinated Notes to the amount available from time to time under a restricted payment basket as calculated under the indenture governing such indebtedness. Because that basket at present is fully depleted, we currently are unable to make any further repurchases under the stock repurchase program.

Off-Balance Sheet Arrangements

We have not historically utilized off-balance sheet financing arrangements and have no such arrangements as of December 31, 2008. However, we do finance the use of certain facilities and equipment under lease agreements provided by various institutions. Since the terms of these agreements meet the definition of operating lease agreements, the sum of future lease payments is not reflected on our consolidated balance sheets. As of December 31, 2008, the future minimum lease payments under these arrangements totaled $5.7 million.

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2008 for the periods shown (dollars in millions):

		Less Than			More Than
Contractual Obligations(3)	Total	1 year	1-3 Years	3-5 Years	5 Years

Debt(1)	$88.4	$0.6	$87.8	$0.0	$0.0
Estimated interest on debt(2)	32.8	8.7	24.1	0.0	0.0
Open purchase orders	16.5	16.5	0.0	0.0	0.0
Operating leases	5.7	1.7	3.1	0.3	0.6

Total contractual cash obligations	$143.4	$27.5	$115.0	$0.3	$0.6

(1)	Debt obligations are exclusive of interest.

(2)	Interest was estimated using the debt balance outstanding at December 31, 2008 and the interest rates in effect on December 31, 2008.

(3)	Deferred compensation of $2.4 million was excluded from the contractual obligations table as the timing of the payments is dependent on the employee’s termination date. FIN 48 reserve of $4.9 million was excluded from the contractual obligations table, as the timing of the payments is uncertain.

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

Revenue Recognition

We recognize revenue when all of the following criteria are satisfied: persuasive evidence of an arrangement exists; risk of loss and title transfer to the customer; the price is fixed and determinable; and collectability is reasonably assured. A provision for product returns is recorded based on historical experience and any notification received of pending returns. Such returns have historically been within our expectations and the provisions established.

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

We test for goodwill impairment annually at December 31 of each fiscal year and between annual tests if an event occurs or if circumstances change that indicate the fair value of a reporting unit is below the unit’s carrying amount. The goodwill impairment test involves a two-step process. The first step is a comparison of the fair value of the Bare Wire reporting unit to its carrying value. We estimate fair value using the best information available, including market information and discounted cash flow projections also referred to as the income approach. The income approach uses a reporting unit’s projection of estimated operating results and cash flows that is discounted using a weighted-average cost of capital that reflects current market conditions. The projection uses management’s best estimates of economic and market conditions over the projected period including growth rates in net sales, cost of goods sold, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. A market approach estimates fair value by applying cash flow multiples to the reporting unit’s operating performance. The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics of the Bare Wire reporting unit. The Company weighted the results of the income approach and the market approach to derive an estimate of fair value.

If the carrying value of the reporting unit is higher than its fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment loss. The carrying value of the Bare Wire reporting unit was less than its fair value as of December 31, 2008, 2007 and 2006 and, accordingly, a step two test was not required.

Stock-based Compensation

The Company measures compensation cost for all stock awards at fair value on the date of grant and recognizes compensation cost over the service periods for awards expected to vest, in accordance with SFAS No. 123(R), Share-Based Payment. We determine the fair value of equity awards using the Black-Scholes model which requires the use of certain assumptions. The assumptions include the risk-free rate of interest, expected dividend yield, expected volatility and the expected life of the award. The risk-free rate is based on the zero coupon U.S. Treasury rates appropriate for the expected term of the award. The Company estimates a 5% forfeiture rate in recording stock-based compensation expense.

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

On January 1, 2007, we adopted Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”) issued by the Financial Accounting Standards Board (see Note 10). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.

Recently Issued Accounting Standards

In December 2007, the Financial Accounting Standards Standards Board (“FASB”) issued SFAS No. 141(R), Business Combinations (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. In addition, after the effective date, reversals of valuation allowances related to acquired tax assets and changes to acquired income tax uncertainties related to any business combinations, even those completed prior to the statement’s effective date, will be in earnings, except for qualified measurement period adjustments. This statement is effective for our fiscal year beginning January 1, 2009.

In December 2007, the FASB issued SFAS No. 157-2, which delays the effective date of SFAS No. 157, Fair Value Measurements, for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157-2 partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of the statement. Effective January 1, 2008, the Company adopted SFAS No. 157 except as it applies to those non-financial assets and non-financial liabilities as noted in SFAS No. 157-2. The Company is currently evaluating the potential impact on its consolidated financial statements of adopting SFAS No. 157-2.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. We are currently evaluating the potential impact of the adoption of SFAS No. 160 will have on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This statement will be effective 60 days following the SEC’s approval of the Public Accounting Oversight Board’s amendment to United States Auditing Standards section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We are currently evaluating the impact of SFAS No. 162, but do not expect the adoption of this pronouncement will have a material impact on its consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

We do not ordinarily hold market risk sensitive instruments for trading purposes. We do, however, recognize market risk from interest rate, foreign currency exchange and commodity price exposure.

Interest Rate Risk

At December 31, 2008, approximately $13.4 million of $88.4 million of long-term debt, specifically, $12.8 million of borrowings under our Revolving Credit Facility, bear interest at variable rates. A hypothetical 1% increase in variable interest rates would increase our interest rate expense by $0.1 million based on the debt outstanding as of December 31, 2008. We are not currently engaged in any hedging activities.

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

In terms of foreign currency translation risk, we are exposed primarily to the euro. Our net foreign currency investment in foreign subsidiaries and affiliates translated into U.S. dollars using year-end exchange rates at December 31, 2008 and 2007 was $30.5 million and $28.4 million, respectively.

At December 31, 2008, we had no financial instruments outstanding that were sensitive to changes in foreign currency rates.

Commodity Price Risk

The principal raw material used in our products is 5/16 inch copper rod, which is sourced either directly from world copper producers or through rod mill operators in North America and Europe. A significant percentage of total copper is purchased from four major suppliers. Copper rod prices are based on market prices, which are generally established by reference to the New York Mercantile Exchange, Inc. (“COMEX”) prices, plus a premium charged to convert copper cathode to copper rod and deliver it to the required location. Copper prices are affected by a number of factors, including worldwide demand, mining and transportation capacity, political instability and financial markets. Copper supply is generally affected by the number and capacity of the mines that produce copper. For instance, production problems at a single major mine can impact worldwide supply and therefore prices. The average price of copper based upon COMEX decreased to $3.13 per pound for the year ended December 31, 2008 from $3.22 per pound for the year ended December 31, 2007, or 3%. From September 2008 to December 2008, the monthly average copper price declined by $1.75 per pound, or 55.8%, an unprecedented decline for such a short period of time.

In order to reduce the potential negative impact of fluctuations in the price of copper, we have copper price pass-through arrangements with our customers based on variations of monthly copper price formulas. These pass-through arrangements are less effective when copper prices are volatile. Additionally, these pass-through arrangements do not apply to the scrap which is created in the production process (and subsequently sold as scrap sales) as the base price for the copper in the scrap sales may be more or less than the base price at the time we acquired the copper. Changing copper prices may adversely affect both profitability and liquidity depending on the magnitude of these changes, the timing of purchases, quantity levels and the applicable account receivable and payable payment terms.

Moreover, since we generally do not obtain long-term purchase commitments, our customers may cancel, reduce or delay their orders if they believe copper prices will be falling (in order to purchase our products at lower prices in the future) or in response to increases in copper prices. Additionally, declining copper prices can result in inventory charges, increasing our costs of goods sold and negatively impacting profitability. Conversely, a severe increase in the price of copper can negatively impact our short-term liquidity because of the period of time between our purchase of copper at an increased price and the time at which we receive cash payments after selling end products to customers reflecting the increased price. Currently, a $0.10 per pound fluctuation in the price of copper will have approximately a $2.8 million impact on our working capital. Increased working capital requirements cause us to increase our borrowings, which increases our interest expense.

Tin is also a component in our products in the Bare Wire and High Performance Conductors segments. The High Performance Conductors segment also uses silver and nickel. The cost of silver, nickel and tin is generally passed through to our customers through a variety of pricing mechanisms. Our price of silver includes a margin and market fluctuations in the price of silver can result in an increase or decrease in profitability at a given volume. For the year ended December 31, 2008, the average price of silver has increased by 12%, the average price of nickel decreased by 43% and the average price of tin increased by 27% compared to the year ended December 31, 2007. Silver prices declined by 15.5% from September 2008 to December 2008.

Item 8.	Financial Statements and Supplementary Data.

INTERNATIONAL WIRE GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
International Wire Group, Inc.
Camden, New York

We have audited the accompanying consolidated balance sheets of International Wire Group, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of International Wire Group, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 10 to the consolidated financial statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  Deloitte & Touche LLP

Rochester, New York
March 11, 2009

INTERNATIONAL WIRE GROUP, INC.

CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2007

	2008	2007
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$7,372	$3,991
Accounts receivable, less allowances of $2,979 and $1,282	66,404	93,456
Refundable income taxes	6,632	3,283
Inventories	62,602	57,346
Prepaid expenses and other	7,526	6,446
Deferred income taxes	11,258	11,782

Total current assets	161,794	176,304
Property, plant and equipment, net	112,950	107,354
Goodwill	62,133	61,560
Identifiable intangibles, net	26,168	16,488
Deferred financing costs, net	1,768	2,321
Restricted cash	1,387	1,486
Other assets	3,899	3,624

Total assets	$370,099	$369,137

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$595	$1,126
Accounts payable	22,254	28,705
Accrued and other liabilities	10,971	8,757
Accrued workers’ compensation costs	7,596	5,775
Accrued payroll and payroll related items	7,472	10,701
Customers’ deposits	13,348	12,445
Accrued interest	1,723	1,791
Dividend payable	12,010	—

Total current liabilities	75,969	69,300
Long-term debt, less current maturities	87,792	92,022
Other long-term liabilities	8,452	8,006
Deferred income taxes	16,282	12,957

Total liabilities	188,495	182,285

Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $.01 par value, 20,000,000 shares authorized, 10,130,202 and 10,055,002 issued	102	101
Contributed capital	187,061	185,076
(Accumulated deficit)/retained earnings	(4,515)	966
Treasury stock at cost, 144,000 shares at December 31, 2008 and 2007	(3,036)	(3,036)
Accumulated other comprehensive income	1,992	3,745

Total stockholders’ equity	181,604	186,852

Total liabilities and stockholders’ equity	$370,099	$369,137

See accompanying notes to the consolidated financial statements.

INTERNATIONAL WIRE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(In thousands, except share data)

Net sales	$736,402	$730,805	$748,925
Operating expenses:
Cost of goods sold, exclusive of depreciation and amortization expense shown below	650,766	636,262	661,182
Selling, general and administrative expenses	44,942	44,537	44,883
Depreciation	15,665	13,693	10,838
Amortization	2,876	3,007	3,164
(Gain)/loss on sale of property, plant and equipment	26	(449)	24

Operating income	22,127	33,755	28,834
Other income/(expense):
Interest	(10,095)	(9,919)	(13,491)
Amortization of deferred financing costs	(638)	(634)	(1,151)
Other income, net	126	(43)	96

Income from continuing operations before income tax provision	11,520	23,159	14,288
Income tax provision	5,036	7,954	4,401

Income from continuing operations	6,484	15,205	9,887
Income from discontinued operations, net of income tax (provision)/benefit of ($25), $749 and $137 respectively	45	656	121

Net income	$6,529	$15,861	$10,008

Basic net income per share:
Income from continuing operations	$0.66	$1.52	$0.99
Income from discontinued operations	—	0.07	0.01

Net income	$0.66	$1.59	$1.00

Diluted net income per share:
Income from continuing operations	$0.64	$1.49	$0.99
Income from discontinued operations	—	0.06	0.01

Net income	$0.64	$1.55	$1.00

Weighted-average basic shares outstanding	9,956,495	9,983,015	10,000,002
Weighted-average diluted shares outstanding	10,224,575	10,200,393	10,003,973

See accompanying notes to the consolidated financial statements.

INTERNATIONAL WIRE GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2008, 2007 and 2006

			(Accumulated Deficit)/		Accumulated Other
	Common	Contributed	Retained	Treasury	Comprehensive
	Stock	Capital	Earnings	Stock	Income/(Loss)	Total
	(In thousands)

Balance January 1, 2006	$100	$175,600	$(21,581)	$—	$(1,306)	$152,813
Comprehensive income
Net income	—	—	10,008	—	—	10,008
Foreign currency translation adjustment	—	—	—	—	2,470	2,470

Total comprehensive income						12,478
Stock-based compensation	—	5,966	—	—	—	5,966

Balance December 31, 2006	100	181,566	(11,573)	—	1,164	171,257
Comprehensive income
Net income	—	—	15,861	—	—	15,861
Foreign currency translation adjustment	—	—	—	—	2,581	2,581

Total comprehensive income						18,442
Issuance of common stock	1	740	—	—	—	741
Repurchase of common stock	—	—	—	(3,036)	—	(3,036)
Adoption of FIN 48	—	—	(3,322)	—	—	(3,322)
Stock-based compensation	—	2,770	—	—		2,770

Balance December 31, 2007	101	185,076	966	(3,036)	3,745	186,852
Comprehensive income
Net income	—	—	6,529	—	—	6,529
Foreign currency translation adjustment	—	—	—	—	(1,753)	(1,753)

Total comprehensive income						4,776
Issuance of common stock	1	1,115	—	—	—	1,116
Dividend on common stock	—	—	(12,010)	—	—	(12,010)
Stock-based compensation	—	870	—	—	—	870

Balance December 31, 2008	$102	$187,061	$(4,515)	$(3,036)	$1,992	$181,604

See accompanying notes to the consolidated financial statements.

INTERNATIONAL WIRE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(In thousands)

Cash flows provided by operating activities:
Net income	$6,529	$15,861	$10,008
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,665	13,693	11,684
Amortization	2,876	3,007	3,495
Amortization of deferred financing costs	638	634	1,151
Accounts receivable allowances provision/(benefit)	1,743	(251)	1,024
Stock based compensation expense	870	2,770	5,966
Gain on sale of business	—	—	(787)
Loss/(gain) on sale of property, plant and equipment	26	(699)	(526)
Deferred income taxes	4,408	5,028	2,414
Change in operating assets and liabilities, net of acquisition and divestitures:
Accounts receivable	37,951	6,609	4,213
Inventories	5,426	2,332	8,667
Prepaid expenses and other assets	(1,646)	(1,424)	(1,290)
Accounts payable	(10,516)	(2,678)	(2,115)
Accrued and other liabilities and workers’ compensation costs	3,131	30	342
Accrued payroll and payroll related items	(3,090)	89	1,968
Customers’ deposits	(253)	359	(964)
Accrued interest	(68)	(56)	9
Accrued/refundable income taxes	(3,341)	(4,329)	759
Other long-term liabilities	467	326	2

Net cash provided by operating activities	60,816	41,301	46,020
Cash flows used in investing activities:
Capital expenditures	(12,945)	(18,371)	(11,879)
Proceeds from sale of property, plant and equipment	236	3,070	1,758
Restricted cash	99	73	363
Proceeds from sale of business	—	—	36,959
Acquisition of Hamilton Products, net of $293 cash received	(9,137)	—	—
Acquisition of Global Wire, net of $3 cash received	(31,969)	—	—
Acquisition of Phelps Dodge High Performance Conductors of SC & GA, Inc., net of $45 cash received in 2006	—	(3,000)	(52,143)

Net cash used in investing activities	(53,716)	(18,228)	(24,942)
Cash flows used in financing activities:
Borrowings under long-term obligations	342,450	367,071	453,583
Repayment under long-term obligations	(347,353)	(387,478)	(475,444)
Proceeds from issuance of common stock	1,116	741	—
Repurchase of common stock	—	(3,036)	—
Financing fees	(85)	—	(1,649)

Net cash used in financing activities	(3,872)	(22,702)	(23,510)
Effects of exchange rate changes on cash and cash equivalents	153	305	325

Net change in cash and cash equivalents	3,381	676	(2,107)
Cash and cash equivalents at beginning of the year	3,991	3,315	5,422

Cash and cash equivalents at end of the year	$7,372	$3,991	$3,315

Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest of $0, $442 and $0	$10,163	$9,975	$14,377

Income taxes paid, net of refunds	$3,568	$5,961	$738

Supplemental disclosure of non-cash investing and financing activities:
Amount included in accounts payable and other for acquisition and capital expenditures	$1,137	$777	$3,185

Dividend payable on common stock and stock options	$12,010	$—	$—

See accompanying notes to the consolidated financial statements.

INTERNATIONAL WIRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

1.	Business Organization and Basis of Presentation

International Wire Group, Inc., a Delaware corporation (the “Company”), together with its subsidiaries, manufacture and market wire products (including bare, tin-plated, nickel-plated and silver-plated copper wire) for other wire suppliers, distributors and original equipment manufacturers. The Company’s products include a broad spectrum of copper wire configurations and gauges with a variety of electrical and conductive characteristics and are utilized by a wide variety of customers primarily in the aerospace, appliance, automotive, electronics and data communications, general industrial/energy and medical device industries. The Company manufactures and distributes its products at 19 facilities located in the United States, Belgium, France and Italy.

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

Revenue Recognition

The Company recognizes revenue when all of the following criteria are satisfied: persuasive evidence of an arrangement exists; risk of loss and title transfer to the customer; the price is fixed or determinable and collectability is reasonably assured. Sales and related cost of goods sold are included in income when goods are delivered to customers in accordance with the invoice terms F.O.B. destination generally for the Bare Wire segment and primarily with invoice terms F.O.B. shipping point for the Engineered Wire Products — Europe and the High Performance Conductors segments. Our sales agreements and terms contain right of inspection or acceptance provisions. A provision for product returns is recorded based on historical experience and any notification received of pending returns.

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

Shipping and Handling Fees and Costs

Shipping and handling fees billed to customers are included in net sales. Shipping and handling costs associated with outbound freight for all segments are included in selling, general and administrative expenses and totaled $16,377, $14,597 and $13,882 for the years ended December 31, 2008, 2007 and 2006, respectively.

Cash and Cash Equivalents

For purposes of the consolidated statement of cash flows, the Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents.

INTERNATIONAL WIRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Cash

At December 31, 2008 and 2007, the Company maintained restricted cash in the amount of $1,387 and $1,486 respectively, associated with deposits for self-insured workers’ compensation programs.

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

Property, Plant and Equipment

Property, plant and equipment acquired in connection with acquisitions are recorded at fair market value; all other additions are recorded at cost. Depreciation is calculated using the straight-line method. The average estimated lives utilized in calculating depreciation are as follows: building — 25 to 45 years; building improvements — 10 to 25 years; machinery and equipment — 3 to 11 years; and furniture and fixtures — 3 to 7 years. Leasehold improvements are amortized over the shorter of the term of the respective lease or the life of the respective improvement. The cost and related accumulated depreciation of assets sold, retired or otherwise disposed of are removed from the respective accounts, and any resulting gains or losses are included in the consolidated statement of operations.

Goodwill

Goodwill represents the excess of the Company’s reorganization value at October 20, 2004 over the fair value of net assets and, for acquired businesses, costs in excess of fair values assigned to the underlying net assets. Under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), goodwill is not amortized but is reviewed at least annually for impairment using a fair-value-based test. The Company tests for impairment of goodwill using a two-step approach as of December 31 of each fiscal year or at any other time when impairment indicators exist. In the first step, the Company estimates the fair values of its reporting units using the present value of future cash flows approach. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. In the second step, the implied fair value of the goodwill is estimated as the fair value of the reporting unit used in the first step less the fair values of all other net tangible and intangible assets of the reporting unit. If the carrying amount of the goodwill exceeds its implied fair market value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. In addition, goodwill of a reporting

INTERNATIONAL WIRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unit is tested for impairment between annual tests if an event occurs or circumstances change that would indicate that goodwill may be impaired.

Identifiable Intangibles

Identifiable intangible assets represent the fair market value of alloys, customer contracts, customer relationships, trade names, trademarks and favorable leases. Under the provisions of SFAS No. 142, identifiable intangible assets are amortized over their projected useful lives of 15 years for customer contracts and relationships, 3-20 years for trade names and trademarks and alloys (formulation of two or more metals) and for the lease term for the favorable lease in connection with the Global Wire acquisition.

Impairment of Long-lived Assets

The Company periodically evaluates the recoverability of its property and equipment and other long-lived assets, including identifiable intangible assets, when circumstances indicate that an event of impairment may have occurred in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This periodic review may result in an adjustment of estimated depreciable lives or an asset impairment. When indicators of impairment are present, the carrying values of the asset are evaluated in relation to their operating performance and future undiscounted cash flows of the underlying assets. If the future undiscounted cash flows are less than their book value, impairment exists. The impairment is measured as the difference between the book value and the fair value of the underlying asset. Fair values are based on estimates of the market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk. There were no impairment charges recorded in continuing operations for the years ended December 31, 2008, 2007, and 2006.

Deferred Financing Costs

Deferred financing costs, consisting of fees and other expenses associated with debt financing, are amortized over the term of the related debt using the straight-line method, which approximates the effective interest method.

Stock-based Compensation

The Company measures compensation cost for all stock awards at fair value on the date of grant and recognizes compensation cost over the service periods for awards expected to vest, in accordance with SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”). The Company estimates a 5% forfeiture rate in recording stock-based compensation expense. As of December 31, 2008, there was $661 of total unrecognized compensation expense related to stock options which is expected to be recognized over a weighted-average period of one year. The Company recorded stock-based compensation expense of $870, $2,770 and $5,966, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations, and a related income tax benefit of $308, $981 and $2,333 in 2008, 2007 and 2006, respectively. The stock options are non-qualified which results in the creation of a deferred tax asset until the time the option is exercised. As of December 31, 2008, awards of 130,200 shares have been exercised.

INTERNATIONAL WIRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of the options under SFAS No. 123(R) were estimated at the date of the grants using the Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Year Ended December 31,
	2008	2007	2006

Stock Options and Awards:
Expected life — employees	6 years	6 years	6 years
Expected life — non-employee directors	5.5 years	5.5 years	6 years
Expected volatility	50.0%	50.0%	58.0%
Dividend yield	0%	0%	0%
Risk-free interest rate	3.0%	4.2%	4.9%

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

Foreign Currency Translation

The Company has operations in Belgium, France and Italy. The euro is the functional currency for the Company’s foreign subsidiaries located in Europe. Accordingly, assets and liabilities of these foreign subsidiaries are translated at the rate of exchange in effect at the balance sheet date. Income and expense items and cash flows of these subsidiaries are translated at the average monthly rate of exchange. Resulting translation gains and losses are reported in accumulated other comprehensive income.

Exchange gains and losses arising from transactions in currencies other than the functional currency of the subsidiary involved are included in net income. To date, the effect of such amounts on net income has not been material.

Fair Value of Financial Instruments

SFAS No. 107, Disclosure about Fair Value of Financial Instruments, requires disclosure of the fair value of certain financial instruments. The Company’s financial instruments are carried at face amounts. The Company has estimated the fair value of its Secured Senior Subordinated Notes using current market data. The fair value of the Secured Senior Subordinated Notes was approximately $67,500 and $76,500 at December 31, 2008 and 2007, respectively. The carrying value of the borrowings under the Revolving Credit Facility approximates fair value due to its variable interest rate.

Allocation of Interest Expense to Discontinued Operations

Interest expense has been allocated to discontinued operations under the provisions of Emerging Issues Task Force (“EITF”) 87-24, Allocation of Interest to Discontinued Operations. Interest expense allocated to

INTERNATIONAL WIRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

discontinued operations was $0, $0 and $895, for the years ended December 31, 2008, 2007 and 2006, respectively.

Net Income Per Share

SFAS No. 128, Earnings per Share, requires the computation of basic and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per share is determined by giving effect to the exercise of diluted stock options using the treasury stock method. The following table provides a reconciliation of the number of shares outstanding for basic and dilutive earnings per share:

	For the Year Ended December 31,
	2008	2007	2006

Weighted-average shares outstanding-basic	9,956,495	9,983,015	10,000,002
Dilutive effect of stock options	268,080	217,378	3,971

Weighted-average shares outstanding — dilutive	10,224,575	10,200,393	10,003,973

Weighted-average shares outstanding for the years ended December 31, 2008, 2007, and 2006 exclude 101,034, 64,984 and 706,200 options respectively, because they are anti-dilutive since the exercise price plus any unearned compensation of these options was greater than the average market price of the common shares in the periods.

Significant Customers

The Company had sales to two significant customers in the periods included in the accompanying consolidated statements of operations. Sales to General Cable Corporation represented 11% of net sales for the year ended December 31, 2008, 12% of net sales for the year ended December 31, 2007 and 23% for the year ended December 31, 2006. Sales to AFL Automotive, LP were 5%, 10% and 10% of net sales for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Other Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. For the years ended December 31, 2008, 2007 and 2006, the Company had two components of comprehensive income: net income and foreign currency translation adjustments.

INTERNATIONAL WIRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recently Issued Accounting Standards

In December 2007, the Financial Accounting Standards Standards Board (“FASB”) issued SFAS No. 141(R), Business Combinations (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. In addition, after the effective date, reversals of valuation allowances related to acquired tax assets and changes to acquired income tax uncertainties related to any business combinations, even those completed prior to the statement’s effective date, will be in earnings, except for qualified measurement period adjustments. This statement is effective for the Company’s fiscal year beginning January 1, 2009.

In December 2007, the FASB issued SFAS No. 157-2, which delays the effective date of SFAS No. 157, Fair Value Measurements, for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157-2 partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of the statement. Effective January 1, 2008, the Company adopted SFAS No. 157 except as it applies to those non-financial assets and non-financial liabilities as noted in SFAS No. 157-2. The Company is currently evaluating the potential impact on its consolidated financial statements of adopting SFAS No. 157-2.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This statement will be effective 60 days following the SEC’s approval of the Public Accounting Oversight Board’s amendment to United States Auditing Standards section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company is currently evaluating the impact of SFAS No. 162, but does not expect that the adoption of this pronouncement will have a material impact on its consolidated financial statements.

3.	Acquisitions

On January 2, 2008, the Company acquired the assets and operations of Hamilton Products, Inc. and the related real estate owned by JPS Holdings, LLC (collectively “Hamilton Products”). Hamilton Products was formed in 1994 and is a manufacturer and marketer of braided wire products serving the aerospace and industrial markets. The acquisition of Hamilton Products complements our existing braiding operations in both the United States and Europe and expands our aerospace business. Under the asset purchase agreement, the Company purchased the assets, operations and certain liabilities for $9,250 in cash, subject to a working capital adjustment ($61). Hamilton Products’ manufacturing facility is located in Sherburne, New York.

This acquisition has been accounted for as a purchase on January 2, 2008 and results of operations of Hamilton Products have been included in the Bare Wire segment in the accompanying consolidated statements of operations since the date of acquisition.

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

$9,430

The allocation of total acquisition cost was based on fair values as required under SFAS No. 141, Business Combinations, including inventory, property, plant and equipment, identifiable intangibles and certain liabilities. The Company finalized this allocation in 2008. Identifiable intangibles represent the fair market value of customer contracts and relationships which will be amortized over 15 years.

On July 1, 2008, the Company completed the acquisition of the U.S. assets and operations of Global Wire Inc. and its subsidiaries (“Global Wire”) and certain equipment owned by an affiliated company. The acquired Global Wire operations involve the manufacture and marketing of both bare wire and high temperature silver and nickel plated products for the aerospace, electronics and data communications and industrial markets. The acquisition of Global Wire expands and complements our existing operations in the United States, especially in high temperature products for the aerospace market. Under the terms of the asset purchase agreement, the Company acquired the assets and operations of Global Wire’s plants located in Littleton, New Hampshire and Jewett City, Connecticut. The Littleton, New Hampshire plant was purchased outright, and the Jewett City, Connecticut plant is leased, with an option to purchase at a later date for $750, subject to adjustment. In addition, certain equipment purchased has been moved from Israel to the U.S. plants. The Company paid a purchase price of $32,000 in cash, subject to a working capital adjustment ($1,176). The Company funded the acquisition with borrowings under its Revolving Credit Facility.

This acquisition has been accounted for as a purchase on July 1, 2008 and results of operations of Global Wire have been included in the Bare Wire segment and in the High Performance Conductors segment in the accompanying consolidated statements of operations since the date of acquisition based upon the operations as integrated into the business segments.

The total purchase price of the Global Wire acquisition was $32,127 and the payment of related purchase price, fees and costs is summarized as follows:

Purchase of assets and operations	$32,000
Working capital adjustment	(1,176)
Fees and costs	1,303

$32,127

INTERNATIONAL WIRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2008, the Global Wire purchase price allocation is preliminary and subject to revision as the Company is in the process of obtaining third-party valuations of certain property, plant and equipment and certain intangibles. The total acquisition costs have been preliminarily allocated to the acquired net assets at fair value as follows:

Current assets	$23,719
Property, plant and equipment	7,025
Identifiable intangibles	7,253
Current liabilities	(5,870)

$32,127

The allocation of total acquisition cost was based on fair values as required under SFAS No. 141, Business Combinations, including inventory, property, plant and equipment, identifiable intangibles and certain liabilities.

Based upon the preliminary allocation of the fair value of assets acquired and liabilities assumed compared to the total purchase price, there was an excess of fair value of net assets acquired over purchase price, or “negative goodwill”, of $10,916. Pursuant to the provisions of SFAS No. 141, the excess was allocated on a pro rata basis to the acquired property, plant and equipment and identifiable intangible assets.

Identifiable intangibles represent the fair market value of the customer relationships, trade names and a favorable lease related to the Jewett City, Connecticut facility. The customer relationships are being amortized over 15 years, the trade names are being amortized over 3 years and the favorable lease is being amortized over 18 months.

The following table shows summary unaudited pro forma results of operations as if the Company, Hamilton Products and Global Wire had been combined as of the beginning of each of the periods presented. The unaudited pro forma results of operations are based on estimates and assumptions and have been made solely for purposes of developing such pro forma information. The pro forma information for the years ended December 31, 2008 and 2007 reflects adjustments for depreciation, amortization, interest expense and income taxes. The pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results or financial position that would have occurred if the acquisition had been consummated at the beginning of each of the periods presented:

	Pro Forma
	For the Year Ended December 31,
	2008	2007
	(Unaudited)

Net sales	$793,436	$836,574
Income from continuing operations	6,923	15,389
Net income	6,968	16,045
Basic net income per share	0.70	1.61
Diluted net income per share	0.68	1.57

On March 31, 2006, the Company completed the acquisition of all of the outstanding common stock of Phelps Dodge High Performance Conductors of SC & GA, Inc. (“HPC”) for $42,000 plus an estimated working capital adjustment payment at closing of $1,676. An additional working capital adjustment of $2,671 was paid in August 2006. Additionally, the Company purchased the copper inventory held on consignment by HPC from Phelps Dodge Corporation for $5,057. In addition, pursuant to the Purchase Agreement, there was a contingency payment capped at $3,000 based on performance, and in May 2007, the $3,000 payment was made. This acquisition has been accounted for as a purchase on March 31, 2006 and results of operations of

INTERNATIONAL WIRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

HPC have been included in the High Performance Conductors segment in the accompanying consolidated statements of operations since the date of acquisition.

4.	Inventories

The composition of inventories at December 31 is as follows:

	2008	2007

Raw materials	$22,034	$16,712
Work-in-process	13,402	11,198
Finished goods	27,166	29,436

Total inventories	$62,602	$57,346

Inventories in the Bare Wire and High Performance Conductors segments are valued at the lower of cost, using the last-in, first-out (“LIFO”) method, or current estimated market. The primary components of inventory costs include raw materials used in the production process (copper, tin, nickel, silver, alloys and other) and production related labor and overhead costs net of scrap sales. Had Bare Wire and High Performance Conductors inventories been valued using the first-in, first-out (“FIFO”) method, inventories would have been $16,618 and $37,691 higher as of December 31, 2008 and 2007, respectively. Inventories in the Engineered Wire Products — Europe segment are valued at the lower of cost, determined using the FIFO method, or current estimated market. During 2007, inventory quantities were reduced at Bare Wire which resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in the prior year as compared with the cost of 2007 purchases. The effect of this reduction in inventory decreased cost of goods sold by $979 and increased the net income by $628 or $0.06 per share for the year ended December 31, 2007. During 2006, inventory quantities were reduced at Bare Wire which resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in the prior year as compared with the cost of 2006 purchases. The effect of this reduction in inventory decreased cost of goods sold by $4,587 and increased the net income by $2,793 or $0.28 per share for the year ended December 31, 2006.

5.	Property, Plant and Equipment

The composition of property, plant and equipment at December 31 is as follows:

	2008	2007

Land	$5,356	$5,152
Building and improvements	36,126	31,771
Machinery and equipment	116,015	101,934
Construction in progress	4,244	2,435

	161,741	141,292
Less: accumulated depreciation	(48,791)	(33,938)

	$112,950	$107,354

Depreciation expense from continuing operations was $15,665, $13,693 and $10,838 for the years ended December 31, 2008, 2007 and 2006, respectively.

INTERNATIONAL WIRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Goodwill and Intangible Assets

The changes in the carrying amounts of goodwill are as follows:

	For the Year Ended December 31,
	2008	2007

Balance, beginning of year	$61,560	$62,148
Reduction of deferred income tax valuation allowance	(211)	(588)
Purchase of Hamilton Products	784	—

Balance, end of year	$62,133	$61,560

All goodwill is included in the Bare Wire segment. The Company completed its annual impairment test at December 31, 2008, 2007 and 2006 and concluded that goodwill was not impaired.

The components of identifiable intangible assets at December 31 are as follows:

	2008		2007
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization

Customer contracts and relationships	$20,510	$3,171	$9,534	$2,035
Trade names and trademarks	10,908	2,249	10,568	1,663
Favorable leases	137	46	2,671	2,671
Alloys	92	13	92	8

Total identifiable intangible assets	$31,647	$5,479	$22,865	$6,377

Amortization expense for identifiable intangible assets from continuing operations was $1,773, $1,881 and $2,054 for the years ended December 31, 2008, 2007 and 2006, respectively. The estimated amortization expense for identifiable intangible assets held as of December 31, 2008 is as follows:

2009	$2,100
2010	2,009
2011	1,952
2012	1,952
2013	1,952
Thereafter	16,203

7.	Discontinued Operations

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

INTERNATIONAL WIRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The net sales of the insulated wire business included in discontinued operations totaled $53,195 for the year ended December 31, 2006.

8.	Related Party Transactions

The Company sells a portion of its production scrap to Prime Materials Recovery, Inc. (“Prime”) and Prime also performs certain scrap processing services for the Company. Prime is a closely held company and its major shareholder, chairman and director is the Chief Executive Officer of the Company. In addition, the Vice President of Finance of the Company holds a minority ownership interest and is a director. Sales to Prime for the years ended December 31, 2008, 2007 and 2006, were $21,329, $17,918 and $24,059, respectively. The Company had outstanding accounts receivable from Prime related to those sales of $765 and $3,460 at December 31, 2008 and 2007, respectively. The Company incurred scrap conversion costs from Prime of $160, $797 and $0 for the years ended December 31, 2008, 2007 and 2006, respectively. The Company has outstanding accounts payable to Prime related to those purchases of $0 and $291 at December 31, 2008 and 2007, respectively.

9.	Long-Term Debt

The composition of long-term debt at December 31 is as follows:

	2008	2007

Revolving Credit Facility	$12,792	$17,022
10% Secured Senior Subordinated Notes	75,000	75,000
Other	595	1,126

Total long-term debt	88,387	93,148
Less current maturities	595	1,126

Long-term portion of long-term debt	$87,792	$92,022

Senior Revolving Credit Facility

The Company and its domestic subsidiaries are parties to a credit agreement (the “Revolving Credit Facility”) with Wachovia Capital Financial Corporation (Central), formerly known as Congress Financial Corporation (Central), as administrative agent, and several banks, financial institutions, and other parties. The Revolving Credit Facility is a senior revolving credit facility in the amount of up to $200,000 subject to borrowing availability (including, as a sub-facility of the Revolving Credit Facility, a $25,000 letter of credit facility).

Borrowings under the Revolving Credit Facility are tied to a borrowing base, which is calculated by reference to, among other things, eligible accounts receivable, eligible inventory and eligible real property and equipment. As of December 31, 2008, letters of credit in the amount of $11,219 were outstanding, a reserve of $12,010 was established for the dividend declared but not paid and $12,792 was drawn under the Revolving Credit Facility. Availability under the Revolving Credit Facility was $57,989 as of December 31, 2008.

The Company may choose to pay interest on advances under the Revolving Credit Facility at either a Eurodollar rate or a base rate plus the following applicable margin: (1) for base rate Revolving Credit Facility advances, 0.00 percent (2) for Eurodollar rate advances, 1.25 percent to 1.75 percent per annum, subject to adjustment in accordance with a pricing grid based on excess availability and (3) for letters of credit, 1.50 percent per annum. The default rate is 2.00 percent above the rate otherwise applicable. The Company also has an annual commitment fee of 0.25 percent on the unused balance of its Revolving Credit Facility and an issuance letter of credit fee equal to 2.00 percent.

INTERNATIONAL WIRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company and its domestic subsidiaries are the primary parties to the Revolving Credit Facility. The collateral for the Revolving Credit Facility includes all or substantially all of the Company’s and its domestic subsidiaries’ assets, including 65 percent of the capital stock of or other equity interests in, the Company’s foreign subsidiaries.

The Company’s Revolving Credit Facility requires the Company to observe conditions, affirmative covenants and negative covenants (including financial covenants). These covenants include limitations on the Company’s ability to pay dividends, make acquisitions, dispose of assets, incur additional indebtedness, incur guarantee obligations, create liens, make investments, engage in mergers, make negative pledges, change the nature of its business or engage in certain transactions with affiliates. The Company must also comply with a fixed charge coverage ratio when either (1) the minimum availability under the credit facility falls below $30,000 or (2) there is a default or event of default.

The Company’s Revolving Credit Facility commitment expires on August 22, 2011.

The Company may prepay the loans or reduce the commitments under its credit facility in a minimum amount of $5,000 and additional integral amounts in multiples of $1,000 in respect of the Revolving Credit Facility. The commitments under the Revolving Credit Facility may not be reduced by more than $10,000 in any twelve-month period.

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

The Company issued the Notes in aggregate principal amount of $75,000. The Notes will mature on October 15, 2011. Interest on the Notes accrues at the rate of 10% per annum and is payable semiannually in arrears on October 15 and April 15. Interest on overdue principal accrues at 2 percent per annum in excess of the above rate and pay interest on overdue installments of interest at such higher rate to the extent lawful.

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

The Company’s ability to redeem the Notes is also subject to restrictions in its Revolving Credit Facility.

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

Other Debt

Other debt includes $595 and $1,126 of European debt collaterized by accounts receivable as of December 31, 2008 and 2007, respectively.

Scheduled Maturities of Debt

Scheduled maturities of debt at December 31, 2008 are as follows:

2009	$595
2010	—
2011	87,792

Total	$88,387

10.	Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). Under SFAS No. 109, deferred tax assets and liabilities are recognized based on temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. SFAS No. 109 requires current recognition of net deferred tax assets to the extent that it is more likely than not that such net assets will be realized. To the extent that the Company believes that its net deferred tax assets will not be realized, a valuation allowance must be recorded against those assets.

INTERNATIONAL WIRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The income tax provision consists of the following:

	For the Year Ended December 31,
	2008	2007	2006

Current
Federal	$(535)	$928	$859
State	413	(345)	198
Foreign	750	1,256	468

	628	1,839	1,525

Deferred
Federal	3,705	5,904	2,826
State	10	537	(109)
Foreign	693	(326)	159

	4,408	6,115	2,876

Income tax provision for continuing operations	5,036	7,954	4,401
Tax provision (benefit) on discontinued operations	25	(749)	(137)

Total income tax provision	$5,061	$7,205	$4,264

The U.S. and foreign components of income from continuing operations before income taxes were as follows:

	For the Year Ended December 31,
	2008	2007	2006

Domestic	$7,685	$19,647	$12,472
Foreign	3,835	3,512	1,816

Income before income tax provision	$11,520	$23,159	$14,288

The reconciliation between the statutory income tax rate and effective tax rate in dollars is summarized below:

	For the Year Ended December 31,
	2008	2007	2006

Federal income tax at statutory rate of 35%	$4,032	$8,106	$5,001
State income taxes, net of federal tax benefit	275	58	433
Foreign rate differential	101	(299)	(9)
Impact of foreign operations	(20)	(328)	(713)
State tax credits	(637)	(790)	(525)
Change in valuation allowance	1,117	2,043	—
Change in state effective rate on deferred income taxes	(480)	(521)	181
Other	648	(315)	33

	$5,036	$7,954	$4,401

INTERNATIONAL WIRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of significant temporary differences representing deferred tax assets and liabilities at December 31 are as follows:

	2008	2007

Deferred tax assets:
Accounts receivable allowances	$1,068	$370
Accrued liabilities not yet deductible	4,713	4,915
Net operating loss carryforward	5,940	9,881
Alternative minimum tax credit carryforward	1,521	1,876
State tax credits	1,952	1,315
Stock-based compensation	2,901	2,977
Other	534	431

	18,629	21,765
Valuation allowance	(3,162)	(2,256)

	15,467	19,509

Deferred tax liabilities:
Depreciation and amortization	20,240	19,737
Inventories	251	947

	20,491	20,684

Net deferred tax liability	$(5,024)	$(1,175)

Net current deferred tax assets	$11,258	$11,782
Net non-current deferred liabilities	(16,282)	(12,957)

Total net deferred tax liability	$(5,024)	$(1,175)

The Company has federal NOL carryforwards available to offset future federal taxable income of approximately $12,500 as of December 31, 2008, of which the benefit of $1,100 will credit Contributed Capital when realized. These NOL carryforwards expire in varying amounts in the years 2023 to 2026 if not utilized. At December 31, 2008, the Company has state net operating loss carryforwards for Indiana, New York and California totaling $19,625, $2,503 and $452 respectively. Additionally, the Company has foreign net operating loss carryforwards of $42 and alternative minimum tax credit carryforwards of $1,521 which are available to further reduce income taxes over an infinite period.

A valuation allowance is required against deferred tax assets if, based on the weight of available evidence, it is more-likely-than-not that some or all of the deferred tax assets will not be realized. Valuation allowances continue to be recorded against NOL’s and other deferred tax assets since it is not more-likely-than-not the tax benefits will be realized.

The valuation allowance for deferred taxes was $3,162 and $2,256 at December 31, 2008 and 2007, respectively. The Company recorded net changes to the valuation allowance of $906, $726 and ($963) for the years ended December 31, 2008, 2007 and 2006, respectively.

On January 1, 2007, the Company adopted FIN 48, which resulted in an increase in the liability for unrecognized tax benefits, net of deferred income taxes, with a corresponding increase in the Company’s accumulated deficit totaling $3,322. The Company’s unrecognized tax benefits at December 31, 2008 relate to federal and various state jurisdictions.

INTERNATIONAL WIRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	For the Year Ended December 31,
	2008	2007

Balance at beginning of year	$4,369	$4,260
Increases related to current year tax positions	36	146
Increases related to prior year tax positions	—	225
Decreases related to prior year tax positions	—	(262)
Expiration of statute of limitations for the assessment of taxes	—	—
Settlements	—	—

Balance at end of year	$4,405	$4,369

The total unrecognized tax benefits balance at December 31, 2008 and 2007 is comprised of tax benefits that, if recognized, would affect the effective rate.

The Company accrued interest and penalties of $280 and $177 related to these unrecognized tax benefits during 2008 and 2007, respectively, and as of December 31, 2008 and 2007, the liability for potential penalties and interest totals $465 and $185, respectively. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. The Company does not expect its unrecognized tax benefits to change significantly over the next twelve months.

The Company is subject to taxation in the United States and various state and foreign jurisdictions. The Company’s tax years from 2001 to 2008 are subject to examination by the taxing authorities due to the Company’s net operating loss carryforwards.

11.	Retirement Benefits and Stock Option Plans

The Company sponsors a defined contribution retirement plan, which provides retirement benefits for eligible employees. Company contribution expense related to the retirement plan for the years ended December 31, 2008, 2007 and 2006 amounted to $1,057, $1,093 and $983, respectively.

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

On November 9, 2006, the Compensation Committee of the Board of Directors accelerated the vesting of the 861,000 management options such that two-thirds of the options granted vested immediately and one-third of the options granted vest on October 20, 2007. Accordingly, additional stock-based compensation expense of approximately $3,632, ($2,506, net of tax) was recorded in the fourth quarter of 2006.

INTERNATIONAL WIRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shares issued upon exercise have been registered with the Securities and Exchange Commission. Information regarding the Company’s stock options is summarized below:

			Weighted-
		Weighted-	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise Price	Term in Years	Value(1)

Outstanding at January 1, 2008	1,124,400	$15.49
Granted	23,100	$22.35
Exercised	(75,200)	$14.47

Outstanding at December 31, 2008	1,072,300	$15.71	9.0	$—

Vested or expected to vest at December 31, 2008	1,018,685	$15.71	9.0	$—

Exercisable at December 31, 2008	968,200	$15.37	8.8	$—

(1)	The aggregate intrinsic value was calculated using the difference between the market price of the Company’s common stock at December 31 and the grant price for only those awards that have a grant price less than the market price of the Company’s common stock at December 31.

At December 31, 2008, there were options available for grants to purchase 238,000 shares of common stock under the 2006 Management Stock Option Plan and 184,500 shares under the 2006 Stock Option Plan for Non-Employee Directors. The intrinsic value of stock options exercised during 2008 and 2007 was $649 and $379, respectively.

Details regarding options to purchase common stock outstanding as of December 31, 2008 are as follows:

		Remaining
Number of Options	Weighted-Average	Contractual
Outstanding	Exercise Prices	Life in Years	Options Exercisable

936,100	$15.00	7.3	899,100
48,000	$17.83	7.8	32,000
42,000	$21.86	8.7	14,000
23,100	$22.25	8.8	23,100
23,100	$22.35	9.8	—

1,072,300			968,200

12.	Special Common Stock Dividend and Stock Repurchase Program

On December 19, 2008, the Company declared a common stock dividend and dividend equivalent payable to option holders totaling $12,010 which is payable on January 14, 2009.

On September 4, 2007, the Company announced that its Board of Directors approved a $3,700 stock repurchase program. Under this stock repurchase program, the Company was authorized to repurchase up to $3,700 of its common stock through open market and privately negotiated transactions from time to time. On May 9, 2008, the Company announced that its Board of Directors approved a $16,300 increase in its share repurchase program to acquire the Company’s shares in the open market or in privately negotiated transactions from time to time, bringing the total amount approved for repurchase to $20,000. The stock repurchase program may be terminated at any time without prior notice. Prior to January 1, 2008, the Company has repurchased 144,000 shares of its common stock for an aggregate price of $3,036 including broker commissions, resulting in an average price of $21.09 per share. The Company had no purchases in 2008.

INTERNATIONAL WIRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Commitments and Contingencies

The Company leases certain property, transportation vehicles and other equipment under operating leases. Total rental expense under operating leases was $4,678, $4,107 and $4,427 for the years ended December 31, 2008, 2007 and 2006, respectively. Future minimum lease payments under operating leases for the years ended December 31 are as follows:

2009	$1,680
2010	1,458
2011	1,060
2012	627
2013	296
Thereafter	611

Total	$5,732

The Company is subject to legal proceedings and claims that arise in the normal course of business. In the opinion of management, the ultimate liabilities with respect to these actions will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

14.	Business Segment Information

The Company has three reportable segments:  Bare Wire, Engineered Wire Products — Europe and High Performance Conductors. These segments are strategic business units organized around three product categories that follow management’s internal organization structure. The Company evaluates segment performance based on segment operating income.

The Bare Wire segment manufactures bare and tin-plated copper wire products (or conductors) used to transmit digital, video and audio signals or conduct electricity and sells to insulated wire manufacturers and various industrial original equipment manufacturers (“OEM’s”) for use in electronics and data communications products, general industrial, energy, appliances, and automobiles. The Bare Wire segment is in the primary business of copper fabrication. The Company may provide such copper to its customers or use their copper in the fabrication process. While the Company bills its customers for copper it provides, it does not distinguish in its records these customer types and it is therefore not practical to provide such disclosure.

The Engineered Wire Products — Europe segment manufactures and engineers connections and bare copper wire products (or conductors) to conduct electricity either for power or for grounding purposes and are sold to a diverse customer base of various OEM’s for use in electrical appliances, power supply, aircraft , railway, and automotive markets.

The High Performance Conductors segment manufactures specialty high performance conductors which include tin, nickel and silver plated copper and copper alloy conductors including high and low temperature standard and customized conductors as well as specialty film insulated conductors and miniature tubing products.

INTERNATIONAL WIRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information for the Company’s reportable segments from continuing operations is as follows:

		Engineered
		Wire	High
		Products-	Performance
	Bare Wire	Europe	Conductors	Corporate	Elimination	Total

Net Sales
For the year ended December 31, 2008	$530,789	$72,544	$135,145	$—	$(2,076)	$736,402
For the year ended December 31, 2007	543,231	67,408	122,234	—	(2,068)	730,805
For the year ended December 31, 2006	611,356	55,151	82,980	—	(562)	748,925
Operating income
For the year ended December 31, 2008	9,169	4,808	9,022	(872)	—	22,127
For the year ended December 31, 2007	19,699	4,525	12,818	(3,287)	—	33,755
For the year ended December 31, 2006	23,634	3,592	7,583	(5,975)	—	28,834
Income from continuing operations before income tax provision
For the year ended December 31, 2008	9,169	4,940	9,022	(11,611)	—	11,520
For the year ended December 31, 2007	19,699	4,468	12,818	(13,826)	—	23,159
For the year ended December 31, 2006	23,658	3,592	7,583	(20,545)	—	14,288
Goodwill
As of December 31, 2008	62,133	—	—	—	—	62,133
As of December 31, 2007	61,560	—	—	—	—	61,560
Total Assets
As of December 31, 2008	235,688	41,463	70,861	25,509	(3,422)	370,099
As of December 31, 2007	240,145	43,979	64,309	25,508	(4,804)	369,137
Capital Expenditures
For the year ended December 31, 2008	10,643	748	1,554	—	—	12,945
For the year ended December 31, 2007	15,798	251	2,322	—	—	18,371
For the year ended December 31, 2006	9,446	1,057	1,375	1	—	11,879
Depreciation and Amortization
For the year ended December 31, 2008	13,471	1,326	3,742	2	—	18,541
For the year ended December 31, 2007	12,391	1,149	3,143	17	—	16,700
For the year ended December 31, 2006	11,314	903	1,776	9	—	14,002

The following table presents net sales by period and by geographic region based on the country or region in which the legal subsidiary is domiciled.

	For the Year Ended December 31,
	2008	2007	2006

United States	$656,511	$657,512	$681,549
Europe	79,891	73,293	67,376

Total	$736,402	$730,805	$748,925

INTERNATIONAL WIRE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents property, plant and equipment at December 31 by geographic region based on the location of the asset:

	2008	2007

United States	$103,623	$96,618
Europe	9,327	10,736

Total	$112,950	$107,354

15.  Quarterly Financial Information (unaudited)

Selected unaudited quarterly financial data for the years ended December 31, 2008 and 2007 are as follows:

	2008
	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
	(In thousands, except share data)

Net sales	$126,672	$203,361	$199,863	$206,506
Gross profit, exclusive of depreciation and amortization	5,346 (a)	24,044	26,887	29,359
Operating income/(loss)	(10,017)	7,827	10,893	13,424
Income/(loss) from continuing operations	(8,620)	2,438	5,551	7,115
Income/(loss) from discontinued operations	(76)	(4)	6	119
Net income/(loss)	(8,696)	2,434	5,557	7,234
Earnings/(loss) per share
Basic	$(0.87)	$0.24	$0.56	$0.73
Diluted	$(0.85)	$0.24	$0.54	$0.71

	2007
	4th Qtr.		3rd Qtr.	2nd Qtr.	1st Qtr.
	(In thousands, except share data)

Net sales	$176,656		$179,994	$200,030	$174,125
Gross profit, exclusive of depreciation and amortization	23,787	(b)	23,541	23,850	23,365
Operating income	7,889		9,273	8,318	8,275
Income from continuing operations	2,472		4,599	4,224	3,910
Income from discontinued operations	24		492	73	67
Net income	2,496		5,091	4,297	3,977
Earnings per share
Basic	$0.25		$0.51	$0.43	$0.40
Diluted	$0.24		$0.50	$0.42	$0.40

(a)	Includes $8,915 of LIFO cost of sales impact from declining copper prices, which includes the impact of including the Global Wire inventories in the Company’s existing LIFO inventories.

(b)	Includes $979 of LIFO liquidation effect.

Item 9.	Changes in and Disagreement with Accountants on Accounting and Financial Disclosure.

None

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Form 10-K, conducted under the supervision of and with the participation of our chief executive officer (CEO) and chief financial officer, (CFO), such officers have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and are operating in an effective manner. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is a process designed by, or under the supervision of, our principal executives and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Our management excluded from its assessment the internal control over financial reporting at the acquired Global Wire, Inc. operations and related business, which was acquired on July 1, 2008 and whose financial statements constitute 6.0% of net assets, and 3.8% of net sales of the consolidated financial statement amounts as of and for the year ended December 31, 2008. Based on its assessment and the exclusion of the acquired Global Wire, Inc. operations and related business, our management concluded that, as of December 31, 2008, our internal control over financial reporting was effective based on those criteria.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on our internal controls over financial reporting, a copy of which is included below .

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2008, there have been no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
International Wire Group, Inc.
Camden, New York

We have audited the internal control over financial reporting of International Wire Group, Inc. and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at the acquired Global Wire, Inc. operations and related business, which was acquired on July 1, 2008 and whose financial statements constitute 6.0% of net assets and 3.8% of net sales of the consolidated financial statement amounts as of and for the year ended December 31, 2008. Accordingly, our audit did not include the internal control over financial reporting at the acquired Global Wire, Inc. operations and related business. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2008 of the Company and our report dated March 11, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/  Deloitte & Touche LLP

Rochester, New York
March 11, 2009

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

A list of our executive officers and biographical information appears in Part  I, Item 1 of this report. Information about our Directors may be found under the caption “Our Management” of our Proxy Statement for the 2009 Annual Meeting of Shareholders (the “Proxy Statement”). That information is incorporated herein by reference.

The information in the Proxy Statement set forth under the captions “Section 16(a) Beneficial Ownership Reporting Compliance” and “Information about the Board and its Committees — Committees of the Board of Directors” is incorporated herein by reference.

We have adopted the Code of Business Conduct, a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer and other salaried organization employees. The code of ethics is publicly available on our website at http://itwg.client.shareholder.com/conduct.cfm. If we make any substantive amendments to our code of ethics or grant any waiver from a provision of our code to our Chief Executive Officer and Chief Financial Officer, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K. In addition, we will make available, free of charge upon request, a copy of our Code of Business Conduct. For a copy of this code, please contact Glenn Holler, International Wire Group, Inc., 12 Masonic Avenue, Camden, New York 13316.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedule.

1. Financial Statements. See Index to Financial Statements and Financial Statement Schedule in “Item 8. Financial Statements and Supplementary Data” on page 40 of this report.

2. Financial Statement Schedule:

INTERNATIONAL WIRE GROUP, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

				Collection of
Allowances – Deducted from	Balance at			Previously
Accounts Receivables in the	Beginning			Written	Balance at
Balance Sheet	of Period	Provision	Write-Offs	off Accounts	End of Period

Year ended December 31, 2008	$1,282	$1,743	$(46)	$—	$2,979
Year ended December 31, 2007	$1,738	$(251)	$(205)	$—	$1,282
Year ended December 31, 2006	$3,036	$1,024	$(2,322)	$—	$1,738

3.	Exhibits:

Exhibit
No.	Exhibit Description

2.1	Second Amended and Restated Joint Plan of Reorganization of International Wire Group, Inc., et. al., under Chapter 11 of the Bankruptcy Code, dated June 24, 2004 (filed as Exhibit T3E-2 to the Company’s Application for Qualification of Trust Indentures on Form T3 filed on July 29, 2004 and incorporated herein by reference).
2.2	Stock Purchase Agreement, dated March 4, 2006, between Phelps Dodge Corporation, a New York corporation, and International Wire Group, Inc., a Delaware corporation (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed March 7, 2006 and incorporated herein by reference).
2.3	Amendment No. 1 to Stock Purchase Agreement, dated March 31, 2006, between Phelps Dodge Corporation, a New York corporation, and International Wire Group, Inc., a Delaware corporation (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed April 4, 2006 and incorporated herein by reference).
2.4	Asset Purchase Agreement, dated June 3, 2008, between International Wire Group, Inc., a Delaware corporation, Global Wire Inc., a Delaware corporation, Montgomery Wire Corporation, a Delaware corporation, Wyre Wynd Corporation, a Delaware corporation, Negev Wire Trading Inc., a Delaware corporation, and Global Wire Ltd., an Israeli corporation (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed June 4, 2008 and incorporated herein by reference).
3.1	Amended and Restated Certificate of Incorporation of International Wire Group, Inc. (filed as Exhibit 3.1 to the Company’s Registration Statement Form S-1 filed November 24, 2004 and incorporated herein by reference).
3.2	Amended and Restated Bylaws of International Wire Group, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed February 28, 2007 and incorporated herein by reference).
4.1	Indenture, dated as of October 20, 2004, among International Wire Group, Inc., the guarantors party thereto, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.1 to the Company’s Registration Statement Form S-1 filed November 24, 2004 and incorporated herein by reference).
4.2	Form of 10% Secured Senior Subordinated Note due 2011 (filed as Exhibit A to the Indenture filed as Exhibit 4.1 to the Company’s Registration Statement Form S-1 filed November 24, 2004 and incorporated herein by reference).
10.1	Loan and Security Agreement, dated as of October 20, 2004, among the borrowers and guarantors specified therein, the several lenders from time to time parties thereto and Congress Financial Corporation (Central), as agent (filed as Exhibit 10.1 to the Company’s Registration Statement Form S-1 filed November 24, 2004 and incorporated herein by reference).
10.2	Collateral Agreement, dated as of October 20, 2004, among International Wire Group, Inc., the subsidiaries of International Wire Group, Inc. identified therein, and BNY Midwest Trust Company, as collateral agent (filed as Exhibit 10.3 to the Company’s Registration Statement Form S-1 filed November 24, 2004, and incorporated herein by reference).
10.3	Intercreditor Agreement, dated as of October 20, 2004, among Congress Financial Corporation (Central), as working capital loan and security agreement agent, Silver Point Finance, LLC, as term loan agreement agent, and BNY Midwest Trust Company, as trustee (filed as Exhibit 10.4 to the Company’s Registration Statement Form S-1 filed November 24, 2004, and incorporated herein by reference).
10.4	International Wire Group, Inc. 2004 Stock Option Plan (filed as Exhibit 10.6 to the Company’s Registration Statement Form S-1 filed November 24, 2004, and incorporated herein by reference).*
10.5	Amended and Restated Registration Rights Agreement, dated as of November 24, 2004, among International Wire Group, Inc. and the holders specified therein (filed as Exhibit 10.7 to the Company’s Registration Statement Form S-1 filed November 24, 2004, and incorporated herein by reference).
10.6	Third Amended and Restated Employment Agreement, dated April 25, 2008, by and among Glenn J. Holler, International Wire Group, Inc. and certain subsidiaries of International Wire Group, Inc. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 29, 2008, and incorporated herein by reference).*

Exhibit
No.	Exhibit Description

10.7	Third Amended and Restated Employment Agreement, dated April 25, 2008, by and among Rodney D. Kent, International Wire Group, Inc. and certain subsidiaries of International Wire Group, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 29, 2008, and incorporated herein by reference).*
10.8	Nonqualified Stock Option Agreement, dated August 1, 2005, between International Wire Group, Inc. and William Lane Pennington (filed with the Company’s Registration Statement Form S-1 filed August 2, 2005, and incorporated herein by reference).*
10.9	Form of Indemnification Agreement (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on September 14, 2005, and incorporated herein by reference).
10.10	Supplement No. 1 to the Indenture, dated as of March 31, 2006, among International Wire Group, Inc., the guarantors party thereto, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed April 4, 2006, and incorporated herein by reference).
10.11	Supplement No. 1 to the Collateral Agreement, dated as of March 31, 2006, among International Wire Group, Inc., the subsidiaries of International Wire Group, Inc. identified therein, and BNY Midwest Trust Company, as collateral agent (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed April 4, 2006, and incorporated herein by reference).
10.12	Letter agreement, dated April 4, 2006, between International Wire Group, Inc. and William Lane Pennington (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed April 4, 2006, and incorporated herein by reference).*
10.13	Amended and Restated International Wire Group, Inc. 2006 Management Stock Option Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 29, 2008, and incorporated herein by reference).*
10.14	Amended and Restated International Wire Group, Inc. 2006 Stock Option Plan for Nonemployee Directors (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed April 29, 2008, and incorporated herein by reference).*
10.15	Amendment Number 1 to International Wire Group, Inc. 2006 Stock Option Plan for Nonemployee Directors (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 17, 2006, and incorporated herein by reference).*
10.16	Letter agreement regarding Amended and Restated Registration Rights Agreement, dated June 14, 2006, among International Wire Group, Inc., GSCP (NJ), Inc., Special Value Absolute Return Fund, LLC and Special Value Opportunities Fund, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 19, 2006, and incorporated herein by reference).
10.17	Amendment No. 2 Loan and Security Agreement, dated as of June 28, 2006, by and among International Wire Group, Inc., its domestic subsidiaries, the parties to the Loan Agreement as lenders and Wachovia Capital Finance Corporation (Central), formerly known as Congress Financial Corporation (Central) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 5, 2006, and incorporated herein by reference).
10.18	Amendment No. 3 to Loan and Security Agreement, dated as of August 22, 2006, by and among International Wire Group, Inc., its domestic subsidiaries, the parties to the Loan Agreement and Security as lenders and Wachovia Capital Finance Corporation (Central), formerly known as Congress Financial Corporation (Central) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 28, 2006, and incorporated herein by reference).
10.19	International Wire Group Inc. Key Management Incentive Plan Summary (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed April 30, 2007, and incorporated herein by reference).*
10.20	Amended Form of Stock Agreement (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed November 14, 2006, and incorporated herein by reference).*
10.21	Letter agreement, dated March 26, 2007, between International Wire Group, Inc. and William Lane Pennington (filed as Exhibit 10.39 to the Company’s Annual Report on Form 10-K filed April 30, 2007, and incorporated herein by reference).*

Exhibit
No.	Exhibit Description

10.22	Letter agreement regarding Amended and Restated Registration Rights Agreement, dated April 24, 2007, among International Wire Group, Inc., GSCP (NJ), Inc., Special Value Absolute Return Fund, LLC and Special Value Opportunities Fund, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 27, 2007, and incorporated herein by reference).
10.23	Amendment No. 4 to Loan and Security Agreement, dated as of October 26, 2007, by and among International Wire Group, Inc., its domestic subsidiaries, the parties to the Loan Agreement and Security as lenders and Wachovia Capital Finance Corporation (Central), formerly known as Congress Financial Corporation (Central) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 26, 2007, and incorporated herein by reference).
10.24	Consent to Dividends and Capital Stock Repurchases, dated December 19, 2008, by and among IWG, its domestic subsidiaries and Wachovia Capital Finance Corporation (Central), formerly known as Congress Financial Corporation (Central), acting on behalf of the required lenders (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 19, 2008, and incorporated herein by reference).
21.1	Subsidiaries of International Wire Group, Inc. (filed herewith).
23.1	Consent of Deloitte & Touche LLP (filed herewith).
31.1	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended , as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Principal Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K for the fiscal year ended December 31, 2008 to be signed on its behalf by the undersigned, thereunto duly authorized as of March 12, 2009.

International Wire Group, Inc.

By:	/s/ Rodney D. Kent
Rodney D. Kent
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and as of March 12, 2009.

Signature	Capacity

/s/ Rodney D. Kent Rodney D. Kent	Chief Executive Officer and Director

/s/ Glenn J. Holler Glenn J. Holler	Senior Vice President, Chief Financial Officer (Principal Accounting Officer) and Secretary

/s/ Mark Holdsworth Mark Holdsworth	Chairman of the Board

/s/ William Lane Pennington William Lane Pennington	Vice Chairman of the Board

/s/ Peter Blum Peter Blum	Director

/s/ David M. Gilchrist, Jr. David M. Gilchrist, Jr.	Director

/s/ David H. Robbins David H. Robbins	Director

/s/ Lowell W. Robinson Lowell W. Robinson	Director

/s/ John T. Walsh John T. Walsh	Director

EXHIBIT INDEX

Exhibit
No.	Exhibit Description

2.1	Second Amended and Restated Joint Plan of Reorganization of International Wire Group, Inc., et. al., under Chapter 11 of the Bankruptcy Code, dated June 24, 2004 (filed as Exhibit T3E-2 to the Company’s Application for Qualification of Trust Indentures on Form T3 filed on July 29, 2004 and incorporated herein by reference).
2.2	Stock Purchase Agreement, dated March 4, 2006, between Phelps Dodge Corporation, a New York corporation, and International Wire Group, Inc., a Delaware corporation (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed March 7, 2006 and incorporated herein by reference).
2.3	Amendment No. 1 to Stock Purchase Agreement, dated March 31, 2006, between Phelps Dodge Corporation, a New York corporation, and International Wire Group, Inc., a Delaware corporation (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed April 4, 2006 and incorporated herein by reference).
2.4	Asset Purchase Agreement, dated June 3, 2008, between International Wire Group, Inc., a Delaware corporation, Global Wire Inc., a Delaware corporation, Montgomery Wire Corporation, a Delaware corporation, Wyre Wynd Corporation, a Delaware corporation, Negev Wire Trading Inc., a Delaware corporation, and Global Wire Ltd., an Israeli corporation (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed June 4, 2008 and incorporated herein by reference).
3.1	Amended and Restated Certificate of Incorporation of International Wire Group, Inc. (filed as Exhibit 3.1 to the Company’s Registration Statement Form S-1 filed November 24, 2004 and incorporated herein by reference).
3.2	Amended and Restated Bylaws of International Wire Group, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed February 28, 2007 and incorporated herein by reference).
4.1	Indenture, dated as of October 20, 2004, among International Wire Group, Inc., the guarantors party thereto, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 4.1 to the Company’s Registration Statement Form S-1 filed November 24, 2004 and incorporated herein by reference).
4.2	Form of 10% Secured Senior Subordinated Note due 2011 (filed as Exhibit A to the Indenture filed as Exhibit 4.1 to the Company’s Registration Statement Form S-1 filed November 24, 2004 and incorporated herein by reference).
10.1	Loan and Security Agreement, dated as of October 20, 2004, among the borrowers and guarantors specified therein, the several lenders from time to time parties thereto and Congress Financial Corporation (Central), as agent (filed as Exhibit 10.1 to the Company’s Registration Statement Form S-1 filed November 24, 2004 and incorporated herein by reference).
10.2	Collateral Agreement, dated as of October 20, 2004, among International Wire Group, Inc., the subsidiaries of International Wire Group, Inc. identified therein, and BNY Midwest Trust Company, as collateral agent (filed as Exhibit 10.3 to the Company’s Registration Statement Form S-1 filed November 24, 2004, and incorporated herein by reference).
10.3	Intercreditor Agreement, dated as of October 20, 2004, among Congress Financial Corporation (Central), as working capital loan and security agreement agent, Silver Point Finance, LLC, as term loan agreement agent, and BNY Midwest Trust Company, as trustee (filed as Exhibit 10.4 to the Company’s Registration Statement Form S-1 filed November 24, 2004, and incorporated herein by reference).
10.4	International Wire Group, Inc. 2004 Stock Option Plan (filed as Exhibit 10.6 to the Company’s Registration Statement Form S-1 filed November 24, 2004, and incorporated herein by reference).*
10.5	Amended and Restated Registration Rights Agreement, dated as of November 24, 2004, among International Wire Group, Inc. and the holders specified therein (filed as Exhibit 10.7 to the Company’s Registration Statement Form S-1 filed November 24, 2004, and incorporated herein by reference).
10.6	Third Amended and Restated Employment Agreement, dated April 25, 2008, by and among Glenn J. Holler, International Wire Group, Inc. and certain subsidiaries of International Wire Group, Inc. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 29, 2008, and incorporated herein by reference).*

Exhibit
No.	Exhibit Description

10.7	Third Amended and Restated Employment Agreement, dated April 25, 2008, by and among Rodney D. Kent, International Wire Group, Inc. and certain subsidiaries of International Wire Group, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 29, 2008, and incorporated herein by reference).*
10.8	Nonqualified Stock Option Agreement, dated August 1, 2005, between International Wire Group, Inc. and William Lane Pennington (filed with the Company’s Registration Statement Form S-1 filed August 2, 2005, and incorporated herein by reference).*
10.9	Form of Indemnification Agreement (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on September 14, 2005, and incorporated herein by reference).
10.10	Supplement No. 1 to the Indenture, dated as of March 31, 2006, among International Wire Group, Inc., the guarantors party thereto, and BNY Midwest Trust Company, as Trustee (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed April 4, 2006, and incorporated herein by reference).
10.11	Supplement No. 1 to the Collateral Agreement, dated as of March 31, 2006, among International Wire Group, Inc., the subsidiaries of International Wire Group, Inc. identified therein, and BNY Midwest Trust Company, as collateral agent (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed April 4, 2006, and incorporated herein by reference).
10.12	Letter agreement, dated April 4, 2006, between International Wire Group, Inc. and William Lane Pennington (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed April 4, 2006, and incorporated herein by reference).*
10.13	Amended and Restated International Wire Group, Inc. 2006 Management Stock Option Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 29, 2008, and incorporated herein by reference).*
10.14	Amended and Restated International Wire Group, Inc. 2006 Stock Option Plan for Nonemployee Directors (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed April 29, 2008, and incorporated herein by reference).*
10.15	Amendment Number 1 to International Wire Group, Inc. 2006 Stock Option Plan for Nonemployee Directors (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 17, 2006, and incorporated herein by reference).*
10.16	Letter agreement regarding Amended and Restated Registration Rights Agreement, dated June 14, 2006, among International Wire Group, Inc., GSCP (NJ), Inc., Special Value Absolute Return Fund, LLC and Special Value Opportunities Fund, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 19, 2006, and incorporated herein by reference).
10.17	Amendment No. 2 Loan and Security Agreement, dated as of June 28, 2006, by and among International Wire Group, Inc., its domestic subsidiaries, the parties to the Loan Agreement as lenders and Wachovia Capital Finance Corporation (Central), formerly known as Congress Financial Corporation (Central) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 5, 2006, and incorporated herein by reference).
10.18	Amendment No. 3 to Loan and Security Agreement, dated as of August 22, 2006, by and among International Wire Group, Inc., its domestic subsidiaries, the parties to the Loan Agreement and Security as lenders and Wachovia Capital Finance Corporation (Central), formerly known as Congress Financial Corporation (Central) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 28, 2006, and incorporated herein by reference).
10.19	International Wire Group Inc. Key Management Incentive Plan Summary (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed April 30, 2007, and incorporated herein by reference).*
10.20	Amended Form of Stock Agreement (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed November 14, 2006, and incorporated herein by reference).*
10.21	Letter agreement, dated March 26, 2007, between International Wire Group, Inc. and William Lane Pennington (filed as Exhibit 10.39 to the Company’s Annual Report on Form 10-K filed April 30, 2007, and incorporated herein by reference).*

Exhibit
No.	Exhibit Description

10.22	Letter agreement regarding Amended and Restated Registration Rights Agreement, dated April 24, 2007, among International Wire Group, Inc., GSCP (NJ), Inc., Special Value Absolute Return Fund, LLC and Special Value Opportunities Fund, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 27, 2007, and incorporated herein by reference).
10.23	Amendment No. 4 to Loan and Security Agreement, dated as of October 26, 2007, by and among International Wire Group, Inc., its domestic subsidiaries, the parties to the Loan Agreement and Security as lenders and Wachovia Capital Finance Corporation (Central), formerly known as Congress Financial Corporation (Central) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 26, 2007, and incorporated herein by reference).
10.24	Consent to Dividends and Capital Stock Repurchases, dated December 19, 2008, by and among IWG, its domestic subsidiaries and Wachovia Capital Finance Corporation (Central), formerly known as Congress Financial Corporation (Central), acting on behalf of the required lenders (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 19, 2008, and incorporated herein by reference).
21.1	Subsidiaries of International Wire Group, Inc. (filed herewith).
23.1	Consent of Deloitte & Touche LLP (filed herewith).
31.1	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Principal Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Indicates a management contract or compensatory plan or arrangement.