Form 10-Q
period 2009-03-31
INTERNATIONAL WIRE GROUP INC
filed 2009-05-07
CIK 947429

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
000-51043
(Commission File Number)
International Wire Group, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	43-1705942
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
12 Masonic Ave.
Camden, NY 13316
(315) 245-3800
(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
      Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES ☑ NO ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 30, 2009, there were 9,986,202 shares, par value $.01 per share, outstanding.

INTERNATIONAL WIRE GROUP, INC.

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTERNATIONAL WIRE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2009	2008
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$8,901	$7,372
Accounts receivable, less allowances of $3,244 and $2,979	59,639	66,404
Refundable income taxes	6,418	6,632
Inventories	56,169	62,602
Prepaid expenses and other	8,058	7,526
Deferred income taxes	11,258	11,258

Total current assets	150,443	161,794
Property, plant and equipment, net	109,503	112,950
Goodwill	62,133	62,133
Identifiable intangibles, net	25,642	26,168
Deferred financing costs, net	1,601	1,768
Restricted cash	1,377	1,387
Other assets	3,913	3,899

Total assets	$354,612	$370,099

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$273	$595
Accounts payable	18,437	22,254
Accrued and other liabilities	9,922	10,971
Accrued workers’ compensation costs	7,723	7,596
Accrued payroll and payroll related items	6,129	7,472
Customers’ deposits	12,704	13,348
Accrued interest	3,545	1,723
Dividend payable	—	12,010

Total current liabilities	58,733	75,969
Long-term debt, less current maturities	89,874	87,792
Other long-term liabilities	8,514	8,452
Deferred income taxes	16,204	16,282

Total liabilities	173,325	188,495

Stockholders’ equity
Common stock, $.01 par value, 20,000,000 shares authorized, 10,130,202 issued	102	102
Contributed capital	187,277	187,061
Accumulated deficit	(3,545)	(4,515)
Treasury stock at cost, 144,000 shares	(3,036)	(3,036)
Accumulated other comprehensive income	489	1,992

Total stockholders’ equity	181,287	181,604

Total liabilities and stockholders’ equity	$354,612	$370,099

See accompanying notes to the condensed consolidated financial statements.

INTERNATIONAL WIRE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2009	2008
	(In thousands, except share data)
Net sales	$101,264	$206,506

Operating expenses:
Cost of goods sold, exclusive of depreciation and amortization expense shown below	83,558	177,147
Selling, general and administrative expenses	9,163	11,588
Depreciation	4,070	3,719
Amortization	796	591
Loss on sale of property, plant and equipment	—	37

Operating income	3,677	13,424

Other income/(expense):
Interest expense	(2,193)	(2,353)
Amortization of deferred financing costs	(167)	(159)
Other, net	15	(63)

Income from continuing operations before income tax provision	1,332	10,849
Income tax provision	362	3,734

Income from continuing operations	970	7,115
Income from discontinued operations, net of income tax provision of $0 and $63	—	119

Net income	$970	$7,234

Basic net income per share:
Income from continuing operations	$0.10	$0.72
Income from discontinued operations	—	0.01

Net income	$0.10	$0.73

Diluted net income per share:
Income from continuing operations	$0.10	$0.70
Income from discontinued operations	—	0.01

Net income	$0.10	$0.71

Weighted-average basic shares outstanding	9,986,202	9,921,268
Weighted-average diluted shares outstanding	9,986,202	10,217,531
See accompanying notes to the condensed consolidated financial statements.

INTERNATIONAL WIRE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31, 2009	March 31, 2008
	(In thousands)
Cash flows provided by operating activities:
Net income	$970	$7,234
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,070	3,719
Amortization	796	591
Amortization of deferred financing costs	167	159
Accounts receivable allowances provision	270	79
Stock-based compensation expense	216	218
Loss on sale of property, plant and equipment	—	37
Deferred income taxes	(78)	(40)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	5,666	(28,460)
Inventories	6,025	(5,731)
Prepaid expenses and other assets	(125)	(506)
Accounts payable	(2,606)	30,791
Accrued and other liabilities and workers’ compensation costs	(829)	1,570
Accrued payroll and payroll related items	(1,252)	(3,136)
Customers’ deposits	(644)	117
Accrued interest	1,822	1,810
Accrued/refundable income taxes	223	3,528
Other long-term liabilities	87	(107)

Net cash provided by operating activities	14,778	11,873

Cash flows used in investing activities:
Capital expenditures	(1,984)	(2,684)
Proceeds from sale of property, plant and equipment	—	12
Restricted cash	10	52
Investment in short-term securities	(686)	—
Acquisition of Hamilton Products, net of $293 cash received	—	(9,109)

Net cash used in investing activities	(2,660)	(11,729)

Cash flows provided by/(used in) financing activities:
Borrowings of long-term obligations	40,482	67,320
Repayments of long-term obligations	(38,699)	(66,528)
Proceeds from issuance of common stock	—	180
Dividend payment	(12,010)	—

Net cash provided by/(used in) financing activities	(10,227)	972
Effects of exchange rate changes on cash and cash equivalents	(362)	434

Net change in cash and cash equivalents	1,529	1,550
Cash and cash equivalents at beginning of the period	7,372	3,991

Cash and cash equivalents at end of the period	$8,901	$5,541

Supplemental disclosure of cash flow information:
Interest paid	$371	$543

Taxes paid, net of refunds of $80 and $18	$88	$222

Amount included in accounts payable for acquisition and capital expenditures	$342	$694

See accompanying notes to the condensed consolidated financial statements.

INTERNATIONAL WIRE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
(Unaudited)
1. Business Organization and Basis of Presentation
Unaudited Interim Consolidated Financial Statements
The unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows of International Wire Group, Inc. (the “Company”, “we” or “our”). The results for the three months ended March 31, 2009 and 2008 are not necessarily indicative of the results that may be expected for the full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2008.
2. Acquisitions
On January 2, 2008, the Company acquired the assets and operations of Hamilton Products, Inc. and the related real estate owned by JPS Holdings, LLC (collectively “Hamilton Products”). Hamilton Products was formed in 1994 and is a manufacturer and marketer of braided wire products serving the aerospace and industrial markets. The acquisition of Hamilton Products complements our existing braiding operations in both the United States and Europe and expands our aerospace business. Under the asset purchase agreement, the Company purchased the assets, operations and certain liabilities.  The acquisition price, including expenses, was $9,109, which is net of acquired cash totaling $293.   This acquisition has been accounted for as a purchase on January 2, 2008 and the results of operations of Hamilton Products have been included in the accompanying consolidated statements of income since the date of acquisition.  Hamilton Products’ manufacturing facility is located in Sherburne, New York.
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

$32,127

At March 31, 2009, the Global Wire purchase price allocation is preliminary and subject to revision as the Company is in the process of obtaining third-party valuations of certain property, plant and equipment and certain intangibles. The total acquisition costs have been preliminarily allocated to the acquired net assets at fair value as follows:

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
The following table shows summary unaudited pro forma results of operations as if the Company and Global Wire had been combined as of the beginning of of the period presented. The unaudited pro forma results of operations are based on estimates and assumptions and have been made solely for purposes of developing such pro forma information. The pro forma information for the quarter ended March 31, 2008 reflects adjustments for depreciation, amortization, interest expense and income taxes. The pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results or financial position that would have occurred if the acquisition had been consummated at the beginning of the period presented:

Pro Forma
For the Quarter Ended
March 31, 2008
Net sales	$235,531
Income from continuing operations	11,636
Net income	7,750
Basic net income per share	0.78
Diluted net income per share	0.76
3. Recently Issued Accounting Standards
In February 2008, the FASB issued FSP No. 157-2, which delays the effective date of SFAS No. 157, Fair Value Measurements, for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP No. 157-2 partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of the statement. Effective January 1, 2008, the Company adopted SFAS No. 157 except as it applies to those non-financial assets and non-financial liabilities as noted in FSP No. 157-2. The adoption of FSP No. 157-2 and SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements.
In June 2008, the FASB issued FSP EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” which addresses whether unvested instruments granted in share-based payment transactions that contain nonforfeitable rights to dividends or dividend equivalents are participating securities subject to the two-class method of computing earnings per share under SFAS No. 128, “Earnings Per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. The Company’s adoption of FSP EITF 03-6-1 did not result in a change in the Company’s earnings per share.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP No. FAS 107-1 and APB 28-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. FSP No. FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009. The Company does not expect the adoption of FSP No. FAS 107-1 and APB 28-1 to have a material effect on its financial statements.
4. Inventories
The composition of inventories is as follows:

	March 31,	December 31,
	2009	2008
Raw materials	$13,176	$22,034
Work-in-process	16,155	13,402
Finished goods	26,838	27,166

Total inventories	$56,169	$62,602

Inventories are valued at the lower of cost or current estimated market value. Cost is determined using the last-in, first-out (“LIFO”) method for the Bare Wire and High Performance Conductors segments and the first-in, first-out (“FIFO”) method for the Engineered Wire Products–Europe segment. The primary components of inventory costs include raw materials used in the production process (copper, tin, nickel, silver, alloys and other) and production related labor and overhead costs net of scrap sales. Had all inventories been valued at the first-in, first-out (“FIFO”) cost method, inventories would have been $5,324 and $16,618 higher as of March 31, 2009 and December 31, 2008, respectively.
5. Goodwill and Intangible Assets
The carrying amounts of goodwill are as follows:

	March 31,	December 31,
	2009	2008
Balance, beginning of period	$62,133	$61,560
Reversal of deferred income tax valuation allowance	—	(211)
Purchase of Hamilton Products	—	784

Balance, end of period	$62,133	$62,133

At March 31, 2009 and December 31, 2008, all goodwill is included in the Bare Wire segment. The Company completed its annual impairment test at December 31, 2008 and concluded that goodwill was not impaired.
The components of identifiable intangibles are as follows:

	March 31, 2009		December 31, 2008
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Customer contracts and relationships	$20,510	$3,513	$20,510	$3,171
Trade names and trademarks	10,908	2,408	10,908	2,249
Lease	137	69	137	46
Alloys	92	15	92	13

Total identifiable intangibles	$31,647	$6,005	$31,647	$5,479

Amortization expense for identifiable intangible assets from continuing operations for the three months ended March 31, 2009 and March 31, 2008 was $526 and $291, respectively. Amortization expense for identifiable intangibles for the next five fiscal years and thereafter is as follows:

2009 (remaining nine months)	$1,579
2010	2,014
2011	1,958
2012	1,901
2013	1,901
Thereafter	16,289
6. Stock Option Plans and Compensation Expense
The Company measures compensation cost for all stock awards at fair value on the date of grant and the recognition of compensation cost is spread over the service periods for awards expected to vest. Stock-based compensation expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income.
The Company uses the Black-Scholes option model to estimate fair value of share-based awards with the following weighted average assumptions:

	For the Three Months Ended
	March 31, 2009	March 31, 2008
Stock Options and Awards:
Expected life – employees	6 years	6 years
Expected life – non-employee directors	5.5 years	5.5 years
Expected volatility	50.0%	50.0%
Dividend yield	0%	0%
Risk-free interest rate	2.0%	2.7%
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
Stock option activity for the three months ended March 31, 2009 is summarized as follows:

		Weighted	Weighted
		Average	Average	Aggregate
	Options	Exercise	Remaining	Intrinsic
	Outstanding	Price	Term in Years	Value (1)
Outstanding at January 1, 2009	1,072,300	$15.71
Granted	—
Exercised	—

Outstanding at March 31, 2009	1,072,300	$15.71	8.7	$—

Vested or expected to vest at March 31, 2009	1,018,685	$15.71	8.7	$—

Exercisable at March 31, 2009	968,200	$15.37	8.5	$—

(1)	The aggregate intrinsic value was calculated using the difference between the market price of the Company’s common stock at March 31 and the grant price for only those awards that have a grant price less than the market price of the Company’s common stock at March 31.
The Company recorded stock-based compensation expense of $216 and $218 for the three months ended March 31, 2009 and 2008, respectively. As of March 31, 2009, the Company had total unrecognized compensation costs of $445 which will be recognized as compensation expense over a weighted average period of 0.9 years. The Company estimates a 5% forfeiture rate in recording stock-based compensation expense. As of March 31, 2009, 105,200 stock option awards have been exercised under the 2006 Management Stock Option Plan, no stock option awards have been exercised under the 2006 Stock Option Plan for Non-Employee Directors, and 25,000 stock option awards have been exercised under the grant to Lane Pennington. The stock options are non-qualified which results in the creation of a deferred tax asset until the time the option is exercised.

7. Comprehensive Income/(Loss)
Comprehensive income is comprised of:

	For the Three
	Months Ended
	March 31,	March 31,
	2009	2008
Net income	$970	$7,234
Foreign currency translation adjustment	(1,503)	2,414

Total comprehensive income/(loss)	$(533)	$9,648

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

	For the Three
	Months Ended
	March 31,	March 31,
	2009	2008
Weighted-average shares outstanding-basic	9,986,202	9,921,268
Dilutive effect of stock options	—	296,263

Weighted-average shares outstanding-dilutive	9,986,202	10,217,531

Weighted average shares outstanding for the three month periods ended March 31, 2009 and 2008 exclude 1,072,300 and 113,100 options, respectively, because they are antidilutive under the treasury stock method.
9. Long-Term Debt
The composition of long-term debt is as follows:

	March 31,	December 31,
	2009	2008
Senior Revolving Credit Facility	$14,874	$12,792
10% Secured Senior Subordinated Notes	75,000	75,000
Other	273	595

Total long-term debt	90,147	88,387
Less current maturities	273	595

Long-term portion of long-term debt	$89,874	$87,792

Senior Revolving Credit Facility
The Company and its domestic subsidiaries are parties to a credit agreement (the “Revolving Credit Facility”) with Wachovia Capital Financial Corporation (Central), formerly known as Congress Financial Corporation (Central), as administrative agent, and several banks and financial institutions, and other parties. The Revolving Credit Facility is a senior revolver credit facility in the amount of up to $200,000 subject to borrowing availability (including, as a sub-facility of the Revolving Credit Facility, a $25,000 letter of credit facility).
Borrowings under the Revolving Credit Facility are tied to a borrowing base, which is calculated by reference to, among other things, eligible accounts receivable, eligible inventory and eligible real property and equipment. As of March 31, 2009, letters of credit in the amount of $11,219 were outstanding and $14,874 was drawn under the Revolving Credit Facility. Availability under the Revolving Credit Facility was $47,546 as of March 31, 2009.
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
The Company must prepay the loans under the Revolving Credit Facility by the following amounts (subject to certain exceptions):
•	An amount equal to 100 percent of the net proceeds of any incurrence of indebtedness by the Company or any of its subsidiaries; and

•	An amount equal to 100 percent of the net proceeds of any non-ordinary course sale or other disposition by us or any of its subsidiaries of any assets, except for certain exceptions.
Secured Senior Subordinated Notes
The 10 % Secured Senior Subordinated Notes due 2011 (“Notes”) are: senior subordinated obligations of the Company; senior in right of payment to any of future subordinated obligations; guaranteed by the Company’s domestic subsidiaries; and secured by a second-priority lien on all or substantially all of the Company’s and its domestic subsidiaries assets, including 65 percent of the capital stock of, or other equity interests in, the Company’s foreign subsidiaries.
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
10. Income Taxes
The Company’s liability for unrecognized tax benefits totaled $4,922 and $4,870 as of March 31, 2009 and December 31, 2008, respectively, which includes interest and penalties. The total unrecognized tax benefits balance at March 31, 2009 and December 31, 2008 was comprised of tax benefits that, if recognized, would affect the effective rate. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.
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
The Bare Wire segment manufactures bare and tin-plated copper wire products (or conductors) used to transmit digital, video and audio signals or conduct electricity and sells to insulated wire manufacturers and various industrial original equipment manufacturers (“OEM’s”) for use in aerospace, computer and data communications products, general industrial, energy, appliances, automobiles, and other applications. The Bare Wire segment is in the primary business of copper fabrication. The Company may provide such copper to its customers or use their copper in the fabrication process. While the Company bills its customers for copper it provides, it does not distinguish in its records these customer types and it is therefore not practical to provide such disclosure.
The Engineered Wire Products–Europe segment manufactures and engineers connections and bare copper wire products (or conductors) to conduct electricity either for power or for grounding purposes and are sold to a diverse customer base of various OEM’s for use in electrical appliances, power supply, aircraft and railway, and automotive products.
The High Performance Conductors segment, manufactures specialty high performance conductors which include tin, nickel and silver-plated copper and copper alloy conductors including high and low temperature standard and customized conductors as well as specialty film insulated conductors and miniature tubing products.
Summarized financial information for the Company’s reportable segments is as follows:

		Engineered
		Wire	High
		Products–	Performance
	Bare Wire	Europe	Conductors	Corporate	Eliminations	Total
Net sales
Three months ended March 31, 2009	$65,884	$11,340	$24,396	$—	$(356)	$101,264
Three months ended March 31, 2008	149,977	20,656	36,270	—	(397)	206,506
Operating income/(loss)
Three months ended March 31, 2009	2,234	(84)	1,799	(272)	—	3,677
Three months ended March 31, 2008	7,410	1,815	4,417	(218)	—	13,424
Goodwill
March 31, 2009	62,133	—	—	—	—	62,133
December 31, 2008	62,133	—	—	—	—	62,133
Total assets
March 31, 2009	223,233	37,709	71,600	25,557	(3,487)	354,612
December 31, 2008	235,688	41,463	70,861	25,509	(3,422)	370,099
The following table presents sales by period and by geographic region based on the country in which the legal subsidiary is domiciled.

	For the Three
	Months Ended
	March 31,	March 31,
	2009	2008
United States	$88,465	$182,616
Europe	12,799	23,890

Total	$101,264	$206,506

The following table presents property, plant and equipment, net, by geographic region based on the location of the asset:

	March 31, 2009	December 31, 2008
United States	$100,642	$103,623
Europe	8,861	9,327

Total	$109,503	$112,950

12. Related Party Transactions
The Company sells a portion of its production scrap to Prime Materials Recovery, Inc. (“Prime”) and Prime also performs certain scrap processing services for the Company. Prime is a closely held company and its major shareholder, chairman and director is the Chief Executive Officer of the Company. In addition, the Vice President of Finance of the Company holds a minority ownership interest and is a director. The Company had sales to Prime of $2,099 and $7,498 for the three months ended March 31, 2009 and 2008, respectively. The outstanding trade receivables were $1,279 and $765 at March 31, 2009 and December 31, 2008, respectively. The Company incurred scrap conversion costs from Prime of $36 for both the three months ended March 31, 2009 and 2008. There were no outstanding payables at March 31, 2009 and December 31, 2008.
13. Litigation
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
Many important factors could cause our results to differ materially from those expressed in forward-looking statements. These factors include, but are not limited to, fluctuations in our operating results and customer orders, unexpected decreases in demand or increases in inventory levels, changes in the price of copper, tin, nickel and silver, the failure of our acquisitions and expansion plans to perform as expected, the competitive environment, our reliance on our significant customers, lack of long-term contracts, substantial dependence on business outside of the U.S. and risks associated with our international operations, limitations due to our substantial indebtedness, loss of key employees or the deterioration in our relationship with employees, litigation, claims, liability from environmental laws and regulations and other factors. For additional information regarding risk factors, see our discussion in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008.

Overview
We, together with our subsidiaries, manufacture and market wire products, including bare and tin-plated copper wire, engineered products and high performance conductors, for other wire suppliers, distributors and original equipment manufacturers or “OEM’s.” Our products include a broad spectrum of copper wire configurations and gauges with a variety of electrical and conductive characteristics and are utilized by a wide variety of customers primarily in the aerospace, appliance, automotive, electronics and data communications, general industrial/energy and medical device industries. We manufacture and distribute our products currently at 17 facilities located in the United States, Belgium, France and Italy. For the period ended March 31, 2009, we operated our business in the following three segments:
•	Bare Wire. Our bare and tin-plated copper wire products (or conductors) are used to transmit digital, video and audio signals or conduct electricity and are sold to a diverse customer base of over 1,000 insulated wire manufacturers and various industrial OEM’s for use in electronics and data communications, general industrial, energy, appliances, and automotive markets.

•	Engineered Wire Products – Europe. Our bare copper wire products are engineered and used to conduct electricity either for power or for grounding purposes and are sold to a diverse customer base of various OEM’s for use in electrical appliances, power supply, aircraft and railway and automotive products.

•	High Performance Conductors. Our High Performance Conductors segment manufactures specialty high performance conductors which include tin, nickel and silver-plated copper and copper alloy conductors including high and low temperature standard and customized conductors as well as specialty film insulated conductors and miniature tubing products. The products are used by a variety of customers in the commercial and military aerospace and defense, electronics and data communication, industrial, automotive and medical electronics and device markets.
Demand for our products is directly related to two primary factors:
•	Demand for the end products in which our products are incorporated.

•	Our abilities to compete with other suppliers in the industry served.
Important indicators of demand for all of our products include a number of general economic factors such as gross domestic product, interest rates and consumer confidence. In specific industries, management also monitors the following factors:
•	Electronics/data communications and industrial/energy – while the end user applications are very diverse, some of the contributing factors of demand in the markets include technology spending and major industrial and/or infrastructure projects, including build-out of computer networks, mining development, oil exploration and production projects, mass transit and general commercial and industrial real estate development.

•	Automobiles – North American industry production statistics, which are influenced by labor relations issues, regulatory requirements and trade agreements. For the first three months of 2009, automotive industry production volumes decreased 49.8% compared to the same period for 2008. In addition, the impact of the financial restructuring of certain domestic OEM’s on the supplier base can result in changes in demand for component parts that differ from customer demand for vehicles.

•	Additional factors relevant to the High Performance Conductors segment include commercial aircraft deliveries and spending levels in the military defense and electronic market as well as demand in the electro-medical equipment, medical device, consumer electronics and industrial/energy markets. Demand for high performance wire across all segments was negatively impacted by the slowing global economy in the first quarter of 2009. While deliveries of commercial aircraft continue to track to forecast, the lingering effects of the Boeing strike in the fall of 2008 resulted in higher than anticipated inventories in the supply chain. Demand was also impacted by the continued delays in the production of the 787 Dreamliner. Demand for medical device components remained strong due to the continuing trend in acceptance of products available for minimally invasive procedures and increased product development.
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
A portion of our revenue is derived from processing customer-owned (“tolled”) copper. The value of tolled copper is excluded from both our sales and costs of sales, as title to these materials and the related risks of ownership do not pass to us at any time. The remainder of our sales include non-customer owned copper (“owned copper”). Accordingly, for these sales, copper is included in both net sales and cost of sales. The main factor that causes fluctuations in the proportion of tolled copper from one period to the next is the decision by our customers on a sales order by sales order basis whether to use their copper or purchase our owned copper. We have some customers who only use their own tolled copper, others who only purchase our owned copper and others who use some tolled and some owned copper purchased from us. This decision is based on each customer’s internal factors which are unknown to us and out of our control. In order to compare tolled customers with non-tolled customers, we sometimes refer to “adder sales”, which is the net sales from our products less, if applicable, the cost of owned copper.
Our costs and expenses in producing these products fall into three main categories – raw materials, including copper, silver, nickel and tin, labor and, to a lesser extent, utilities. Copper is the primary raw material incorporated in all of our products. As a world traded commodity, copper prices have historically been subject to fluctuations. The average price of copper based upon The New York Mercantile Exchange, Inc. (“COMEX”) decreased to $1.57 per pound for the three months ended March 31, 2009 from $3.53 per pound for the three months ended March 31, 2008, or 56%.
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
Moreover, since we generally do not obtain long-term purchase commitments, our customers may cancel, reduce or delay their orders if they believe copper prices will be falling (in order to purchase our products at lower prices in the future) or in response to increases in copper prices. Additionally, declining copper prices can result in inventory charges, increasing our costs of goods sold and negatively impacting profitability. Conversely, a severe increase in the price of copper can negatively impact our short-term liquidity because of the period of time between our purchase of copper at an increased price and the time at which we receive cash payments after selling end products to customers reflecting the increased price. Currently, a $0.10 per pound fluctuation in the price of copper will have approximately a $2.3 million impact on our working capital. Increased working capital requirements cause us to increase our borrowings, which increases our interest expense.
Other raw materials used include silver, nickel and tin. The cost of silver, nickel and tin are generally passed-through to our customers through a variety of pricing mechanisms. Our price of silver includes a margin and consequently market fluctuations in the price of silver can result in an increase or decrease in profitability at a given volume. For the three months ended March 31, 2009, the average price of silver has decreased by 28%, the average price of nickel decreased by 64% and the average price of tin decreased by 37% compared to the three months ended March 31, 2008.
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
Current Outlook
Uncertainties in the financial and credit markets and a slowdown in consumer spending and business investment have resulted in difficult business conditions. These factors have contributed recently to pressures on companies in the U.S. and Europe. Because of these difficult conditions, we have experienced a continued slowdown in sales in the second quarter of 2009. In March 2009, we announced the idling of our Jewett City, Connecticut and Littleton, New Hampshire plants. We plan to remain flexible in managing our business in the face of these challenges and accordingly have considered implementing certain further cost savings initiatives such as additional reductions in headcount and/or the idling of one or more plants.
Results of Operations
The following table sets forth certain unaudited statements of income data in millions of dollars and percentage of net sales for the periods indicated:

	For the Three Months Ended
	March 31,		March 31,
	2009		2008
Net sales	$101.3	100.0%	$206.5	100.0%
Operating expenses:
Cost of goods sold, exclusive of depreciation and amortization expense shown below	83.6	82.5	177.2	85.8
Selling, general and administrative expenses	9.1	9.0	11.6	5.6
Depreciation and amortization	4.9	4.8	4.3	2.1

Operating income	3.7	3.7	13.4	6.5
Other income/(expense):
Interest expense	(2.2)	(2.2)	(2.4)	(1.2)
Amortization of deferred financing costs	(0.2)	(0.2)	(0.2)	(0.1)

Income from continuing operations before income tax provision	1.3	1.3	10.8	5.2
Income tax provision	0.3	0.3	3.7	1.8

Income from continuing operations	1.0	1.0	7.1	3.4
Income from discontinued operations	0.0	0.0	0.1	0.1

Net income	$1.0	1.0%	$7.2	3.5%

We have three reportable segments: Bare Wire, Engineered Wire Products–Europe, and High Performance Conductors. The following table sets forth unaudited net sales and operating income for the periods presented in millions of dollars and percentages of totals:

	For the Three Months Ended
	March 31,		March 31,
	2009		2008
Net sales:
Bare Wire	$65.9	65%	$150.0	72%
Engineered Wire Products–Europe	11.3	11	20.6	10
High Performance Conductors	24.4	24	36.3	18
Eliminations	(0.3)	—	(0.4)	—

Total	$101.3	100%	$206.5	100%

Operating income:
Bare Wire	$2.2	55%	$7.4	55%
Engineered Wire Products–Europe	(0.0)	—	1.8	13
High Performance Conductors	1.8	45	4.4	32

Subtotal	4.0	100%	13.6	100%

Corporate	(0.3)		(0.2)

Total	$3.7		$13.4

Three Months Ended March 31, 2009 versus Three Months Ended March 31, 2008
Net sales were $101.3 million and $206.5 million for the three months ended March 31, 2009 and 2008, respectively. Sales for the three months ended March 31, 2009 were $105.2 million, or 50.9%, below comparable 2008 levels, as a result of the decreased average cost and selling price of copper ($48.6 million), decreased volume (despite sales from the Global Wire acquisition in the 2009 period) from lower customer demand and weak end user markets from the recessionary pressures in the U.S. and Europe ($56.7 million), lower customer pricing/mix (including silver, nickel and tin prices) ($3.2 million) and an unfavorable currency exchange rate ($2.6 million) which were partially offset by a lower proportion of tolled copper shipped in the 2009 period compared to the 2008 period ($5.9 million). Global Wire sales were $4.4 million in the first quarter of 2009. For sales of product comprised of customer-owned (“tolled”) copper, the value of the copper material processed is excluded from sales. Accordingly, as the proportion of tolled sales decrease, sales increase. The average price of copper based upon COMEX decreased to $1.57 per pound for the three months ended March 31, 2009 from $3.53 per pound for the three months ended March 31, 2008. Total pounds of product sold in the first quarter of 2009 declined by 31.4% compared to the first quarter of 2008.
Bare Wire segment net sales for the three months ended March 31, 2009 were $65.9 million, or a decrease of $84.1 million, or 56.1%, from sales of $150.0 million for the comparable 2008 period. This decrease was primarily the result of a decrease in the average cost and selling price of copper ($44.1 million) and lower volume to customers in all major markets ($46.9 million). These decreases were partially offset by a lower proportion of tolled copper shipped in the 2009 period compared to the 2008 period ($5.9 million) and higher customer pricing/mix ($1.0 million). Of the total pounds processed for the three months ended March 31, 2009 and 2008, 49.7% and 53.2%, respectively, were from customers’ tolled copper.
Engineered Wire Products–Europe net sales of $11.3 million for the three months ended March 31, 2009 were $9.3 million, or 45.1%, lower than sales of $20.6 million for the 2008 period. This decrease was the result of $5.2 million from decreased volume from lower customer demand with most major customers, $1.2 million lower copper prices, $0.3 million lower customer pricing/mix and $2.6 million of an unfavorable currency impact.
High Performance Conductors net sales for the three months ended March 31, 2009 were $24.4 million, or $11.9 million, or 32.8%, lower than sales of $36.3 million for the 2008 period. This decrease was the result of $3.3 million lower average cost and selling price of copper, $4.0 million lower customer pricing/mix (including silver, tin and nickel prices) and $4.6 million of lower volume from weak end user markets.
Cost of goods sold, exclusive of depreciation and amortization, as a percentage of sales decreased to 82.5% for the three months ended March 31, 2009 from 85.8% for the same period in 2008. The decrease of 3.3 percentage points was due to the decrease in the average cost and selling price of copper (5.7 percentage points) and the impact of a lower level of owned copper sales in 2009 compared to 2008 (2.3 percentage points), partially offset by a lower proportion of tolled copper sales in 2009 compared to 2008 (0.3 percentage points), lower customer pricing/mix (1.8 percentage points), the flow through of higher cost copper in the first quarter of 2009 in Europe (0.2 percentage points) and lower plant overhead absorption and utilization (2.4 percentage points).
Selling, general and administrative expenses were $9.1 million for the three months ended March 31, 2009 compared to $11.6 million for the same period in 2008. This decrease of $2.5 million was the result of $1.5 million of decreased transportation costs, $0.8 million of lower salaries and bonus accruals, $0.1 million of lower professional fees and $0.3 million other cost reductions, net which were partially offset by $0.2 million of higher bad debt expense. These expenses, as a percent of net sales, increased to 9.0% for the three months ended March 31, 2009 from 5.6% for the three months ended March 31, 2008, primarily due to the decrease in copper prices in the 2009 period compared to 2008.
Depreciation and amortization was $4.9 million for the three months ended March 31, 2009 compared to $4.3 million for the same period in 2008. This increase of $0.6 million was primarily the result of the Global Wire acquisition and other additions to property, plant and equipment.
Operating income for the three months ended March 31, 2009 was $3.7 million compared to $13.4 million for the 2008 period, or a decrease of $9.7 million, or 72.4%, primarily from lower sales volume and plant utilization in all three business segments. Bare Wire segment’s operating income of $2.2 million for the 2009 period decreased by $5.2 million, or 70.3%, compared to $7.4 million for the comparable 2008 period, primarily from decreased sales volume, lower plant overhead absorption and utilization and higher depreciation which were partially offset by higher customer pricing/mix. Engineered Wire Products–Europe operating income was $0.0 million, or a decrease of $1.8 million, or 100.0%, from the 2008 period of $1.8 million from decreased sales volume to all major markets, lower pricing/mix and an unfavorable currency exchange impact. High Performance Conductors operating income was $1.8 million, or a decrease of $2.6 million, or 59.1%, from the 2008 period of $4.4 million primarily from lower sales volume and plant utilization, lower customer pricing/mix and higher depreciation.
Interest expense was $2.2 million for the three months ended March 31, 2009 compared to $2.4 million for the three months ended March 31, 2008. This decrease of $0.2 million was the result of the impact of lower levels of borrowings from lower copper prices during the 2009 period compared to 2008 and lower interest rates in 2009.
Amortization of deferred financing costs was $0.2 million for both the three months ended March 31, 2009 and 2008.
Income tax provision was $0.3 million and $3.7 million for the three months ended March 31, 2009 and 2008, respectively. The Company’s effective tax rate for the three months ended March 31, 2009 was 27.2% and 34.4% for the three months ended

March 31, 2008. The lower effective tax rate in 2009 was a result of the increased benefit of permanent items due to the lower pre-tax income in 2009 as compared to 2008.
Income from continuing operations was $1.0 million and $7.1 million for the three months ended March 31, 2009 and 2008, respectively, or a decrease of $6.1 million, or 85.9% primarily from lower operating income which was partially offset by a lower effective tax rate.
Income from discontinued operations was $0.0 million and $0.1 million for the three months ended March 31, 2009 and 2008.
As a result of the aforementioned changes, net income was $1.0 million, or $0.10 per basic share and diluted share, and $7.2 million or $0.73 per basic share and $0.71 per diluted share, for the three months ended March 31, 2009 and 2008, respectively.
Financial Condition
At the end of the first quarter, total cash and cash equivalents were $8.9 million (primarily in Europe), up $1.5 million from year-end 2008 because of lower working capital requirements.
Accounts receivable decreased $6.8 million, or 10.2%, from year-end 2008. This decrease was primarily due to lower sales levels in the preceding period, a decline in metal prices and a decrease in day’s sales outstanding of 55 days as of March 31, 2009 compared to year-end 2008 at 56 days. Accounts receivable allowances as a percentage of accounts receivable increased from 4.5% at December 31, 2008 to 5.4% as of March 31, 2009 reflecting an increase in the level of allowances and lower levels of accounts receivable at March 31, 2009 compared to December 31, 2008.
Inventories of $56.2 million as of March 31, 2009 decreased by $6.4 million from December 31, 2008. This decrease was the result of a decrease in pounds of copper, price of copper and other inventory in the Bare Wire segment ($13.7 million), decreased inventory levels primarily from lower metal costs at High Performance Conductors ($2.2 million) and lower inventory levels in Engineered Wire Products-Europe ($1.8 million) partially offset by a decrease in the LIFO reserve due to lower metal prices ($11.3 million).
Accounts payable were $18.4 million as of March 31, 2009, or a decrease of $3.8 million from December 31, 2008 levels, resulting from fewer pounds purchased due to lower sales demand.
Liquidity and Capital Resources
Working Capital and Cash Flows
Net cash provided by operating activities was $14.8 million for the three months ended March 31, 2009, compared to net cash provided by operating activities of $11.9 million for the three months ended March 31, 2008. This increase of $2.9 million was primarily the result of lower accounts receivable from decreased sales and lower metals prices ($34.1 million), inventory changes ($11.8 million), partially offset by decreased net income ($6.3 million), decreased accounts payable ($33.4 million) and change in accrued/refundable income taxes ($3.3 million).
Net cash used in investing activities was $2.7 million for the three months ended March 31, 2009, compared to $11.7 million for the three months ended March 31, 2008. This decrease in net cash used of $9.0 million resulted primarily from the acquisition of Hamilton Products for $9.1 million in the 2008 period, lower capital expenditures of $0.7 million partially offset by investment in short-term securities in the 2009 period of $0.7 million and $0.1 million other, net.
Net cash used by financing activities was $10.2 million for the three months ended March 31, 2009, compared to net cash provided by financing activities of $1.0 million for the three months ended March 31, 2008. There were net borrowings of $1.8 million for the three months ended March 31, 2009, and net borrowings of $0.8 million for the three months ended March 31, 2008. In the 2009 period there was a dividend payment of $12.0 million. In the 2008 period there were $0.2 million in proceeds from the issuance of common stock.
Financing Arrangements
We are party to a revolving credit facility with Wachovia Capital Finance Corporation (Central) (the “Revolving Credit Facility”). The Revolving Credit Facility provides for a $200 million revolving credit facility subject to borrowing availability (including a $25 million letter of credit facility) and matures August 22, 2011.

We are party to an indenture governing the Notes we issued in October 2004. For a description of the terms of the Revolving Credit Facility and the Notes, see Note 9 to the unaudited condensed consolidated financial statements.
Liquidity
We require cash for working capital, capital expenditures, debt service and taxes. Our working capital requirements generally increase when demand for our products increase or when copper or copper premiums or silver or nickel costs increase significantly or rapidly. Currently, a $0.10 per pound fluctuation in the price of copper will have an approximate $2.3 million impact on our working capital. The average price of copper based upon COMEX decreased to $1.57 per pound for the three months ended March 31, 2009 from $3.53 per pound for the three months ended March 31, 2008. Copper prices continue to be volatile, and the price of copper on the COMEX was $2.08 per pound as of May 5, 2009.
Our principal sources of cash are cash generated from operations and availability under our Revolver Credit Facility.
As of March 31, 2009, we had $8.9 million of unrestricted cash and cash equivalents. Actual borrowings availability under our Revolving Credit Facility is subject to a borrowing base calculation, generally based upon a percentage of eligible accounts receivable, inventory and property, plant and equipment. As of March 31, 2009, our borrowing base was $73.6 million and our outstanding indebtedness under the Revolving Credit Facility (including outstanding letters of credit) was $26.1 million, resulting in a remaining availability as of such date of $47.5 million.
We expect our cash on hand, operating cash flow and available borrowings under the Revolving Credit Facility will be sufficient to meet our anticipated future operating expenses, capital expenditures and debt service requirements for the next twelve months and the foreseeable future. Our ability to generate sufficient cash flow to meet our operating needs could be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. Any significant reduction in customer demand for our products, financial difficulties of major customers, change in competitive conditions, reduction in vendor terms from our suppliers, increases in prices of our major raw material components including copper, silver and nickel, increases in other expenses such as utility costs, or adverse changes in economic conditions in the U.S. or worldwide could impact our ability to generate sufficient cash flow to fund operations.
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
Off-Balance Sheet Arrangements
We have not historically utilized off-balance sheet financing arrangements and have no such arrangements as of March 31, 2009. However, we do finance the use of certain facilities and equipment under lease agreements provided by various institutions. Since the terms of these agreements meet the definition of operating lease agreements, the sum of future lease payments is not reflected on our consolidated balance sheets. As of March 31, 2009, the future minimum lease payments under these arrangements totaled $5.5 million.
Recently Issued Accounting Standards
In February 2008, the FASB issued FSP No. 157-2, which delays the effective date of SFAS No. 157, Fair Value Measurements, for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP No. 157-2 partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of the statement. Effective January 1, 2008, the Company adopted SFAS No. 157 except as it applies to those non-financial assets and non-financial liabilities as noted in FSP No. 157-2. The adoption of FSP No. 157-2 and SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements.
In June 2008, the FASB issued FSP EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” which addresses whether unvested instruments granted in share-based payment transactions that contain nonforfeitable rights to dividends or dividend equivalents are participating securities subject to the two-class method of computing earnings per share under SFAS No. 128, “Earnings Per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. The Company’s adoption of FSP EITF 03-6-1 did not result in a change in the Company’s earnings per share.
In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP No. FAS 107-1 and APB 28-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. FSP No. FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009. The Company does not expect the adoption of FSP No. FAS 107-1 and APB 28-1 to have a material effect on its financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We do not hold market risk sensitive instruments for trading purposes.
Interest Rate Risk
At March 31, 2009, approximately $15.1 million of $89.9 million of long-term debt, specifically, $14.8 million of borrowings under our Revolving Credit Facility and $0.3 million of other indebtedness, bear interest at variable rates. A hypothetical 1% increase in variable interest rates would increase our interest rate expense by $0.1 million based on the debt outstanding as of March 31, 2009. We are not currently engaged in any interest rate hedging activities.
Foreign Currency Risk
As of March 31, 2009, we had operations in Belgium, France and Italy. Our operations may, therefore, be subject to volatility because of currency fluctuations. Sales and expenses are denominated in the euro for the Belgium, French and Italian operations. As a result, these operations are subject to fluctuations in the relative value of the euro. We evaluate from time-to-time various currency hedging programs that could reduce the risk.
In terms of foreign currency translation risk, we are exposed primarily to the euro. Our net foreign currency investment in foreign subsidiaries and affiliates translated into U.S. dollars using month-end exchange rates at March 31, 2009 and year-end exchange rates at December 31, 2008, was $28.8 million and $30.5 million, respectively.
At March 31, 2009, we had no financial instruments outstanding that were sensitive to changes in foreign currency rates.
Commodity Price Risk
The principal raw material used in our products is 5/16 inch copper rod, which is sourced either directly from world copper producers or through rod mill operators in North America and Europe. A significant percentage of total copper is purchased from four major suppliers. Copper rod prices are based on market prices, which are generally established by reference to the New York Mercantile Exchange, Inc. (“COMEX”) prices, plus a premium charged to convert copper cathode to copper rod and deliver it to the required location. Copper prices are affected by a number of factors, including worldwide demand, mining and transportation capacity, political instability and financial markets. Copper supply is generally affected by the number and capacity of the mines that produce copper. For instance, production problems at a single major mine can impact worldwide supply and therefore prices. The average price of copper based upon COMEX decreased to $1.57 per pound for the three months ended March 31, 2009 from $3.53 per pound for the three months ended March 31, 2008, or 56%.
In order to reduce the potential negative impact of fluctuations in the price of copper, we have copper price pass-through arrangements with our customers based on variations of monthly copper price formulas. These pass-through arrangements are less effective when copper prices are volatile. Additionally, these pass-through arrangements do not apply to the scrap which is created in the production process (and subsequently sold as scrap) as the base price for the copper in the scrap sales may be more or less than the base price at the time we acquired the copper. Changing copper prices may adversely affect both profitability and liquidity depending on the magnitude of these changes, the timing of purchases, quantity levels and the applicable account receivable and payable payment terms.
Moreover, since we generally do not obtain long-term purchase commitments, our customers may cancel, reduce or delay their orders if they believe copper prices will be falling (in order to purchase our products at lower prices in the future) or in response to increases in copper prices. Additionally, declining copper prices can result in inventory charges, increasing our costs of goods sold and negatively impacting profitability. Conversely, a severe increase in the price of copper can negatively impact our short-term liquidity because of the period of time between our purchase of copper at an increased price and the time at which we receive cash payments after selling end products to customers reflecting the increased price. Currently, a $0.10 per pound fluctuation in the price of copper will have approximately a $2.3 million impact on our working capital. Increased working capital requirements cause us to increase our borrowings, which increases our interest expense.
Tin is also a component in our products in the Bare Wire and High Performance Conductors segments. The High Performance Conductors segment also uses silver and nickel. The cost of silver, nickel and tin is generally passed-through to our customers through a variety of pricing mechanisms. Our price of silver includes a margin and, consequently, market fluctuations in the price of silver can result in an increase or decrease in profitability at a given volume. For the three months ended March 31, 2009, the average price of silver decreased by 28%, the average price of nickel decreased by 64% and the average price of tin decreased by 37% compared to the three months ended March 31, 2009.
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
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
During the three months ended March 31, 2009, there have been no material developments in the Company’s legal proceedings. For more detailed information, see the disclosures provided in Note 13 to the unaudited condensed consolidated financial statements in this Form 10-Q and Note 13 to our Consolidated Financial Statements and in “Item 3 —Legal Proceedings” set forth in our 2008 Form 10-K.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our 2008 Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The Risk Factors included in our 2008 Form 10-K have not materially changed. The risks described in our 2008 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

INTERNATIONAL WIRE GROUP, INC.

Dated: May 7, 2009	By:	/s/ GLENN J. HOLLER
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