Form 10-Q
period 2009-06-30
INTERNATIONAL WIRE GROUP INC
filed 2009-08-07
CIK 947429

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES ☑ NO ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock. As of July 31, 2009, there were 9,986,202 shares, par value $.01 per share, outstanding.

INTERNATIONAL WIRE GROUP, INC.

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
INTERNATIONAL WIRE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2009	2008
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$6,432	$7,372
Accounts receivable, less allowances of $3,527 and $2,979	63,031	66,404
Refundable income taxes	1,377	6,632
Inventories	48,610	62,602
Prepaid expenses and other	8,208	7,526
Deferred income taxes	11,258	11,258

Total current assets	138,916	161,794
Property, plant and equipment, net	107,798	112,950
Goodwill	62,133	62,133
Identifiable intangibles, net	24,232	26,168
Deferred financing costs, net	1,433	1,768
Restricted cash	1,366	1,387
Other assets	4,100	3,899

Total assets	$339,978	$370,099

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$—	$595
Accounts payable	16,630	22,254
Accrued and other liabilities	9,213	10,971
Accrued workers’ compensation costs	7,256	7,596
Accrued payroll and payroll related items	6,530	7,472
Customers’ deposits	12,118	13,348
Accrued interest	1,648	1,723
Dividend payable	—	12,010

Total current liabilities	53,395	75,969
Long-term debt, less current maturities	79,394	87,792
Other long-term liabilities	8,624	8,452
Deferred income taxes	16,145	16,282

Total liabilities	157,558	188,495

Stockholders’ equity:
Common stock, $.01 par value, 20,000,000 shares authorized, 10,130,202 issued	102	102
Contributed capital	187,441	187,061
Accumulated deficit	(4,419)	(4,515)
Treasury stock at cost, 144,000 shares	(3,036)	(3,036)
Accumulated other comprehensive income	2,332	1,992

Total stockholders’ equity	182,420	181,604

Total liabilities and stockholders’ equity	$339,978	$370,099

See accompanying notes to the condensed consolidated financial statements.

INTERNATIONAL WIRE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
	(In thousands, except share data)
Net sales	$102,007	$199,863	$203,271	$406,369

Operating expenses:

Cost of goods sold, exclusive of depreciation and amortization expense shown below	86,976	172,976	170,534	350,123
Selling, general and administrative expenses	8,778	11,497	17,941	23,085
Depreciation	4,197	3,773	8,267	7,492
Amortization	730	749	1,526	1,340
(Gain)/loss on sale of property, plant and equipment	—	(25)	—	12

Operating income	1,326	10,893	5,003	24,317

Other income/(expense):
Interest expense	(2,263)	(2,504)	(4,456)	(4,857)
Amortization of deferred financing costs	(166)	(159)	(335)	(318)
Other, net	5	(13)	22	(76)

Income/(loss) from continuing operations before income tax (benefit)/provision	(1,098)	8,217	234	19,066

Income tax (benefit)/provision from continuing operations	(224)	2,666	138	6,400

Income/(loss) from continuing operations	(874)	5,551	96	12,666

Income from discontinued operations, net of income tax provision of $0, $0, $0 and $63	—	6	—	125

Net income/(loss)	$(874)	$5,557	$96	$12,791

Basic net income/(loss) per share:
Income/(loss) from continuing operations	$(0.09)	$0.56	$0.01	$1.28
Income from discontinued operations	—	0.00	—	0.01

Net income/(loss)	$(0.09)	$0.56	$0.01	$1.29

Diluted net income/(loss) per share:
Income/(loss) from continuing operations	$(0.09)	$0.54	$0.01	$1.24
Income from discontinued operations	—	0.00	—	0.01

Net income/(loss)	$(0.09)	$0.54	$0.01	$1.25

Weighted — average basic shares outstanding	9,986,202	9,937,972	9,986,202	9,929,620
Weighted — average diluted shares outstanding	9,986,202	10,238,162	9,986,202	10,227,846
See accompanying notes to the condensed consolidated financial statements.

INTERNATIONAL WIRE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30, 2009	June 30, 2008
	(In thousands)
Cash flows provided by operating activities:
Net income	$96	$12,791
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,267	7,492
Amortization	1,526	1,340
Amortization of deferred financing costs	335	318
Accounts receivable allowances provision	561	91
Stock-based compensation expense	380	436
Loss on sale of property, plant and equipment	—	12
Deferred income taxes	(137)	35
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	2,657	(22,900)
Inventories	13,936	(12,236)
Prepaid expenses and other assets	(639)	(2,054)
Accounts payable	(4,564)	28,783
Accrued and other liabilities and workers’ compensation costs	(2,074)	4,322
Accrued payroll and payroll related items	(984)	(2,116)
Customers’ deposits	(1,230)	(366)
Accrued interest	(75)	(90)
Accrued/refundable income taxes	5,248	3,777
Other long-term liabilities	159	171

Net cash provided by operating activities	23,462	19,806

Cash flows used in investing activities:
Capital expenditures	(3,001)	(5,647)
Proceeds from sale of property, plant and equipment	—	58
Restricted cash	21	99
Investment in short-term securities	(729)	—
Acquisition of Hamilton Products, net of $293 cash received	—	(9,117)

Net cash used in investing activities	(3,709)	(14,607)

Cash flows used in financing activities:
Borrowings of long-term obligations	61,814	139,079
Repayment of long-term obligations	(70,787)	(144,029)
Proceeds from the issuance of common stock	—	902
Dividend payment	(12,010)	—

Net cash used in financing activities	(20,983)	(4,048)

Effects of exchange rate changes on cash and cash equivalents	290	232

Net change in cash and cash equivalents	(940)	1,383
Cash and cash equivalents at beginning of the period	7,372	3,991

Cash and cash equivalents at end of the period	$6,432	$5,374

Supplemental disclosure of cash flow information:
Interest paid	$4,531	$4,947

Income taxes (refunded)/paid	$(5,110)	$2,520

Amount included in accounts payable for acquisition and capital expenditures	$194	$415

See accompanying notes to the condensed consolidated financial statements.

INTERNATIONAL WIRE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)
(Unaudited)
1.	Business Organization and Basis of Presentation
Unaudited Interim Consolidated Financial Statements
The unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows of International Wire Group, Inc. (the “Company”, “we” or “our”). The results for the three and six months ended June 30, 2009 and 2008 are not necessarily indicative of the results that may be expected for the full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2008.
2.	Acquisition
On January 2, 2008, the Company acquired the assets and operations of Hamilton Products, Inc. and the related real estate owned by JPS Holdings, LLC (collectively “Hamilton Products”). Hamilton Products was formed in 1994 and is a manufacturer and marketer of braided wire products serving the aerospace and industrial markets. The acquisition of Hamilton Products complements our existing braiding operations in both the United States and Europe and expands our aerospace business. Under the asset purchase agreement, the Company purchased the assets, operations and certain liabilities. The acquisition price, including expenses, was $9,137, which is net of acquired cash totaling $293. This acquisition has been accounted for as a purchase on January 2, 2008 and the results of operations of Hamilton Products have been included in the accompanying condensed consolidated statements of operations since the date of acquisition. Hamilton Products’ manufacturing facility is located in Sherburne, New York.
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
This acquisition has been accounted for as a purchase on July 1, 2008 and results of operations of Global Wire have been included in the Bare Wire segment and in the High Performance Conductors segment in the accompanying condensed consolidated statements of operations since the date of acquisition based upon the operations as integrated into the business segments.
The total purchase price of the Global Wire acquisition was $32,127 and the payment of related purchase price, fees and costs is summarized as follows:

Purchase of assets and operations	$32,000
Working capital adjustment	(1,176)
Fees and costs	1,303

$32,127

The total acquisition costs have been allocated to the acquired net assets at fair value as follows:

Current assets	$23,719
Property, plant and equipment	7,988
Identifiable intangibles	6,290
Current liabilities	(5,870)

$32,127

The allocation of total acquisition cost was based on fair values as required under Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, including inventory, property, plant and equipment, identifiable intangibles and certain liabilities.
Based upon the final allocation of the fair value of assets acquired and liabilities assumed compared to the total purchase price, there was an excess of fair value of net assets acquired over purchase price, or “negative goodwill”, of $11,045. Pursuant to the provisions of SFAS No. 141, the excess was allocated on a pro rata basis to the acquired property, plant and equipment and identifiable intangible assets.
Identifiable intangibles represent the fair market value of the customer relationships, trade names and a favorable lease related to the Jewett City, Connecticut facility. The customer relationships are being amortized over 15 years, the trade names are being amortized over 3 years and the favorable lease is being amortized over 18 months.
The following table shows summary unaudited pro forma results of operations as if the Company and Global Wire had been combined as of the beginning of the periods presented. The unaudited pro forma results of operations are based on estimates and assumptions and have been made solely for purposes of developing such pro forma information. The pro forma information for the three and six months ended June 30, 2008 reflects adjustments for depreciation, amortization, interest expense and income taxes. The pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results or financial position that would have occurred if the acquisition had been consummated at the beginning of the periods presented:

	Pro Forma
	For the Three Months Ended	For the Six Months Ended
	June 30, 2008	June 30, 2008
Net sales	$227,872	$463,403
Income from continuing operations	5,940	13,571
Net income	5,934	13,696
Basic net income per share	0.60	1.38
Diluted net income per share	0.58	1.34
3.	Recently Issued Accounting Standards
In February 2008, the Financial Accounting Standards Board (“FASB”) issued FSP No. 157-2, which delays the effective date of SFAS No. 157, Fair Value Measurements, for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP No. 157-2 partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of the statement. Effective January 1, 2008, the Company adopted SFAS No. 157 except as it applies to those non-financial assets and non-financial liabilities as noted in FSP No. 157-2, which has been adopted effective January 1, 2009. The adoption of FSP No. 157-2 and SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements.
In June 2008, the FASB issued FSP EITF 03-6-1 Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, which addresses whether unvested instruments granted in share-based payment transactions that contain nonforfeitable rights to dividends or dividend equivalents are participating securities subject to the two-class method of computing earnings per share under SFAS No. 128, Earnings Per Share. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. The Company’s adoption of FSP EITF 03-6-1 did not result in a change in the Company’s earnings per share.
In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP No. FAS 107-1 and APB 28-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. FSP No. FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009. The adoption of FSP No. FAS 107-1 and APB 28-1 did not have a material effect on the Company’s consolidated financial statements. See Note 9.

In May 2009, the FASB issued SFAS No. 165 (“SFAS 165”), Subsequent Events, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The Company implemented SFAS 165 during the three months ended June 30, 2009. The Company evaluated for subsequent events through August 7, 2009, the issuance date of the Company’s financial statements. No subsequent events requiring disclosure were noted.
In June 2009, the FASB issued SFAS No. 168 (“SFAS 168”), The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162. SFAS 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and identifies the sources of authoritative accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the U.S. The Company is required to adopt the provisions of SFAS 168 for its interim period ending September 30, 2009 and the adoption will impact the Company’s financial statement disclosures as all future references to authoritative accounting literature will be referenced in accordance with SFAS 168. There will be no changes to the content of the Company’s financial statements or disclosures as a result of implementing SFAS 168.
4.	Inventories
The composition of inventories is as follows:

	June 30,	December 31,
	2009	2008
Raw materials	$7,651	$22,034
Work-in-process	13,633	13,402
Finished goods	27,326	27,166

Total inventories	$48,610	$62,602

Inventories are valued at the lower of cost or current estimated market value. Cost is determined using the last-in, first-out (“LIFO”) method for the Bare Wire and High Performance Conductors segments and the first-in, first-out (“FIFO”) method for the Engineered Wire Products — Europe segment. The primary components of inventory costs include raw materials used in the production process (copper, tin, nickel, silver, alloys and other) and production related labor and overhead costs net of scrap sales. Had all inventories been valued at the FIFO cost method, inventories would have been $18,449 and $16,618 higher as of June 30, 2009 and December 31, 2008, respectively.
5.	Goodwill and Intangible Assets
The carrying amounts of goodwill are as follows:

	June 30,	December 31,
	2009	2008
Balance, beginning of period	$62,133	$61,560
Reduction of deferred income tax valuation allowance	—	(211)
Purchase of Hamilton Products	—	784

Balance, end of period	$62,133	$62,133

At June 30, 2009 and December 31, 2008, all goodwill is included in the Bare Wire segment. The Company completed its annual impairment test at December 31, 2008 and concluded that goodwill was not impaired.

The components of identifiable intangibles are as follows:

	June 30, 2009		December 31, 2008
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Customer contracts and relationships	$19,597	$3,792	$20,510	$3,171
Trade names and trademarks	10,858	2,552	10,908	2,249
Leases	137	92	137	46
Alloys	92	16	92	13

Total identifiable intangibles	$30,684	$6,452	$31,647	$5,479

Amortization expense for the six months ended June 30, 2009 and June 30, 2008 was $973 and $721, respectively. Amortization expense for identifiable intangibles for the next five fiscal years and thereafter is as follows:

Amount
2009 (remaining six months)	$1,015
2010	1,937
2011	1,888
2012	1,840
2013	1,840
Thereafter	15,712
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
The Company uses the Black-Scholes option model to estimate fair value of share-based awards with the following weighted average assumptions:

	For the Six Months Ended
	June 30, 2009	June 30, 2008
Stock Options and Awards:
Expected life — employees	6 years	6 years
Expected life — non-employee directors	5.5 years	5.5 years
Expected volatility	50.0%	50.0%
Dividend yield	0%	0%
Risk-free interest rate	2.9%	3.5%
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
Stock option activity for the six months ended June 30, 2009 is summarized as follows:

		Weighted	Weighted
		Average	Average	Aggregate
	Options	Exercise	Remaining	Intrinsic
	Outstanding	Price	Term in Years	Value (1)
Outstanding at January 1, 2009	1,072,300	$15.71
Granted	—
Exercised	—

Outstanding at June 30, 2009	1,072,300	$15.71	7.4	$—

Vested or expected to vest at June 30, 2009	1,018,685	$15.71	7.4	$—

Exercisable at June 30, 2009	1,005,200	$15.35	7.1	$—

(1)	The aggregate intrinsic value was calculated using the difference between the market price of the Company’s common stock at June 30 and the grant price for only those awards that have a grant price less than the market price of the Company’s common stock at June 30.

The Company recorded stock-based compensation expense of $380 and $436 for the six months ended June 30, 2009 and 2008, respectively. As of June 30, 2009, the Company had total unrecognized compensation costs of $281 which will be recognized as compensation expense over a weighted average period of 0.8 years. The Company estimates a 5% forfeiture rate in recording stock-based compensation expense. As of June 30, 2009, 105,200 stock option awards have been exercised under the 2006 Management Stock Option Plan, no stock option awards have been exercised under the 2006 Stock Option Plan for Non-Employee Directors, and 25,000 stock option awards have been exercised under the grant to Lane Pennington. The stock options are non-qualified which results in the creation of a deferred tax asset until the time the option is exercised.
7.	Comprehensive Income
Comprehensive income is comprised of:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Net income/(loss)	$(874)	$5,557	$96	$12,791
Foreign currency translation adjustment	1,843	(288)	340	2,126

Total comprehensive income	$969	$5,269	$436	$14,917

8.	Net Income /(Loss) Per Share
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

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Weighted — average shares outstanding-basic	9,986,202	9,937,972	9,986,202	9,929,620
Dilutive effect of stock options	—	300,190	—	298,226

Weighted — average shares outstanding-dilutive	9,986,202	10,238,162	9,986,202	10,227,846

Weighted — average shares outstanding for the three and six month periods ended June 30, 2009 and 2008 exclude 1,072,300 and 113,300 options, because they are antidilutive under the treasury stock method.
9.	Long-Term Debt
The composition of long-term debt is as follows:

	June 30,	December 31,
	2009	2008
Senior Revolving Credit Facility	$4,394	$12,792
10% Secured Senior Subordinated Notes	75,000	75,000
Other	—	595

Total long-term debt	79,394	88,387
Less current maturities	—	595

Long-term portion of long-term debt	$79,394	$87,792

Senior Revolving Credit Facility
The Company and its domestic subsidiaries are parties to a credit agreement (the “Revolving Credit Facility”) with Wachovia Capital Financial Corporation (Central), formerly known as Congress Financial Corporation (Central), as administrative agent, and several banks and financial institutions parties, and other parties. The Revolving Credit Facility is a senior revolving credit facility in the amount of up to $200,000 subject to borrowing availability (including, as a sub-facility of the Revolving Credit Facility, a $25,000 letter of credit facility).
Borrowings under the Revolving Credit Facility are tied to a borrowing base, which is calculated by reference to, among other things, eligible accounts receivable, eligible inventory and eligible real property and equipment. As of June 30, 2009, letters of credit in the amount of $10,268 were outstanding and $4,394 was drawn under the Revolving Credit Facility. Availability under the Revolving Credit Facility was $66,911 as of June 30, 2009.
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
The Company issued the Notes in aggregate principal amount of $75,000. The Notes will mature on October 15, 2011. Interest on the Notes accrues at the rate of 10 percent per annum and is payable semiannually in arrears on October 15 and April 15. Interest on overdue principal accrues at 2 percent per annum in excess of the above rate and pay interest on overdue installments of interest at such higher rate to the extent lawful. The fair value of the Secured Senior Subordinated Notes was approximately $67,500 at both June 30, 2009 and December 31, 2008. The carrying value of the borrowings under the Revolving Credit Facility approximates fair value due to its variable interest rate.
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
The Company’s liability for unrecognized tax benefits totaled $4,974 and $4,870 as of June 30, 2009 and December 31, 2008, respectively, which includes interest and penalties. The total unrecognized tax benefits balance at June 30, 2009 and December 31, 2008 was comprised of tax benefits that, if recognized, would affect the effective rate. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.
The Company is subject to taxation in the United States and various state and foreign jurisdictions. The Company’s tax years from 2001 to 2008 are subject to examination by the taxing authorities due to the Company’s net operating loss carryforwards.
11.	Business Segment and Geographic Information
The Company’s three reportable segments are Bare Wire, Engineered Wire Products—Europe, and High Performance Conductors. These segments are strategic business units organized around three product categories that follow management’s internal organization structure. The Company evaluates segment performance based on segment operating income.
The Bare Wire segment manufactures bare and tin-plated copper wire products (or conductors) used to transmit digital, video and audio signals or conduct electricity and sells to insulated wire manufacturers and various industrial original equipment manufacturers (“OEMs”) for use in electronics and data communications products, general industrial, energy, appliances, automobiles, and other applications. The Bare Wire segment is in the primary business of copper fabrication. The Company may provide such copper to its customers or use their copper in the fabrication process. While the Company bills its customers for copper it provides, it does not distinguish in its records these customer types and it is therefore not practical to provide such disclosure.
The Engineered Wire Products—Europe segment manufactures and engineers connections and bare copper wire products (or conductors) to conduct electricity either for power or for grounding purposes and are sold to a diverse customer base of various OEMs for use in electrical appliances, power supply, aircraft, railway, and automotive products.
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

Summarized financial information for the Company’s reportable segments is as follows:

		Engineered
		Wire	High
		Products-	Performance
	Bare Wire	Europe	Conductors	Corporate	Eliminations	Total
Net sales
Three months ended June 30, 2009	$69,982	$10,179	$22,041	$—	$(195)	$102,007
Three months ended June 30, 2008	145,524	20,844	34,036	—	(541)	199,863
Six months ended June 30, 2009	135,866	21,519	46,437	—	(551)	203,271
Six months ended June 30, 2008	295,501	41,500	70,306	—	(938)	406,369

Operating income/(loss)
Three months ended June 30, 2009	2,575	(195)	(830)	(224)	—	1,326
Three months ended June 30, 2008	5,513	1,814	3,784	(218)	—	10,893
Six months ended June 30, 2009	4,809	(279)	969	(496)	—	5,003
Six months ended June 30, 2008	12,923	3,629	8,201	(436)	—	24,317

Goodwill
June 30, 2009	62,133	—	—	—	—	62,133
December 31, 2008	62,133	—	—	—	—	62,133

Total assets
June 30, 2009	223,159	34,128	65,315	25,736	(8,360)	339,978
December 31, 2008	235,688	41,463	70,861	25,509	(3,422)	370,099
The following table presents sales by period and by geographic region based on the country in which the legal subsidiary is domiciled:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
United States	$90,660	$177,151	$179,124	$359,767
Europe	11,347	22,712	24,147	46,602

Total	$102,007	$199,863	$203,271	$406,369

The following table presents property, plant and equipment, net, by geographic region based on the location of the asset:

	June 30,	December 31,
	2009	2008
United States	$98,452	$103,623
Europe	9,346	9,327

Total	$107,798	$112,950

12.	Related Party Transactions
The Company sells a portion of its production scrap to Prime Materials Recovery, Inc. (“Prime”) and Prime also performs certain scrap processing services for the Company. Prime is a closely held company and its major shareholder, chairman and director is the Chief Executive Officer of the Company. In addition, the Vice President of Finance of the Company holds a minority ownership interest and is a director. The Company had sales to Prime of $2,855 and $5,953 for the three months ended June 30, 2009 and 2008, respectively, and $4,954 and $13,451 for the six months ended June 30, 2009 and 2008, respectively. The outstanding trade receivables were $1,879 and $765 at June 30, 2009 and December 31, 2008, respectively. The Company incurred scrap conversion costs from Prime of $13 and $45 for the three months ended June 30, 2009 and 2008, respectively, and $49 and $81 for the six months ended June 30, 2009 and 2008, respectively. The outstanding payables were $0 at both June 30, 2009 and December 31, 2008.
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
Overview
We, together with our subsidiaries, manufacture and market wire products, including bare and tin-plated copper wire, engineered wire products and high performance conductors for other wire suppliers and original equipment manufacturers or “ OEM’s.” Our products include a broad spectrum of copper wire configurations and gauges with a variety of electrical and conductive characteristics and are utilized by a wide variety of customers primarily in the aerospace, appliance, automotive, electronics/data communications, general industrial/energy and medical device industries. As of June 30, 2009, we manufacture and distribute our products currently at 17 facilities located in the United States, Belgium, France and Italy. For the period ended June 30, 2009, we operated our business in the following three segments:
•	Bare Wire. Our bare and tin-plated copper wire products (or conductors) are used to transmit digital, video and audio signals or conduct electricity and are sold to a diverse customer base of over 1,000 insulated wire manufacturers and various industrial OEMs for use in electronics and data communications, general industrial, energy, appliances, and automotive markets.

•	Engineered Wire Products — Europe. Our bare copper wire products are engineered and used to conduct electricity either for power or for grounding purposes and are sold to a diverse customer base of various OEMs for use in electrical appliances, power supply, aircraft, railway and automotive markets.

•	High Performance Conductors. Our High Performance Conductors segment manufactures specialty high performance conductors which include tin, nickel and silver-plated copper and copper alloy conductors including standard and customized high and low temperature conductors as well as specialty film insulated conductors and miniature tubing products. These products are used by a variety of customers in the commercial and military aerospace and defense, electronics and data communication, industrial, automotive and medical electronics and device markets.
Demand for our products is directly related to two primary factors:
•	Demand for the end products in which our products are incorporated.

•	Our abilities to compete with other suppliers in the industry served.
Important indicators of demand for all of our products include a number of general economic factors such as gross domestic product, interest rates and consumer confidence. In specific industries, management also monitors the following factors:
•	Electronics/data communications and industrial/energy — while the end user applications are very diverse, some of the contributing factors of demand in the markets include technology spending and major industrial and/or infrastructure projects, including build-out of computer networks, mining development, oil exploration and production projects, mass transit and general commercial and industrial real estate development.

•	Automobiles — For the first six months of 2009, North American automotive industry production volumes decreased 49.3% compared to the same period for 2008 (based on data from Automotive News). In addition, the impact of the financial restructuring and emergence from bankruptcy of certain domestic OEM’s on the supplier base can result in changes in demand for component parts that differ from customer demand for vehicles.

•	Additional factors relevant to the High Performance Conductors segment include commercial aircraft deliveries and spending levels in the military defense and electronics market as well as demand in the electro-medical equipment, medical device, consumer electronics and industrial/energy markets. Demand for high performance wire across all segments was negatively impacted by the weak global economy and high customer inventory levels in the first six months of 2009. Deliveries of commercial aircraft by Boeing tracked to forecast during the second quarter however demand for wire was impacted by higher than anticipated inventories in the supply chain and the continued announcements of delays in the production of the 787 Dreamliner. Incoming order demand for aerospace products began to improve somewhat late in the second quarter. Demand for medical device components remained strong due to the continuing trend in acceptance and products available for minimally invasive procedures and increased product development.
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

Our costs and expenses in producing these products fall into three main categories — raw materials, including copper, silver, nickel and tin, labor and, to a lesser extent, utilities. Copper is the primary raw material incorporated in all of our products. As a world traded commodity, copper prices have historically been subject to fluctuations. The average price of copper based upon The New York Mercantile Exchange, Inc. (“COMEX”) decreased to $2.15 per pound for the three months ended June 30, 2009 from $3.80 per pound for the three months ended June 30, 2008, or 44%.
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
Other raw materials used include silver, nickel and tin. The cost of silver, nickel and tin are generally passed-through to our customers through a variety of pricing mechanisms. Our price of silver includes a margin and consequently market fluctuations in the price of silver can result in an increase or decrease in profitability at a given volume. For the three months ended June 30, 2009, the average price of silver decreased by 20%, the average price of nickel decreased by 50% and the average price of tin decreased by 39% compared to the three months ended June 30, 2008.
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
Strategic Alternatives
On July 14, 2009, the Company terminated its arrangement with Jefferies & Company, Inc. as its exclusive financial advisor to assist the Company in evaluating strategic alternatives, including a possible sale of the Company.

Current Outlook
Uncertainties in the financial and credit markets and a slowdown in consumer spending and business investment that began in the fourth quarter of 2008 have resulted in difficult business conditions. These factors have contributed to pressures on companies in the U.S. and Europe. Accordingly, we expect difficult market conditions and weak customer demand to continue in the third quarter of 2009. We plan to remain flexible in managing our business in the face of these challenges and accordingly have considered implementing certain further cost savings initiatives such as additional reductions in headcount and personnel costs and/or the temporary idling of one or more plants.
Results of Operations
The following table sets forth certain unaudited statements of operations data in millions of dollars and percentage of net sales for the periods indicated:

	For the Three Months Ended				For the Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2009		2008		2009		2008
Net sales	$102.0	100.0%	$199.9	100.0%	$203.3	100.0%	$406.4	100.0%
Operating expenses:
Cost of goods sold, exclusive of depreciation and amortization expense shown below	87.0	85.3	173.0	86.5	170.6	83.9	350.1	86.1
Selling, general and administrative expenses	8.8	8.6	11.5	5.8	17.9	8.8	23.1	5.7
Depreciation and amortization	4.9	4.8	4.5	2.2	9.8	4.8	8.9	2.2

Operating income	1.3	1.3	10.9	5.5	5.0	2.5	24.3	6.0
Other income/(expense):
Interest expense	(2.2)	(2.2)	(2.5)	(1.3)	(4.5)	(2.2)	(4.9)	(1.2)
Amortization of deferred financing costs	(0.2)	(0.2)	(0.2)	(0.1)	(0.3)	(0.2)	(0.3)	(0.1)

Income/(loss) from continuing operations before income tax (benefit)/provision	(1.1)	(1.1)	8.2	4.1	0.2	0.1	19.1	4.7
Income tax (benefit)/provision	(0.2)	(0.2)	2.6	1.3	0.1	0.0	6.4	1.6

Income/(loss) from continuing operations	(0.9)	(0.9)	5.6	2.8	0.1	0.1	12.7	3.1
Income from discontinued operations	—	—	—	—	—	—	0.1	—

Net income/(loss)	$(0.9)	(0.9)%	$5.6	2.8%	$0.1	0.1%	$12.8	3.1%

We have three reportable segments: Bare Wire, Engineered Wire Products-Europe, and High Performance Conductors. The following table sets forth unaudited net sales and operating income for the periods presented in millions of dollars and percentages of totals:

	For the Three Months Ended				For the Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2009		2008		2009		2008
Net sales:
Bare Wire	$70.0	69%	$145.5	73%	$135.9	67%	$295.5	73%
Engineered Wire Products — Europe	10.2	10	20.9	10	21.5	10	41.5	10
High Performance Conductors	22.0	21	34.0	17	46.4	23	70.3	17
Eliminations	(0.2)	—	(0.5)	—	(0.5)	—	(0.9)	—

Total	$102.0	100%	$199.9	100%	$203.3	100%	$406.4	100%

Operating income/(loss):
Bare Wire	$2.5	166%	$5.5	50%	$4.8	87%	$12.9	52%
Engineered Wire Products — Europe	(0.2)	(13)	1.8	16	(0.3)	(5)	3.6	15
High Performance Conductors	(0.8)	(53)	3.8	34	1.0	18	8.2	33

Subtotal	1.5	100%	11.1	100%	5.5	100%	24.7	100%

Corporate	(0.2)		(0.2)		(0.5)		(0.4)

Total	$1.3		$10.9		$5.0		$24.3

Three Months Ended June 30, 2009 versus Three Months Ended June 30, 2008
Net sales were $102.0 million and $199.9 million for the three months ended June 30, 2009 and 2008, respectively. Sales for the three months ended June 30, 2009 were $97.9 million, or 49.0%, lower than comparable 2008 levels as a result of the decreased average cost and selling price of copper ($40.7 million), decreased volume (despite sales from the Global Wire acquisition in the 2009 period) from lower customer demand and weak end user markets from the recessionary pressures in the U.S. and Europe ($60.6 million), lower customer pricing/mix (including silver, nickel and tin prices) ($1.4 million) and an unfavorable currency exchange rate ($2.7 million). These were partially offset by a lower proportion of tolled copper shipped in the 2009 period compared to the 2008 period ($7.5 million). Global Wire sales were $2.3 million in the second quarter of 2009. For sales of product comprised of customer-owned (“tolled”) copper, the value of the copper material processed is excluded from sales. Accordingly, as the proportion of tolled sales decrease, sales increase. The average price of copper based upon COMEX decreased to $2.15 per pound for the three months ended June 30, 2009 from $3.80 per pound for the three months ended June 30, 2008. Total pounds of product sold in the second quarter of 2009 declined by 33.1% compared to the second quarter of 2008.
Bare Wire segment net sales for the three months ended June 30, 2009 were $70.0 million, or a decrease of $75.5 million, or 51.9%, from net sales of $145.5 million for the comparable 2008 period. This decrease was primarily the result of a decrease in the average cost and selling price of copper ($37.0 million), lower volume to customers in all major markets ($45.8 million) and lower customer pricing/mix ($0.2 million). These decreases were partially offset by a lower proportion of tolled copper shipped in the 2009 period compared to the 2008 period ($7.5 million). Of the total pounds processed for the three months ended June 30, 2009 and 2008, respectively, 52.1% and 56.7% were from customers’ tolled copper.
Engineered Wire Products-Europe net sales of $10.2 million for the three months ended June 30, 2009 were $10.7 million, or 51.2%, lower than sales of $20.9 million for the 2008 period. This decrease was the result of $6.1 million from decreased volume from lower customer demand with most major customers, $1.6 million lower average cost and selling price of copper, $0.3 million lower customer pricing/mix and $2.7 million of an unfavorable currency impact.
High Performance Conductors net sales of $22.0 million for the three months ended June 30, 2009 were $12.0 million, or 35.3%, lower than sales of $34.0 million for the 2008 period. This decrease was the result of $2.1 million lower average cost and selling price of copper, $0.8 million lower customer pricing/mix (including silver, tin and nickel prices) and $9.1 million of lower volume from weak end user markets.
Cost of goods sold, exclusive of depreciation and amortization, as a percentage of sales decreased to 85.3% for the three months ended June 30, 2009 from 86.5% for the same period in 2008. The decrease of 1.2 percentage points was due to the decrease in the average cost and selling price of copper (4.2 percentage points), partially offset by the change in the proportion and level of tolled and owned copper sales (0.9 percentage points), lower customer pricing/mix (1.0 percentage points), higher medical costs in the High Performance Conductors segment (0.8 percentage points) and lower plant overhead absorption and utilization (0.3 percentage points).
Selling, general and administrative expenses were $8.8 million for the three months ended June 30, 2009 compared to $11.5 million for the same period in 2008. This decrease of $2.7 million was the result of $1.8 million of decreased transportation costs, $0.5 million of lower salaries and bonus accruals, $0.2 million of lower professional fees and $0.4 million other cost reductions, net which were partially offset by $0.2 million of higher bad debt expense. These expenses, as a percent of net sales, increased to 8.6% for the three months ended June 30, 2009 from 5.8% for the three months ended June 30, 2008, primarily due to the significant decrease in net sales in the 2009 period compared to 2008.
Depreciation and amortization was $4.9 million for the three months ended June 30, 2009 compared to $4.5 million for the same period in 2008. This increase of $0.4 million was primarily the result of the Global Wire acquisition and other additions to property, plant and equipment.
Operating income for the three months ended June 30, 2009 was $1.3 million compared to $10.9 million for the 2008 period, or a decrease of $9.6 million, or 88.1%, primarily due to lower sales volume in all three business segments partially offset by operating cost reductions and lower selling, general and administrative expenses. Bare Wire segment’s operating income of $2.5 million for the 2009 period decreased by $3.0 million, or 54.5%, compared to $5.5 million for the 2008 period, primarily due to decreased sales volume. Engineered Wire Products-Europe operating loss was $0.2 million, or a decrease of $2.0 million from the 2008 period of $1.8 million operating income due to decreased sales volume to all major markets, lower pricing/mix and an unfavorable currency exchange impact. High Performance Conductors operating loss was $0.8 million, or a decrease of $4.6 million from the 2008 period of $3.8 million operating income due to lower sales volume and plant utilization, higher medical costs, lower customer pricing/mix and higher depreciation.

Interest expense was $2.2 million for the three months ended June 30, 2009 compared to $2.5 million for the three months ended June 30, 2008. This decrease of $0.3 million was the result of the impact of lower levels of borrowings from reduced working capital requirements during the 2009 period compared to 2008 and lower interest rates in 2009.
Amortization of deferred financing costs was $0.2 million for both the three months ended June 30, 2009 and 2008.
Income tax (benefit) was ($0.2) million for the three months ended June 30, 2009 as compared to income tax expense of $2.6 million for the three months ended June 30, 2008. The Company’s effective tax rate for the three months ended June 30, 2009 was 20.4% and 32.4% for the three months ended June 30, 2008. The lower effective tax rate in 2009 was due to the increased benefit of permanent items due to the lower pre-tax income in 2009 as compared to 2008.
As a result of the aforementioned changes, net income/(loss) was ($0.9) million, or ($0.09) per basic and diluted share, and $5.6 million, or $0.56 per basic share and $0.54 per diluted share, for the three months ended June 30, 2009 and 2008, respectively.
Six Months Ended June 30, 2009 versus Six Months Ended June 30, 2008
Net sales were $203.3 million and $406.4 million for the six months ended June 30, 2009 and 2008, respectively. Sales for the six months ended June 30, 2009 were $203.1 million, or 50.0%, below comparable 2008 levels, as a result of the decreased average cost and selling price of copper ($89.3 million), reduced volume (despite sales from the Global Wire acquisition in the 2009 period) from lower customer demand and weak end user markets from the recessionary pressures in the U.S. and Europe ($117.2 million), lower customer pricing/mix (including silver, nickel and tin prices) ($4.6 million) and an unfavorable currency exchange rate ($5.3 million) which were partially offset by a lower proportion of tolled copper shipped in the 2009 period compared to the 2008 period ($13.3 million). Global Wire sales were $6.7 million in the first six months of 2009. For sales of product comprised of customer-owned (“tolled”) copper, the value of the copper material processed is excluded from sales. Accordingly, as the proportion of tolled sales decrease, sales increase. The average price of copper based upon COMEX decreased to $1.86 per pound for the six months ended June 30, 2009 from $3.67 per pound for the six months ended June 30, 2008. Total pounds of product sold in the first six months of 2009 declined by 32.3% compared to the first six months of 2008.
Bare Wire segment net sales for the six months ended June 30, 2009 were $135.9 million, or a decrease of $159.6 million, or 54.0%, from sales of $295.5 million for the comparable 2008 period. This decrease was primarily the result of a decrease in the average cost and selling price of copper ($81.1 million) and lower volume to customers in all major markets ($92.7 million). These decreases were partially offset by a lower proportion of tolled copper shipped in the 2009 period compared to the 2008 period ($13.4 million) and higher customer pricing/mix ($0.8 million). Of the total pounds processed for the six months ended June 30, 2009 and 2008, respectively, 50.8% and 54.9% were from customers’ tolled copper.
Engineered Wire Products-Europe net sales of $21.5 million for the six months ended June 30, 2009 were $20.0 million, or 48.2%, lower than sales of $41.5 million for the 2008 period. This decrease was the result of $11.3 million from lower volume from reduced customer demand with most major customers, $2.8 million lower average cost and selling price of copper, $0.6 million lower customer pricing/mix and $5.3 million of an unfavorable currency impact.
High Performance Conductors net sales of $46.4 million for the six months ended June 30, 2009 were $23.9 million, or 34.0%, lower than sales of $70.3 million for the 2008 period. This decrease was the result of $5.4 million lower average cost and selling price of copper, $4.8 million lower customer pricing/mix (including silver, tin and nickel prices) and $13.7 million of lower volume from weak end user markets.

Cost of goods sold, exclusive of depreciation and amortization, as a percentage of sales decreased to 83.9% for the six months ended June 30, 2009 from 86.1% for the same period in 2008. The decrease of 2.2 percentage points was due to the decrease in the average cost and selling price of copper (4.9 percentage points) and the change in the proportion and level of tolled and owned copper sales (0.7 percentage points), partially offset by lower customer pricing/mix (1.5 percentage points), higher medical costs in the High Performance Conductors segment (0.3 percentage points), the flow through of higher cost copper in the first quarter of 2009 in Europe (0.2 percentage points) and lower plant overhead absorption and utilization (1.4 percentage points).
Selling, general and administrative expenses were $17.9 million for the six months ended June 30, 2009 compared to $23.1 million for the same period in 2008. This decrease of $5.2 million was the result of $3.3 million of decreased transportation costs, $1.3 million of lower salaries and bonus accruals, $0.3 million of lower professional fees and $0.7 million other cost reductions, net which were partially offset by $0.4 million of higher bad debt expense. These expenses, as a percent of net sales, increased to 8.8% for the six months ended June 30, 2009 from 5.7% for the six months ended June 30, 2008, primarily due to the significant decrease in net sales in the 2009 period compared to 2008.
Depreciation and amortization was $9.8 million for the six months ended June 30, 2009 compared to $8.9 million for the same period in 2008. This increase of $0.9 million was primarily the result of the Global Wire acquisition and other additions to property, plant and equipment.
Operating income for the six months ended June 30, 2009 was $5.0 million compared to $24.3 million for the 2008 period, or a decrease of $19.3 million, or 79.4%, primarily from lower sales volume and plant utilization in all three business segments partially offset by operating cost reductions and lower selling, general and administrative expenses. Bare Wire segment’s operating income of $4.8 million for the 2009 period decreased by $8.1 million, or 62.8%, compared to $12.9 million for the comparable 2008 period, primarily from decreased sales volume, lower plant utilization and higher depreciation, which were partially offset by higher customer pricing/mix, operating cost reductions and lower selling, general and administrative expenses. Engineered Wire Products-Europe operating loss was ($0.3) million, or a decrease of $3.9 million, or 108.3%, from operating income in the 2008 period of $3.6 million from decreased sales volume to all major markets, lower pricing/mix and an unfavorable currency exchange impact. High Performance Conductors operating income was $1.0 million, or a decrease of $7.2 million, or 87.8%, from the 2008 period of $8.2 million due to lower sales volume and plant utilization, higher medical costs in the second quarter of 2009, lower customer pricing/mix and higher depreciation.
Interest expense was $4.5 million for the six months ended June 30, 2009 compared to $4.9 million for the six months ended June 30, 2008. This decrease of $0.4 million was the result of the impact of lower levels of borrowings from reduced working capital requirements during the 2009 period compared to 2008 and lower interest rates in 2009.
Amortization of deferred financing costs was $0.3 million for both the six months ended June 30, 2009 and 2008.
Income tax provision was $0.1 million and $6.4 million for the six months ended June 30, 2009 and 2008, respectively. The Company’s effective tax rate for the six months ended June 30, 2009 was 59.0% and 33.6% for the six months ended June 30, 2008. The higher effective tax rate in 2009 was due to the increased impact of discrete items partially offset by the increased impact of permanent items due to the lower pre-tax income in 2009 as compared to 2008.
Income from continuing operations was $0.1 million and $12.7 million for the six months ended June 30, 2009 and 2008, respectively, or a decrease of $12.6 million, or 99.2%, primarily from lower operating income and a higher effective tax rate.
Income from discontinued operations was $0.0 million for the six months ended June 30, 2009 and $0.1 million for the six months ended June 30, 2008.
As a result of the aforementioned changes, net income was $0.1 million, or $0.01 per basic and diluted share, and $12.8 million, or $1.29 per basic and $1.25 per diluted share, for the six months ended June 30, 2009 and 2008, respectively.

Financial Condition
At the end of the second quarter, total cash and cash equivalents were $6.4 million, down $0.9 million from year-end 2008. During the first six months of 2009, we used excess cash to reduce outstanding long-term debt borrowings.
Accounts receivable of $63.0 million decreased $3.4 million, or 5.1%, from year-end 2008. This decrease was primarily due to lower sales levels in the preceding period and a decrease in day’s sales outstanding of 55 days as of June 30, 2009 compared to year-end 2008 at 56 days. The allowance for doubtful accounts as a percentage of accounts receivable increased from 4.5% at December 31, 2008 to 5.6% as of June 30, 2009 reflecting a higher level of allowances and a lower level of accounts receivable at June 30, 2009 compared to December 31, 2008.
Inventories of $48.6 million as of June 30, 2009 decreased by $14.0 million from December 31, 2008. This decrease was the result of a decrease in pounds of copper and other inventory in the Bare Wire segment ($5.4 million), decreased inventory levels primarily from lower quantities at High Performance Conductors ($3.4 million), lower inventory levels in Engineered Wire Products-Europe ($3.3 million) and an increase in the LIFO reserve due to higher metal prices ($1.9 million), which have increased from the prices at December 31, 2008 (as opposed to the year over year decreases reflected in our operating results).
Accounts payable were $16.6 million as of June 30, 2009, or a decrease of $5.6 million from December 31, 2008 levels, resulting from fewer pounds of metals purchased due to lower sales demand.
Liquidity and Capital Resources
Working Capital and Cash Flows
Net cash provided by operating activities was $23.5 million for the six months ended June 30, 2009, compared to net cash provided by operating activities of $19.8 million for the six months ended June 30, 2008. This increase of $3.7 million was the result of lower accounts receivable from decreased sales and lower metals prices ($25.6 million), inventory changes ($26.2 million), change in accrued/refundable income taxes ($1.5 million), partially offset by decreased net income ($12.7 million), decreased accounts payable ($33.3 million) and other, net ($3.6 million).
Net cash used in investing activities was $3.7 million for the six months ended June 30, 2009, compared to $14.6 million for the six months ended June 30, 2008. This decrease in net cash used of $10.9 million resulted primarily from the acquisition of Hamilton Products for $9.1 million in the 2008 period and lower capital expenditures of $2.6 million partially offset by investment in short-term securities in the 2009 period of $0.7 million and $0.1 million other, net.
Net cash used in financing activities was $21.0 million for the six months ended June 30, 2009, compared to net cash used in financing activities of $4.0 million for the six months ended June 30, 2008. There were net repayments of borrowings of $9.0 million for the six months ended June 30, 2009, and net repayments of borrowings of $5.0 million for the six months ended June 30, 2008. In the 2009 period there was a dividend payment of $12.0 million. In the 2008 period there were $0.9 million in proceeds from the issuance of common stock.
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

Liquidity
We require cash for working capital, capital expenditures, debt service and taxes. Our working capital requirements generally increase when demand for our products increase or when copper, copper premiums, silver, nickel, tin and alloy costs increase significantly or rapidly. Currently, a $0.10 per pound fluctuation in the price of copper will have an approximate $2.3 million impact on our working capital. The average price of copper based upon COMEX decreased to $2.15 per pound for the three months ended June 30, 2009 from $3.80 per pound for the three months ended June 30, 2008. Copper prices continue to be volatile, and the price of copper on the COMEX was $2.75 per pound as of August 6, 2009.
Our principal sources of cash are generated from operations and availability under our Revolving Credit Facility.
As of June 30, 2009, we had $6.4 million of unrestricted cash and cash equivalents. Actual borrowings availability under our Revolving Credit Facility is subject to a borrowing base calculation, generally based upon a percentage of eligible accounts receivable, inventory and property, plant and equipment. As of June 30, 2009, our borrowing base was $81.6 million and our outstanding indebtedness under the Revolving Credit Facility (including outstanding letters of credit) was $14.6 million, resulting in a remaining availability as of such date of $67.0 million.
We expect our cash on hand, operating cash flow, together with available borrowings under the Revolving Credit Facility, will be sufficient to meet our anticipated future operating expenses, capital expenditures and debt service requirements for the next twelve months and the foreseeable future. Our ability to generate sufficient cash flow to meet our operating needs could be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. Any significant reduction in customer demand for our products, change in competitive conditions, reduction in vendor terms from our suppliers, increases in prices of our major raw material components including copper, silver, nickel and tin increases in other expenses such as utility costs, or adverse changes in economic conditions in the U.S. or worldwide could impact our ability to generate sufficient cash flow to fund operations.
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
Off-Balance Sheet Arrangements
We have not historically utilized off-balance sheet financing arrangements and have no such arrangements as of June 30, 2009. However, we do finance the use of certain facilities and equipment under lease agreements provided by various institutions. Since the terms of these agreements meet the definition of operating lease agreements, the sum of future lease payments is not reflected on our condensed consolidated balance sheet. As of June 30, 2009, the future minimum lease payments under these arrangements totaled $5.1 million.
Recently Issued Accounting Standards
In February 2008, the Financial Accounting Standards Board (“FASB”) issued FSP No. 157-2, which delays the effective date of SFAS No. 157, Fair Value Measurements, for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP No. 157-2 partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of the statement. Effective January 1, 2008, the Company adopted SFAS No. 157 except as it applies to those non-financial assets and non-financial liabilities as noted in FSP No. 157-2, which has been adopted effective January 1, 2009. The adoption of FSP No. 157-2 and SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements.
In June 2008, the FASB issued FSP EITF 03-6-1 Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, which addresses whether unvested instruments granted in share-based payment transactions that contain nonforfeitable rights to dividends or dividend equivalents are participating securities subject to the two-class method of computing earnings per share under SFAS No. 128, Earnings Per Share. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. The Company’s adoption of FSP EITF 03-6-1 did not result in a change in the Company’s earnings per share.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP No. FAS 107-1 and APB 28-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. FSP No. FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009. The adoption of FSP No. FAS 107-1 and APB 28-1 did not have a material effect on the Company’s consolidated financial statements. See Note 9.
In May 2009, the FASB issued SFAS No. 165 (“SFAS 165”), Subsequent Events, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The Company implemented SFAS 165 during the three months ended June 30, 2009. The Company evaluated for subsequent events through August 7, 2009, the issuance date of the Company’s financial statements. No subsequent events requiring disclosure were noted.
In June 2009, the FASB issued SFAS No. 168 (“SFAS 168”), The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162. SFAS 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and identifies the sources of authoritative accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the U.S. The Company is required to adopt the provisions of SFAS 168 for its interim period ending September 30, 2009 and the adoption will impact the Company’s financial statement disclosures as all future references to authoritative accounting literature will be referenced in accordance with SFAS 168. There will be no changes to the content of the Company’s financial statements or disclosures as a result of implementing SFAS 168.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We do not ordinarily hold market risk sensitive instruments for trading purposes.
Interest Rate Risk
At June 30, 2009, approximately $4.4 million of $79.4 million of long-term debt, specifically, $4.4 million of borrowings under our Revolving Credit Facility, bear interest at variable rates. A hypothetical 1% increase in variable interest rates would increase our interest rate expense by less than $0.1 million based on the debt outstanding as of June 30, 2009. We are not currently engaged in any hedging activities.
Foreign Currency Risk
As of June 30, 2009, we had operations in Belgium, France and Italy. Our operations may, therefore, be subject to volatility because of currency fluctuations. Sales and expenses are denominated in the euro for the Belgium, French and Italian operations. As a result, these operations are subject to fluctuations in the relative value of the euro. We evaluate from time-to-time various currency hedging programs that could reduce the risk.
In terms of foreign currency translation risk, we are exposed primarily to the euro. Our net foreign currency investment in foreign subsidiaries and affiliates translated into U.S. dollars using month-end exchange rates at June 30, 2009 and year-end exchange rates at December 31, 2008, was $26.1 million and $30.5 million, respectively.
At June 30, 2009, we had no financial instruments outstanding that were sensitive to changes in foreign currency rates.

Commodity Price Risk
The principal raw material used in our products is 5/16 inch copper rod, which is sourced either directly from world copper producers or through rod mill operators in North America and Europe. A significant percentage of total copper is purchased from four major suppliers. Copper rod prices are based on market prices, which are generally established by reference to the New York Mercantile Exchange, Inc. (“COMEX”) prices, plus a premium charged to convert copper cathode to copper rod and deliver it to the required location. Copper prices are affected by a number of factors, including worldwide demand, mining and transportation capacity, political instability and financial markets. Copper supply is generally affected by the number and capacity of the mines that produce copper. For instance, production problems at a single major mine can impact worldwide supply and therefore prices. The average price of copper based upon COMEX decreased to $2.15 per pound for the three months ended June 30, 2009 from $3.80 per pound for the three months ended June 30, 2008, or 44%.
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
Tin is also a component in our products in the Bare Wire and High Performance Conductors segments. The High Performance Conductors segment also uses silver and nickel. The cost of silver, nickel and tin is generally passed-through to our customers through a variety of pricing mechanisms. Our price of silver includes a margin and, consequently, market fluctuations in the price of silver can result in an increase or decrease in profitability at a given volume. For the three months ended June 30, 2009, the average price of silver decreased by 20%, the average price of nickel decreased by 50% and the average price of tin decreased by 39% compared to the three months ended June 30, 2008.

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

Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
During the three and six months ended June 30, 2009, there have been no material developments in the Company’s legal proceedings. For more detailed information, see the disclosures provided in Note 13 to the unaudited condensed consolidated financial statements in this Form 10-Q and Note 13 to our Consolidated Financial Statements and in “Item 3—Legal Proceedings” set forth in our 2008 Form 10-K.

ITEM 1A.	RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our 2008 Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The Risk Factors included in our 2008 10-K have not materially changed. The risks described in our 2008 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Our Annual Meeting of Stockholders was held on June 18, 2009. At the Annual Meeting, stockholders voted on two matters and each matter was approved. The number of shares voted with respect to each matter required to be reported herein are as follows:
1. Election of Directors

Rodney D. Kent	For: 7,934,201	Withheld: 55,667
Mark K. Holdsworth	For: 7,989,868	Withheld: 0
William Lane Pennington	For: 7,934,201	Withheld: 55,667
Peter Blum	For: 7,989,868	Withheld: 0
David M. Gilchrist, Jr.	For: 7,989,868	Withheld: 0
David H. Robbins	For: 7,989,868	Withheld: 0
Lowell W. Robinson	For: 7,989,868	Withheld: 0
John T. Walsh	For: 7,989,868	Withheld: 0
2. Ratification of the Audit Committee’s selection of Deloitte & Touche LLP as our independent registered public accounting firm.
For: 7,989,868      Against: 0      Abstain: 0

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit
Number	Description

31.1	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

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

INTERNATIONAL WIRE GROUP, INC.
Dated: August 7, 2009	By:	/s/ GLENN J. HOLLER
		Name:	Glenn J. Holler
		Title:	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer) and Secretary

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

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